Form 10-K
period 2016-12-31
GALLAGHER ARTHUR J & CO
filed 2017-02-13
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2016 (the last day of the registrant’s most recently completed second quarter) was $7,533,668,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2017 was 178,617,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s definitive 2017 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

Part I

Item 1. Business.

Overview

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or Gallagher, are engaged in providing insurance brokerage and consulting services and third party claims settlement and administration services to both domestic and international entities. We believe that our major strength is our ability to deliver comprehensively structured insurance, risk management and consulting services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers.

Since our founding in 1927, we have grown from a one-person agency to the world’s fourth largest insurance broker based on revenues, according to Business Insurance magazine’s July 18, 2016 edition, and one of the world’s largest property/casualty third party claims administrators, according to Business Insurance magazine’s March 24, 2016 edition. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 63%, 13% and 24%, respectively, to 2016 revenues. We generate approximately 69% of our revenues from the combined brokerage and risk management segments domestically, with the remaining 31% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the United Kingdom (U.K.). Substantially all of the revenues of the corporate segment are generated in the United States (U.S.).

Shares of our common stock are traded on the New York Stock Exchange under the symbol AJG, and we had a market capitalization at December 31, 2016 of approximately $9.3 billion. Information in this report is as of December 31, 2016 unless otherwise noted. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at Two Pierce Place, Itasca, Illinois 60143-3141, and our telephone number is (630) 773-3800.

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

•

Risks that could negatively affect the success of our acquisition strategy, including continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms, which could make it more difficult to identify targets and could make them more expensive; the risk that we may not receive timely regulatory approval of desired transactions; execution risks; integration risks; the risk of post-acquisition deterioration leading to intangible asset impairment charges; and the risk we could incur or assume unanticipated regulatory liabilities such as those relating to violations of anti-corruption and sanctions laws;

•	Our failure to attract and retain experienced and qualified personnel;

•

Risks arising from our growing international operations, including the risks posed by political and economic uncertainty in certain countries (such as the risks posed by protectionist local governments and underdeveloped or evolving legal systems), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti-corruption, sanctions and privacy laws), and risks arising from the complexity of managing businesses across different time zones, geographies, cultures and legal regimes;

•	Risks particular to our risk management segment, including any slowing of the trend toward outsourcing claims administration, and of the concentration of large amounts of revenue with certain clients;

•	The lower level of predictability inherent in contingent and supplemental commissions versus standard commissions;

•	Sustained increases in the cost of employee benefits;

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

•

Our failure to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods or the failure of state and local governments to follow through on agreed-upon income tax credits or other related incentives relating to our planned new corporate headquarters);

•

Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act, (which we refer to as FATCA);

•	The outcome of any existing or future investigation, review, regulatory action or litigation;

•	Our failure to adapt our services to changes resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act;

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Improper disclosure of confidential, personal or proprietary data;

•	Significant changes in foreign exchange rates;

•	Changes in our accounting estimates and assumptions (including as a result of the new revenue recognition standard);

•

Risks related to our clean energy investments, including the risk of intellectual property claims, utilities switching from coal to natural gas, environmental and product liability claims, and environmental compliance costs;

•	Disallowance of Internal Revenue Code of 1986, as amended (which we refer to as IRC) Section 29 or IRC Section 45 tax credits;

•	The risk that our outstanding debt adversely affects our financial flexibility and restrictions and limitations in the agreements and instruments governing our debt;

•	The risk we may not be able to receive dividends or other distributions from subsidiaries;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions and for other reasons;

•	Volatility of the price of our common stock;

•	Risks related to the outcome of the U.S. congressional elections and the new administration; and

•	Risks related to the vote in the U.K. to leave the European Union.

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risk factors referred to above. Our future performance and actual results may differ materially from those expressed in forward-looking statements. Many of the factors that will determine these results are beyond our ability to control or predict. Forward-looking statements speak only as of the date that they are made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in the “Risk Factors” section in Part I, Item 1A of this report.

Operating Segments

We report our results in three segments: brokerage, risk management and corporate. The major sources of our operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations, and fees from risk management operations. Information with respect to all sources of revenue, by segment, for each of the three years in the period ended December 31, 2016, is as follows (in millions):

	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage
Commissions	$2,439.1	43%	$2,338.7	44%	$2,083.0	45%
Fees	775.7	14%	705.8	13%	577.0	12%
Supplemental commissions	147.0	3%	125.5	2%	104.0	2%
Contingent commissions	107.2	2%	93.7	2%	84.7	2%
Investment income and other	58.9	1%	60.3	1%	47.6	1%

	3,527.9	63%	3,324.0	62%	2,896.3	62%

Risk Management
Fees	717.1	13%	726.5	13%	681.3	15%
Investment income	1.0	—%	0.6	—%	1.0	—%

	718.1	13%	727.1	13%	682.3	15%

Corporate
Clean energy and other investment income	1,348.8	24%	1,341.3	25%	1,047.9	23%

Total revenues	$5,594.8	100%	$5,392.4	100%	$4,626.5	100%

See Note 20 to our 2016 consolidated financial statements for additional financial information, including earnings before income taxes and identifiable assets by segment for 2016, 2015 and 2014.

Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commission and fee revenues, and the related brokerage and marketing expenses, can vary from quarter to quarter as a result of the timing of policy inception dates and the timing of receipt of information from insurance carriers. On the other hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions, recognition of books of business gains and losses and the variability in the recognition of IRC Section 45 tax credits also impact the trends in our quarterly operating results. See Note 19 to our 2016 consolidated financial statements for unaudited quarterly operating results for 2016 and 2015.

Brokerage Segment

The brokerage segment accounted for 63% of our revenues in 2016. Our brokerage segment is primarily comprised of retail and wholesale insurance brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance, and healthcare exchange and retirement solutions principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

Our primary sources of compensation for our retail brokerage services are commissions paid by insurance companies, which are usually based upon either a percentage of the premium paid by insureds, or brokerage and advisory fees paid directly by our clients. For wholesale brokerage services, we generally receive a share of the commission paid to the retail broker from the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular insurance company underwriting the policy and whether we act as a retail or wholesale broker. Advisory fees are dependent on the extent and value of the services we provide. In addition, under certain circumstances, both retail brokerage and wholesale brokerage services receive supplemental and contingent commissions. A supplemental commission is a commission paid by an insurance carrier that is above the base commission paid, is determined by the insurance carrier and is established annually in advance of the contractual period based on historical performance criteria. A contingent commission is a commission paid by an insurance carrier based on the overall profit and/or the overall volume of business placed with that insurance carrier during a particular calendar year and is determined after the contractual period.

We operate our brokerage operations through a network of more than 600 sales and service offices located throughout the U.S. and in 32 other countries. Most of these offices are fully staffed with sales and service personnel. We offer client-service capabilities in more than 150 countries around the world through a network of correspondent brokers and consultants.

Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 83% of our brokerage segment revenues in 2016. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

Aviation	Disability	General Liability	Products Liability
Casualty	Earthquake	Health & Welfare	Professional Liability
Claims Advocacy	Errors & Omissions	Healthcare Analytics	Property
Commercial Auto	Exchange Solutions	Human Resources	Retirement
Compensation	Executive Benefits	Institutional Investment	Surety Bond
Cyber Liability	Fiduciary Services	Loss Control	Voluntary Benefits
Dental	Fine Arts	Marine	Wind
Directors & Officers Liability	Fire	Medical	Workers’ Compensation

Our retail brokerage operations are organized into more than 520 office locations primarily located in the U.S., Australia, Canada, the Caribbean, New Zealand and the U.K., and operate within certain key niche/practice groups, which account for approximately 73% of our retail brokerage revenues. These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base. Significant niche/practice groups we serve are as follows:

Affinity	Food/Agribusiness	Life Solutions	Real Estate
Automotive	Global Risks	Manufacturing	Religious/Not-for-Profit
Aviation & Aerospace	Healthcare	Marine	Restaurant
Construction	Higher Education	Mining	Scholastic
Energy	Hospitality	Personal	Technology/Telecom
Entertainment	Insolvency	Private Equity	Trade Credit/Political Risk
Environmental	Law Firms	Professional Groups	Transportation
Financial Institutions	Life Sciences	Public Entity

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

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 17% of our brokerage segment revenues in 2016. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through more than 80 office locations primarily located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. In certain cases we act as a brokerage wholesaler and in other cases we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for insurance carriers. Managing general agents and managing general underwriters are agents authorized by an insurance company to manage all or a part of the insurer’s business in a specific geographic territory. Activities they perform on behalf of the insurer may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

More than 75% of our wholesale brokerage revenues come from non-affiliated brokerage customers. Based on revenues, our domestic wholesale brokerage operation ranked as one of the largest domestic managing general agents/underwriting managers/wholesale brokers/Lloyds coverholders according to Business Insurance magazine’s October 24, 2016 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 13% of our revenues in 2016. Our risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. Approximately 68% of our risk management segment’s revenues are from workers’ compensation-related claims, 28% are from general and commercial auto liability-related claims and 4% are from property-related claims. In addition, we generate revenues from integrated disability management (employee absence management) programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are comprised of fees generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not-for-profit organizations and public entities on an independent basis from our brokerage operations. We manage our third party claims adjusting operations through a network of more than 110 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Most of these offices are fully staffed with claims adjusters and other service personnel. Our adjusters and service personnel act solely on behalf and under the instruction of our clients and customers.

While this segment complements our insurance brokerage offerings, more than 90% of our risk management segment’s revenues come from customers not affiliated with our brokerage operations, such as insurance companies and clients of other insurance brokers. Based on revenues, our risk management operation ranked as one of the world’s largest property/casualty third-party claims administrators according to Business Insurance magazine’s March 24, 2016 edition.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from:

•	Increased levels of business with Fortune 1000 companies;

•	Larger middle-market companies, captives;

•	Program business and the outsourcing of insurance company claims departments; and

•	Mergers and acquisitions.

Corporate Segment

The corporate segment accounted for 24% of our revenues in 2016. The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses and other corporate costs. The revenues reported by this segment in 2016 resulted almost solely from our consolidation of refined fuel operations, of which we control and own more than 50% of those operations. At December 31, 2016, significant investments managed by this segment include:

Clean Coal-Related Ventures

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

International Operations

Our total revenues by geographic area for each of the three years in the period ended December 31, 2016 were as follows (in millions):

	2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total
Brokerage and risk management segments
United States	$2,944.6	69%	$2,713.9	68%	$2,405.9	68%
United Kingdom	712.1	17%	766.9	19%	726.2	20%
Australia	245.5	6%	256.7	6%	236.6	7%
Canada	138.2	3%	136.6	3%	85.0	2%
New Zealand	125.9	3%	122.6	3%	81.3	2%
Other foreign	79.7	2%	54.4	1%	43.6	1%

Total brokerage and risk management	4,246.0	100%	4,051.1	100%	3,578.6	100%

Corporate segment, substantially all United States	1,348.8		1,341.3		1,047.9

Total revenues	$5,594.8		$5,392.4		$4,626.5

Total revenues generated by our U.K. and Australian based operations decreased in 2016 compared to 2015 due to unfavorable foreign currency translation. See Notes 6, 17 and 20 to our 2016 consolidated financial statements for additional financial information related to our foreign operations, including goodwill allocation, earnings before income taxes and identifiable assets, by segment, for 2016, 2015 and 2014.

International and Other Brokerage Related Operations

The majority of our international brokerage operations are in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K., targeting small to medium enterprise risks.

We operate primarily as a retail commercial property and casualty broker throughout more than 35 locations in Australia, 35 locations in Canada and 25 locations in New Zealand. In the U.K., we operate as a retail broker from approximately 100 locations. We also have an underwriting operation for clients to access Lloyd’s of London and other international insurance markets, and a program operation offering customized risk management products and services to U.K. public entities.

In Bermuda, we act principally as a wholesaler for clients looking to access the Bermuda insurance markets and also provide services relating to the formation and management of offshore captive insurance companies.

We also have strategic brokerage alliances with a variety of independent brokers in countries where we do not have a local office presence. Through this global network of correspondent insurance brokers and consultants, we are able to fully serve our clients’ coverage and service needs in more than 150 countries around the world.

Captive insurance companies - We have ownership interests in several insurance and reinsurance companies based in the U.S., Bermuda, Gibraltar, Guernsey, Isle of Man and Malta that primarily operate segregated account “rent-a-captive” facilities. These “rent-a-captive” facilities enable our clients to receive the benefits of owning a captive insurance company without incurring certain disadvantages of ownership. Captive insurance companies, or “rent-a-captive” facilities, are created for clients to insure their risks and capture any underwriting profit and investment income, which would then be available for use by the insureds, generally to reduce future costs of their insurance programs. In general, these companies are set up as protected cell companies that are comprised of separate cell business units (which we refer to as Captive Cells) and the core regulated company (which we refer to as the Core Company). The Core Company is owned and operated by us and no insurance policies are assumed by the Core Company. All insurance is assumed or written within individual Captive Cells. Only the activity of the supporting Core Company of the rent-a-captive facility is recorded in our consolidated financial statements, including cash and stockholder’s equity of the legal entity and any expenses incurred to operate the rent-a-captive facility. Most Captive Cells reinsure individual lines of insurance coverage from external insurance companies. In addition, some Captive Cells offer individual lines of insurance coverage from one of our insurance company subsidiaries. The different types of insurance coverage include special property, general liability, products liability, medical professional liability, other liability and medical stop loss. The policies are generally claims-made. Insurance policies are written by an insurance company and the risk is assumed by each of the Captive Cells. In general, we structure these operations to have no underwriting risk on a net written basis. In situations where we have assumed underwriting risk on a net written basis, we have managed that exposure by obtaining full collateral for the underwriting risk we have assumed from our clients. We typically require pledged assets including cash and/or investment accounts or letters of credit to limit our risk.

We have a wholly owned insurance company subsidiary based in the U.S. that cedes all of its insurance risk to reinsurers or captives under facultative and quota-share treaty reinsurance agreements. These reinsurance arrangements diversify our business and minimize our exposure to losses or hazards of an unusual nature. The ceding of insurance does not discharge us of our primary liability to the policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, we would be liable for such defaulted amounts. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers or captives. In order to minimize our exposure to losses from reinsurer credit risk and insolvencies, we have managed that exposure by obtaining full collateral for which we typically require pledged assets, including cash and/or investment accounts or letters of credit, to fully offset the risk. See Note 16 to our 2016 consolidated financial statements for additional financial information related to the insurance activity of our wholly owned insurance company subsidiary for 2016, 2015 and 2014.

International Risk Management Operations

Our international risk management operations are principally in Australia, Canada, New Zealand and the U.K. Services are similar to those provided in the U.S. and are provided primarily on behalf of commercial and public entity clients.

See Item 1A. “Risk Factors” for information regarding risks attendant to these foreign operations.

Markets and Marketing

We manage our brokerage operations through a network of more than 600 sales and service offices located throughout the U.S. and in 32 other countries. We manage our third party claims adjusting operations through a network of more than 110 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Our customer base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of our business depends upon a single customer or on a few customers. The loss of any one customer would not have a material adverse effect on our operations. In 2016, our largest single customer accounted for approximately 1% of our revenues from the combined brokerage and risk management segments and our ten largest customers represented 3% of our revenues from the combined brokerage and risk management segments in the aggregate. Our revenues are geographically diversified, with both domestic and international operations.

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

Competition

Brokerage Segment

According to Business Insurance magazine’s July 18, 2016 edition, we were the world’s fourth largest insurance broker based on revenues. The insurance brokerage and service business is highly competitive and there are many insurance brokerage and service organizations and individuals throughout the world who actively compete with us in every area of our business.

Our retail and wholesale brokerage operations compete globally with Aon plc, Marsh & McLennan Companies, Inc. and Willis Towers Watson Public Limited Company, each of which has greater worldwide revenues than us. In addition, various other competing firms, such as Jardine Lloyd Thomson Group plc, Wells Fargo Insurance Services, Inc., Brown & Brown Inc., Hub International Ltd., Lockton Companies, Inc. and USI Holdings Corporation, operate globally or nationally or are strong in a particular region or locality and may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render and the overall costs to our clients. In addition, for health/welfare products and benefit consultant services, we compete with larger firms such as Aon Hewitt, Mercer (a subsidiary of Marsh & McLennan Companies, Inc.), Willis Towers Watson Public Limited Company; mid-market firms such as Lockton, USI Holdings, and Wells Fargo and the benefits consulting divisions of the national public accounting firms, as well as a vast number of local and regional brokerages and agencies.

Our wholesale brokerage and binding operations compete with large wholesalers such as CRC Insurance Services, Inc., RT Specialty, AmWINS Group, Inc., as well as a vast number of local and regional wholesalers.

We also compete with certain insurance companies that write insurance directly for their customers. Government benefits relating to health, disability, and retirement are also alternatives to private insurance and indirectly compete with us.

Risk Management Segment

Our risk management operation currently ranks as one of the world’s largest property/casualty third party claims administrators based on revenues, according to Business Insurance magazine’s March 24, 2016 edition. While many global and regional claims administrators operate within this space, we compete directly with Sedgwick Claims Management Services, Inc., Broadspire Services, Inc. (a subsidiary of Crawford & Company), ESIS (a subsidiary of Chubb Limited) and CorVel. Several large insurance companies, such as Travelers and Liberty Mutual, also maintain their own claims administration units, which can be strong competitors. In addition, we compete with various smaller third party claims administrators on a regional level. We believe that the primary factors determining our competitive position are reputation for outstanding service and the ability to resolve customers’ losses in the most cost-efficient manner possible.

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

Business Combinations

We completed and integrated 420 acquisitions from January 1, 2002 through December 31, 2016, almost exclusively within our brokerage segment. The majority of these acquisitions have been smaller regional or local property/casualty retail or wholesale operations with a strong middle-market client focus or significant expertise in one of our niche/practice groups. Over the last decade, we have also increased our acquisition activity in the retail employee benefits brokerage and wholesale brokerage areas. The total purchase price for individual acquisitions has typically ranged from $1.0 million to $50.0 million, although in 2014 we completed three large acquisitions with an aggregate purchase price consideration in excess of $1.7 billion.

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

See Note 3 to our 2016 consolidated financial statements for a summary of our 2016 acquisitions, the amount and form of the consideration paid and the dates of acquisition.

Employees

As of December 31, 2016, we had approximately 24,800 employees. We continuously review benefits and other matters of interest to our employees and consider our relations with our employees to be satisfactory.

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

Disclosure pursuant to Section 13(r) of the Exchange Act

In our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2016, we disclosed certain activities required to be reported under Section 13(r) of the Exchange Act, and such disclosures are incorporated herein by reference. In the fourth quarter of 2016, our U.K. domiciled subsidiary, Arthur J. Gallagher (UK) Limited (AJGUK), acted as insurance broker and advised clients in obtaining insurance coverage for activities related to Iran’s oil, gas and petroleum industries. AJGUK assisted clients in obtaining insurance, reinsurance and retrocession coverage for a variety of activities in Iran, including insurance coverage for:

•	The supply of crude oil to and from Iran;

•	The transport and storage of oil from Iran;

•	The shipment of heavy fuel oil to and from Iran;

•	The docking and loading of oil shipments in Iran;

•	The operation of vessels providing support services to offshore oil platforms that supply oil to Iran; and

•	Other closely related activities pertaining to the supply and transportation of oil to and from Iran.

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

The activities described above were conducted in full compliance with General License H. AJGUK generated total gross revenue of approximately $1,718 (in actual dollars) and net profit of approximately $309 (in actual dollars) from these activities.

AJGUK intends to continue acting as an insurance broker in connection with insurance coverages authorized by General License H.

Item 1A. Risk Factors.

Risks Relating to our Business Generally

An overall economic downturn, as well as unstable economic conditions in the countries and regions in which we operate, could adversely affect our results of operations and financial condition.

An overall decline in economic activity could adversely impact us in future years as a result of reductions in the overall amount of insurance coverage that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. Such reductions could also adversely impact future commission revenues when the carriers perform exposure audits if they lead to subsequent downward premium adjustments. We record the income effects of subsequent premium adjustments when the adjustments become known and, as a result, any improvement in our results of operations and financial condition may lag an improvement in the economy. In addition, some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our results of operations and financial condition. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected. Our growing operations in countries and regions undergoing economic downturns, particularly in the U.K., Australia and certain emerging markets, expose us to risks and uncertainties that could materially adversely affect our results of operations and financial condition. In addition, some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our results of operations and financial condition. For example, approximately 20% of our brokerage segment and approximately 3% of our risk management segment revenues came from the U.K. in 2016. In a referendum held on June 23, 2016, a majority of voters in the U.K. voted in favor of the U.K. leaving the European Union. This vote to leave has created significant uncertainty regarding the U.K. economic outlook, and could lead to a decline in economic activity, a recession, or reduced future growth prospects in the U.K., any of which could damage our clients’ confidence and materially and adversely affect our business.

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

As traditional risk-bearing insurance companies continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those insurance companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to precisely forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

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

A portion of our revenues consists of contingent and supplemental commissions we receive from insurance companies. Contingent commissions are paid by insurance companies based upon the profitability, volume and/or growth of the business placed with such companies during the prior year. Supplemental commissions are commissions paid by insurance companies that are established annually in advance based on historical performance criteria. If, due to the current economic environment or for any other reason, we are unable to meet insurance companies’ profitability, volume or growth thresholds, or insurance companies increase their estimate of loss reserves (over which we have no control), actual contingent commissions or supplemental commissions we receive could be less than anticipated, which could adversely affect our results of operations.

We face significant competitive pressures in each of our businesses.

The insurance brokerage and service business is highly competitive and many insurance brokerage and service organizations actively compete with us in one or more areas of our business around the world. We compete with three firms in the global risk management and brokerage markets, which have revenues significantly larger than ours. In addition, various other competing firms that operate nationally or that are strong in a particular country, region or locality may have, in that country, region or locality, an office with revenues as large as or larger than those of our corresponding local office. Our third party claims administration operation also faces significant competition from stand-alone firms as well as divisions of larger firms.

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

•

Federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products offered by insurance carriers; and

•

Increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms.

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

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat of digital disruption and other technology change. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

In some cases, we depend on key vendors and partners to provide technology and other support for our strategic initiatives. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

Damage to our reputation could have a material adverse effect on our business.

Our reputation is one of our key assets. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these or other matters, including our association with clients or business partners who themselves have a damaged reputation, or from actual or alleged conduct by us or our employees, could damage our reputation. Any resulting erosion of trust and confidence among existing and potential clients, regulators, stockholders and other parties important to the success of our business could make it difficult for us to attract new clients and maintain existing ones, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success depends, in part, on our ability to attract and retain both new talent and experienced personnel, including our senior management, brokers and other key personnel. In addition, we could be adversely affected if we fail to adequately plan for the succession of members of our senior management team. The insurance brokerage industry has experienced intense competition for the services of leading brokers, and in the past we have lost key brokers and groups of brokers, along with their client and business relationships, to competitors. Such departures could lead to the loss of clients and intellectual property. The loss of our chief executive officer or any of our other senior managers, brokers or other key personnel (including the key personnel that manage our interests in our IRC Section 45 investments), or our inability to identify, recruit and retain highly skilled personnel, could materially and adversely affect our business, operating results and financial condition.

Our substantial operations outside the U.S. expose us to risks different than those we face in the U.S.

In 2016, we generated approximately 31% of our revenues outside the U.S., including in countries where the risk of political and economic uncertainty is relatively greater than that present in the U.S. and more stable countries. The global nature of our business creates operational and economic risks. Adverse geopolitical or economic conditions may temporarily or permanently disrupt our operations in these countries or create difficulties in staffing and managing foreign operations. For example, we have substantial operations in India to provide certain back-office services. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected our operations in India. However, such factors could potentially affect our operations there in the future. Should our access to these services be disrupted, our business, operating results and financial condition could be adversely affected.

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

•

Less flexible employee relationships, which may limit our ability to prohibit employees from competing with us after they are no longer employed with us or recovering damages in the event they do so, and may make it more difficult and expensive to terminate their employment;

•

Political and economic instability, including in the U.K., the Eurozone, Australia and certain emerging markets (including risks relating to undeveloped or evolving legal systems, unstable governments, acts of terrorism and outbreaks of war);

•	Coordinating our communications and logistics across geographic distances and multiple time zones, including during times of crisis management;

•	Adverse trade policies, and adverse changes to any of the policies of the U.S. or any of the foreign jurisdictions in which we operate;

•

Unfavorable audits and exposure to additional liabilities relating to various non-income taxes (such as payroll, sales, use, value-added, net worth, property and goods and services taxes) in foreign jurisdictions. In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, discriminatory or confiscatory taxation, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or their interpretation and the financial results of our international subsidiaries. The Organization for Economic Cooperation and Development issued reports and recommendations as part of its Base Erosion and Profit Shifting project (BEPS), and in response many countries in which we do business are expected to adopt rules which may change various aspects of the existing framework under which our tax obligations are determined. For example, in response to BEPS, the U.K. adopted rules in 2016 that will affect the deductibility of interest paid on intercompany debt, and other jurisdictions where we operate, including Australia and New Zealand, may do so as well in the near future;

•	Legal or political constraints on our ability to maintain or increase prices;

•	Cash balances held in foreign banks and institutions where governments have not specifically enacted formal guarantee programs;

•

Lost business or other financial harm due to governmental actions affecting the flow of goods, services and currency, including protectionist policies that discriminate in favor of local competitors; and

•	Governmental restrictions on the transfer of funds to us from our operations outside the U.S.

Following the recent presidential election in the U.S., the foreign and international trade policies of the U.S. could change in ways that exacerbate the risks described above, or introduce new risks for our international operations. If any of these risks materialize, our results of operations and financial condition could be adversely affected.

Significant changes in foreign exchange rates may adversely affect our results of operations.

A large and growing portion of our business is located outside the U.S. Some of our foreign subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. We must also translate the financial results of our foreign subsidiaries into U.S. dollars. Although we have used foreign currency hedging strategies in the past and currently have some in place, such risks cannot be eliminated entirely, and significant changes in exchange rates may adversely affect our results of operations. In the U.K., the vote to leave the European Union may result in substantial volatility in foreign exchange markets and may lead to a sustained weakness in the British pound’s exchange rate against the U.S. dollar. Any significant weakening of the British pound to the U.S. dollar will have an adverse impact on our brokerage and risk management segment revenues and earnings as reported in U.S. dollars.

We face a variety of risks in our third party claims administration operations that are distinct from those we face in our brokerage operations.

Our third party claims administration operations face a variety of risks distinct from those faced by our brokerage operations, including the risks that:

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

•	Economic weakness or a slow-down in economic activity could lead to a reduction in the number of claims we process;

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

Our inability to recover successfully should we experience a disaster, cybersecurity attack or other disruption to business continuity could have a material adverse effect on our operations, damage our reputation and impact client relationships.

Our ability to conduct business may be adversely affected, even in the short-term, by a disruption in the infrastructure that supports our business and the communities where we are located. For example, our third party claims administration operation is highly dependent on the continued and efficient functioning of RISX-FACS®, our proprietary risk management information system, to provide clients with insurance claim settlement and administration services.

Disruptions could be caused by, among other things, restricted physical site access, terrorist activities, disease pandemics, cybersecurity attacks, or outages to electrical, communications or other services we use, our employees or third parties with whom we conduct business. We have disaster recovery procedures in place and insurance to protect against such contingencies. However, such procedures may not be effective and any insurance or recovery procedures may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients or increase in claims and lawsuits directed against us because of any period during which we are unable to provide services. We anticipate moving our corporate headquarters during the first quarter of 2017. Any major disruption in the move, or our inability to successfully recover should we experience a disaster or other disruption to business continuity could have a material adverse effect on our operations. The occurrence of such events could also cause reputational harm and damage our client relationships.

Regulatory, Legal and Accounting Risks

Improper disclosure of confidential, personal or proprietary data, whether due to human error, misuse of information by employees or vendors, or as a result of cyberattacks, could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.

We maintain confidential, personal and proprietary information relating to our company, our employees and our clients. This information includes personally identifiable information, protected health information and financial information. In many jurisdictions, particularly in the U.S. and the European Union, we are subject to laws and regulations relating to the collection, use, retention, security and transfer of this information. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third party vendors.

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

With respect to our commercial arrangements with third party vendors, we have processes designed to require third party IT outsourcing, offsite storage and other vendors to agree to maintain certain standards with respect to the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, the breakdown of a vendor’s data protection processes, or a cyber attack on a vendor’s information systems.

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

The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including increased staffing needs, the development of new policies, procedures and internal controls and providing training to employees in multiple locations, adding to our cost of doing business. Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected. In addition, in light of recent events associated with the planned exit of the U.K. from the European Union, we will likely face new regulatory costs and challenges. For example, our U.K. operations could lose their European Union financial services passport which provides them the license to operate across borders within the single European Union market without obtaining local regulatory approval.

Changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational changes that could result in lost revenues or higher costs or hinder our ability to operate our business.

For example, the method by which insurance brokers are compensated has received substantial scrutiny in the past because of the potential for conflicts of interest. The potential for conflicts of interest arises when a broker is compensated by two parties in connection with the same or similar transactions. The vast majority of the compensation we receive for our work as insurance brokers is in the form of retail commissions and fees. We receive additional revenue from insurance companies, separate from retail commissions and fees, including, among other things, contingent and supplemental commissions and payments for consulting and analytics services provided to insurance carriers. Future changes in the regulatory environment may impact our ability to collect these additional revenue streams. Adverse regulatory, legal or other developments regarding these revenues could have a material adverse effect on our business, results of operations or financial condition, expose us to negative publicity and reputational damage and harm our client, insurer or other relationships.

We could be adversely affected by violations or alleged violations of laws that impose requirements for the conduct of our overseas operations, including the FCPA, the U.K. Bribery Act or other anti-corruption laws, sanctioned parties restrictions, and FATCA.

In foreign countries where we operate, a risk exists that our employees, third party partners or agents could engage in business practices prohibited by applicable laws and regulations, such as the FCPA and the U.K. Bribery Act. Such anti-corruption laws generally prohibit companies from making improper payments to foreign officials and require companies to keep accurate books and records and maintain appropriate internal controls. Our policies mandate strict compliance with such laws and we devote substantial resources to programs to ensure compliance. However, we operate in some parts of the world that have experienced governmental corruption, and, in certain circumstances, local customs and practice might not be consistent with the requirements of anti-corruption laws. In addition, in recent years, two of the five publicly traded insurance brokerage firms were investigated in the U.S. and the U.K. for improper payments to foreign officials. These firms undertook internal investigations and paid significant settlements.

We remain subject to the risk that our employees, third party partners or agents will engage in business practices that are prohibited by our policies and violate such laws and regulations. Violations by us or a third party acting on our behalf could result in significant internal investigation costs and legal fees, civil and criminal penalties, including prohibitions on the conduct of our business, and reputational harm.

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

The 2010 Health Care Reform Legislation, among other things, increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees, and continues to be amended through regulations issued by various government agencies. Initiatives by the incoming presidential administration to change certain aspects of this legislation may increase such complexity. Many clients of our brokerage segment purchase health and welfare products for their employees and, therefore, are impacted by the 2010 Health Care Reform Legislation. We have made significant investments in product and knowledge development to assist clients as they navigate the complex requirements of this legislation. Depending on future changes to health legislation, these investments may not yield returns. In addition, if we are unable to adapt our services to changes resulting from this law and any subsequent regulations, our ability to grow our business or to provide effective services, particularly in our employee benefits consulting business, will be negatively impacted. In addition, if our clients reduce the role or extent of employer sponsored health care in response to this or any other law, our results of operations could be adversely impacted.

We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide insurance companies with complete and accurate information relating to the risks being insured, or provide clients with appropriate consulting, advisory and claims handling services. There is the risk that our employees or sub-agents may fail to appropriately apply funds that we hold for our clients on a fiduciary basis. Certain of our benefits and retirement consultants provide investment advice or decision-making services to clients. If these clients experience investment losses, our reputation could be damaged and our financial results could be negatively affected as a result of claims asserted against us and lost business. We have established provisions against these potential matters that we believe are adequate in light of current information and legal advice, and we adjust such provisions from time to time based on current material developments. The damages claimed in such matters are or may be substantial, including, in many instances, claims for punitive, treble or other extraordinary damages. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable or we experience an increase in liabilities for which we self-insure. We have purchased errors and omissions insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as current developments warrant.

As more fully described in Note 15 to our consolidated financial statements, we are a defendant in various legal actions incidental to our business, including but not limited to matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. For example, our micro-captive advisory services are currently the subject of an investigation by the IRS. In addition, we were named in a lawsuit asserting that we, our subsidiary, Gallagher Clean Energy, LLC, and Chem-Mod LLC are liable for infringement of a patent held by Nalco Company. An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period, or on an ongoing basis. In addition, regardless of any eventual monetary costs, any such matter could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments (including our IRC Section 45 investments), income taxes, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates. Additionally, changes in accounting standards (such as new standards relating to revenue recognition and leases) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations. See Note 2 to our 2016 consolidated financial statements for information with respect to the potential impacts the new standards relating to revenue recognition and leases could have on our future financial position and operating results.

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

•

Availability of the tax credits under IRC Section 45. Our ability to claim tax credits under IRC Section 45 depends upon the operations in which we have invested satisfying certain ongoing conditions set forth in IRC Section 45. These include, among others, the emissions reduction, “qualifying technology”, “placed-in-service” and coal sales to unrelated parties requirements of IRC Section 45, as well as the requirement that at least one of the operations’ owners qualifies as a “producer” of refined coal. While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations have not satisfied, or have not continued to satisfy, the conditions set forth in IRC Section 45.

•

Value of the tax credits. The value of the tax credits could be impacted by changes in the tax code as a result of the recent presidential and congressional elections in the U.S. Congress could modify or repeal IRC Section 45 and remove the tax credits (either prospectively or through the elimination of the carryover of the credits), which might adversely affect the value of our investment. Also, if Congress reduces tax rates as proposed, although we would pay less in taxes overall, it would reduce the tax benefit of operating costs associated with the production of refined coal.

•

Co-investor tax credit risks. We have co-investors in several of the operations currently producing refined coal, and are working to negotiate arrangements with potential co-investors for the purchase of equity stakes in other operations. If no satisfactory arrangements can be reached with these potential co-investors, or if in the future any one of our co-investors leaves a project, we could have difficulty finding replacements in a timely manner. On February 10, 2017, one of the refined coal partnerships in which we are an investor received a notice from the IRS setting forth its view that certain of our co-investors are unable to claim tax credits based on the structure of their partnership interests. The IRS notice does not challenge the validity of the tax credits or our ability to utilize tax credits. Our co-investors have the right to appeal and defend their position in tax court. While it is not possible to predict the ultimate outcome of any such appeal, an adverse ruling would likely make it more difficult for us to reach satisfactory arrangements with new co-investors. We could also be subject to claims against us from the co-investors affected by this IRS notice.

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

•

Demand for commercial refined coal plants. The implementation of environmental regulations regarding certain pollution control and permitting requirements has been delayed from time to time due to various lawsuits. The uncertainty created by litigation and reconsiderations of rule-making by the Environmental Protection Agency could negatively impact power generational facilities’ demand for commercial refined coal plants, should we need to move them as described below.

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

•

Moving a commercial refined coal plant. Changes in circumstances, such as those described above, may cause a commercial refined coal plant to be moved to a different power generation facility, which could require us to invest additional capital. Three plants do not currently have long-term production contracts, and may have to be moved once negotiations for such contracts are finalized. In addition, if for any reason one or more of these operations are unable to satisfy regulatory permitting requirements and the utilities at which they are installed are unable to timely obtain long-term permits, we may not be able to generate additional earnings from these operations.

•

Intellectual property risks. There is a risk that foreign laws will not protect the intellectual property associated with The Chem-Mod™ Solution to the same extent as U.S. laws, leaving us vulnerable to companies outside the U.S. who may attempt to copy such intellectual property. In addition, other companies may make claims of intellectual property infringement with respect to The Chem-Mod™ Solution. Such intellectual property claims, with or without merit, could require that Chem-Mod (or us and our investment and operational partners) obtain a license to use the intellectual property, which might not be obtainable on favorable terms, if at all. In July 2014, we were named in a lawsuit asserting that we and other defendants are liable for infringement of a patent held by Nalco Company. In response, we filed a motion to dismiss the complaint on behalf of all defendants, alleging no infringement of Nalco’s intellectual property. This motion and similar motions attacking amended complaints filed by Nalco, were granted. On April 20, 2016 the court dismissed Nalco’s complaint and disallowed any further opportunity to amend or refile. Although Nalco has appealed this ruling, we believe that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of this proceeding. If Chem-Mod (or we and our investment and operational partners) cannot defeat or defend this or other such claims or obtain necessary licenses on reasonable terms, the operations may be precluded from using The Chem-Mod™ Solution.

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

The construction and operation of the IRC Section 45 operations are subject to Federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations generally require the operations and/or the utilities at which the operations are located to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. There are costs associated with ensuring compliance with all applicable laws and regulations, and failure to fully comply with all applicable laws and regulations could lead to the imposition of penalties or other liability. Failure of The Chem-Mod™ Solution utilized at coal-fired generation facilities, for example, could result in violations of air emissions permits, which could lead to the imposition of penalties or other liability. Additionally, some environmental laws, without regard to fault or the legality of a party’s conduct, on certain entities that are considered to have contributed to, or are otherwise responsible for, the release or threatened release of hazardous substances into the environment. One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties. By using The Chem-Mod™ Solution at locations owned and operated by others, we and our partners may be exposed to the risk of being held liable for environmental damage from releases of hazardous substances we may have had little, if any, involvement in creating. Such risk remains even after production ceases at an operation to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with The Chem-Mod™ Solution. In addition, we and our partners could face the risk of environmental and product liability claims related to concrete incorporating fly ash produced using The Chem-Mod™ Solution. No assurances can be given that contractual arrangements and precautions taken to ensure assumption of these risks by facility owners or operators, or other end users, will result in that facility owner or operator, or other end user, accepting full responsibility for any environmental or product liability claim. Nor can we or our partners be certain that facility owners or operators, or other end users, will fully comply with all applicable laws and regulations, and this could result in environmental or product liability claims. It is also not uncommon for private claims by third parties alleging contamination to also include claims for personal injury, property damage, nuisance, diminution of property value, or similar claims. Furthermore, many environmental, health and safety laws authorize citizen suits, permitting third parties to make claims for violations of laws or permits. Our insurance may not cover all environmental risk and costs or may not provide sufficient coverage in the event of an environmental or product liability claim, and defense of such claims can be costly, even when such defense prevails. If significant uninsured losses arise from environmental or product liability claims, or if the costs of environmental compliance increase for any reason, our results of operations and financial condition could be adversely affected.

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

As of December 31, 2016, we had total consolidated debt outstanding of approximately $2.7 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. It will also reduce the ability to use that cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

The agreements governing our debt contain covenants that, among other things, restrict our ability to dispose of assets, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments, and require us to comply with certain financial covenants. The restrictions in the agreements governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the agreements governing our debt could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our financial condition and results of operations.

We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.

We are organized as a holding company, a legal entity separate and distinct from our operating subsidiaries. As a holding company without significant operations of our own, we are dependent upon dividends and other payments from our operating subsidiaries to meet our obligations for paying principal and interest on outstanding debt obligations, for paying dividends to stockholders, repurchasing our common stock and for corporate expenses. In the event our operating subsidiaries are unable to pay sufficient dividends and other payments to us, we may not be able to service our debt, pay our obligations, pay dividends on or repurchase our common stock.

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

Funds from our operating subsidiaries outside the U.S. may be repatriated to the U.S. via stockholder distributions and intercompany financings, where necessary. A number of factors may arise that could limit our ability to repatriate funds or make repatriation cost prohibitive, including, but not limited to the imposition of currency controls and other government restrictions on repatriation in the jurisdictions in which our subsidiaries operate, fluctuations in foreign exchange rates, the imposition of withholding and other taxes on such payments and our ability to repatriate earnings in a tax-efficient manner.

In the event we are unable to generate or repatriate cash from our operating subsidiaries for any of the reasons discussed above, our overall liquidity could deteriorate and our ability to finance our obligations, including to pay dividends on or repurchase our common stock, could be adversely affected.

Future sales or other dilution of our equity could adversely affect the market price of our common stock.

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. The issuance of any additional shares of common or of preferred stock or convertible securities could be substantially dilutive to holders of our common stock. Moreover, to the extent that we issue restricted stock units, performance stock units, options or warrants to purchase our shares of our common stock in the future and those options or warrants are exercised or as the restricted stock units or performance stock units vest, our stockholders may experience further dilution. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

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

•	Market volatility;

•	A negative market reaction to announced acquisitions;

•	Competitive pressures in each of our segments;

•	General conditions in the insurance brokerage and insurance industries;

•	Legal proceedings or regulatory investigations;

•	Regulatory requirements, including international sanctions and the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 or other anti-corruption laws;

•

Quarter-to-quarter volatility in the earnings impact of IRC Section 45 tax credits from our clean energy investments, due to the application of accounting standards applicable to the recognition of tax credits; and

•	Sales of substantial amounts of common shares by our directors, executive officers or significant stockholders or the perception that such sales could occur.

Stockholder class action lawsuits may be instituted against us following a period of volatility in our stock price. Any such litigation could result in substantial cost and a diversion of management’s attention and resources.

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

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate related to the branch facilities of our brokerage and risk management segments. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Note 15 to our 2016 consolidated financial statements for information with respect to our lease commitments as of December 31, 2016.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers

Our executive officers are as follows:

Name	Age	Position and Year First Elected

J. Patrick Gallagher, Jr.	64	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	53	Corporate Vice President, General Counsel, Secretary since 2007

Richard C. Cary	54	Controller since 1997, Chief Accounting Officer since 2001

Joel D. Cavaness	55	Corporate Vice President since 2000, President of our Wholesale Brokerage Operation since 1997

James W. Durkin, Jr.	67	Corporate Vice President, President of our Employee Benefit Brokerage Operation 1985 - 2016, Chairman beginning in 2017

Thomas J. Gallagher	58	Corporate Vice President since 2001, Chairman of our International Brokerage Operation 2010 - 2016, President of our Retail Property/Casualty Brokerage Operation beginning in 2017

James S. Gault	64	Corporate Vice President since 1992, President of our Retail Property/Casualty Brokerage Operation 2002 - 2016, Chairman beginning in 2017

Douglas K. Howell	55	Corporate Vice President, Chief Financial Officer since 2003

Scott R. Hudson	55	Corporate Vice President and President of our Risk Management Operation since 2010

Susan E. Pietrucha	49	Corporate Vice President, Chief Human Resource Officer since 2007

William F. Ziebell *	54	Corporate Vice President since 2011, regional leader in our Employee Benefits Brokerage Operations 2004 - 2016, President beginning in 2017

*	Mr. Ziebell was designated as an executive officer in January 2017.

We have employed each such person principally in management capacities for more than the past five years. All executive officers are appointed annually and serve at the pleasure of our board of directors.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of our common stock for the two-year period from January 1, 2015 through December 31, 2016 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

Quarterly Periods	High	Low	Dividends Declared per Common Share
2016
First	$44.67	$35.96	$0.38
Second	48.64	43.17	0.38
Third	51.24	47.15	0.38
Fourth	52.34	47.16	0.38
2015
First	$48.71	$44.24	$0.37
Second	49.59	46.30	0.37
Third	48.33	39.99	0.37
Fourth	44.54	39.43	0.37

As of January 31, 2017, there were approximately 1,000 holders of record of our common stock.

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of Gallagher or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended December 31, 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)

October 1 through October 31, 2016	—	$—	—	7,735,489

November 1 through November 30, 2016	4,684	48.44	—	7,735,489

December 1 through December 31, 2016	21,565	51.23	—	7,735,489

Total	26,249	$50.73	—

(1)	Amounts in this column represent shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The DEPP is a non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) or upon or after their actual retirement. See Note 10 to the consolidated financial statements in this report for more information regarding the DEPP. The DCPP is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the fourth quarter of 2016, we instructed the rabbi trustee for the DEPP and the DCPP to reinvest dividends paid into the plans in our common stock and to purchase our common stock using the cash that was funded into these plans related to the 2016 awards. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax basis or after-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.
(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.
(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008). We did not repurchase any shares of our common stock under the repurchase plan during the fourth quarter of 2016. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2016 have been derived from our consolidated financial statements. Such data should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$2,439.1	$2,338.7	$2,083.0	$1,553.1	$1,302.5
Fees	1,492.8	1,432.3	1,258.3	1,059.5	971.7
Supplemental commissions	147.0	125.5	104.0	77.3	67.9
Contingent commissions	107.2	93.7	84.7	52.1	42.9
Investment income and other	1,408.7	1,402.2	1,096.5	437.6	135.3

Total revenues	5,594.8	5,392.4	4,626.5	3,179.6	2,520.3
Total expenses	5,237.9	5,098.9	4,335.0	2,888.6	2,259.2

Earnings before income taxes	356.9	293.5	291.5	291.0	261.1
Provision (benefit) for income taxes	(88.1)	(95.6)	(36.0)	6.4	50.3

Net earnings	445.0	389.1	327.5	284.6	210.8
Net earnings attributable to noncontrolling interests	30.6	32.3	24.1	16.0	15.8

Net earnings attributable to controlling interests	$414.4	$356.8	$303.4	$268.6	$195.0

Per Share Data:
Diluted net earnings per share (1)	2.32	2.06	1.97	2.06	1.59
Dividends declared per common share (2)	1.52	1.48	1.44	1.40	1.36
Share Data:
Shares outstanding at year end	178.3	176.9	164.6	133.6	125.6
Weighted average number of common shares outstanding	177.6	172.2	152.9	128.9	121.0
Weighted average number of common and common equivalent shares outstanding	178.4	173.2	154.3	130.5	122.5
Consolidated Balance Sheet Data:
Total assets	$11,489.6	$10,910.5	$10,010.0	$6,860.5	$5,352.3
Long-term debt less current portion	2,150.0	2,075.0	2,125.0	825.0	725.0
Total stockholders’ equity	3,655.8	3,688.2	3,305.1	2,114.8	1,672.8

Return on beginning stockholders’ equity (3)	11%	11%	14%	16%	26%
Employee Data:
Number of employees - at year end (4)	24,790	23,857	22,375	18,055	14,924

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.
(4)	Prior to September 1, 2016, most of Gallagher’s India-based workforce was provided by a third-party on a cost-pass-through basis. During the third quarter of 2016, Gallagher consummated a transaction whereby it now directly employees those associates, thereby adding approximately 2,700 employees to our global workforce counts shown above. We revised the workforce number as of December 31, 2015, 2014, 2013 and 2012 to conform to the current period presentation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report. In addition, please see “Information Regarding Non-GAAP Measures and Other” beginning on page 31 for a reconciliation of the non-GAAP measures for adjusted total revenues, organic commission, fee and supplemental commission revenues and adjusted EBITDAC to the comparable GAAP measures, as well as other important information regarding these measures.

We are engaged in providing insurance brokerage and third party property/casualty claims settlement and administration services to entities in the U.S. and abroad. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between insurers and our customers and we do not assume net underwriting risks. We are headquartered in Itasca, Illinois, have operations in 33 other countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent brokers and consultants. In 2016, we expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generate approximately 69% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 31% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. (based on 2016 revenues). We expect that our international revenue as a percentage of our total revenues in 2017 will be comparable to 2016. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 63%, 13% and 24%, respectively, to 2016 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

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

Summary of Financial Results – Year Ended December 31,

See the reconciliations of non-GAAP measures on pages 27 and 28.

	Year 2016		Year 2015		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
	(In millions, except per share data)
Brokerage Segment
Revenues	$3,527.9	$3,521.3	$3,324.0	$3,232.0	6%	9%
Organic revenues		$3,286.7		$3,173.9		3.6%
Net earnings	$357.1		$268.1		33%
Net earnings margin	10.1%		8.1%		+205 bpts
Adjusted EBITDAC		$948.7		$856.8		11%
Adjusted EBITDAC margin		26.9%		26.5%		+43 bpts
Diluted net earnings per share	$1.98	$2.30	$1.54	$2.13	29%	8%
Risk Management Segment
Revenues	$718.1	$718.1	$727.1	$723.4	-1%	-1%
Organic revenues		$713.9		$705.1		1.3%
Net earnings	$57.2		$57.2		0%
Net earnings margin	8.0%		7.9%		+10 bpts
Adjusted EBITDAC		$124.4		$124.9		0%
Adjusted EBITDAC margin		17.3%		17.3%		+5 bpts
Diluted net earnings per share	$0.32	$0.33	$0.33	$0.36	-3%	-8%
Corporate Segment
Diluted net earnings per share	$0.02	$0.11	$0.19	$0.09	-89%	22%
Total Company
Diluted net earnings per share	$2.32	$2.74	$2.06	$2.58	13%	6%

In our corporate segment, net after tax earnings from our clean energy investments was $114.4 million in 2016. We anticipate our clean energy investments to generate between $117.0 million and $133.0 million in net after tax earnings in 2017. We expect to use these additional earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues, net earnings, EBITDAC and diluted net earnings per share for 2016 and 2015. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC (non-GAAP measure) and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 35 and 42 of this filing.

Year Ended December 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:

					(Non-GAAP Measure)		Diluted Net Earnings
	Revenues		Net Earnings		EBITDAC		Per Share
Segment	2016	2015	2016	2015	2016	2015	2016	2015
	(In millions, except per share data)
Brokerage, as reported	$3,527.9	$3,324.0	$357.1	$268.1	$885.2	$746.2	$1.98	$1.54
Gains on book sales	(6.6)	(6.7)	(4.7)	(5.0)	(6.6)	(6.7)	(0.03)	(0.03)
Acquisition integration	—	—	32.8	69.2	45.7	100.9	0.18	0.40
Workforce & lease termination	—	—	15.1	16.3	20.7	23.0	0.09	0.09
Acquisition related adjustments	—	—	14.9	28.5	3.7	3.4	0.09	0.16
U.K. statutory income tax rate change	—	—	(1.5)	(4.2)	—	—	(0.01)	(0.02)
Levelized foreign currency translation	—	(85.3)	—	(1.1)	—	(10.0)	—	(0.01)

Brokerage, as adjusted *	3,521.3	3,232.0	413.7	371.8	948.7	856.8	2.30	2.13

Risk Management, as reported	718.1	727.1	57.2	57.2	122.2	119.1	0.32	0.33
Workforce & lease termination	—	—	1.5	2.1	2.2	2.9	0.01	0.01
Client run-off/bankruptcy	—	1.0	—	3.1	—	4.0	—	0.02
Acquisition related adjustments	—	—	—	(0.3)	—	—	—	—
Levelized foreign currency translation	—	(4.7)	—	(0.6)	—	(1.1)	—	—

Risk Management, as adjusted *	718.1	723.4	58.7	61.5	124.4	124.9	0.33	0.36

Corporate, as reported	1,348.8	1,341.3	30.7	63.8	(157.8)	(94.0)	0.02	0.19
Impact of 2015 litigation settlement	—	(31.0)	16.1	(17.7)	20.2	(16.2)	0.09	(0.10)

Corporate, as adjusted *	1,348.8	1,310.3	46.8	46.1	(137.6)	(110.2)	0.11	0.09

Total Company, as reported	$5,594.8	$5,392.4	$445.0	$389.1	$849.6	$771.3	$2.32	$2.06

Total Company, as adjusted *	$5,588.2	$5,265.7	$519.2	$479.4	$935.5	$871.5	$2.74	$2.58

Total Brokerage & Risk
Management, as reported	$4,246.0	$4,051.1	$414.3	$325.3	$1,007.4	$865.3	$2.30	$1.87

Total Brokerage & Risk
Management, as adjusted *	$4,239.4	$3,955.4	$472.4	$433.3	$1,073.1	$981.7	$2.63	$2.49

*	For 2016, the pretax impact of the brokerage segment adjustments totals $80.5 million, with a corresponding adjustment to the provision for income taxes of $23.9 million relating to these items. The pretax impact of the risk management segment adjustments totals $2.2 million, with a corresponding adjustment to the provision for income taxes of $0.7 million relating to these items. The pretax impact of the corporate segment adjustments totals $20.2 million, with a corresponding adjustment to the provision for income taxes of $4.1 million relating to these items. For the year ended December 31, 2015, the pretax impact of the brokerage segment adjustments totals $155.2 million, with a corresponding adjustment to the provision for income taxes of $51.5 million relating to these items. The pretax impact of the risk management segment adjustments totals $5.6 million, with a corresponding adjustment to the provision for income taxes of $1.3 million relating to these items. The pretax impact of the corporate segment adjustments totals ($16.2) million, with a corresponding adjustment to the provision for income taxes of $1.5 million relating to these items.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)

				Net Earnings	Net Earnings
	Earnings	Provision		(Loss)	(Loss)	Diluted Net
	(Loss)	(Benefit)		Attributable to	Attributable to	Earnings
	Before Income	for Income	Net	Noncontrolling	Controlling	(Loss)
	Taxes	Taxes	Earnings	Interests	Interests	per Share
Year Ended Dec 31, 2016
Brokerage, as reported	$551.2	$194.1	$357.1	$3.6	$353.5	$1.98
Gains on book sales	(6.6)	(1.9)	(4.7)	—	(4.7)	(0.03)
Acquisition integration	45.7	12.9	32.8	—	32.8	0.18
Workforce & lease termination	20.7	5.6	15.1	—	15.1	0.09
Acquisition related adjustments	20.7	5.8	14.9	—	14.9	0.09
U.K. statutory income tax rate change	—	1.5	(1.5)	—	(1.5)	(0.01)

Brokerage, as adjusted	$631.7	$218.0	$413.7	$3.6	$410.1	$2.30

Risk Management, as reported	$92.5	$35.3	$57.2	$—	$57.2	$0.32
Workforce & lease termination	2.2	0.7	1.5	—	1.5	0.01

Risk Management, as adjusted	$94.7	$36.0	$58.7	$—	$58.7	$0.33

Corporate, as reported	$(286.8)	$(317.5)	$30.7	$27.0	$3.7	$0.02
Impact of 2015 litigation settlement	20.2	4.1	16.1	—	16.1	0.09

Corporate, as adjusted	$(266.6)	$(313.4)	$46.8	$27.0	$19.8	$0.11

Year Ended Dec 31, 2015
Brokerage, as reported	$413.4	$145.3	$268.1	$1.7	$266.4	$1.54
Gains on book sales	(6.7)	(1.7)	(5.0)	—	(5.0)	(0.03)
Acquisition integration	100.9	31.7	69.2	—	69.2	0.40
Workforce & lease termination	23.0	6.7	16.3	—	16.3	0.09
Acquisition related adjustments	39.8	11.3	28.5	—	28.5	0.16
U.K. statutory income tax rate change	—	4.2	(4.2)	—	(4.2)	(0.02)
Levelized foreign currency translation	(1.8)	(0.7)	(1.1)	—	(1.1)	(0.01)

Brokerage, as adjusted	$568.6	$196.8	$371.8	$1.7	$370.1	$2.13

Risk Management, as reported	$92.3	$35.1	$57.2	$—	$57.2	$0.33
Workforce & lease termination	2.9	0.8	2.1	—	2.1	0.01
Client run-off/bankruptcy	4.0	0.9	3.1	—	3.1	0.02
Acquisition related adjustments	(0.5)	(0.2)	(0.3)	—	(0.3)	—
Levelized foreign currency translation	(0.8)	(0.2)	(0.6)	—	(0.6)	—

Risk Management, as adjusted	$97.9	$36.4	$61.5	$—	$61.5	$0.36

Corporate, as reported	$(212.2)	$(276.0)	$63.8	$30.6	$33.2	$0.19
Impact of 2015 litigation settlement	(16.2)	1.5	(17.7)	—	(17.7)	(0.10)

Corporate, as adjusted	$(228.4)	$(274.5)	$46.1	$30.6	$15.5	$0.09

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

The Council of Insurance Agents & Brokers (which we refer to as the CIAB) 2016 quarterly surveys indicated that U.S. commercial property/casualty rates decreased by 3.7%, 3.9%, 3.2% and 3.3% on average across all lines, for the first, second, third and fourth quarters of 2016, respectively. The fourth quarter 2016 CIAB survey indicated that rates declined for the eighth straight quarter. CIAB survey respondents noted that the decrease in rates during the fourth quarter of 2016 were fairly consistent with the third quarter of 2016, signaling some stability in the market. In 2017, while we see retail property/casualty rates as a headwind, we do see property/casualty exposure growth offsetting this partially. We also see employment growth and complexity surrounding the Affordable Care Act as tailwinds for our employee benefit units. In addition, our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. We believe similar conditions exist as we start the January 1, 2017 renewal season. Internationally, we see a similar market in U.K. retail Canada, Australia and New Zealand, but more softening in London Specialty. Overall, we believe a modestly-down rate environment can be partially mitigated through exposure unit growth in certain lines and by our professionals demonstrating our expertise and high quality value added capabilities by strengthening our clients’ insurance portfolio in these times. Based on our experience, insurance carriers appear to be making rational pricing decisions. In lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. As carriers reach their profitability targets in lines, rates may start to flatten. In summary, in this environment, rates decreased at a moderate pace, clients can still obtain coverage, businesses continue to stay in standard-line markets and there is adequate capacity in the insurance market. It is not clear whether the rate retraction will continue due to the uncertainty of the current economic environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

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

Thirty-one plants are under long-term production contracts with several utilities. The remaining three plants are in early stages of seeking and negotiating long-term production contracts.

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

Our current estimate of the 2017 annual net after tax earnings that could be generated from all of our clean energy investments in 2017 is between $117.0 million to $133.0 million.

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

Revenue Recognition - See Revenue Recognition in Note 1 to our consolidated financial statements. See Note 2 to our 2016 consolidated financial statements for information with respect to the potential impacts a new accounting standard relating to revenue recognition could have on our future financial position and operating results.

Income Taxes - See Income Taxes in Note 1 to our consolidated financial statements.

Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. We recognize interest and penalties, if any, related to unrecognized tax benefits in our provision for income taxes. See Note 17 to our consolidated financial statements for a discussion regarding the possibility that our gross unrecognized tax benefits balance may change within the next twelve months.

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

Intangible Assets/Earnout Obligations - See Intangible Assets in Note 1 to our consolidated financial statements.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections that are developed by management for the acquired entity and market participant assumptions that are derived for revenue growth and/or profitability. We estimate future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discount these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. See Note 3 to our consolidated financial statements for additional discussion on our 2016 business combinations.

Business Combinations and Dispositions

See Note 3 to our consolidated financial statements for a discussion of our 2016 business combinations. We did not have any material dispositions in 2016, 2015 and 2014.

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

Adjusted Non-GAAP presentation - We believe that the adjusted Non-GAAP presentation of our 2016, 2015 and 2014 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

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

•	Claim portfolio transfer ramp up fees/costs and client run-off/bankruptcy costs.

•	Workforce related charges, which primarily include severance costs related to employee terminations and other costs associated with redundant workforce.

•	Lease termination related charges, which primarily include costs related to terminations of real estate leases and abandonment of leased space.

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

•	Adjusted ratios - Adjusted compensation expense ratio and adjusted operating expense ratio, respectively, each divided by adjusted revenues.

Non-GAAP Earnings Measures

•

EBITDAC and EBITDAC Margin - EBITDAC is net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables and EBITDAC margin is EBITDAC divided by total revenues. These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance and, for the overall business, provide a meaningful way to measure its financial performance on an ongoing basis.

•

Adjusted EBITDAC and Adjusted EBITDAC Margin - Adjusted EBITDAC is EBITDAC adjusted to exclude gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges, claim portfolio transfer ramp up fees/costs, client run-off/bankruptcy costs, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance, and are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•

Adjusted EPS for the Brokerage and Risk Management segments - We define this measure as net earnings adjusted to exclude the after-tax impact of gains realized from sales of books of business, acquisition integration costs, claim portfolio transfer ramp up fees/costs, client run-off/bankruptcy costs, workforce related charges, lease termination related charges and acquisition related adjustments, the period-over-period impact of foreign currency translation, as applicable, divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

Organic Revenues (a non-GAAP Measure) - For the brokerage segment, organic change in base commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in base commission and fee revenue organic growth excludes the period-over-period impact of foreign currency translation. For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions and the fee revenues related to operations disposed of in each year presented. In addition, change in organic growth excludes the impact of claim portfolio transfer ramp up fees, client run-off bankruptcy costs, and the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or due to the limited-time nature of these revenue sources.

These revenue items are excluded from organic revenues in order to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that are expected to continue in 2017 and beyond. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this non-GAAP measure allows readers of our financial statements to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This report includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted compensation expense and adjusted operating expense, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share (as adjusted) and organic revenue measures.

Brokerage Segment

The brokerage segment accounted for 63% of our revenue in 2016. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Litigation and Regulatory Matters - A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (Tribeca). A “captive” is an insurance company that insures the risks of its owner, affiliates or a group of companies. Micro-captives are captive insurance companies that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are under investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive insurance companies organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be subject to monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which event could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. We may also experience lost earnings due to the negative effect of an extended IRS investigation on our clients’ and potential clients’ businesses. Annual renewals for micro-captive clients generally occur during the fourth quarter. Therefore, any negative impact from this investigation would likely have a disproportionate impact on fourth-quarter results. In 2016, 2015 and 2014, our micro-captive operations contributed less than $3.5 million of net earnings and less than $5.0 million of EBITDAC to our consolidated results in any one year. Due to the fact that the IRS has not made any allegation against us or completed all of its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Financial information relating to our brokerage segment results for 2016, 2015 and, 2014 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2016	2015	Change	2015	2014	Change
Commissions	$2,439.1	$2,338.7	$100.4	$2,338.7	$2,083.0	$255.7
Fees	775.7	705.8	69.9	705.8	577.0	128.8
Supplemental commissions	147.0	125.5	21.5	125.5	104.0	21.5
Contingent commissions	107.2	93.7	13.5	93.7	84.7	9.0
Investment income	52.3	53.6	(1.3)	53.6	40.3	13.3
Gains realized on books of business sales	6.6	6.7	(0.1)	6.7	7.3	(0.6)

Total revenues	3,527.9	3,324.0	203.9	3,324.0	2,896.3	427.7

Compensation	2,041.8	1,939.7	102.1	1,939.7	1,703.1	236.6
Operating	600.9	638.1	(37.2)	638.1	530.1	108.0
Depreciation	57.2	54.4	2.8	54.4	44.4	10.0
Amortization	244.7	237.3	7.4	237.3	186.3	51.0
Change in estimated acquisition earnout payables	32.1	41.1	(9.0)	41.1	17.6	23.5

Total expenses	2,976.7	2,910.6	66.1	2,910.6	2,481.5	429.1

Earnings before income taxes	551.2	413.4	137.8	413.4	414.8	(1.4)
Provision for income taxes	194.1	145.3	48.8	145.3	151.0	(5.7)

Net earnings	357.1	268.1	89.0	268.1	263.8	4.3
Net earnings attributable to noncontrolling interests	3.6	1.7	1.9	1.7	0.9	0.8

Net earnings attributable to controlling interests	$353.5	$266.4	$87.1	$266.4	$262.9	$3.5

Diluted net earnings per share	$1.98	$1.54	$0.44	$1.54	$1.70	$(0.16)

Other Information
Change in diluted net earnings per share	29%	(9%)		(9%)	9%
Growth in revenues	6%	15%		15%	36%
Organic change in commissions and fees	3%	3%		3%	4%
Compensation expense ratio	58%	58%		58%	59%
Operating expense ratio	17%	19%		19%	18%
Effective income tax rate	35%	35%		35%	36%
Workforce at end of period (includes acquisitions) *	18,635	17,841		17,841	16,681
Identifiable assets at December 31	$9,183.4	$8,969.7		$8,969.7	$8,386.2

*	Prior to September 1, 2016, most of our India-based workforce was provided by a third party on a cost-pass-through basis. During 2016, we consummated a transaction whereby we now directly employ those associates thereby adding approximately 2,700 employees to our global workforce counts, of which approximately 2,200 employees were included in the 2016 number above. We revised the workforce number as of December 31, 2015 and 2014 to conform to the current period presentation.

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for 2016, 2015 and 2014 (in millions):

	2016	2015	Change	2015	2014	Change
Net earnings, as reported	$357.1	$268.1	33.2%	$268.1	$263.8	1.6%
Provision for income taxes	194.1	145.3		145.3	151.0
Depreciation	57.2	54.4		54.4	44.4
Amortization	244.7	237.3		237.3	186.3
Change in estimated acquisition earnout payables	32.1	41.1		41.1	17.6

EBITDAC	885.2	746.2	18.6%	746.2	663.1	12.5%
Gains from books of business sales	(6.6)	(6.7)		(6.7)	(7.3)
Acquisition integration	45.7	100.9		100.9	67.1
Acquisition related adjustments	3.7	3.4		3.4	1.1
Workforce and lease termination related charges	20.7	23.0		23.0	7.8
Levelized foreign currency translation	—	(10.0)		—	(22.3)

EBITDAC, as adjusted	$948.7	$856.8	10.7%	$866.8	$709.5	22.2%

Net earnings margin, as reported	10.1%	8.1%	+205 bpts	8.1%	9.1%	-104 bpts

EBITDAC margin, as adjusted	26.9%	26.5%	+43 bpts	26.1%	25.4%	+75 bpts

Reported revenues	$3,527.9	$3,324.0		$3,324.0	$2,896.3

Adjusted revenues - see page 27	$3,521.3	$3,232.0		$3,317.3	$2,795.0

Acquisition integration costs include costs related to our July 2, 2014 acquisition of Noraxis Capital Corporation (which we refer to as Noraxis), our June 16, 2014 acquisition of Crombie/OAMPS (which we refer to as Crombie/OAMPS), our April 1, 2014 acquisition of Oval Group of Companies (which we refer to as Oval), our November 14, 2013 acquisition of Giles Group of Companies (which we refer to as Giles) and our August 1, 2015 acquisition of William Gallagher Associates Insurance Brokers (which we refer to WGA) that are not expected to occur on an ongoing basis in the future once we fully assimilate these acquisitions. These costs relate to on-boarding of employees, communication system conversion costs, related performance compensation, redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The WGA integration costs in 2016 totaled $5.0 million and were primarily related to retention and incentive compensation. The Noraxis integration costs in 2016 totaled $1.9 million and were primarily related to the consolidation of offices, technology costs and incentive compensation. The Crombie/OAMPS integration costs in 2016 totaled $3.2 million, and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in 2016 totaled $35.6 million and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation. The Noraxis integration costs in 2015 totaled $7.4 million and were primarily related to the consolidation of offices, technology costs and incentive compensation. The Crombie/OAMPS integration costs in 2015 totaled $23.4 million, and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in 2015 totaled $69.0 million and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation. Integration costs related to these acquisitions for the full year in 2017 are estimated to be less than a third of what they were in 2016.

Commissions and fees - The aggregate increase in commissions and fees for 2016 was principally due to revenues associated with acquisitions that were made during 2016 ($173.2 million). Commissions and fees in 2016 included new business production of $359.7 million, which was offset by lost business and renewal rate decreases of $362.6 million. The aggregate increase in commissions and fees for 2015 was principally due to revenues associated with acquisitions that were made during 2015 ($390.6 million). Commissions and fees in 2015 included new business production of $345.2 million, which was offset by lost business and renewal rate decreases of $287.3 million. Commission revenues increased 4% and fee revenues increased 10% in 2016 compared to 2015, respectively. Commission revenues increased 12% and fee revenues increased 22% in 2015 compared to 2014, respectively. The organic change in base commission and fee revenues was 3% in 2016, 3% in 2015 and 4% in 2014.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2016, 2015 and 2014 include the following (in millions):

	2016 Organic Revenue			2015 Organic Revenue
	2016	2015	Change	2015	2014	Change
Base Commissions and Fees
Commission and fees, as reported	$3,214.8	$3,044.5	5.6%	$3,044.5	$2,660.0	14.5%
Less commission and fee revenues from acquisitions	(173.2)	—		(390.6)	—
Less disposed of operations	—	(3.3)		—	(9.1)
Levelized foreign currency translation	—	(78.7)		—	(82.1)

Organic base commission and fees	$3,041.6	$2,962.5	2.7%	$2,653.9	$2,568.8	3.3%

Supplemental Commissions
Supplemental commissions, as reported	$147.0	$125.5	17.1%	$125.5	$104.0	20.7%
Less supplemental commissions from acquisitions	(1.5)	—		(9.1)	—
Less disposed of operations	—	(0.3)		—	—
Levelized foreign currency translation	—	(6.3)		—	(3.5)

Organic supplemental commissions	$145.5	$118.9	22.4%	$116.4	$100.5	15.8%

Contingent Commissions
Contingent commissions, as reported	$107.2	$93.7	14.4%	$93.7	$84.7	10.6%
Less contingent commissions from acquisitions	(7.6)	—		(11.6)	—
Less disposed of operations	—	(0.2)		—	—
Levelized foreign currency translation	—	(1.0)		—	(1.4)

Organic contingent commissions	$99.6	$92.5	7.7%	$82.1	$83.3	-1.4%

Total reported commissions, fees, supplemental commissions and contingent commissions	$3,469.0	$3,263.7	6.3%	$3,263.7	$2,848.7	14.6%
Less commission and fee revenues from acquisitions	(182.3)	—		(411.3)	—
Less disposed of operations	—	(3.8)		—	(9.1)
Levelized foreign currency translation	—	(86.0)		—	(87.0)

Total organic commissions, fees supplemental commissions and contingent commissions	$3,286.7	$3,173.9	3.6%	$2,852.4	$2,752.6	3.6%

	2015 Organic Revenue			2014 Organic Revenue
	2015	2014	Change	2014	2013	Change
Base Commissions and Fees
Commission and fees, as reported	$3,044.5	$2,660.0	14.5%	$2,660.0	$1,985.6	34.0%
Less commission and fee revenues from acquisitions	(390.6)	—		(595.2)	—
Less disposed of operations	—	(9.1)		—	(8.5)
Levelized foreign currency translation	—	(82.1)		—	9.7

Organic base commission and fees	$2,653.9	$2,568.8	3.3%	$2,064.8	$1,986.8	3.9%

Supplemental Commissions
Supplemental commissions, as reported	$125.5	$104.0	20.7%	$104.0	$77.3	34.5%
Less supplemental commissions from acquisitions	(9.1)	—		(25.2)	—
Levelized foreign currency translation	—	(3.5)		—	1.0

Organic supplemental commissions	$116.4	$100.5	15.8%	$78.8	$78.3	0.6%

Contingent Commissions
Contingent commissions, as reported	$93.7	$84.7	10.6%	$84.7	$52.1	62.6%
Less contingent commissions from acquisitions	(11.6)	—		(19.9)	—
Levelized foreign currency translation	—	(1.4)		—	(0.2)

Organic contingent commissions	$82.1	$83.3	-1.4%	$64.8	$51.9	24.9%

Total reported commissions, fees, supplemental commissions and contingent commissions	$3,263.7	$2,848.7	14.6%	$2,848.7	$2,115.0	34.7%
Less commission and fee revenues from acquisitions	(411.3)	—		(640.3)	—
Less disposed of operations	—	(9.1)		—	(8.5)
Levelized foreign currency translation	—	(87.0)		—	10.5

Total organic commissions, fees supplemental commissions and contingent commissions	$2,852.4	$2,752.6	3.6%	$2,208.4	$2,117.0	4.3%

Acquisition Activity	2016	2015	2014
Number of acquisitions closed *	37	42	60
Estimated annualized revenues acquired (in millions)	$137.9	$223.2	$761.2

*	For 2016 we issued 1,998,000 shares in connection with tax-free exchange acquisitions and repurchased 2,265,000 shares to fully offset the impact of the issued shares.

Through January 26, 2017, we closed an additional 5 acquisitions with estimated annualized revenues of approximately $32.2 million. No shares were issued related to these acquisitions.

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2016, 2015 and 2014 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2016
Reported supplemental commissions	$32.9	$38.6	$35.3	$40.2	$147.0
Reported contingent commissions	55.2	25.1	16.4	10.5	107.2

Reported supplemental and contingent commissions	$88.1	$63.7	$51.7	$50.7	$254.2

	Q1	Q2	Q3	Q4	Full Year
2015
Reported supplemental commissions	$26.9	$34.8	$29.2	$34.6	$125.5
Reported contingent commissions	44.5	22.8	14.5	11.9	93.7

Reported supplemental and contingent commissions	$71.4	$57.6	$43.7	$46.5	$219.2

2014
Reported supplemental commissions	$25.4	$27.9	$24.2	$26.5	$104.0
Reported contingent commissions	32.2	21.8	14.4	16.3	84.7

Reported supplemental and contingent commissions	$57.6	$49.7	$38.6	$42.8	$188.7

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds, interest income from premium financing and one-time gains related to sales of books of business, which were $6.6 million, $6.7 million and $7.3 million in 2016, 2015 and 2014, respectively. Investment income in 2016 decreased compared to 2015 primarily due to decreases in interest income from our premium financing business and in interest income earned on client held funds, both of which were related to a decline in interest rates in Australia and New Zealand. Investment income in 2015 increased compared to 2014 primarily due to the interest income from premium financing generated by our Australia and New Zealand operations which were acquired on June 16, 2014.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2016 and 2015 compensation expense and 2015 and 2014 compensation expense (in millions):

	2016	2015	2015	2014
Compensation expense, as reported	$2,041.8	$1,939.7	$1,939.7	$1,703.1
Acquisition integration	(16.9)	(38.3)	(38.3)	(45.3)
Workforce related charges	(17.5)	(20.0)	(20.0)	(7.2)
Acquisition related adjustments	(3.7)	(3.4)	(3.4)	(1.1)
Levelized foreign currency translation	—	(52.9)	—	(53.6)

Compensation expense, as adjusted	$2,003.7	$1,825.1	$1,878.0	$1,595.9

Reported compensation expense ratios	57.9%	58.4%	58.4%	58.8%

Adjusted compensation expense ratios	56.9%	56.5%	56.6%	57.1%

Reported revenues	$3,527.9	$3,324.0	$3,324.0	$2,896.3

Adjusted revenues - see page 27	$3,521.3	$3,232.0	$3,317.3	$2,795.0

The increase in compensation expense in 2016 compared to 2015 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($81.1 million in the aggregate), increases in employee benefits expense ($15.7 million), stock compensation expense ($4.7 million), deferred compensation ($3.5 million) and temporary staffing ($0.5 million), offset by decreases in severance related costs ($2.5 million) and earnout related compensation expense ($0.9 million). The increase in employee headcount in 2016 compared to 2015 primarily relates to the addition of employees associated with the acquisitions that we completed in 2016 and new production hires.

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

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2016 and 2015 operating expense and 2015 and 2014 operating expense (in millions):

	2016	2015	2015	2014
Operating expense, as reported	$600.9	$638.1	$638.1	$530.1
Acquisition integration	(28.8)	(62.6)	(62.6)	(21.8)
Workforce and lease termination related charges	(3.2)	(3.0)	(3.0)	(0.6)
Levelized foreign currency translation	—	(22.4)	—	(18.1)

Operating expense, as adjusted	$568.9	$550.1	$572.5	$489.6

Reported operating expense ratios	17.0%	19.2%	19.2%	18.3%

Adjusted operating expense ratios	16.2%	17.0%	17.3%	17.5%

Reported revenues	$3,527.9	$3,324.0	$3,324.0	$2,896.3

Adjusted revenues - see page 27	$3,521.3	$3,232.0	$3,317.3	$2,795.0

The decrease in operating expense in 2016 compared to 2015 was due primarily to favorable foreign currency translation ($3.2 million), decreases in business insurance ($15.3 million), technology expenses ($11.4 million), professional and banking fees ($5.6 million), licenses and fees ($3.7 million), other expense ($3.4 million), bad debt expense ($2.4 million), employee expense ($1.0 million), premium financing interest expense ($0.7 million), real estate expenses ($0.3 million), slightly offset by increases in meeting and client entertainment expenses ($4.2 million), outside consulting fees ($2.9 million), office supplies ($1.3 million) and lease termination charges ($0.2 million). Also contributing to the increase in operating expense in 2016 were increased expenses associated with the acquisitions completed in 2016.

The increase in operating expense in 2015 compared to 2014 was due primarily to increases in technology expenses ($30.5 million), outside consulting fees ($16.3 million), business insurance ($12.9 million), real estate expenses ($11.4 million), meeting and client entertainment expenses ($10.0 million), professional and banking fees ($7.7 million), bad debt expense ($6.4 million), licenses and fees ($4.8 million), employee expense ($2.4 million), lease termination charges ($2.4 million), other expense ($2.3 million), outside services expense ($0.6 million), premium financing interest expense ($0.4 million), interest expense ($0.1 million) and unfavorable foreign currency translation ($1.3 million), slightly offset by a decrease in office supplies ($1.4 million). Also contributing to the increase in operating expense in 2015 were increased expenses associated with the acquisitions completed in 2015.

Depreciation - The increases in depreciation expense in 2016 compared to 2015 and in 2015 compared to 2014 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2016, 2015 and 2014 were the depreciation expenses associated with acquisitions completed during these years.

Amortization - The increases in amortization in 2016 compared to 2015 and in 2015 compared to 2014 were due primarily to amortization expense of intangible assets associated with acquisitions completed during these years. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to ten years for trade names). Based on the results of impairment reviews in 2016, 2015 and 2014, we wrote off $1.8 million, $11.5 million and $1.8 million of amortizable intangible assets related to the brokerage segment acquisitions.

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in 2016 compared to 2015 and 2015 compared to 2014 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During 2016, 2015 and 2014, we recognized $16.9 million, $16.2 million and $14.5 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2016, 2015 and 2014 acquisitions. During 2016, 2015 and 2014, we recognized $15.2 million, $24.9 million and $3.1 million of expense, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 101, 103 and 67 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2012 to 2016 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - We allocate the provision for income taxes to the brokerage segment using local statutory rates. The brokerage segment’s effective tax rate in 2016, 2015 and 2014 was 35.2% (35.4% on a controlling basis), 35.1% and 36.4%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 34.0% to 36.0% in our brokerage segment for the foreseeable future. In third quarter 2016, new tax legislation was enacted in the U.K., which will decrease the U.K. corporation tax rate from the current 18% to 17% effective April 1, 2020. Accordingly, we adjusted our deferred tax asset and liability balances in 2016 to reflect these rate changes, which decreased the provision for income taxes in the brokerage segment by $1.5 million, or $0.01 per share. In fourth quarter 2015, new tax legislation was enacted in the U.K., which will decrease the U.K. corporation tax rate from the current 20% to 19% effective April 1, 2017 and from 19% to 18% effective April 1, 2020. Accordingly, we adjusted our deferred tax asset and liability balances in 2015 to reflect these rate changes, which decreased the provision for income taxes in the brokerage segment by $4.2 million, or $0.02 per share.

Net earnings (loss) attributable to noncontrolling interests - The amounts reported in this line for 2016, 2015 and 2014 include non-controlling interest earnings of $3.6 million, $1.7 million and $0.9 million, respectively, primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum). We are partners in this venture with Grahame Chilton, the CEO of our International Brokerage Division. We are the controlling partner, participating in 33% of Capsicum’s net operating results and Mr. Chilton owns approximately 50% of Capsicum.

Risk Management Segment

The risk management segment accounted for 13% of our revenue in 2016. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for 2016, 2015 and 2014 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2016	2015	Change	2015	2014	Change
Fees	$717.1	$726.5	$(9.4)	$726.5	$681.3	$45.2
Investment income	1.0	0.6	0.4	0.6	1.0	(0.4)

Total revenues	718.1	727.1	(9.0)	727.1	682.3	44.8

Compensation	424.5	427.2	(2.7)	427.2	414.2	13.0
Operating	171.4	180.8	(9.4)	180.8	176.4	4.4
Depreciation	27.2	24.3	2.9	24.3	21.2	3.1
Amortization	2.5	3.0	(0.5)	3.0	3.2	(0.2)
Change in estimated acquisition earnout payables	—	(0.5)	0.5	(0.5)	(0.1)	(0.4)

Total expenses	625.6	634.8	(9.2)	634.8	614.9	19.9

Earnings before income taxes	92.5	92.3	0.2	92.3	67.4	24.9
Provision for income taxes	35.3	35.1	0.2	35.1	25.3	9.8

Net earnings	57.2	57.2	(0.0)	57.2	42.1	15.1
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—

Net earnings attributable to controlling interests	$57.2	$57.2	$(0.0)	$57.2	$42.1	$15.1

Diluted earnings per share	$0.32	$0.33	$(0.01)	$0.33	$0.28	$0.05

Other information
Change in diluted earnings per share	(3%)	18%		18%	(24%)
Growth in revenues	(1%)	7%		7%	8%
Organic change in fees	1%	11%		11%	10%
Compensation expense ratio	59%	59%		59%	61%
Operating expense ratio	24%	25%		25%	26%
Effective income tax rate	38%	38%		38%	38%
Workforce at end of period (includes acquisitions) *	5,449	5,439		5,439	5,156
Identifiable assets at December 31	$666.4	$660.1		$660.1	$574.9

*	Prior to September 1, 2016, most of our India-based workforce was provided by a third party on a cost-pass-through basis. During 2016, we consummated a transaction whereby we now directly employ those associates thereby adding approximately 2,700 employees to our global workforce counts, of which approximately 300 employees were included in the 2016 number above. We revised the workforce number as of December 31, 2015 and 2014 to conform to the current period presentation.

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

The following provides non-GAAP information that management believes is helpful when comparing 2016 and 2015 EBITDAC and adjusted EBITAC and 2015 and 2014 EBITDAC and adjusted EBITDAC (in millions):

	2016	2015	Change	2015	2014	Change
Net earnings, as reported	$57.2	$57.2	0.0%	$57.2	$42.1	35.9%
Provision for income taxes	35.3	35.1		35.1	25.3
Depreciation	27.2	24.3		24.3	21.2
Amortization	2.5	3.0		3.0	3.2
Change in estimated acquisition earnout payables	—	(0.5)		(0.5)	(0.1)

Total EBITDAC	122.2	119.1	2.6%	119.1	91.7	29.9%
Workforce and lease termination related charges	2.2	2.9		2.9	1.0
Claim portfolio transfer and ramp up	—	—		—	6.4
Client run-off/bankruptcy	—	4.0		4.0	12.9
Levelized foreign currency translation	—	(1.1)		—	(5.4)

EBITDAC, as adjusted	$124.4	$124.9	-0.4%	$126.0	$106.6	18.2%

Net earnings margin, as reported	8.0%	7.9%	+10 bpts	7.9%	6.2%	+170 bpts

EBITDAC margin, as adjusted	17.3%	17.3%	+5 bpts	17.3%	16.1%	+117 bpts

Reported revenues	$718.1	$727.1		$727.1	$682.3

Adjusted revenues - see page 27	$718.1	$723.4		$728.1	$660.4

Fees - The decrease in fees for 2016 compared to 2015 was primarily due to lost business of $68.2 million, which was offset by new business and the impact of increased claim counts (total of $58.8 million), in 2016. The increase in fees for 2015 compared to 2014 was primarily due to new business and the impact of increased claim counts (total of $75.3 million), which were partially offset by lost business of $30.1 million in 2015. Organic change in fee revenues was 1% in 2016, 11% in 2015 and 10% in 2014.

Items excluded from organic fee computations yet impacting revenue comparisons in 2016, 2015 and 2014 include the following (in millions):

	2016 Organic Revenue			2015 Organic Revenue
	2016	2015	Change	2015	2014	Change
Fees	$713.5	$710.9	0.4%	$710.9	$662.6	7.3%
International performance bonus fees	3.6	15.6	-76.9%	15.6	18.7	-16.6%

Fees as reported	717.1	726.5	-1.3%	726.5	681.3	6.6%
Less fees from acquisitions	(3.1)	—		(3.9)	—
Less client run-off	(0.1)	(16.7)		(17.5)	(25.8)
Levelized foreign currency translation	—	(4.7)		—	(21.8)

Organic fees	$713.9	$705.1	1.3%	$705.1	$633.7	11.3%

	2015 Organic Revenue			2014 Organic Revenue
	2015	2014	Change	2014	2013	Change
Fees	$710.9	$662.6	7.3%	$662.6	$607.0	9.2%
International performance bonus fees	15.6	18.7	-16.6%	18.7	20.0	-6.5%

Fees as reported	726.5	681.3	6.6%	681.3	627.0	8.7%
Less fees from acquisitions	(3.9)	—		(4.1)	—
Less client run-off and ramp up fees	(17.5)	(25.8)		(30.4)	(33.5)
Levelized foreign currency translation	—	(21.8)		—	(5.3)

Organic fees	$705.1	$633.7	11.3%	$646.8	$588.2	10.0%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in 2016 increased compared to 2015 primarily due to higher levels of invested assets in 2016. Investment income in 2015 decreased compared to 2014 primarily due to lower levels of invested assets in 2015.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2016 and 2015 compensation expense and 2015 and 2014 compensation expense (in millions):

	2016	2015	2015	2014
Compensation expense, as reported	$424.5	$427.2	$427.2	$414.2
Client run-off	—	(0.7)	(0.7)	(1.7)
Claim portfolio transfer ramp up costs	—	—	—	(3.6)
Workforce and lease termination related charges	(1.9)	(2.2)	(2.2)	(0.8)
Levelized foreign currency translation	—	(2.6)	—	(12.5)

Compensation expense, as adjusted	$422.6	$421.7	$424.3	$395.6

Reported compensation expense ratios	59.1%	58.8%	58.8%	60.7%

Adjusted compensation expense ratios	58.9%	58.3%	58.3%	59.9%

Reported revenues	$718.1	$727.1	$727.1	$682.3

Adjusted revenues - see page 27	$718.1	$723.4	$728.1	$660.4

The decrease in compensation expense in 2016 compared to 2015 was primarily due to favorable foreign currency translation ($2.6 million) and decreases in salaries ($0.4 million in the aggregate), temporary-staffing expense ($2.2 million) and severance related costs ($0.3 million), offset by increased headcount, increases in employee benefits ($1.6 million), stock compensation expense ($0.9 million) and deferred compensation ($0.3 million).

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

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2016 and 2015 operating expense and 2015 and 2014 operating expense (in millions):

	2016	2015	2015	2014
Operating expense, as reported	$171.4	$180.8	$180.8	$176.4
Clinet run-off	—	(2.3)	(2.3)	(11.2)
Claim portfolio transfer ramp up costs	—	—	—	(2.8)
Workforce and lease termination related charges	(0.3)	(0.7)	(0.7)	(0.2)
Levelized foreign currency translation	—	(1.0)	—	(4.0)

Operating expense, as adjusted	$171.1	$176.8	$177.8	$158.2

Reported compensation expense ratios	23.9%	24.9%	24.9%	25.9%

Adjusted compensation expense ratios	23.8%	24.4%	24.4%	24.0%

Reported revenues	$718.1	$727.1	$727.1	$682.3

Adjusted revenues - see page 27	$718.1	$723.4	$728.1	$660.4

The decrease in operating expense in 2016 compared to 2015 was primarily due to decreases in business insurance ($5.7 million), other expense ($2.7 million), real estate expenses ($2.3 million), bad debt expense ($1.8 million), licenses and fees ($1.4 million), meeting and client entertainment expense ($0.9 million), employee expense ($0.9 million), technology expenses ($0.4 million), office supplies ($0.4 million), lease termination related charges ($0.4 million), offset by increases in professional and banking fees ($4.4 million), outside consulting fees ($2.8 million) and outside services ($0.3 million).

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

Depreciation - Depreciation expense increased in 2016 compared to 2015 and 2015 compared to 2014, which reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization - Amortization expense decreased in 2016 compared to 2015 and 2015 compared to 2014. Historically, the risk management segment has made few acquisitions. We made no material acquisitions in this segment in 2016, 2015 or 2014. No indicators of impairment were noted in 2016, 2015 or 2014.

Change in estimated acquisition earnout payables - The increase in income from the change in estimated acquisition earnout payables in 2016 compared to 2015 and the decrease in income from the change in estimated acquisition earnout payable 2015 compared to 2014 was due primarily to adjustments made in 2015 to the estimated fair value of an earnout obligation related to a revised projections of future performance for two acquisitions. During 2016, 2015 and 2014, we recognized zero, $0.5 million and $0.1 million, respectively, of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for two acquisitions.

Provision for income taxes - We allocate the provision for income taxes to the risk management segment using local statutory rates. The risk management segment’s effective tax rate in 2016, 2015 and 2014 was 38.2%, 38.0% and 37.5%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 36.0% to 38.0% in our risk management segment for the foreseeable future.

Corporate Segment

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. See Note 13 to our consolidated financial statements for a summary of our investments at December 31, 2016 and 2015 and a detailed discussion of the nature of these investments. See Note 7 to our consolidated financial statements for a summary of our debt at December 31, 2016 and 2015.

Financial information relating to our corporate segment results for 2016, 2015 and 2014 (in millions, except per share and percentages):

Statement of Earnings	2016	2015	Change	2015	2014	Change
Revenues from consolidated clean coal production plants	$1,303.8	$1,254.6	$49.2	$1,254.6	$975.5	$279.1
Royalty income from clean coal licenses	48.1	57.5	(9.4)	57.5	57.4	0.1
Loss from unconsolidated clean coal production plants	(1.8)	(1.3)	(0.5)	(1.3)	(3.4)	2.1
Other net revenues	(1.3)	30.5	(31.8)	30.5	18.4	12.1

Total revenues	1,348.8	1,341.3	7.5	1,341.3	1,047.9	293.4

Cost of revenues from consolidated clean coal production plants	1,408.6	1,351.5	57.1	1,351.5	1,058.9	292.6
Compensation	72.6	62.0	10.6	62.0	50.3	11.7
Operating	25.4	21.8	3.6	21.8	36.6	(14.8)
Interest	109.8	103.0	6.8	103.0	89.0	14.0
Depreciation	19.2	15.2	4.0	15.2	3.8	11.4

Total expenses	1,635.6	1,553.5	82.1	1,553.5	1,238.6	314.9

Loss before income taxes	(286.8)	(212.2)	(74.6)	(212.2)	(190.7)	(21.5)
Benefit for income taxes	(317.5)	(276.0)	(41.5)	(276.0)	(212.3)	(63.7)

Net earnings	30.7	63.8	(33.1)	63.8	21.6	42.2
Net earnings attributable to noncontrolling interests	27.0	30.6	(3.6)	30.6	23.2	7.4

Net earnings (loss) attributable to controlling interests	$3.7	$33.2	$(29.5)	$33.2	$(1.6)	$34.8

Diluted net earnings (loss) per share	$0.02	$0.19	$(0.17)	$0.19	$(0.01)	$0.20

Identifiable assets at December 31	$1,639.8	$1,284.0		$1,284.0	$1,048.9

EBITDAC
Net earnings	$30.7	$63.8	$(33.1)	$63.8	$21.6	$42.2
Benefit for income taxes	(317.5)	(276.0)	(41.5)	(276.0)	(212.3)	(63.7)
Interest	109.8	103.0	6.8	103.0	89.0	14.0
Depreciation	19.2	15.2	4.0	15.2	3.8	11.4

EBITDAC	$(157.8)	$(94.0)	$(63.8)	$(94.0)	$(97.9)	$3.9

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

The increases in 2016 and 2015 are due to increased production of clean coal.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. We held a 46.5% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The decrease in royalty income in 2016 compared to 2015 was due to reductions in production of refined coal by Chem-Mod’s licenses. The increase in royalty income in 2015 compared to 2014 was due to increased production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod were $2.4 million, $3.0 million and $3.1 million in 2016, 2015 and 2014, respectively. These expenses are included in the operating expenses discussed below.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants. The production of refined coal generates pretax operating losses.

The losses in 2016, 2015 and 2014 were low because the vast majority of our operations are now consolidated.

•

Other net revenues include the following: In 2016, we recorded $0.8 million of rental income related to our new headquarters facility. We also recognized $0.8 million of equity basis accounting losses related to our legacy investments. In addition, we recognized a $1.3 million impairment loss related to clean coal production plants including engineering costs of $0.7 million incurred for two locations that will not be used.

In 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax $31.0 million gain ($22.3 million net of costs and taxes). Incremental expenses that arose in connection with this matter will result in after-tax charges of approximately $4.5 million per quarter through June 30, 2017, which will also be presented as an adjustment to the corporate segment. Also in 2015 we recognized $0.7 million of equity basis accounting losses related to our legacy investments and $0.2 million of rental income related to our new headquarters facility.

In 2014, other net revenues primarily included a pretax gains of $25.6 million, related to the 2014 acquisition of an additional ownership interest in seven 2009 Era Plants and five 2011 Era Plants from a co-investor. We have consolidated the operations of the limited liability companies that own these plants effective as of the acquisition dates. In addition, in 2014 we also recognized a $1.8 million gain adjustment related to the 2013 acquisition of additional ownership interests in twelve 2009 Era Plants, a $2.0 million impairment loss, under equity method accounting, of an additional 4% investment in the global operations of C-Quest Technologies LLC and C-Quest Technologies International LLC, a $0.5 million loss related to two legacy investments and a $10.9 million impairment loss related to two of our clean coal production plants which permanently stopped operations. We also realized a $1.9 million hedge gain related to the funding of the Crombie/OAMPS acquisition and earned $2.5 million of interest on cash deposited in Australia to fund the Crombie/OAMPS acquisition.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2016, 2015 and 2014 consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities.

Compensation expense - Compensation expense for 2016, 2015 and 2014, respectively, was $72.6 million, $62.0 million and $50.3 million.

The $10.6 million increase in 2016 compared to 2015 was primarily due to an increase in retention agreement compensation related to the litigation settlement, an increase in incentive compensation due to clean energy performance and an increase in benefits expense.

The $11.7 million increase in 2015 compared to 2014 was primarily due to retention agreement compensation related to the litigation settlement, compensation for corporate staff working outside the U.S., an increase in incentive compensation due to clean energy performance, offset by the reduction in expense related to the 2014 de-risking strategy of our U.S. defined pension plan.

Operating expense - Operating expense for 2016 includes banking and related fees of $3.2 million, external professional fees and other due diligence costs related to 2016 acquisitions of $3.9 million, other corporate and clean energy related expenses of $5.7 million, $4.8 million for a biennial corporate-wide meeting, corporate related marketing costs of $7.0 million and $0.8 million related to the litigation settlement.

Operating expense for 2015 includes banking and related fees of $2.7 million, external professional fees and other due diligence costs related to 2015 acquisitions of $3.7 million, other corporate and clean energy related expenses of $9.9 million, $3.8 million for a biennial corporate-wide meeting and $1.7 million related to the litigation settlement.

Operating expense for 2014 includes banking and related fees of $2.7 million, external professional fees and other due diligence costs related to 2014 acquisitions of $18.9 million, other corporate and clean energy related expenses of $12.8 million and $2.2 million for a biennial corporate-wide meeting.

Interest expense - The increase in interest expense in 2016 compared to 2015 and 2015 compared to 2014 was due to the following:

Change in interest expense related to	2016 / 2015	2015 / 2014
Interest on borrowings from our Credit Agreement	$2.2	$(0.2)
Interest on the $600.0 million note funded on February 27, 2014	—	5.2
Interest on the $700.0 million note funded on June 24, 2014	—	13.1
Interest on the $100.0 million Series A Note that was paid off on August 3, 2014	—	(3.7)
Interest on the $275.0 million note funded on June 2, 2016	7.2	—
Interest on the $50.0 million 2016 maturity of the Series B Note that was paid off on November 30, 2016	(0.3)	—
Interest on the $100.0 million note funded on December 1, 2016	0.3	—
Capitalization of interest costs related to the purchase and development of our new headquarters building	(2.6)	(0.4)

Net change in interest expense	$6.8	$14.0

The capitalization of interest costs related to the purchase and development of our new corporate headquarters building will occur until the development of it is completed in early 2017.

Depreciation - The increase in depreciation expense in 2016 compared to 2015 primarily relates to clean coal plants re-deployed in 2016 and 2015. The increase in depreciation expense in 2015 compared to 2014, primarily relates to the assets of the additional ownership interests in the clean coal plants that we acquired from co-investors in 2014 and clean coal plants re-deployed in 2015.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 tax credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. Our consolidated effective tax rate was (24.7)%, (32.6)% and (12.3)% for 2016, 2015 and 2014, respectively. The tax rates for 2016, 2015 and 2014 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the year. There were $194.4 million, $181.3 million and $145.5 million of tax credits produced and recognized in 2016, 2015 and 2014, respectively.

Potential U.S. Federal income tax law changes - The value of our tax credits could be impacted by changes in the tax code as a result of the recent presidential and congressional elections in the U.S. Congress could modify or repeal IRC Section 45 and remove the tax credits (either prospectively or through the elimination of the carryover of the credits), which would adversely affect the value of our investment. Also, if Congress reduces tax rates, although we might pay less in taxes overall, it would reduce the tax benefit of operating costs associated with the production of refined coal. Although we are unable to predict how a reduction in tax rates during 2017 would affect our cash taxes paid in 2017, we estimate that if the U.S. Federal corporate income tax rate had been reduced from 35% to 20% and if the Alternative Minimum Tax had been eliminated as of January 1, 2016, our cash taxes paid for fiscal 2016 would have been $39.1 million rather than $66.1 million.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2016, 2015 and 2014 primarily include noncontrolling interest earnings of $32.7 million, $36.9 million and $35.3 million, respectively, related to the non-Gallagher owned interest in Chem-Mod. As of December 31, 2016, 2015 and 2014, we held a 46.5% controlling interest in Chem-Mod. Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides non-GAAP information that we believe is helpful when comparing 2016, 2015 and 2014 operating results for the corporate segment (in millions):

	2016			2015			2014
Description	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(112.8)	$45.1	$(67.7)	$(105.4)	$42.1	$(63.3)	$(91.2)	$36.5	$(54.7)
Clean energy related (1)	(133.2)	247.6	114.4	(116.1)	217.0	100.9	(88.7)	179.2	90.5
Acquisition costs	(4.6)	0.7	(3.9)	(4.3)	0.6	(3.7)	(23.1)	3.3	(19.8)
Corporate	(43.0)	20.0	(23.0)	(33.2)	14.8	(18.4)	(21.5)	2.3	(19.2)
Impact from re-consolidation accounting gains (2)	—	—		—	—	—	22.6	(8.5)	14.1
Litigation settlement (3)	(20.2)	4.1	(16.1)	16.2	1.5	17.7	—	—	—
Retirement plan de-risking strategies (4)	—	—	—	—	—	—	(12.0)	(0.5)	(12.5)

Reported full year	(313.8)	317.5	3.7	(242.8)	276.0	33.2	(213.9)	212.3	(1.6)
Impact from re-consolidation accounting gains (2)	—	—	—	—	—	—	(22.6)	8.5	(14.1)
Litigation settlement (3)	20.2	(4.1)	16.1	(16.2)	(1.5)	(17.7)	—	—	—
Retirement plan de-risking strategies (4)	—	—	—	—	—	—	12.0	0.5	12.5

Adjusted full year	$(293.6)	$313.4	$19.8	$(259.0)	$274.5	$15.5	$(224.5)	$221.3	$(3.2)

(1)	Pretax earnings are presented net of amounts attributable to noncontrolling interests of $27.0 million in 2016, $30.6 million in 2015 and $23.2 million in 2014.
(2)	Non-cash gain from re-consolidation accounting gains related to clean-energy investments recorded in the first quarter of 2014 and related tax credit recognition.
(3)	During the third quarter of 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax gain of $31.0 million ($22.3 million net of costs and taxes in third quarter). Incremental expenses that arose in connection with this matter will result in after-tax charges of up to $4.5 million per quarter through June 30, 2017.
(4)	In fourth quarter 2014, we recognized a non-cash after-tax settlement charge of $12.5 million related to retirement plan de-risking strategies.

During 2017 we will be relocating our corporate office headquarters to a nearby suburb of Chicago. One-time move and after-tax lease abandonment charges are expected to total approximately $2.5 million, $4.0 million and $1.5 million in first, second and third quarters of 2017. These charges will be presented in the corporate segment.

Interest and banking costs includes expenses related to our debt. Clean energy related includes the operating results related to our investments in clean coal production plants and Chem-Mod. Acquisition costs include professional fees, due diligence and other costs incurred related to our acquisitions. Corporate consists of overhead allocations mostly related to corporate staff compensation, costs related to biennial company-wide award, cross-selling and motivational meetings for our production staff and field management, expenses related to our new corporate headquarters, corporate related marketing costs, and in 2016 and 2015, retention agreement compensation related to the litigation settlement.

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

The following table provides a summary of our clean coal plant investments as of December 31, 2016 (in millions):

		Our Portion of Estimated
	Our Tax-Effected Book Value At December 31, 2016	Additional Required Tax-Effected Capital Investment	Low Range 2017 After-tax Earnings	High Range 2017 After-tax Earnings
Investments that own 2009 Era Plants
12 Under long-term production contracts	$8.6	$—	$19.0	$21.0
2 In early stages of negotiations for long-term production contracts	—	Not Estimable	Not Estimable	Not Estimable
Investments that own 2011 Era Plants
19 Under long-term production contracts	41.6	1.6	82.0	92.0
1 In early stages of negotiations for long-term production contracts	0.2	Not Estimable	Not Estimable	Not Estimable
Chem-Mod royalty income, net of noncontrolling interests	2.4	—	16.0	20.0

The estimated earnings information in the table reflects management’s current best estimate of the 2017 low and high ranges of after-tax earnings based on early production estimates from the host utilities, other operating assumptions, and U.S. Federal income tax laws in place at December 31, 2016. However, coal-fired power plants may not ultimately produce refined fuel at estimated levels due to seasonal electricity demand, production costs, natural gas prices, weather conditions, as well as many other operational, regulatory and environmental compliance reasons. Future changes in EPA regulations or U.S. Federal income tax laws might materially impact these estimates.

Our investment in Chem-Mod generates royalty income from refined coal production plants owned by those limited liability companies in which we invest as well as refined coal production plants owned by other unrelated parties. Future changes in EPA regulations or U.S. Federal income tax laws might materially impact these estimates.

We may sell ownership interests in some or all of the plants to co-investors and relinquish control of the plants, thereby becoming a non-controlling, minority investor. In any limited liability company where we are a non-controlling, minority investor, the membership agreement for the operations contains provisions that preclude an individual member from being able to make major decisions that would denote control. As of any future date we become a non-controlling, minority investor, we would deconsolidate the entity and subsequently account for the investment using equity method accounting.

We currently have $2.7 million of construction commitments related to our refined coal plants.

We are aware that some of the coal-fired power plants that purchase the refined coal are considering changing to burning natural gas rather than coal, or shutting down completely for economic reasons. The entities that own such plants are prepared to move the refined coal plants to another coal-fired power plant, if necessary. If these potential developments were to occur, we estimate those refined coal plants will not operate for 12 to 18 months during their movement and redeployment, and the new coal-fired power plant may be a higher or lower volume plant, all of which could have a material impact on the amount of tax credits that are generated by these plants.

There is a provision in IRC Section 45 that phases out the tax credits if the coal reference price per ton, based on market prices, reaches certain levels as follows:

Calendar Year	IRS Reference Price per Ton	IRS Beginning Phase Out Price	IRS 100% Phase Out Price	Conclusion
2005	$36.36	$67.94	$76.69	No phase out
2006	42.78	70.40	79.15	No phase out
2007	48.35	72.85	81.60	No phase out
2008	45.56	75.13	83.88	No phase out
2009	39.72	76.84	85.59	No phase out
2010	54.74	77.78	86.53	No phase out
2011	55.66	78.41	87.16	No phase out
2012	58.49	80.25	89.00	No phase out
2013	58.23	81.69	90.44	No phase out
2014	56.88	81.82	90.57	No phase out
2015	57.64	83.17	91.92	No phase out
2016	53.74	84.38	93.13	No phase out
2017	(1)	(1)	(1)	(1)

(1)	The IRS will not release the factors for 2017 until April or May 2017. Based on our analysis of the factors used in the IRS’ phase out calculations, it is our belief that there will be no phase out in 2017.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2016, 2015 and 2014, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes, issuances of our common stock, and a secondary public offering of our common stock in April 2014, in which 21.85 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $911.4 million.

Cash provided by operating activities was $622.1 million, $652.6 million and $436.6 million for 2016, 2015 and 2014, respectively. The decrease in cash provided by operating activities in 2016 compared to 2015 was primarily due to timing differences in the receipts and disbursements of client fiduciary related balances in 2016 compared to 2015. The following table summarizes three lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for 2016, 2015 and 2014 (in millions):

	2016	2015	2014
Change in restricted cash	$(50.3)	$(45.6)	$(62.1)
Change in premiums receivable	(242.8)	(209.3)	95.3
Change in premiums payable	352.9	406.6	60.0

Net cash provided by client fiduciary related balances	$59.8	$151.7	$93.2

In addition, cash provided by operating activities for 2016 was impacted by an unrealized foreign currency measurement loss of $112.7 million compared to an unrealized foreign currency measurement loss of $154.4 million in 2015 and by acquisition related integration costs in 2016 and 2015. The increase in cash provided by operating activities in 2015 compared to 2014 was primarily due to favorable timing differences in the payment of accrued liabilities and an increased amount of non-cash charges in 2015 compared to 2014, partially offset by cash used in 2015 in the production and sale of refined coal at the plants qualified to receive refined coal tax credits under IRC Section 45. In addition, cash provided by operating activities for 2015 was adversely impacted by an unrealized foreign currency measurement loss of $154.4 million compared to an unrealized foreign currency measurement loss of $141.5 million in 2014 and an increase in acquisition related integration costs in 2015. Also negatively impacting cash provided by operating activities between 2015 and 2014 was cash payments related to compensation-based retention agreements. During second quarter 2015, we entered into compensation-based retention agreements with certain key employees of our international brokerage operations. We estimate that these retention agreements will add after-tax charges of approximately $4.5 million per quarter through June 30, 2017 to our compensation expense. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock, and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted by the amount of IRC Section 45 tax credits recognized compared to the amount of tax credits actually used during the respective periods. Excess tax credits produced during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Net earnings attributable to controlling interests were $414.4 million and $356.8 million. Consolidated EBITDAC was $849.6 million and $771.3 million for 2016 and 2015, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We were not required to make any minimum contributions to the plan for the 2016 and 2015 plan years. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2016 and 2015 we did not make discretionary contributions to the plan. We are not considering making additional discretionary contributions to the plan in 2017, but may be required to make significantly larger minimum contributions to the plan in future periods.

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

In 2016, the funded status of the Plans was unfavorably impacted by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2016, the impact of which was approximately $8.2 million. However, the funded status was favorably impacted by returns on the plan’s assets being higher in 2016 than anticipated by approximately $0.3 million and improvements in the mortality assumptions of $4.3 million and other pension gains of $4.4 million. The net change in the funded status of the Plan in 2016 resulted in a decrease in noncurrent liabilities in 2016 of $0.8 million. While the change in funded status of the Plans had no direct impact on our cash flows from operations in 2016, 2015 and 2014, potential changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $217.8 million, $99.0 million and $81.5 million for 2016, 2015 and 2014, respectively, of which $112.1 million, $13.3 million and $16.3 million, respectively, related to expenditures on our new corporate headquarters building. In 2017, we expect total expenditures for capital improvements to be approximately $135.0 million, part of which is related to expenditures on our new corporate headquarters building (approximately $20.0 million), office moves and expansions and updating computer systems and equipment. Relating to the development of our new corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state Edge tax credit. Incentives from these two programs could total between $60.0 million and $80.0 million over a fifteen-year period. The net capital expenditures in 2016, 2015 and 2014 primarily related to capitalized costs associated with expenditures on our new corporate headquarters building in 2016 and 2015 and the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2016, 2015 and 2014.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $327.3 million, $342.3 million and $1,918.3 million in 2016, 2015 and 2014, respectively. The decreased use of cash for acquisitions in 2016 compared to 2015 was primarily due to a decrease in the number of acquisitions that occurred in 2016. The decreased use of cash for acquisitions in 2015 compared to 2014 was primarily due to a decrease in the number of acquisitions that occurred in 2015. In addition, during 2016, 2015 and 2014 we issued 2.0 million shares ($89.6 million), 7.3 million shares ($338.9 million) and 6.5 million shares ($292.8 million), respectively, of our common stock as payment for a portion of the total consideration paid for acquisitions and earnout payments. We completed 37, 44 and 60 acquisitions in 2016, 2015 and 2014, respectively. Annualized revenues of businesses acquired in 2016, 2015 and 2014 totaled approximately $137.9 million, $230.8 million and $761.2 million, respectively. In 2017, we expect to use our debt, cash from operations and our common stock to fund all or a portion of acquisitions we complete.

Dispositions - During 2016, 2015 and 2014, we sold several books of business and recognized one-time gains of $6.6 million, $6.7 million and $7.3 million, respectively. We received cash proceeds of $7.8 million, $9.2 million and $8.2 million, respectively, related to these transactions.

Clean Energy Investments - During the period from 2009 through 2016, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2017 annual net after tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2017, is $117.0 million to $133.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2017. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2017 through at least 2021. While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 48 to 50 for a more detailed description of these investments (including the reference therein to risks and uncertainties).

Cash Flows From Financing Activities

On April 8, 2016 we entered into an amendment and restatement to our multicurrency credit agreement dated September 19, 2013 (which we refer to as the Credit Agreement), with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from September 19, 2018 to April 8, 2021 and increased the revolving credit commitment from $600.0 million to $800.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans, (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,100.0 million. There were $278.0 million of borrowings outstanding under the Credit Agreement at December 31, 2016. Due to the outstanding borrowing and letters of credit, $500.9 million remained available for potential borrowings under the Credit Agreement at December 31, 2016.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. During 2016, we borrowed an aggregate of $2,740.0 million and repaid $2,657.0 million under our Credit Agreement. Principal uses of the 2016 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2015, we borrowed an aggregate of $849.0 million and repaid $794.0 million under our Credit Agreement. Principal uses of the 2015 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes. During 2014, we borrowed an aggregate of $1,109.9 million and repaid $1,500.4 million under our Credit Agreement. Principal uses of the 2014 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, with is separated into AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2017. At December 31, 2016, $125.6 million of borrowings were outstanding under the Premium Financing Debt Facility.

We use the Premium Financing Debt Facility to borrow funds to fund the premium financing activities of three of our Australian (AU) and New Zealand (NZ) subsidiaries. In 2016 and 2015, we had net borrowings of $(12.2) million and $23.9 million, respectively, on the Premium Financing Debt Facility.

At December 31, 2016, we had $2,728.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in the period 2007 to 2016 and a cash and cash equivalent balance of $545.5 million. See Note 7 to our consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

We completed a $275.0 million, ten year maturity, private placement debt transaction in 2016, with a weighted average interest rate of 4.47%. In 2016, we entered into a pre-issuance interest rate hedging transaction related to the $175.0 million 10 year tranche of the $275.0 million private placement debt. We realized a cash gain of approximately $1.0 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the ten year life of the debt.

On November 30, 2016, we funded the $50.0 million 2016 maturity of our Series C note.

We completed a $100.0 million, eleven year maturity, private placement debt transaction on December 1, 2016, with an interest rate of 3.46%. A portion of the proceeds was used to fund the $50.0 million of private placement debt that matured on November 30, 2016.

We anticipate raising at least $300.0 million in the second half of 2017, primarily to refinance the August 2017, $300.0 million maturity of our Series B note.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2016.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2016, we declared $272.5 million in cash dividends on our common stock, or $1.52 per common share. On December 16, 2016, we paid a fourth quarter dividend of $0.38 per common share to shareholders of record as of December 2, 2016. On January 25, 2017, we announced a quarterly dividend for first quarter 2017 of $0.39 per common share. If the dividend is maintained at $0.39 per common share throughout 2017, this dividend level would result in an annualized net cash used by financing activities in 2017 of approximately $278.1 million (based on the outstanding shares as of December 31, 2016), or an anticipated increase in cash used of approximately $5.9 million compared to 2016. We can make no assurances regarding the amount of any future dividend payments.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors. We repurchased 2.3 million shares of our common stock at cost of $101.0 million (7.7 million remain available). We did not repurchase any shares in 2015 and 2014. Under the provisions of the repurchase plan, we were authorized to repurchase approximately 10,000,000 additional shares at December 31, 2016. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. There were no common stock repurchases made in 2015 and 2014 that impacted our consolidated financial statements.

At-the-Market Equity Program - On November 20, 2013, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to $200 million (of which $15.6 million is remaining) of our common stock through Morgan Stanley as sales agent. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During 2016, we did not sell any shares of our common stock under the program.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $45.6 million in 2016, $54.1 million in 2015 and $56.3 million in 2014.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 7, 13 and 15 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to our note purchase agreements and Credit Agreement, operating leases and purchase commitments as of December 31, 2016 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Note purchase agreements	$300.0	$100.0	$100.0	$100.0	$75.0	$1,775.0	$2,450.0
Credit Agreement	278.0	—	—	—	—	—	278.0
Premium Financing Debt Facility	125.6	—	—	—	—	—	125.6
Interest on debt	113.5	93.3	89.0	84.4	79.5	280.5	740.2

Total debt obligations	817.1	193.3	189.0	184.4	154.5	2,055.5	3,593.8
Operating lease obligations	101.1	83.8	68.4	56.4	45.8	112.9	468.4
Less sublease arrangements	(0.8)	(0.4)	(0.1)	(0.1)	—	(0.1)	(1.5)
Outstanding purchase obligations	50.6	32.1	16.6	7.7	1.7	—	108.7

Total contractual obligations	$968.0	$308.8	$273.9	$248.4	$202.0	$2,168.3	$4,169.4

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. Outstanding purchase commitments in the table above include $10.6 million related to expenditures on our new corporate headquarters building. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2016, we are unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities. Therefore, $14.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 17 to our consolidated financial statements for a discussion on income taxes.

See Note 7 to our consolidated financial statements for a discussion of the terms of the Credit Agreement and note purchase agreements.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of December 31, 2016 are as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2017	2018	2019	2020	2021	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$21.1	$21.1
Financial guarantees	0.2	0.2	0.2	0.2	0.2	1.4	2.4
Funding commitments	2.7	—	—	—	—	0.7	3.4

Total commitments	$2.9	$0.2	$0.2	$0.2	$0.2	$23.2	$26.9

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 15 to our consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 420 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2013 to 2016 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $527.2 million, of which $242.3 million was recorded in our consolidated balance sheet as of December 31, 2016 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2016 and 2015 that was recourse to us.

At December 31, 2016, we had posted two letters of credit totaling $9.3 million, in the aggregate, related to our self-insurance deductibles, for which we have recorded a liability of $12.3 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2016, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2016 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and our cash equivalents as of December 31, 2016 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2016.

As of December 31, 2016, we had $2,450.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at December 31, 2016 was $2,545.0 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate as of December 31, 2016 and the resulting fair values would be $241.6 million higher than their carrying value (or $2,691.6 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point increase in our weighted average borrowing rate as of December 31, 2016 and the resulting fair values would be $40.5 million lower than their carrying value (or $2,409.5 million).

As of December 31, 2016, we had $278.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2016 and the resulting fair value is not be materially different from their carrying value.

At December 31, 2016, we had $125.6 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2016, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our U.K., Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and South American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2016 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $6.7 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2016 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $11.5 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During 2016, 2015 and 2014, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2016) and disbursements (in 2015) through various future payment dates. In addition, during 2016, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and India currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. The impact of these hedging strategies was not material to our consolidated financial statements for 2016, 2015 and 2014. See Note 18 to our consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2016, 2015 and 2014. We entered into an AU$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Crombie/OAMPS operations. This contract was designed to hedge a portion of the AU dollar denominated purchase price consideration of this acquisition. The derivative investment contract was exercised on June 16, 2014, the date that the Crombie/OAMPS transaction closed. In second quarter 2014, we recorded a pretax gain of $1.9 million related to this derivative investment contract. These contracts were designed to hedge a portion of the GBP denominated purchase price consideration of this acquisition.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Commissions	$2,439.1	$2,338.7	$2,083.0
Fees	1,492.8	1,432.3	1,258.3
Supplemental commissions	147.0	125.5	104.0
Contingent commissions	107.2	93.7	84.7
Investment income	53.3	54.2	41.3
Gains on books of business sales	6.6	6.7	7.3
Revenues from clean coal activities	1,350.1	1,310.8	1,029.5
Other net revenues	(1.3)	30.5	18.4

Total revenues	5,594.8	5,392.4	4,626.5

Compensation	2,538.9	2,428.9	2,167.6
Operating	797.7	840.7	743.1
Cost of revenues from clean coal activities	1,408.6	1,351.5	1,058.9
Interest	109.8	103.0	89.0
Depreciation	103.6	93.9	69.4
Amortization	247.2	240.3	189.5
Change in estimated acquisition earnout payables	32.1	40.6	17.5

Total expenses	5,237.9	5,098.9	4,335.0

Earnings before income taxes	356.9	293.5	291.5
Benefit for income taxes	(88.1)	(95.6)	(36.0)

Net earnings	445.0	389.1	327.5
Net earnings attributable to noncontrolling interests	30.6	32.3	24.1

Net earnings attributable to controlling interests	$414.4	$356.8	$303.4

Basic net earnings per share	$2.33	$2.07	$1.98
Diluted net earnings per share	2.32	2.06	1.97
Dividends declared per common share	1.52	1.48	1.44

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(In millions)

	Year Ended December 31,
	2016	2015	2014
Net earnings	$445.0	$389.1	$327.5

Change in pension liability, net of taxes	(4.4)	1.3	(18.6)
Foreign currency translation	(231.8)	(261.1)	(238.4)
Change in fair value of derivative instruments, net of taxes	(4.9)	(2.1)	(1.0)

Comprehensive earnings	203.9	127.2	69.5
Comprehensive earnings attributable to noncontrolling interests	35.1	25.9	31.5

Comprehensive earnings attributable to controlling interests	$168.8	$101.3	$38.0

See notes to consolidated financial statements

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2016	2015
Cash and cash equivalents	$545.5	$480.4
Restricted cash	1,392.1	1,412.1
Premiums and fees receivable	1,844.8	1,734.0
Other current assets	633.7	587.2

Total current assets	4,416.1	4,213.7
Fixed assets - net	377.6	249.0
Deferred income taxes	796.5	643.5
Other noncurrent assets	504.3	442.6
Goodwill - net	3,767.8	3,662.9
Amortizable intangible assets - net	1,627.3	1,698.8

Total assets	$11,489.6	$10,910.5

Premiums payable to insurance and reinsurance companies	$2,996.1	$2,877.1
Accrued compensation and other accrued liabilities	772.1	812.7
Unearned fees	69.0	61.3
Other current liabilities	70.9	54.0
Premium financing borrowings	125.6	137.0
Corporate related borrowings - current	578.0	245.0

Total current liabilities	4,611.7	4,187.1
Corporate related borrowings - noncurrent	2,144.6	2,071.7
Other noncurrent liabilities	1,077.5	963.5

Total liabilities	7,833.8	7,222.3

Stockholders’ equity:
Common stock - authorized 400.0 shares; issued and outstanding 178.3 shares in 2016 and 176.9 shares in 2015	178.3	176.9
Capital in excess of par value	3,265.5	3,209.4
Retained earnings	916.4	774.5
Accumulated other comprehensive loss	(763.6)	(522.5)

Stockholders’ equity attributable to controlling interests	3,596.6	3,638.3
Stockholders’ equity attributable to noncontrolling interests	59.2	49.9

Total stockholders’ equity	3,655.8	3,688.2

Total liabilities and stockholders’ equity	$11,489.6	$10,910.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings	$445.0	$389.1	$327.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(6.5)	(6.6)	(23.0)
Depreciation and amortization	350.8	334.2	258.9
Change in estimated acquisition earnout payables	32.1	40.6	17.5
Amortization of deferred compensation and restricted stock	28.5	22.7	22.9
Stock-based and other noncash compensation expense	14.7	11.2	10.6
Effect of changes in foreign exchange rate	(3.0)	(0.2)	(0.5)
Net change in restricted cash	(50.3)	(45.6)	(62.1)
Net change in premiums receivable	(242.8)	(209.3)	95.3
Net change in premiums payable	352.9	406.6	60.0
Net change in other current assets	(55.2)	(34.7)	(150.5)
Net change in accrued compensation and other accrued liabilities	69.1	217.8	191.6
Net change in fees receivable/unearned fees	2.8	(49.6)	(26.0)
Net change in income taxes payable	(10.8)	(18.5)	4.9
Net change in deferred income taxes	(158.0)	(161.2)	(126.1)
Net change in other noncurrent assets and liabilities	(34.5)	(89.5)	(22.9)
Unrealized foreign currency remeasurement loss	(112.7)	(154.4)	(141.5)

Net cash provided by operating activities	622.1	652.6	436.6

Cash flows from investing activities:
Net additions to fixed assets	(217.8)	(99.0)	(81.5)
Cash paid for acquisitions, net of cash acquired	(327.3)	(342.3)	(1,918.3)
Net proceeds from sales of operations/books of business	7.8	9.2	8.2
Net funding of investment transactions	(31.9)	(29.5)	(20.1)

Net cash used by investing activities	(569.2)	(461.6)	(2,011.7)

Cash flows from financing activities:
Proceeds from issuance of common stock	45.6	203.3	997.0
Tax impact from issuance of common stock	6.5	5.3	6.9
Repurchases of common stock	(101.0)	—	—
Payments to noncontrolling interests	(41.8)	(39.9)	(34.3)
Dividends paid	(272.2)	(257.5)	(223.1)
Net borrowings on premium financing debt facility	(12.2)	23.9	7.5
Borrowings on line of credit facilities	2,740.0	849.0	1,109.9
Repayments on line of credit facilities	(2,657.0)	(794.0)	(1,500.4)
Borrowings of corporate related long-term debt	376.0	—	1,300.0
Repayments of corporate related long-term debt	(50.0)	—	(100.0)

Net cash provided (used) by financing activities	33.9	(9.9)	1,563.5

Effect of changes in foreign exchange rates on cash and cash equivalents	(21.7)	(15.1)	27.9

Net increase in cash and cash equivalents	65.1	166.0	16.3
Cash and cash equivalents at beginning of year	480.4	314.4	298.1

Cash and cash equivalents at end of year	$545.5	$480.4	$314.4

Supplemental disclosures of cash flow information:
Interest paid	$112.8	$103.9	$82.5
Income taxes paid	66.1	78.3	72.9

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2013	133.6	$133.6	$1,358.1	$596.4	$(2.6)	$29.3	$2,114.8
Net earnings	—	—	—	303.4	—	24.1	327.5
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	49.3	49.3
Dividends paid to noncontrolling interests	—	—	—	—	—	(34.4)	(34.4)
Net change in pension asset/liability, net of taxes of ($12.4) million	—	—	—	—	(18.6)	—	(18.6)
Foreign currency translation	—	—	—	—	(238.4)	7.4	(231.0)
Change in fair value of derivative instruments, net of taxes of ($0.7) million	—	—	—	—	(1.0)	—	(1.0)
Compensation expense related to stock option plan grants	—	—	9.5	—	—	—	9.5
Tax impact from issuance of common stock	—	—	6.9	—	—	—	6.9
Common stock issued in:
Fifty-three purchase transactions	6.5	6.5	292.8	—	—	—	299.3
Stock option plans	1.6	1.6	42.6	—	—	—	44.2
Employee stock purchase plan	0.3	0.3	12.1	—	—	—	12.4
Deferred compensation and restricted stock	0.1	0.1	8.4	—	—	—	8.5
Stock issuance under dribble-out program	0.6	0.6	28.4	—	—	—	29.0
Stock issuance from public offering	21.9	21.9	889.5	—	—	—	911.4
Other compensation expense	—	—	1.1	—	—	—	1.1
Cash dividends declared on common stock	—	—	—	(223.8)	—	—	(223.8)

Balance at December 31, 2014	164.6	164.6	2,649.4	676.0	(260.6)	75.7	3,305.1
Net earnings	—	—	—	356.8	—	32.3	389.1
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(15.0)	(15.0)
Dividends paid to noncontrolling interests	—	—	—	—	—	(36.7)	(36.7)
Net change in pension asset/liability, net of taxes of $0.9 million	—	—	—	—	1.3	—	1.3
Foreign currency translation	—	—	—	—	(261.1)	(6.4)	(267.5)
Change in fair value of derivative instruments, net of taxes of ($1.4) million	—	—	—	—	(2.1)	—	(2.1)
Compensation expense related to stock option plan grants	—	—	11.2	—	—	—	11.2
Tax impact from issuance of common stock	—	—	5.3	—	—	—	5.3
Common stock issued in:

Thirty-nine purchase transactions	7.3	7.3	338.9	—	—	—	346.2
Stock option plans	1.4	1.4	39.0	—	—	—	40.4
Employee stock purchase plan	0.3	0.3	13.5	—	—	—	13.8
Deferred compensation and restricted stock	0.2	0.2	6.0	—	—	—	6.2
Stock issuance under dribble-out program	3.1	3.1	146.1	—	—	—	149.2
Cash dividends declared on common stock	—	—	—	(258.3)	—	—	(258.3)

Balance at December 31, 2015	176.9	$176.9	$3,209.4	$774.5	$(522.5)	$49.9	$3,688.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity (continued)

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2015	176.9	$176.9	$3,209.4	$774.5	$(522.5)	$49.9	$3,688.2
Net earnings	—	—	—	414.4	—	30.6	445.0
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	8.3	8.3
Dividends paid to noncontrolling interests	—	—	—	—	—	(34.1)	(34.1)
Net change in pension asset/liability, net of taxes of ($2.9) million	—	—	—	—	(4.4)	—	(4.4)
Foreign currency translation	—	—	—	—	(231.8)	4.5	(227.3)
Change in fair value of derivative instruments, net of taxes of ($3.2) million	—	—	—	—	(4.9)	—	(4.9)
Compensation expense related to stock option plan grants	—	—	14.7	—	—	—	14.7
Tax impact from issuance of common stock	—	—	6.5	—	—	—	6.5
Common stock issued in:
Nine purchase transactions	2.0	2.0	89.6	—	—	—	91.6
Stock option plans	1.1	1.1	28.6	—	—	—	29.7
Employee stock purchase plan	0.4	0.4	15.5	—	—	—	15.9
Deferred compensation and restricted stock	0.2	0.2	(0.1)	—	—	—	0.1
Common stock repurchases	(2.3)	(2.3)	(98.7)	—	—	—	(101.0)
Cash dividends declared on common stock	—	—	—	(272.5)	—	—	(272.5)

Balance at December 31, 2016	178.3	$178.3	$3,265.5	$916.4	$(763.6)	$59.2	$3,655.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2016

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

In the preparation of our consolidated financial statements as of December 31, 2016, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition in our consolidated financial statements and/or disclosure in the notes thereto.

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

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $7.1 million and $7.4 million at December 31, 2016 and 2015, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $12.8 million and $13.3 million at December 31, 2016 and 2015, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

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

Restricted Cash - In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to insurance carriers. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to insurance and reinsurance companies. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2016.

Related to our third party administration business and in certain of our brokerage operations, we are responsible for client claim funds that we hold in a fiduciary capacity. We do not earn any interest income on the funds held. These client funds have been included in restricted cash, along with a corresponding liability in premiums payable to insurance and reinsurance companies in the accompanying consolidated balance sheet.

Derivative Instruments - In the normal course of business, we are exposed to the impact of foreign currency fluctuations that impact our results of operations and cash flows. We utilize a foreign currency risk management program involving foreign currency derivatives that consist of several monthly put/call options designed to hedge a portion of our future foreign currency disbursements through various future payment dates. To mitigate the counterparty credit risk we only enter into contracts with carefully selected major financial institutions based upon their credit ratings and other factors. These derivative instrument contracts are cash flow hedges that qualify for hedge accounting and primarily hedge against fluctuations between changes in the GBP and Indian Rupee versus the U.S. dollar. Changes in fair value of the derivative instruments are reflected in other comprehensive earnings in the accompanying consolidated balance sheet. The impact of the hedge at maturity is recognized in the income statement as a component of investment income, compensation and operating expenses depending on the nature of the hedged item. These derivative instrument contracts are periodically monitored for hedge ineffectiveness, the amount of which has not been material to the accompanying consolidated financial statements. We do not use derivatives for trading or speculative purposes. In 2014, other net revenues also includes a gain of $1.9 million related to an AU$400.0 million foreign currency derivative investment contract that we executed on April 16, 2014 in connection with the signing of the agreement to acquire the Crombie/OAMPS operations, headquartered in Australia. This contract was designed to hedge a portion of the AU dollar denominated purchase price consideration of this acquisition. The derivative investment contract was exercised on June 16, 2014, the date that the Crombie/OAMPS transaction closed.

Premium Financing - Seven subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are generally considered delinquent after seven days of the payment due date. In normal course, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding loan receivable balance was $241.2 million and $220.2 million at December 31, 2016 and 2015, respectively.

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

Useful Life
Office equipment	Three to ten years
Furniture and fixtures	Three to ten years
Computer equipment	Three to five years
Building	Fifteen to forty years
Software	Three to five years
Refined fuel plants	Ten years
Leasehold improvements	Shorter of the lease term or useful life of the asset

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

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2016, 2015 and 2014, we wrote off $1.8 million, $11.5 million and $1.8 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions of our brokerage segment, which is included in amortization expense in the accompanying consolidated statement of earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, premiums payable to insurance carriers, accrued salaries and bonuses, accounts payable and other accrued liabilities, unearned fees and income taxes payable, at December 31, 2016 and 2015, approximate fair value because of the short-term duration of these instruments. See Note 3 to our consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 7 to our consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2016 and 2015 under our debt agreements. See Note 12 to our consolidated financial statements for the fair values related to investments at December 31, 2016 and 2015 under our defined benefit pension plan.

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

Stock-Based Compensation - We have several employee equity-settled and cash-settled share-based compensation plans. Equity-settled share-based payments to employees include grants of stock options, performance stock units and restricted stock units and are measured based on estimated grant date fair value. We have elected to use the Black-Scholes option pricing model to determine the fair value of stock options on the dates of grant. Performance stock units are measured on the probable outcome of the performance conditions applicable to each grant. Restricted stock units are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements, as applicable, to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of performance stock units and restricted stock units outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid.

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

Employee Stock Purchase Plan - We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 8.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. At December 31, 2016, 7.5 million shares of our common stock was reserved for future issuance under the ESPP.

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

Leases

In February 2016, the Financial Accounting Standards Board (which we refer to as the FASB) issued Accounting Standards Update (which we refer to as ASU) 2016-02, Leases (Topic 842). Under this new accounting guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This new guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for first quarter 2019, and requires a modified retrospective adoption, with early adoption permitted.

We anticipate this guidance will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the new guidance, we currently believe the most significant impact relates to our real estate operating leases and the related recognition of right-of-use assets and lease liabilities in both noncurrent assets and noncurrent liabilities in our consolidated balance sheet.

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This new accounting guidance requires that all companies recognize the income tax effects of awards in the income statement when the awards vest or are settled, rather than maintaining an APIC pool and recognizing the tax benefits in excess of compensation costs through stockholders’ equity. As it relates to forfeitures, the new guidance allows for companies to choose whether to continue to estimate forfeitures or account for forfeitures as they occur. This new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption was permitted and the new guidance may be applied either retrospectively or on a prospective basis. Management believes that the adoption of this guidance will not have a material impact on our consolidated financial statements.

Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), (ASU 2016-15). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC 230, Statement of Cash Flows. This new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are currently reviewing the new guidance, and the impact from its adoption on our consolidated financial statements cannot be determined at this time.

Consolidations

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control. This new accounting guidance affects consolidation of variable interest entities in certain situations involving entities under common control. This new guidance is effective beginning on January 1, 2017 and is to be applied to all periods since adoption of ASU No. 2015-02, which we adopted effective January 1, 2016. We do not expect that the adoption of this new guidance will have a material effect on our consolidated financial statements.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This new accounting guidance allows entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current guidance does not allow recognition until the asset has been sold to an outside party. This new guidance is effective beginning on January 1, 2018 and is to be applied on a modified retrospective basis. Early adoption is permitted. We have not yet determined the effect that adoption of this guidance will have on our consolidated financial statements.

Restricted Cash

In November 2016, the FASB issued Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new accounting guidance addresses the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities. We are currently assessing the impact that adopting this new guidance will have on our consolidated financial statements.

Consolidations

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis. This new accounting guidance on consolidations eliminates the deferral granted to investment companies from applying the variable interest entities guidance and makes targeted amendments to the current consolidation guidance. The new guidance applies to all entities involved with limited partnerships or similar entities and will require re-evaluation of these entities under the revised guidance, which could have changed previous consolidation conclusions. The new guidance was effective in first quarter 2016 and has been applied by us. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. This new accounting guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. The new guidance was effective in first quarter 2016 and has been applied by us on a retrospective basis. Accordingly, we have reclassified debt issuance costs of $3.3 million previously included in Other non-current assets to Corporate related borrowings - noncurrent in our consolidated balance sheet as of December 31, 2015.

Intangibles - Goodwill and Other

In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This new guidance provides additional information to help entities determine whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. The new guidance was effective in first quarter 2016 and has been applied by us. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new accounting guidance requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent components. ASU 2015-17 is effective in first quarter 2017. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. We early adopted ASU 2015-17 during first quarter 2016 on a retrospective basis. Accordingly, we reclassified the current deferred taxes to noncurrent in our December 31, 2015 consolidated balance sheet, which increased Noncurrent deferred tax assets by $122.1 million and increased Other noncurrent liabilities by $4.6 million. See Note 17 to our consolidated financial statements for a discussion on income tax balances.

Revenue Recognition

In 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a Topic, ASC 606, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the new accounting guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for us in first quarter 2018 and early adoption is permitted beginning in first quarter 2017. Two methods of transition are permitted upon adoption: full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue guidance. We will adopt this new guidance in the first quarter 2018. We are evaluating both methods of transition; however, we currently anticipate adopting the new guidance using the full retrospective method to restate each prior reporting period presented.

A preliminary assessment to determine the impacts of the new accounting standard has been performed. We are currently implementing new accounting and operational processes which will be impacted by the new guidance, but we are unable to provide information on quantitative impacts at this time. We anticipate this standard will have a material impact on individual lines in our consolidated financial statements, but we do not expect it will have as material an impact on our results of operations on an annual basis. The primary impacts of the new standard to our product and service lines are anticipated to be as follows:

Brokerage segment

Revenue - We currently recognize revenue for some of our brokerage activities such as direct bill and contingent commission revenue over a period of time either due to the transfer of value to our customers or as the remuneration becomes determinable. Under the new guidance, these revenues will be substantially recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer. Conversely under the new guidance we may need to defer certain revenues to reflect delivery of services over the contract period. As a result, revenue from certain arrangements will be recognized in earlier periods under the new guidance in comparison to our current accounting policies and others will be recognized in later periods. We have not yet identified the net effect of all of these changes on the timing and amount of revenue recognized for annual and interim periods.

Expense - Amendments to ASC Topic 340, Other Assets and Deferred Costs, require the capitalization of costs to obtain and costs to fulfill customer contracts, which are currently expensed as incurred. The assets recognized for the costs to obtain and/or fulfill a contract will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates. We are currently determining the nature and quantifying the amount of costs that would qualify for capitalization and the amount of amortization that will be recognized in each period.

Risk management segment

We are currently assessing the timing and measurement of revenue recognition under the new guidance for our risk management segment, specifically third party administration contracts among others, and anticipate that more revenue will be initially deferred and recognized over a longer future period of time than under our current accounting policies.

Corporate segment

We expect that the timing related to recognition of revenue in our corporate segment will remain substantially unchanged.

3.	Business Combinations

During 2016, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Bomford, Couch & Wilson, Inc. February 1, 2016	—		$—	$0.9	$—	$—	$1.4	$2.3	$2.1
White & Company Insurance, Inc. February 1, 2016	494		17.4	—	—	1.9	—	19.3	—
Joseph Distel & Company, Inc. March 1, 2016	—		—	1.3	—	0.2	—	1.5	—
Vincent L. Braband Insurance, Inc. March 1, 2016	—		—	3.0	—	0.3	0.4	3.7	1.1
Kane’s Insurance Management Operations (KIM) March 31, 2016	—		—	30.8	—	—	—	30.8	—
Capitol Benefits Group, Inc. April 1, 2016	—		—	3.3	—	0.1	0.4	3.8	2.8
Charles Allen Agency, Inc. April 1, 2016	—		—	2.8	—	0.2	0.2	3.2	0.7
Hagan Newkirk Financial Services, Inc. April 1, 2016	—		—	4.3	—	0.1	0.9	5.3	3.1
Insurance Plans Agency, Inc. April 1, 2016	51		2.3	—	—	0.1	0.2	2.6	1.5
KDC Associates, LLC (KDC) April 1, 2016	—		—	20.7	—	1.8	3.9	26.4	7.5
Hogan Insurance Services, Inc. May 1, 2016	172		7.4	—	—	0.8	1.1	9.3	2.0

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
McNeary, Inc. (MNI) May 1, 2016	572	$22.0	$—	$—	$5.0	$0.4	$27.4	$5.5
Ashmore & Associates Insurance Agency, LLC May 1, 2016	—	—	7.7	—	0.4	0.6	8.7	1.7
KRW Insurance Agency, Inc. June 1, 2016	139	5.9	—	—	0.7	1.0	7.6	1.6
Buchholz Planning Corporation June 1, 2016	—	—	3.9	—	0.1	2.5	6.5	6.0
Blue Horizon Insurance Services, Inc. July 1, 2016	—	—	3.4	—	0.4	0.5	4.3	1.0
Brim AB (BRM) July 1, 2016	—	—	23.5	6.5	—	—	30.0	—
Gabor Insurance Services, Inc. July 1, 2016	—	—	14.1	—	0.5	—	14.6	—
Victory Insurance Agency, Inc. (VIA) July 1, 2016	422	20.9	—	2.3	—	2.6	25.8	4.5
Orb Financial Services Limited August 1, 2016	—	—	3.1	—	0.4	2.0	5.5	2.7
Altman & Cronin Benefit Consultants, LLC (ACB) November 1, 2016	—	—	31.4	—	2.5	6.6	40.5	19.3
Regency Insurance Group, Inc. (RIG) November 1, 2016	—	—	19.2	—	1.0	—	20.2	—
Argentis (ARG) November 1, 2016	—	—	15.1	0.2	2.2	5.0	22.5	14.5
Group Insurance Associates, Inc. December 1, 2016	—	—	9.2	—	0.3	3.0	12.5	6.5
MW Bagnall Company December 1, 2016	—	—	5.3	—	0.2	1.1	6.6	5.4
National Ethics Association December 1, 2016	—	—	15.6	—	1.7	—	17.3	—
Eleven other acquisitions completed in 2016	—	—	29.4	0.1	1.3	10.7	41.5	18.0

	1,850	$75.9	$248.0	$9.1	$22.2	$44.5	$399.7	$107.5

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.5% to 16.0% for our 2016 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.0% to 9.5% for our 2016 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During 2016, 2015 and 2014, we recognized $16.9 million, $16.2 million and $14.5 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during 2016, 2015 and 2014, we recognized $15.2 million, $24.4 million and $3.0 million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 101, 105 and 67 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2013 and subsequent years was $527.2 million as of December 31, 2016, of which $242.3 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made. The aggregate amount of maximum earnout obligations related to acquisitions made in 2012 and subsequent years was $565.4 million as of December 31, 2015, of which $229.7 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2016 (in millions):

	KIM	KDC	MNI	BRM	VIA	ACB	RIG	ARG	Twenty-nine Other Acquisitions	Total
Cash	$2.2	$0.3	$3.0	$0.5	$0.2	$—	$0.6	$1.4	$5.1	$13.3
Other current assets	1.8	9.3	1.7	36.0	2.1	1.3	0.6	0.4	14.0	67.2
Fixed assets	0.4	0.1	0.1	0.6	0.1	—	—	—	2.3	3.6
Noncurrent assets	1.2	—	—	—	—	—	—	0.3	—	1.5
Goodwill	9.2	12.1	19.5	19.7	18.5	19.9	10.5	12.1	103.9	225.4
Expiration lists	20.0	13.8	13.8	14.6	11.3	18.9	9.3	24.1	92.3	218.1
Non-compete agreements	—	0.1	0.1	0.6	0.4	0.4	0.2	—	1.0	2.8
Trade names	—	—	0.1	0.3	—	—	—	—	—	0.4

Total assets acquired	34.8	35.7	38.3	72.3	32.6	40.5	21.2	38.3	218.6	532.3

Current liabilities	3.9	8.9	2.2	33.2	2.2	—	1.0	0.8	14.8	67.0
Noncurrent liabilities	0.1	0.4	8.7	9.1	4.6	—	—	15.0	27.7	65.6

Total liabilities assumed	4.0	9.3	10.9	42.3	6.8	—	1.0	15.8	42.5	132.6

Total net assets acquired	$30.8	$26.4	$27.4	$30.0	$25.8	$40.5	$20.2	$22.5	$176.1	$399.7

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $225.4 million, $218.1 million, $2.8 million and $0.4 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 1.0% to 3.0% and 2.5% to 12.5% for our 2016 acquisitions, respectively, for which a valuation was performed. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 12.0% to 19.0% for our 2016 acquisitions, for which a valuation was performed. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Of the $218.1 million of expiration lists, $2.8 million of non-compete agreements and $0.4 million of trade names related to the 2016 acquisitions, $92.6 million, $1.4 million and $0.4 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $27.3 million, and a corresponding amount of goodwill, in 2016 related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the year ended December 31, 2016 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2015 (in millions, except per share data):

	Year Ended December 31,
	2016	2015
Total revenues	$5,663.7	$5,528.6
Net earnings attributable to controlling interests	420.6	361.9
Basic earnings per share	2.36	2.08
Diluted earnings per share	2.35	2.07

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2015, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2016 totaled approximately $137.9 million. Total revenues and net earnings recorded in our consolidated statement of earnings for 2016 related to the 2016 acquisitions in the aggregate were $73.3 million and $4.2 million, respectively.

4.	Other Current Assets

Major classes of other current assets consist of the following (in millions):

	December 31,
	2016	2015
Premium finance advances and loans	$241.2	$220.2
Accrued supplemental, direct bill and other receivables	177.2	181.1
Refined coal production related receivables	136.9	108.1
Prepaid expenses	78.4	77.8

Total other current assets	$633.7	$587.2

The premium finance loans represent short-term loans which we make to many of our brokerage related clients and other non-brokerage clients to finance their premiums paid to insurance carriers. These premium finance loans are primarily generated by the three Australian and New Zealand premium finance subsidiaries. Financing receivables are carried at amortized cost. Given that these receivables are collateralized, carry a fairly rapid delinquency period of only seven days post payment date, and that contractually the majority of the underlying insurance policies will be cancelled within one month of the payment due date in normal course, there historically has been a minimal risk of not receiving payment, and therefore we do not maintain any significant allowance for losses against this balance.

5.	Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2016	2015
Office equipment	$22.5	$21.1
Furniture and fixtures	96.7	92.7
Leasehold improvements	107.8	106.1
Computer equipment	131.4	143.4
Land and buildings - corporate headquarters	141.7	—
Software	268.4	228.3
Other	10.0	10.0
Work in process - includes $30.0 million related to our corporate headquarters in 2015	10.6	46.3

	789.1	647.9
Accumulated depreciation	(411.5)	(398.9)

Net fixed assets	$377.6	$249.0

The amounts in work in process in the table above primarily are for capitalized expenditures incurred related to IT development projects in 2016 and 2015. Also included in work in process in 2015 are capitalized expenditures incurred related to our new corporate headquarters building. In fourth quarter 2016, we reclassified work in process type assets related to our new corporate headquarters and other projects of $46.3 million, included in Other noncurrent assets, to Fixed assets in our consolidated balance sheet as of December 31, 2015.

6.	Intangible Assets

The carrying amount of goodwill at December 31, 2016 and 2015 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management Services Management	Corporate	Total
At December 31, 2016
United States	$2,115.0	$23.5	$—	$2,138.5
United Kingdom	662.2	4.3	—	666.5
Canada	292.2	—	—	292.2
Australia	382.7	—	—	382.7
New Zealand	205.0	0.3	—	205.3
Other foreign	79.8	—	2.8	82.6

Total goodwill - net	$3,736.9	$28.1	$2.8	$3,767.8

At December 31, 2015
United States	$1,946.9	$23.5	$—	$1,970.4
United Kingdom	779.3	3.5	—	782.8
Canada	282.6	—	—	282.6
Australia	380.1	—	—	380.1
New Zealand	204.2	0.3	—	204.5
Other foreign	42.5	—	—	42.5

Total goodwill - net	$3,635.6	$27.3	$—	$3,662.9

The changes in the carrying amount of goodwill for 2016 and 2015 are as follows (in millions):

	Brokerage	Risk Management Services Management	Corporate	Total
Balance as of January 1, 2015	$3,427.5	$22.1	$—	$3,449.6
Goodwill acquired during the year	352.6	2.0	—	354.6
Goodwill related to transfers of operations between segments	(3.4)	3.4	—	—
Goodwill adjustments related to appraisals and other acquisition adjustments	25.3	—	—	25.3
Foreign currency translation adjustments during the year	(166.4)	(0.2)	—	(166.6)

Balance as of December 31, 2015	3,635.6	27.3	—	3,662.9
Goodwill acquired during the year	222.6	—	2.8	225.4
Goodwill adjustments related to appraisals and other acquisition adjustments	1.8	1.6	—	3.4
Foreign currency translation adjustments during the year	(123.1)	(0.8)	—	(123.9)

Balance as of December 31, 2016	$3,736.9	$28.1	$2.8	$3,767.8

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2016	2015
Expiration lists	$2,757.6	$2,613.3
Accumulated amortization - expiration lists	(1,143.0)	(934.7)

	1,614.6	1,678.6

Non-compete agreements	49.3	43.7
Accumulated amortization - non-compete agreements	(42.1)	(34.8)

	7.2	8.9

Trade names	24.0	25.7
Accumulated amortization - trade names	(18.5)	(14.4)

	5.5	11.3

Net amortizable assets	$1,627.3	$1,698.8

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2017	$239.6
2018	226.8
2019	213.1
2020	197.0
2021	174.5

Total	$1,051.0

7.	Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	2016	2015
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.44%, balloon due 2017	$300.0	$300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due in 2018 and 2019	100.0	150.0
Semi-annual payments of interest, fixed rate of 2.80%, balloon due 2018	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.20%, balloon due 2019	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due 2024	325.0	325.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due 2026	175.0	—
Semi-annual payments of interest, fixed rate of 3.46%, balloon due 2027	100.0	—
Semi-annual payments of interest, fixed rate of 4.55%, balloon due 2028	75.0	—
Semi-annual payments of interest, fixed rate of 4.98%, balloon due 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due 2031	25.0	—

Total Note Purchase Agreements	2,450.0	2,125.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, was to expires September 19, 2018, replaced with amended and restated facility on April 8, 2016 (see below)	278.0	195.0

Premium Financing Debt Facility - expires May 18, 2017:
Periodic payments of interest and principal, Interbank rates plus 1.05% for Facility B; plus 0.55% for Facilities C and D
Facility B
AUD denominated tranche	100.7	101.2
NZD denominated tranche	9.0	8.5
Facility C and D
AUD denominated tranche	5.6	17.2
NZD denominated tranche	10.3	10.1

Total Premium Financing Debt Facility	125.6	137.0

Total corporate and other debt	2,853.6	2,457.0
Less unamortized debt acquisition costs on Note Purchase Agreements	(5.4)	(3.3)

Net total corporate and other debt	$2,848.2	$2,453.7

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

We are a party to a note purchase agreement dated November 30, 2009, with certain accredited institutional investors, pursuant to which we issued and sold $150.0 million in aggregate principal amount of our 5.85% Senior Notes, Series C, due in three equal installments on November 30, 2016, November 30, 2018 and November 30, 2019, in a private placement. These notes require semi-annual payments of interest that are due in May and November of each year. On November 30, 2016, we funded the $50.0 million 2016 maturity of our Series C note.

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

We are a party to a note purchase agreement dated December 1, 2016, with certain accredited institutional investors, pursuant to which we issued and sold $100.0 million in aggregate principal amount of our 3.46% Senior Notes, Series T, due December 1, 2027, in a private placement. These notes require semi-annual payments of interest that are due in June and December of each year.

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2016. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

The notes issued under the note purchase agreement are senior unsecured obligations of ours and rank equal in right of payment with our Credit Agreement discussed below.

Credit Agreement - On April 8, 2016, we entered into an amendment and restatement to our multicurrency credit agreement dated September 19, 2013, (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from September 19, 2018 to April 8, 2021 and increased the revolving credit commitment from $600.0 million to $800.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,100.0 million.

The Credit Agreement provides that we may elect that each borrowing in U.S. dollars be either base rate loans or eurocurrency loans, each as defined in the Credit Agreement. However, the Credit Agreement provides that all loans denominated in currencies other than U.S. dollars will be eurocurrency loans. Interest rates on base rate loans and outstanding drawings on letters of credit in U.S. dollars under the Credit Agreement will be based on the base rate, as defined in the Credit Agreement, plus a margin of 0.00% to 0.45%, depending on the financial leverage ratio we maintain. Interest rates on eurocurrency loans or outstanding drawings on letters of credit in currencies other than U.S. dollars under the Credit Agreement will be based on adjusted LIBOR, as defined in the Credit Agreement, plus a margin of 0.85% to 1.45%, depending on the financial leverage ratio we maintain. Interest rates on swing loans will be based, at our election, on either the base rate or an alternate rate that may be quoted by the lead lender. The annual facility fee related to the Credit Agreement is 0.15% and 0.30% of the revolving credit commitment, depending on the financial leverage ratio we maintain. In connection with entering into the Credit Agreement, we incurred approximately $2.0 million of debt acquisition costs that were capitalized and will be amortized on a pro rata basis over the term of the Credit Agreement.

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2016. The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness.

At December 31, 2016, $21.1 million of letters of credit (for which we had $12.3 million of liabilities recorded at December 31, 2016) were outstanding under the Credit Agreement. See Note 15 to our consolidated financial statements for a discussion of the letters of credit. There were $278.0 million of borrowings outstanding under the Credit Agreement at December 31, 2016. Accordingly, at December 31, 2016, $500.9 million remained available for potential borrowings, of which $53.9 million was available for additional letters of credit.

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

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2016. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At December 31, 2016, AU$139.0 million and NZ$13.0 million of borrowings were outstanding under Facility B, AU$7.7 million of borrowings were outstanding under Facility C and NZ$14.9 million of borrowings were outstanding under Facility D. Accordingly, as of December 31, 2016, AU$11.0 million and NZ$22.0 million remained available for potential borrowing under Facility B, and AU$17.3 million and NZ$0.1 million under Facilities C and D, respectively.

See Note 15 to these consolidated financial statements for additional discussion on our contractual obligations and commitments as of December 31, 2016.

The aggregate estimated fair value of the $2,450.0 million in debt under the note purchase agreements at December 31, 2016 was $2,545.0 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. The estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating. The estimated fair value of the $278.0 million of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $125.6 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

8.	Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net earnings attributable to controlling interests	$414.4	$356.8	$303.4

Weighted average number of common shares outstanding	177.6	172.2	152.9
Dilutive effect of stock options using the treasury stock method	0.8	1.0	1.4

Weighted average number of common and common equivalent shares outstanding	178.4	173.2	154.3

Basic net earnings per share	$2.33	$2.07	$1.98

Diluted net earnings per share	$2.32	$2.06	$1.97

Options to purchase 5.9 million, 3.5 million and 1.6 million shares of our common stock were outstanding at December 31, 2016, 2015 and 2014, respectively, but were not included in the computation of the dilutive effect of stock options for the year then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period and, therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.0 million as of December 31, 2016. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC); (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; and (iii) the maximum amount that may be payable with respect to cash-settled performance units granted during any fiscal year to any person is $5.0 million; and (iv) the maximum number of shares with respect to which stock-settled performance units may be granted during any fiscal year to any person is 100,000.

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

On March 17, 2016, the compensation committee granted 2,576,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2019, 2020 and 2021, respectively. On March 11, 2015, the compensation committee granted 1,941,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2018, 2019 and 2020, respectively. On March 12, 2014, the compensation committee granted 1,923,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2017, 2018 and 2019, respectively. The 2016, 2015 and 2014 options expire seven years from the date of grant, or earlier in the event of termination of the employee. For certain of our executive officers age 55 or older, stock options awarded in 2016, 2015, 2014 and 2013 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During 2016, 2015 and 2014, we recognized $14.7 million, $11.2 million and $9.5 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2016, 2015 and 2014, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2016	2015	2014
Expected dividend yield	3.0%	3.0%	3.0%
Expected risk-free interest rate	1.6%	1.8%	1.8%
Volatility	27.7%	28.2%	28.9%
Expected life (in years)	5.5	5.5	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during 2016, 2015 and 2014, as determined on the grant date using the Black-Scholes option pricing model, was $8.45, $9.25 and $9.66, respectively.

The following is a summary of our stock option activity and related information for 2016, 2015 and 2014 (in millions, except exercise price and year data):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2016
Beginning balance	8.8	$39.25
Granted	2.6	43.72
Exercised	(1.1)	29.50
Forfeited or canceled	—	—

Ending balance	10.3	$41.40	4.15	$108.8

Exercisable at end of year	2.2	$32.37	1.73	$43.7

Ending vested and expected to vest	10.1	$41.34	4.12	$107.5

Year Ended December 31, 2015
Beginning balance	8.4	$35.49
Granted	1.9	46.19
Exercised	(1.4)	27.59
Forfeited or canceled	(0.1)	27.59

Ending balance	8.8	$39.25	4.16	$36.7

Exercisable at end of year	2.1	$28.54	1.92	$25.9

Ending vested and expected to vest	8.7	$39.15	4.13	$36.6

Year Ended December 31, 2014
Beginning balance	8.3	$31.35
Granted	1.9	46.86
Exercised	(1.6)	28.80
Forfeited or canceled	(0.2)	28.36

Ending balance	8.4	$35.49	3.96	$97.2

Exercisable at end of year	2.6	$26.91	1.87	$52.8

Ending vested and expected to vest	8.3	$35.38	3.93	$96.6

Options with respect to 4.4 million shares (less any shares of restricted stock issued under the LTIP—see Note 11 to our consolidated financial statements) were available for grant under the LTIP at December 31, 2016.

The total intrinsic value of options exercised during 2016, 2015 and 2014 amounted to $19.3 million, $27.0 million and $30.5 million, respectively. At December 31, 2016, we had approximately $41.4 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2016 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 23.76 - $ 35.71	2.3	1.52	$31.54	1.8	$30.65
35.95 - 39.17	1.5	3.20	39.15	0.4	39.12
43.71 - 43.71	2.6	6.21	43.71	—	—
46.17 - 49.55	3.9	4.70	46.53	—	—

$ 23.76 - $ 49.55	10.3	4.15	$41.40	2.2	$32.37

10.	Deferred Compensation

We have a Deferred Equity Participation Plan, (which we refer to as the DEPP), which is a non-qualified plan that generally provides for distributions to certain of our key executives when they reach age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) or upon or after their actual retirement. Under the provisions of the DEPP, we typically contribute cash in an amount approved by the compensation committee to a rabbi trust on behalf of the executives participating in the DEPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. Distributions under the DEPP may not normally be made until the participant reaches age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) and are subject to forfeiture in the event of voluntary termination of employment prior to then. DEPP awards are generally made annually in the first quarter. In the second quarter of 2016, we made awards under sub-plans of the DEPP for certain production staff, which generally provide for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after earlier of fifteen years or the participant reaching age 65. All contributions to the plan (including sub-plans) deemed to be invested in shares of our common stock are distributed in the form of our common stock and all other distributions are paid in cash.

Our common stock that is purchased by the rabbi trust as a contribution under DEPP is valued at historical cost, which equals its fair market value at the date of grant or date of purchase. When common stock is issued, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements.

In the first quarter of each of 2016, 2015 and 2014, the compensation committee approved $10.1 million, $8.9 million and $9.2 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2016, 2015 and 2014. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2016, 2015 and 2014 awards. In the second quarter of 2013, we instructed the trustee for the DEPP to liquidate all investments held under the DEPP, other than our common stock, and use the proceeds to purchase additional shares of our common stock on the open market. As a result, the DEPP sold all of the funded cash award assets and purchased 1.2 million shares of our common stock at an aggregate cost of $52.4 million during the second quarter of 2013. During 2016, 2015 and 2014, we charged $7.5 million, $7.2 million and $7.4 million, respectively, to compensation expense related to these awards.

In 2016, the compensation committee approved $13.6 million of awards under the sub-plans referred to above, which were contributed to the rabbi trust in second quarter 2016. During 2016, we charged $1.3 million to compensation expense related to these awards. There were no distributions from the sub-plans during 2016.

At December 31, 2016 and 2015, we recorded $46.8 million (related to 2.4 million shares) and $33.5 million (related to 2.1 million shares), respectively, of unearned deferred compensation as an reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at December 31, 2016 and 2015 was $125.5 million and $85.2 million, respectively. During 2016, 2015 and 2014, cash and equity awards with an aggregate fair value of $7.6 million, $2.3 million and $18.8 million, respectively, were vested and distributed to employees under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2016 and 2015, the compensation committee approved $3.1 million and $2.7 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in first quarter 2016 and 2015, respectively. During 2016 and 2015 we charged $1.5 million and $1.1 million to compensation expense related to these awards. There were no distributions from the DCPP during 2016 and 2015.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.0 million. At December 31, 2016, 1.0 million shares were available for grant under the LTIP for such awards.

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

In 2016, 2015 and 2014, we granted 479,167, 394,975 and 376,541 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $20.4 million, $16.7 million and $16.0 million, respectively, at the date of grant.

The 2016, 2015 and 2014 restricted stock units vest as follows: 466,600 units granted in first quarter 2016, 362,600 units granted in first quarter 2015 and 323,550 units granted in first quarter 2014, vest in full based on continued employment through March 17, 2021, March 11, 2020 and March 12, 2018, respectively, while the other 2016, 2015 and 2014 restricted stock unit awards generally vest in full based on continued employment through the vesting period on the anniversary date of the grant. In the third quarter of 2014, we granted 33,741 restricted stock units to employees with an aggregate fair value of $1.5 million at the date of grant. These grants vest at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2015, 2016 and 2017, respectively from the date of grant. For certain of our executive officers age 55 or older, restricted stock units awarded in 2016, 2015 and 2014 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

The vesting periods of the 2016, 2015 and 2014 restricted stock unit awards are as follows (in actual shares):

	Restricted Stock Units Granted
Vesting Period	2016	2015	2014
One year	27,417	22,175	19,250
Three years	—	—	33,741
Four years	—	9,200	323,550
Five years	451,750	363,600	—

Total shares granted	479,167	394,975	376,541

We account for restricted stock unit awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2016, 2015 and 2014, we charged $18.2 million, $14.4 million and $12.7 million, respectively, to compensation expense related to restricted stock awards granted in 2007 through 2016. The total intrinsic value of unvested restricted stock at December 31, 2016 and 2015 was $80.0 million and $56.1 million, respectively. During 2016 and 2015, equity awards (including accrued dividends) with an aggregate fair value of $14.2 million and $10.2 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 17, 2016, March 11, 2015 and March 12, 2014, pursuant to the LTIP, the compensation committee approved 72,900, 53,900 and 48,850, respectively of provisional performance unit awards, with an aggregate fair value of $3.2 million, $2.5 million and $2.3 million, respectively, for future grants to our officers. Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved. These awards are subject to a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer will be granted a percentage of the provisional performance unit award that equates to the EBITAC growth achieved (as specified in the applicable grant agreement). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2016, 2015 and 2014 provisional awards will fully vest based on continuous employment through March 17, 2019, March 11, 2018 and March 12, 2017, respectively, and will be settled in shares of our common stock on a one-for-one basis as soon as practicable in 2019, 2018 and 2017, respectively. For certain of our executive officers age 55 or older, awards granted in 2016 and 2015 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. During 2016, we charged $2.9 million to compensation expense related to performance share unit awards. The total intrinsic value of unvested restricted stock at December 31, 2016 was $8.9 million.

Cash Awards

On March 17, 2016, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $17.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (397,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2016 provisional award will fully vest based on continuous employment through January 1, 2019. For certain of our executive officers age 55 or older, awards granted under the Program in 2016 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of the provisional award. The ultimate award value will be equal to the trailing twelve-month stock price on December 31, 2018, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2019. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during 2016 related to the 2016 provisional award under the Program. Based on company performance for 2016, we expect to grant 385,000 units under the Program in first quarter 2017 that will fully vest on January 1, 2019.

On March 11, 2015, pursuant to the Program, the compensation committee approved the provisional cash awards of $14.6 million in the aggregate for future grants to our officers and key employees that are denominated in units (315,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2015 provisional award were similar to the terms of the 2016 provisional awards. Based on our performance for 2015, we granted 294,000 units under the Program in first quarter 2016 that will fully vest on January 1, 2018. During 2016, we charged $6.6 million to compensation expense related to these awards. We did not recognize any compensation expense during 2015 related to the 2015 awards.

On March 12, 2014, pursuant to the Program, the compensation committee approved the provisional cash awards of $10.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (229,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2014 provisional award were similar to the terms of the 2015 provisional awards. Based on our performance for 2014, we granted 220,000 units under the Program in first quarter 2015 that will fully vest on January 1, 2017. During 2016 and 2015, we charged $4.5 million and $4.9 million to compensation expense related to these awards. We did not recognize any compensation expense during 2014 related to the 2014 awards.

On March 13, 2013, pursuant to the Program, the compensation committee approved the provisional cash awards of $10.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (269,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2013 provisional award were similar to the terms of the 2015 provisional awards. Based on our performance for 2013, we granted 263,000 units under the Program in the first quarter of 2014 that will fully vest on January 1, 2016. During 2015 and 2014, we charged $5.3 million and $5.9 million, respectively, to compensation expense related to the 2013 awards. We did not recognize any compensation expense during 2016 related to the 2013 awards. During 2016, cash awards related to the 2013 provisional awards with an aggregate fair value of $11.2 million (246,000 units in the aggregate) were vested and distributed to employees under the Program.

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

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2016 and 2015. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan. A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2016	2015
Change in pension benefit obligation:
Benefit obligation at beginning of year	$261.8	$272.0
Service cost	1.5	1.1
Interest cost	10.8	10.8
Net actuarial loss (gain)	1.8	(10.4)
Benefits paid	(14.6)	(11.7)

Benefit obligation at end of year	$261.3	$261.8

Change in plan assets:
Fair value of plan assets at beginning of year	$207.5	$217.2
Actual return on plan assets	14.9	2.0
Contributions by the company	—	—
Benefits paid	(14.6)	(11.7)

Fair value of plan assets at end of year	$207.8	$207.5

Funded status of the plan (underfunded)	$(53.5)	$(54.3)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities - accrued benefit liability	$(53.5)	$(54.3)
Accumulated other comprehensive loss - net actuarial loss	67.9	71.8

Net amount included in retained earnings	$14.4	$17.5

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in earnings and other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2016	2015	2014
Net periodic pension cost:
Service cost	$1.5	$1.1	$0.7
Interest cost on benefit obligation	10.8	10.8	12.7
Expected return on plan assets	(14.6)	(15.3)	(18.7)
Amortization of net loss	5.3	6.2	2.3
Settlement	—	—	12.0

Net periodic benefit cost	3.0	2.8	9.0

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net loss incurred	1.4	2.9	42.5
Settlement recognition	—	—	(12.0)
Amortization of net loss	(5.3)	(6.2)	(2.3)

Total recognized in other comprehensive loss	(3.9)	(3.3)	28.2

Total recognized in net periodic pension cost and other comprehensive loss	$(0.9)	$(0.5)	$37.2

Estimated amortization for the following year:
Amortization of net loss	$5.5	$5.9	$6.0

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2016	2015
Discount rate	4.00%	4.25%
Weighted average expected long-term rate of return on plan assets	7.25%	7.25%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2016	2015	2014
Discount rate	4.25%	4.00%	4.75%
Weighted average expected long-term rate of return on plan assets	7.25%	7.25%	7.50%

The following benefit payments are expected to be paid by the plan (in millions):

2017	$11.8
2018	12.3
2019	12.9
2020	13.4
2021	14.1
Years 2022 to 2026	77.5

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2016	2015
Equity securities	61.0%	59.0%
Debt securities	33.0%	33.0%
Real estate	6.0%	8.0%

Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life insurance carriers. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2016 and 2015. The ten-year return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2016	2015
Level 1	$—	$—
Level 2	108.1	106.8
Level 3	99.7	100.7

Total fair value	$207.8	$207.5

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

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2016	2015
Fair value at January 1	$100.7	$101.1
Settlements	(7.5)	—
Unrealized gains	6.5	(0.4)

Fair value at December 31	$99.7	$100.7

We were not required under the Internal Revenue Code (which we refer to as IRC) to make any minimum contributions to the plan for each of the 2016, 2015 and 2014 plan years. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2016, 2015 and 2014 we did not make discretionary contributions to the plan.

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

We also have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we match 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to Federal limits on plan contributions and not in excess of the maximum amount deductible for Federal income tax purposes. Effective January 1, 2014, employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule. We expensed $48.7 million, $42.5 million and $38.0 million related to the plan in 2016, 2015 and 2014, respectively.

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to Internal Revenue Service (which we refer to as the IRS) rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. We contributed $5.6 million, $4.7 million and $3.7 million to a rabbi trust maintained under the plan in 2016, 2015 and 2014, respectively. The fair value of the assets in the plan’s rabbi trust at December 31, 2016 and 2015, including employee contributions and investment earnings, was $263.3 million and $201.2 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $30.6 million, $31.7 million and $29.7 million in 2016, 2015 and 2014, respectively.

In 1992, we amended our health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go basis. The postretirement benefit obligation and the unfunded status of the plan as of December 31, 2016 and 2015 were $2.7 million and $2.7 million, respectively. The net periodic postretirement benefit (income) cost of the plan amounted to ($0.3 million), ($0.3 million) and ($0.5 million) in 2016, 2015 and 2014, respectively.

13.	Investments

The following is a summary of our investments and the related funding commitments (in millions):

	December 31, 2016		December 31,
		Funding	2015
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
C-Quest Technology LLC and C-Quest Technologies International LLC	—	—	—
Clean-coal investments:
Controlling interest in six limited liability companies that own fourteen 2009 Era Clean Coal Plants	14.3	—	13.9
Non-controlling interest in one limited liability companies that owns one 2011 Era Clean Coal Plants	0.7	—	0.8
Controlling interest in seventeen limited liability companies that own nineteen 2011 Era Clean Coal Plants	69.0	2.7	60.3
Other investments	3.7	0.7	2.6

Total investments	$93.7	$3.4	$83.6

Chem-Mod LLC - At December 31, 2016, we held a 46.5% controlling interest in Chem-Mod. Chem-Mod possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the manager (decision maker) of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At December 31, 2016, total assets and total liabilities of this VIE included in our consolidated balance sheet were $11.1 million and $0.8 million, respectively. At December 31, 2015, total assets and total liabilities of this VIE were $10.3 million and $0.9 million, respectively. For 2016, total revenues and expenses were $63.5 million and $2.4 million, respectively. For 2015, total revenues and expenses were $72.1 million and $3.0 million, respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At December 31, 2016, we held a 31.5% non-controlling ownership interest in Chem-Mod International. Chem-Mod International has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC and C-Quest Technologies International LLC (together, C-Quest) - At December 31, 2016, we held a non-controlling 12% interest in C-Quest’s global entities. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but we do not consolidate this investment into our consolidated financial statements because we are not the primary beneficiary or decision maker. We have an option to acquire an additional 15% interest in C-Quest’s global entities for $7.5 million at any time on or prior to August 1, 2017.

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

•	As of December 31, 2016:

•	Thirty-one of the plants has long-term production contracts.

•	The remaining three plants are in early stages of seeking and negotiating long-term production contracts.

•

We have a non-controlling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary. At December 31, 2016, total assets and total liabilities of this VIE were $15.7 million and $13.4 million, respectively. For 2016, total revenues and expenses of this VIE were $57.4 million and $71.1 million, respectively.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

Other Investments - At December 31, 2016, we owned a non-controlling, minority interest in four venture capital funds totaling $3.7 million, twelve certified low-income housing developments with zero carrying value and two real estate entities with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At December 31, 2016, total assets and total liabilities of these VIEs were approximately $60.0 million and $20.0 million, respectively.

14.	Derivatives and Hedging Activity

We are exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, we enter into various derivative instruments that reduce these risks by creating offsetting exposures. We generally do not enter into derivative transactions for trading or speculative purposes.

Foreign Exchange Risk Management

We are exposed to foreign exchange risk when it earns revenues, pays expenses, or enters into monetary intercompany transfers denominated in a currency that differs from its functional currency, or other transactions that are denominated in a currency other than its functional currency. We use foreign exchange derivatives, typically forward contracts and options, to reduce its overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than two years.

Interest Rate Risk Management

We enter into various long term debt agreements. We use interest rate derivatives, typically swaps, to reduce its exposure to the effects of interest rate fluctuations on the forecasted interest rates for up to two years into the future.

We has not received or pledged any collateral related to derivative arrangements at December 31, 2016.

The notional and fair values of derivative instruments are as follows at December 31, 2016 and 2015 (in millions):

	Notional Amount		Derivatives Assets (1)		Derivative Liabilities (2)
	2016	2015	2016	2015	2016	2015
Derivatives accounted for as hedges:
Interest rate contracts	$200.0	$—	$11.4	$—	$—	$—
Foreign exchange contracts (3)	4.1	93.7	2.1	—	17.5	1.7

Total	$204.1	$93.7	$13.5	$—	$17.5	$1.7

(1)	Included within other current assets $12.5 million and zero at December 31, 2016 and 2015, respectively and other non-current assets $1.0 million and zero at December 31, 2016 and 2015, respectively.
(2)	Included within other current liabilities $11.8 million and $1.7 million at December 31, 2016 and 2015, respectively and other non-current liabilities $5.7 million and zero at December 31, 2016 and 2015, respectively.
(3)	Included within foreign exchange contracts at December 31, 2016 were $78.3 million of call options offset with $78.3 million of put options and $61.6 million of buy forwards offset with $57.5 million of sell forwards. Included within foreign exchange contracts at December 31, 2015 were $137.6 million of buy forwards, partially offset by $43.9 million of sell forwards.

The amounts of derivative gains (losses) recognized in accumulated other comprehensive loss were as follows (in millions):

	Commission	Compensation	Operating	Interest
	Revenue	Expense	Expense	Expense	Total
Year Ended December 31, 2016
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$12.4	$12.4
Foreign exchange contracts	(24.0)	0.1	—	—	(23.9)

Total	$(24.0)	$0.1	$—	$12.4	$(11.5)

Year Ended December 31, 2015
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(3.3)	0.3	0.2	—	(2.8)

Total	$(3.3)	$0.3	$0.2	$—	$(2.8)

Year Ended December 31, 2014
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(2.5)	0.2	0.1	—	(2.2)

Total	$(2.5)	$0.2	$0.1	$—	$(2.2)

The amounts of derivative gains (losses) reclassified from accumulated other comprehensive loss into income (effective portion) were as follows (in millions):

	Commission	Compensation	Operating	Interest
	Revenue	Expense	Expense	Expense	Total
Year Ended December 31, 2016
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$0.1	$0.1
Foreign exchange contracts	(9.1)	0.5	0.3	—	(8.3)

Total	$(9.1)	$0.5	$0.3	$0.1	$(8.2)

Year Ended December 31, 2015
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	0.7	—	—	—	0.7

Total	$0.7	$—	$—	$—	$0.7

Year Ended December 31, 2014
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	0.9	(0.7)	(0.7)	—	(0.5)

Total	$0.9	$(0.7)	$(0.7)	$—	$(0.5)

We estimate that approximately $0.4 million of pretax losses currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months. The amount of gain (loss) recognized in earnings on the ineffective portion of derivatives for 2016, 2015 and 2014 was $1.6 million, $0.7 million and zero, respectively.

15.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 7 and 13 to our consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at December 31, 2016 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Note purchase agreements	$300.0	$100.0	$100.0	$100.0	$75.0	$1,775.0	$2,450.0
Credit Agreement	278.0	—	—	—	—	—	278.0
Premium Financing Debt Facility	125.6	—	—	—	—	—	125.6
Interest on debt	113.5	93.3	89.0	84.4	79.5	280.5	740.2

Total debt obligations	817.1	193.3	189.0	184.4	154.5	2,055.5	3,593.8
Operating lease obligations	101.1	83.8	68.4	56.4	45.8	112.9	468.4
Less sublease arrangements	(0.8)	(0.4)	(0.1)	(0.1)	—	(0.1)	(1.5)
Outstanding purchase obligations	50.6	32.1	16.6	7.7	1.7	—	108.7

Total contractual obligations	$968.0	$308.8	$273.9	$248.4	$202.0	$2,168.3	$4,169.4

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. Outstanding purchase commitments in the table above include $10.6 million related to expenditures on our new corporate headquarters building.

Note Purchase Agreements, Credit Agreement and Premium Financing Debt Facility - See Note 7 to our consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and Premium Debt Facility.

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located at Two Pierce Place, Itasca, Illinois, where we lease approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on this property expires February 28, 2018. In August 2015, we announced that we will be relocating our headquarters to the city of Rolling Meadows, Illinois, which will have approximately 360,000 square feet of space and will accommodate 2,000 employees at peak capacity. We anticipate moving to the Rolling Meadows site sometime in the first quarter of 2017. Relating to the development of our new corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as Edge) tax credit. Incentives from these two programs could total between $60.0 million and $80.0 million over a fifteen-year period.

We generally operate in leased premises at our other locations. Certain of these leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $134.2 million in 2016, $121.6 million in 2015 and $122.0 million in 2014.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2016. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2016 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2017	2018	2019	2020	2021	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$21.1	$21.1
Financial guarantees	0.2	0.2	0.2	0.2	0.2	1.4	2.4
Funding commitments	2.7	—	—	—	—	0.7	3.4

Total commitments	$2.9	$0.2	$0.2	$0.2	$0.2	$23.2	$26.9

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

Since January 1, 2002, we have acquired 420 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2013 to 2016 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $527.2 million, of which $242.3 million was recorded in our consolidated balance sheet as of December 31, 2016 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2016 or 2015 that was recourse to us.

At December 31, 2016, we had posted two letters of credit totaling $9.3 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $12.3 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2016, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2016 were as follows (all dollar amounts in table are in millions):

		Compensation	Maximum	Liability
Description, Purpose and Trigger	Collateral	to Us	Exposure	Recorded
Venture capital funds
Funding commitment to one fund - expires in 2023 Trigger - Agreed conditions met	None	None	$0.7	$—
Other
Credit support under letters of credit for deductibles due by us on our own insurance coverages - expires after 2021 Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on behalf of us	None	None	9.3	12.3
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires after 2021 Trigger - Dissolution or catastrophic financial results of the operation	None	Reimbursement of LOC fees	6.3	—
Credit support under letters of credit for clients’ claim funds held by our Bermuda captive insurance operation in a fiduciary capacity - expires after 2021 Trigger - Investments fall below prescribed levels	None	Reimbursement of LOC fees	5.0	—
Funding commitments on a clean energy investment - expires when payment is made Trigger - Agreed conditions met	None	None	2.7	—
Credit support under letters of credit in lieu of a security deposit for an acquisition’s lease - expires 2023 Trigger - Lease payments do not get made	None	None	0.5	—
Financial guarantees of loans to 8 Canadian-based employees - expires when loan balances are reduced to zero through May 2029 - Principal and interest payments are paid quarterly Trigger - Default on loan payments	(1)	None	2.4	—

			$26.9	$12.3

(1)	The guarantees are collateralized by shares in minority holdings of our Canadian operating companies.

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

In July 2014, we were named in a lawsuit which asserts that we and other defendants are liable for infringement of a patent held by Nalco Company. The complaint sought a judgment of infringement, damages, costs and attorneys’ fees, and injunctive relief. Along with the other defendants, we disputed the allegation of infringement and have defended this matter vigorously. We filed a motion to dismiss the complaint on behalf of all defendants, alleging no infringement of Nalco’s intellectual property. This motion and similar motions attacking amended complaints filed by Nalco, were granted. On April 20, 2016, the court dismissed Nalco’s complaint and disallowed any further opportunity to amend or refile. Although Nalco has appealed this ruling, we believe that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible for us to predict the ultimate disposition of this proceeding.

Our micro-captive advisory services are the subject of an investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive insurance companies organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made any specific allegations relating to our operations, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be held liable to pay monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which events, could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. Due to the fact that the IRS has not made any allegation against us or completed all of its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2016 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.7 million and below the upper end of the actuarial range by $7.6 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. In connection with the sales to other investors, we provided various indemnifications. As of December 31, 2016, the potential liability under these indemnifications has expired. We recorded tax benefits in connection with our ownership in these investments. At December 31, 2016, we had exposure on $109.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow any previously claimed tax credits. Because of the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our December 31, 2016 consolidated balance sheet related to this exposure.

16.	Insurance Operations

We have ownership interests in several insurance and reinsurance companies based in the U.S., Bermuda, Gibraltar, Guernsey, Isle of Man and Malta that primarily operate segregated account “rent-a-captive” facilities. These “rent-a-captive” facilities enable our clients to receive the benefits of owning a captive insurance company without incurring certain disadvantages of ownership. Captive insurance companies, or “rent-a-captive” facilities, are created for clients to insure their risks and capture any underwriting profit and investment income, which would then be available for use by the insureds, generally to reduce future costs of their insurance programs. In general, these companies are set up as protected cell companies that are comprised of separate cell business units (which we refer to as Captive Cells) and the core regulated company (which we refer to as the Core Company). The Core Company is owned and operated by us and no insurance policies are assumed by the Core Company. All insurance is assumed or written within individual Captive Cells. Only the activity of the supporting Core Company of the rent-a-captive facility is recorded in our consolidated financial statements, including cash and stockholder’s equity of the legal entity and any expenses incurred to operate the rent-a-captive facility. Most Captive Cells reinsure individual lines of insurance coverage from external insurance companies. In addition, some Captive Cells offer individual lines of insurance coverage from one of our insurance company subsidiaries. The different types of insurance coverage include special property, general liability, products liability, medical professional liability, other liability and medical stop loss. The policies are generally claims-made. Insurance policies are written by an insurance company and the risk is assumed by each of the Captive Cells. In general, we structure these operations to have no underwriting risk on a net written basis. In situations where we have assumed underwriting risk on a net written basis, we have managed that exposure by obtaining full collateral for the underwriting risk we have assumed from our clients. We typically require pledged assets including cash and/or investment accounts or letters of credit to limit our risk.

We have a wholly owned insurance company subsidiary based in the U.S. that cedes all of its insurance risk to reinsurers or captives under facultative and quota share treaty reinsurance agreements. This company was established in fourth quarter 2014 and began writing business in December 2014. These reinsurance arrangements diversify our business and minimize our exposure to losses or hazards of an unusual nature. The ceding of insurance does not discharge us of our primary liability to the policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, we would be liable for such defaulted amounts. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers or captives. In order to minimize our exposure to losses from reinsurer credit risk and insolvencies, we have managed that exposure by obtaining full collateral for which we typically require pledged assets, including cash and/or investment accounts or letters of credit, to fully offset the risk.

Reconciliations of direct to net premiums, on a written and earned basis, for 2016, 2015 and 2014 related to the wholly-owned insurance company subsidiary discussed above are as follows (in millions):

	2016		2015		2014
	Written	Earned	Written	Earned	Written	Earned
Direct	$71.8	$69.6	$71.5	$71.7	$34.9	$2.4
Assumed	5.2	4.9	4.4	5.1	2.3	0.2
Ceded	(77.0)	(74.5)	(75.9)	(76.8)	(37.2)	(2.6)

Net	$—	$—	$—	$—	$—	$—

At December 31, 2016 and 2015, our insurance company subsidiary had reinsurance recoverables of $48.3 million and $40.1 million, respectively, related to liabilities established for ceded unearned premium reserves and loss and loss adjustment expense reserves. These reinsurance recoverables relate to direct and assumed business that has been fully ceded to our reinsurers or captives and have been included in premiums and fees receivables in the accompanying consolidated balance sheet.

17.	Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. Federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. The foreign earnings (losses) before income taxes were $5.6 million in 2016, $(52.1) million in 2015 and $3.4 million in 2014. Earnings before income taxes include the impact of intercompany interest expense between domestic and foreign legal entities. Foreign intercompany interest expense was $110.7 million in 2016, $107.0 million in 2015 and $76.5 million in 2014. Domestic intercompany interest income was $110.7 million in 2016, $107.0 million in 2015 and $76.5 million in 2014. Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2016	2015	2014
Earnings (losses) before income taxes:
United States	$351.3	$345.6	$288.1
Foreign, principally Australia, Canada, New Zealand and the U.K.	5.6	(52.1)	3.4

Total earnings before income taxes	$356.9	$293.5	$291.5

Provision (benefit) for income taxes:
Federal:
Current	$45.9	$43.9	$38.8
Deferred	(146.7)	(139.4)	(96.6)

	(100.8)	(95.5)	(57.8)

State and local:
Current	8.4	18.9	19.5
Deferred	(0.3)	(3.3)	(1.1)

	8.1	15.6	18.4

Foreign:
Current	22.4	22.9	30.5
Deferred	(17.8)	(38.6)	(27.1)

	4.6	(15.7)	3.4

Total benefit for income taxes	$(88.1)	$(95.6)	$(36.0)

A reconciliation of the provision for income taxes with the U.S. Federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2016		2015		2014
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$124.9	35.0	$102.7	35.0	$102.0	35.0
State income taxes - net of Federal benefit	5.3	1.5	10.2	3.5	12.0	4.1
Differences related to non U.S. operations	(34.1)	(9.6)	(22.6)	(7.7)	(11.2)	(3.8)
Alternative energy, foreign and other tax credits	(194.4)	(54.5)	(181.3)	(61.8)	(145.5)	(49.9)
Other permanent differences	(4.8)	(1.3)	(4.9)	(1.7)	(2.5)	(0.9)
Nondeductible employee compensation	—	—	—	—	5.4	1.9
Changes in unrecognized tax benefits	2.2	0.6	3.0	1.0	2.4	0.8
Change in valuation allowance	14.0	3.9	1.7	0.6	—	—
Change in U.K. tax rate	(1.5)	(0.4)	(4.2)	(1.4)	—	—
Other	0.3	0.1	(0.2)	(0.1)	1.4	0.5

Benefit for income taxes	$(88.1)	(24.7)	$(95.6)	(32.6)	$(36.0)	(12.3)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2016	2015
Gross unrecognized tax benefits at January 1	$15.7	$12.5
Increases in tax positions for current year	2.4	2.9
Settlements	(1.4)	—
Lapse in statute of limitations	(1.8)	(1.3)
Increases in tax positions for prior years	1.8	2.1
Decreases in tax positions for prior years	(2.2)	(0.5)

Gross unrecognized tax benefits at December 31	$14.5	$15.7

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10.0 million and $10.8 million at December 31, 2016 and 2015, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2016 and 2015, we had accrued interest and penalties related to unrecognized tax benefits of $2.8 million and $1.1 million, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2016, our corporate returns had been examined by the IRS through calendar year 2010. The IRS is currently conducting various examinations of calendar years 2011 and 2012. In addition, a number of foreign, state, local and partnership examinations are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2016	2015
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$477.9	$341.6
Accrued and unfunded compensation and employee benefits	219.0	197.0
Amortizable intangible assets	38.8	39.4
Compensation expense related to stock options	16.9	12.6
Accrued liabilities	31.7	34.3
Accrued pension liability	22.9	23.4
Investments	7.7	9.5
Net operating loss carryforwards	20.4	19.2
Capital loss carryforwards	16.0	2.9
Deferred rent liability	8.1	8.7
Other	3.9	7.7

Total deferred tax assets	863.3	696.3
Valuation allowance for deferred tax assets	(66.8)	(52.8)

Deferred tax assets	796.5	643.5

Deferred tax liabilities:
Nondeductible amortizable intangible assets	310.2	307.1
Investment-related partnerships	34.5	28.7
Depreciable fixed assets	18.2	11.7
Hedging instruments	4.1	—
Other prepaid items	4.1	4.6

Total deferred tax liabilities	371.1	352.1

Net deferred tax assets	$425.4	$291.4

At December 31, 2016 and 2015, $371.1 million and $352.1 million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet. Alternative minimum tax credits of $108.2 million have an indefinite life, general business tax credits of $368.8 million begin to expire, if not utilized, in 2033, and state credits of $0.9 million expire, if not used, in 2021. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future. Accordingly, we expect to make full use of the net deferred tax assets. Valuation allowances have been established for certain foreign intangible assets and various state net operating loss carryforwards that may not be utilized in the future.

We do not provide for U.S. Federal income taxes on the undistributed earnings ($243.0 million and $231.9 million at December 31, 2016 and 2015, respectively) of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings was $15.6 million and $10.4 million at December 31, 2016 and 2015, respectively.

18.	Accumulated Other Comprehensive Earnings

The after-tax components of our accumulated comprehensive earnings (loss) attributable to controlling interests consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Earnings (Loss)
Balance as of January 1, 2014	$(25.6)	$22.1	$0.9	$(2.6)
Net change in period	(18.6)	(238.4)	(1.0)	(258.0)

Balance as of December 31, 2014	(44.2)	(216.3)	(0.1)	(260.6)
Net change in period	1.3	(261.1)	(2.1)	(261.9)

Balance as of December 31, 2015	(42.9)	(477.4)	(2.2)	(522.5)
Net change in period	(4.4)	(231.8)	(4.9)	(241.1)

Balance as of December 31, 2016	$(47.3)	$(709.2)	$(7.1)	$(763.6)

The foreign currency translation in 2016, 2015 and 2014 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K. During 2016, 2015 and 2014, $5.3 million, $6.2 million and $14.3 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During 2016, 2015 and 2014, $8.2 million of expense, $0.7 million of income and $0.5 million of expense, respectively, related to the fair value of derivative investments was reclassified from accumulated other comprehensive loss to the statement of earnings. During 2016, 2015 and 2014, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

19.	Quarterly Operating Results (unaudited)

Quarterly operating results for 2016 and 2015 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2016
Total revenues	$1,300.4	$1,427.1	$1,482.3	$1,385.0
Total expenses	1,244.7	1,289.6	1,387.4	1,316.2

Earnings before income taxes	$55.7	$137.5	$94.9	$68.8

Net earnings attributable to controlling interests	$46.5	$150.0	$122.8	$95.1

Basic net earnings per share	$0.26	$0.85	$0.69	$0.53

Diluted net earnings per share	$0.26	$0.84	$0.69	$0.53

2015
Total revenues	$1,231.3	$1,371.4	$1,454.8	$1,334.9
Total expenses	1,200.4	1,242.9	1,349.1	1,306.5

Earnings before income taxes	$30.9	$128.5	$105.7	$28.4

Net earnings attributable to controlling interests	$21.9	$139.3	$133.3	$62.3

Basic net earnings per share	$0.13	$0.82	$0.76	$0.35

Diluted net earnings per share	$0.13	$0.81	$0.75	$0.35

20.	Segment Information

We have three reportable operating segments: brokerage, risk management and corporate. The brokerage segment is primarily comprised of our retail and wholesale insurance brokerage operations. The brokerage segment generates revenues through commissions paid by insurance underwriters and through fees charged to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not assume net underwriting risks. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. These operations also provide claims management, loss control consulting and insurance property appraisal services. Revenues are principally generated on a negotiated per-claim or per-service fee basis. The corporate segment manages our clean energy and other investments. This segment also holds all of our corporate debt. Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using the local county statutory rates. Reported operating results by segment would change if different methods were applied.

Financial information relating to our segments for 2016, 2015 and 2014 is as follows (in millions):

Year Ended December 31, 2016	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,439.1	$—	$—	$2,439.1
Fees	775.7	717.1	—	1,492.8
Supplemental commissions	147.0	—	—	147.0
Contingent commissions	107.2	—	—	107.2
Investment income	52.3	1.0	—	53.3
Gains on books of business sales and other	6.6	—	—	6.6
Revenue from clean coal activities	—	—	1,350.1	1,350.1
Other - net gain	—	—	(1.3)	(1.3)

Total revenues	3,527.9	718.1	1,348.8	5,594.8

Compensation	2,041.8	424.5	72.6	2,538.9
Operating	600.9	171.4	25.4	797.7
Cost of revenues from clean coal activities	—	—	1,408.6	1,408.6
Interest	—	—	109.8	109.8
Depreciation	57.2	27.2	19.2	103.6
Amortization	244.7	2.5	—	247.2
Change in estimated acquisition earnout payables	32.1	—	—	32.1

Total expenses	2,976.7	625.6	1,635.6	5,237.9

Earnings (loss) before income taxes	551.2	92.5	(286.8)	356.9
Provision (benefit) for income taxes	194.1	35.3	(317.5)	(88.1)

Net earnings	357.1	57.2	30.7	445.0
Net earnings attributable to noncontrolling interests	3.6	—	27.0	30.6

Net earnings attributable to controlling interests	$353.5	$57.2	$3.7	$414.4

Net foreign exchange gain	$2.9	$—	$0.1	$3.0
Revenues:
United States	$2,334.4	$610.3	$1,327.9	$4,272.6
United Kingdom	686.5	25.6	—	712.1
Australia	172.5	73.0	—	245.5
Canada	134.1	4.1	—	138.2
New Zealand	120.7	5.1	—	125.8
Other foreign	79.7	—	20.9	100.6

Total revenues	$3,527.9	$718.1	$1,348.8	$5,594.8

At December 31, 2016
Identifiable assets:
United States	$4,393.6	$540.5	$1,622.2	$6,556.3
United Kingdom	2,321.9	61.8	—	2,383.7
Australia	894.4	56.9	—	951.3
Canada	573.3	2.8	—	576.1
New Zealand	668.9	4.4	—	673.3
Other foreign	331.3	—	17.6	348.9

Total identifiable assets	$9,183.4	$666.4	$1,639.8	$11,489.6

Goodwill - net	$3,736.9	$28.1	$2.8	$3,767.8
Amortizable intangible assets - net	1,613.6	13.7	—	1,627.3

Year Ended December 31, 2015	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,338.7	$—	$—	$2,338.7
Fees	705.8	726.5	—	1,432.3
Supplemental commissions	125.5	—	—	125.5
Contingent commissions	93.7	—	—	93.7
Investment income	53.6	0.6	—	54.2
Gains on books of business sales and other	6.7	—	—	6.7
Revenue from clean coal activities	—	—	1,310.8	1,310.8
Other - net gain	—	—	30.5	30.5

Total revenues	3,324.0	727.1	1,341.3	5,392.4

Compensation	1,939.7	427.2	62.0	2,428.9
Operating	638.1	180.8	21.8	840.7
Cost of revenues from clean coal activities	—	—	1,351.5	1,351.5
Interest	—	—	103.0	103.0
Depreciation	54.4	24.3	15.2	93.9
Amortization	237.3	3.0	—	240.3
Change in estimated acquisition earnout payables	41.1	(0.5)	—	40.6

Total expenses	2,910.6	634.8	1,553.5	5,098.9

Earnings (loss) before income taxes	413.4	92.3	(212.2)	293.5
Provision (benefit) for income taxes	145.3	35.1	(276.0)	(95.6)

Net earnings	268.1	57.2	63.8	389.1
Net earnings attributable to noncontrolling interests	1.7	—	30.6	32.3

Net earnings attributable to controlling interests	$266.4	$57.2	$33.2	$356.8

Net foreign exchange gain (loss)	$(0.2)	$—	$0.4	$0.2
Revenues:
United States	$2,122.1	$591.8	$1,327.5	$4,041.4
United Kingdom	738.5	28.4	—	766.9
Australia	157.3	99.4	—	256.7
Canada	133.1	3.5	—	136.6
New Zealand	118.6	4.0	—	122.6
Other foreign	54.4	—	13.8	68.2

Total revenues	$3,324.0	$727.1	$1,341.3	$5,392.4

At December 31, 2015
Identifiable assets:
United States	$4,092.8	$525.2	$1,264.9	$5,882.9
United Kingdom	2,580.0	72.1	—	2,652.1
Australia	895.8	55.6	—	951.4
Canada	575.0	3.1	—	578.1
New Zealand	623.1	4.1	—	627.2
Other foreign	203.0	—	19.1	222.1

Total identifiable assets	$8,969.7	$660.1	$1,284.0	$10,913.8

Goodwill - net	$3,635.6	$27.3	$—	$3,662.9
Amortizable intangible assets - net	1,677.8	21.0	—	1,698.8

Year Ended December 31, 2014	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,083.0	$—	$—	$2,083.0
Fees	577.0	681.3	—	1,258.3
Supplemental commissions	104.0	—	—	104.0
Contingent commissions	84.7	—	—	84.7
Investment income	40.3	1.0	—	41.3
Gains on books of business sales and other	7.3	—	—	7.3
Revenue from clean coal activities	—	—	1,029.5	1,029.5
Other - net gain	—	—	18.4	18.4

Total revenues	2,896.3	682.3	1,047.9	4,626.5

Compensation	1,703.1	414.2	50.3	2,167.6
Operating	530.1	176.4	36.6	743.1
Cost of revenues from clean coal activities	—	—	1,058.9	1,058.9
Interest	—	—	89.0	89.0
Depreciation	44.4	21.2	3.8	69.4
Amortization	186.3	3.2	—	189.5
Change in estimated acquisition earnout payables	17.6	(0.1)	—	17.5

Total expenses	2,481.5	614.9	1,238.6	4,335.0

Earnings (loss) before income taxes	414.8	67.4	(190.7)	291.5
Provision (benefit) for income taxes	151.0	25.3	(212.3)	(36.0)

Net earnings	263.8	42.1	21.6	327.5
Net earnings attributable to noncontrolling interests	0.9	—	23.2	24.1

Net earnings (loss) attributable to controlling interests	$262.9	$42.1	$(1.6)	$303.4

Net foreign exchange gain (loss)	$1.1	$—	$(0.6)	$0.5
Revenues:
United States	$1,873.3	$532.6	$1,036.9	$3,442.8
United Kingdom	696.8	29.4	—	726.2
Australia	122.4	114.2	—	236.6
Canada	81.8	3.2	—	85.0
New Zealand	78.4	2.9	—	81.3
Other foreign	43.6	—	11.0	54.6

Total revenues	$2,896.3	$682.3	$1,047.9	$4,626.5

At December 31, 2014
Identifiable assets:
United States	$3,557.1	$457.5	$1,032.0	$5,046.6
United Kingdom	2,376.4	74.0	—	2,450.4
Australia	992.2	39.0	—	1,031.2
Canada	639.2	2.8	—	642.0
New Zealand	614.1	1.6	—	615.7
Other foreign	207.2	—	16.9	224.1

Total identifiable assets	$8,386.2	$574.9	$1,048.9	$10,010.0

Goodwill - net	$3,427.5	$22.1	$—	$3,449.6
Amortizable intangible assets - net	1,757.3	18.7	—	1,776.0

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(2)(a). These financial statements and schedule are the responsibility of Gallagher’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arthur J. Gallagher & Co. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gallagher’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report, dated February 10, 2017, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 10, 2017

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

In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded eleven of the thirty-seven entities acquired in 2016, which are included in our 2016 consolidated financial statements. Collectively, these acquired entities constituted approximately 0.3% of total assets as of December 31, 2016 and approximately 0.2% of total revenues and approximately 0.1% of net earnings for the year then ended.

Based on our assessment under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.

Itasca, Illinois

February 10, 2017

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman, President and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Gallagher’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gallagher’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of eleven of the thirty-seven entities acquired in 2016, which are included in the 2016 consolidated financial statements of Gallagher. Collectively, these acquired entities constituted approximately 0.3% of total assets as of December 31, 2016 and approximately 0.2% of total revenues and approximately 0.1% of net earnings for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

In our opinion, Arthur J. Gallagher & Co. maintained in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2016 and 2015, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Arthur J. Gallagher & Co. and our report dated February 10, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 10, 2017

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with our accountants on matters related to accounting and financial disclosure.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.

As of December 31, 2016, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Design and Evaluation of Internal Control Over Financial Reporting.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2016. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting during the fourth fiscal quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2017 Proxy Statement will include the information required by this item under the headings “Board of Directors,” “Security Ownership by Certain Beneficial Owners and Management - Section 16 (a) Beneficial Ownership Reporting Compliance” and “Corporate Governance,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2017 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2017 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2017 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our 2017 Proxy Statement will include the information required by this item under the heading “Ratification of Appointment of Independent Auditor - Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2016.

(b)	Consolidated Balance Sheet as of December 31, 2016 and 2015.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2016.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2016.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

3.	Exhibits:

Included in this Form 10-K.

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan amended and restated as of January 18, 2017.

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-K.

2.1	Agreement and Plan of Reorganization, dated as of August 12, 2013, by and among Arthur J. Gallagher & Co., Bollinger Holdings, Inc., Bollinger, Inc., JPGAC, LLC, Evercore Capital Partners II L.P., Evercore Partners Inc. and Management Group, LLC (incorporated by reference to the same exhibit number to the post-effective amendment No. 2 to our Form S-4 Registration Statement dated September 6, 2013, File No. 333-188651).

2.2	Share Purchase Agreement, dated September 4, 2013, between Gallagher, Giles and the Seller (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated September 6, 2013, File No. 1 09761).

2.3	Share Purchase Agreement, dated April 1, 2014, between Arthur J. Gallagher & Co., Oval Limited, Oval EBT Trustees Limited and certain institutional sellers, individual sellers and option holders (incorporated by reference to Exhibit 2.1 to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2014, File No. 1-09761).

2.4	Share Sale Agreement, amended and restated as of June 15, 2014, by and among Arthur J. Gallagher & Co., Wesfarmers Insurance Investments Pty Ltd, OAMPS Ltd, Wesfarmers Limited and Pastel Purchaser Party Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated June 16, 2014, File No. 1 09761).

2.5	Share Purchase Agreement, dated as of May 19, 2014, by and among Arthur J. Gallagher & Co., Roins Financial Services Limited and Noraxis Capital Corporation (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 19, 2014, File No. 1-09761).

3.1	Amended and Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-09761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated October 23, 2015, File No. 1-09761).

4.1	Multicurrency Credit Agreement, dated as of September 19, 2013, among Arthur J. Gallagher & Co., the other borrowers party thereto, the lenders party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as joint lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank N.A., Barclays Bank PLC, and J.P. Morgan Securities LLC, as joint lead arrangers, joint book runners and co-syndication agents and U.S. Bank National Association, as documentation agent (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated September 19, 2013, File No. 1-09761).

10.5	Lease Agreement between Arthur J. Gallagher & Co. and Itasca Center III Limited Partnership, a Texas limited partnership, dated July 26, 1989 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 1989, File No. 1-09761).

10.5.1	Amendments No. 1 to No. 15 to the Lease Agreement between Arthur J. Gallagher & Co. and HGC/Two Pierce Limited Partnership, an Illinois limited partnership, as successor to Itasca Center III Limited Partnership, a Texas limited partnership, dated May 20, 1991 to October 15, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

10.5.2	Amendment No. 16 to the Lease Agreement between Arthur J. Gallagher & Co. and Wells REIT-Two Pierce Place, LLC, a Delaware limited liability company, dated December 7, 2006 (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated December 7, 2006, File No. 1-09761).

*10.11	Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and corporate officers (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2009, File No. 1-09761).

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of January 1, 2011) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.14.1	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired prior to January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.14.2	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired after January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective January 1, 2015 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2014, File No. 1-09761).

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2014, File No. 1-09761).

*10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2010) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-09761).

*10.17.1	First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-09761).

*10.18	Arthur J. Gallagher & Co. Deferred Cash Participation Plan, amended and restated as of March 11, 2015 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2015, File No. 1-09761).

*10.26	Conformed copy of the Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, through Amendment No. 1 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.27	Conformed copy of the Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, through Amendment No. 6 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.28	Conformed copy of the Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, through Amendment No. 6 as of May 17, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to our Form S-8 Registration Statement, File No. 333-106539).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

*10.42	Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-159150).

*10.42.1	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.2	Form of Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.3	Form of Long-Term Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.4	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.42.5	Form of Long-Term Incentive Plan Stock Option Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761),

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-09761).

*10.43.1	Form of Performance Unit Grant Agreement under the Performance Unit Program (incorporated by reference to Exhibit 10.45.1 to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2014, File No. 1-09761).

*10.43.2	Form of Performance Unit Grant Agreement under the Performance Unit Program for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.44	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.44 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2015, File No. 1-09761).

*10.45	Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement, File No. 333-174497).

10.46	Share Purchase Agreement, dated May 12, 2011, between Gallagher Holdings Two (UK) Limited, HLG Holdings Limited and the Shareholders of HLG Holdings Limited named therein (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 17, 2011, File No. 1-09761).

*10.47	Arthur J. Gallagher & Co. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2014, File No. 1-09761).

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

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of February, 2017.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of February, 2017 by the following persons on behalf of the Registrant in the capacities indicated.

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
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2016
Allowance for doubtful accounts	$13.3	$4.9	$(5.4	)(1)	$12.8
Allowance for estimated policy cancellations	7.4	0.2	(0.5	)(2)	7.1
Accumulated amortization of expiration lists, noncompete agreements and trade names	983.9	247.2	(27.5	)(3)	1,203.6

Year ended December 31, 2015
Allowance for doubtful accounts	$10.7	$5.7	$(3.1	)(1)	$13.3
Allowance for estimated policy cancellations	6.8	3.6	(3.0	)(2)	7.4
Accumulated amortization of expiration lists, noncompete agreements and trade names	758.8	240.3	(15.2	)(3)	983.9

Year ended December 31, 2014
Allowance for doubtful accounts	$6.7	$2.7	$1.3	(1)	$10.7
Allowance for estimated policy cancellations	4.2	(0.2)	2.8	(2)	6.8
Accumulated amortization of expiration lists, noncompete agreements and trade names	544.1	189.5	25.2	(3)	758.8

(1)	Net activity of bad debt write offs and recoveries and acquired businesses.
(2)	Additions to allowance related to acquired businesses.
(3)	Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

Exhibit Index

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan amended and restated as of January 18, 2017.

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

The registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any long-term debt instruments that have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.