Form 10-Q
period 2017-03-31
GALLAGHER ARTHUR J & CO
filed 2017-04-28
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 1-09761

ARTHUR J. GALLAGHER & CO.

(Exact name of registrant as specified in its charter)

Delaware	36-2151613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2850 W. Golf Road, Rolling Meadows, Illinois 60008-4050

(Address of principal executive offices) (Zip code)

(630) 773-3800

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of March 31, 2017 was approximately 179,514,000.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended
	March 31,
	2017	2016

Commissions	$590.5	$566.0
Fees	370.5	338.2
Supplemental commissions	34.5	32.9
Contingent commissions	53.4	55.2
Investment income	10.8	10.3
Gains on books of business sales	1.4	2.2
Revenues from clean coal activities	351.8	294.8
Other net (losses) revenues	(0.2)	0.8

Total revenues	1,412.7	1,300.4

Compensation	657.6	622.1
Operating	200.4	204.5
Cost of revenues from clean coal activities	366.9	304.4
Interest	29.9	25.8
Depreciation	29.5	24.7
Amortization	64.3	59.3
Change in estimated acquisition earnout payables	11.8	3.9

Total expenses	1,360.4	1,244.7

Earnings before income taxes	52.3	55.7
Benefit for income taxes	(15.5)	(2.2)

Net earnings	67.8	57.9
Net earnings attributable to noncontrolling interests	12.1	11.4

Net earnings attributable to controlling interests	$55.7	$46.5

Basic net earnings per share	$0.31	$0.26

Diluted net earnings per share	0.31	0.26

Dividends declared per common share	0.39	0.38

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended
	March 31,
	2017	2016

Net earnings	$67.8	$57.9
Change in pension liability, net of taxes	1.2	0.8
Foreign currency translation	58.4	(12.7)
Change in fair value of derivative investments, net of taxes	6.5	(1.0)

Comprehensive earnings	133.9	45.0
Comprehensive earnings attributable to noncontrolling interests	13.7	14.2

Comprehensive earnings attributable to controlling interests	$120.2	$30.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	March 31, 2017	December 31, 2016
	(Unaudited)

Cash and cash equivalents	$564.0	$545.5
Restricted cash	1,258.0	1,392.1
Premiums and fees receivable	2,066.8	1,844.8
Other current assets	594.4	633.7

Total current assets	4,483.2	4,416.1

Fixed assets - net	375.5	377.6
Deferred income taxes	806.7	796.5
Other noncurrent assets	536.2	504.3
Goodwill - net	3,896.9	3,767.8
Amortizable intangible assets - net	1,682.1	1,627.3

Total assets	$11,780.6	$11,489.6

Premiums payable to insurance and reinsurance companies	$3,028.2	$2,996.1
Accrued compensation and other accrued liabilities	818.1	772.1
Unearned fees	75.3	69.0
Other current liabilities	63.7	70.9
Premium financing debt	104.4	125.6
Corporate related borrowings - current	695.0	578.0

Total current liabilities	4,784.7	4,611.7

Corporate related borrowings - noncurrent	2,144.7	2,144.6
Other noncurrent liabilities	1,123.9	1,077.5

Total liabilities	8,053.3	7,833.8

Stockholders’ equity:
Common stock - issued and outstanding 179.5 shares in 2017 and 178.3 shares in 2016	179.5	178.3
Capital in excess of par value	3,280.3	3,265.5
Retained earnings	901.8	916.4
Accumulated other comprehensive loss	(699.1)	(763.6)

Stockholders’ equity attributable to controlling interests	3,662.5	3,596.6
Stockholders’ equity attributable to noncontrolling interests	64.8	59.2

Total stockholders’ equity	3,727.3	3,655.8

Total liabilities and stockholders’ equity	$11,780.6	$11,489.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended March 31,
	2017	2016
Cash flows from operating activities:
Net earnings	$67.8	$57.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(1.4)	(2.2)
Depreciation and amortization	93.8	84.0
Change in estimated acquisition earnout payables	11.8	3.9
Amortization of deferred compensation and restricted stock	6.2	5.7
Stock-based and other noncash compensation expense	4.1	3.3
Payments on acquisition earnouts in excess of original estimates	(9.1)	(9.4)
Effect of changes in foreign exchange rates	1.5	0.1
Net change in restricted cash	154.2	92.8
Net change in premiums receivable	(206.3)	(60.8)
Net change in premiums payable	(30.1)	(114.2)
Net change in other current assets	56.2	85.9
Net change in accrued compensation and other accrued liabilities	43.1	(19.0)
Net change in fees receivable/unearned fees	—	16.6
Net change in income taxes payable	(5.9)	(3.4)
Net change in deferred income taxes	(17.2)	(16.7)
Net change in other noncurrent assets and liabilities	(28.0)	(17.3)
Unrealized foreign currency remeasurement gain (loss)	29.0	(7.2)

Net cash provided by operating activities	169.7	100.0

Cash flows from investing activities:
Net additions to fixed assets	(29.3)	(61.9)
Cash paid for acquisitions, net of cash acquired	(145.0)	(44.5)
Net proceeds from sales of operations/books of business	1.4	1.7
Net funding of investment transactions	(5.2)	(6.5)

Net cash used by investing activities	(178.1)	(111.2)

Cash flows from financing activities:
Payments on acquisition earnouts	(10.6)	(7.8)
Proceeds from issuance of common stock	20.3	6.8
Tax impact from issuance of common stock	—	0.6
Repurchases of common stock	—	(30.4)
Payments to noncontrolling interests	(7.6)	(8.9)
Dividends paid	(71.4)	(68.9)
Net borrowings on premium financing debt facility	(27.8)	(44.3)
Borrowings on line of credit facility	955.0	332.0
Repayments on line of credit facility	(838.0)	(221.0)

Net cash provided (used) by financing activities	19.9	(41.9)

Effect of changes in foreign exchange rates on cash and cash equivalents	7.0	(1.9)

Net increase (decrease) in cash and cash equivalents	18.5	(55.0)
Cash and cash equivalents at beginning of period	545.5	480.4

Cash and cash equivalents at end of period	$564.0	$425.4

Supplemental disclosures of cash flow information:
Interest paid	$30.1	$29.0
Income taxes paid	12.2	13.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2016	178.3	$178.3	$3,265.5	$916.4	$(763.6)	$59.2	$3,655.8
Net earnings	—	—	—	55.7	—	12.1	67.8
Dividends paid to noncontrolling interests	—	—	—	—	—	(8.1)	(8.1)
Change in pension liability, net of taxes of $0.8 million	—	—	—	—	1.2	—	1.2
Foreign currency translation	—	—	—	—	56.8	1.6	58.4
Change in fair value of derivative instruments, net of taxes of $2.1 million	—	—	—	—	6.5	—	6.5
Compensation expense related to stock option plan grants	—	—	4.1	—	—	—	4.1
Common stock issued in:
Two purchase transactions	0.3	0.3	13.6	—	—	—	13.9
Stock option plans	0.6	0.6	16.5	—	—	—	17.1
Employee stock purchase plan	0.1	0.1	3.1	—	—	—	3.2
Deferred compensation and restricted stock	0.2	0.2	(22.5)	—	—	—	(22.3)
Cash dividends declared on common stock	—	—	—	(70.3)	—	—	(70.3)

Balance at March 31, 2017	179.5	$179.5	$3,280.3	$901.8	$(699.1)	$64.8	$3,727.3

See notes to consolidated financial statements.

Notes to March 31, 2017 Consolidated Financial Statements (Unaudited)

1.	Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or the company, provide insurance brokerage and risk management services to a wide variety of commercial, industrial, institutional and governmental organizations through three reportable segments. Commission and fee revenue generated by the brokerage segment is primarily related to the negotiation and placement of insurance for our clients. Fee revenue generated by the risk management segment is primarily related to claims management, information management, risk control consulting (loss control) services and appraisals in the property/casualty market. Investment income and other revenue are generated from our premium financing operations and our investment portfolio, which includes invested cash and restricted funds, as well as clean energy and other investments. We are headquartered in Rolling Meadows, Illinois, have operations in 33 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent insurance brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2016, except as disclosed in Note 2, and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the preparation of our unaudited consolidated financial statements as of March 31, 2017, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

2.	Effect of New Accounting Pronouncements

Business Combinations

In January 2017, the Financial Accounting Standards Board (which we refer to as the FASB) issued Accounting Standards Update (which we refer to as ASU) 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding information to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The new guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Management does not anticipate that this new guidance will have a material impact upon adoption.

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 of the goodwill impairment test, which required us to determine the implied fair value of goodwill by allocating the reporting unit’s fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The new guidance is effective beginning January 1, 2020, with early adoption permitted, and will be applied on a prospective basis. The new guidance currently has no impact on our consolidated financial statements; however, we will evaluate the impact of this updated guidance on future annual or interim goodwill impairment tests performed.

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

Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). This new accounting guidance requires that companies recognize the income tax effects of awards in the income statement when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. ASU 2016-09 provides that this requirement be applied prospectively. As it relates to forfeitures, the guidance allows for companies to choose whether to continue to estimate forfeitures or account for forfeitures as they occur. This new guidance was effective in first quarter 2017 and has been applied by us. Due to the adoption of the new guidance, we recognized the income tax benefit of stock based awards that vested or were settled in first quarter 2017 of $8.2 million in our consolidated statement of earnings. The income tax benefit of stock based awards that vested or were settled in first quarter 2016 of $0.6 million were recognized in our consolidated stockholders’ equity. Additionally, our consolidated statement of cash flows now presents excess tax benefits as an operating activity, rather than as a financing activity, applied prospectively. Finally, we elected to continue to estimate forfeitures based on historical data and recognize forfeitures over the vesting period of the award.

Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, (ASU 2016-15). The amendments in ASU 2016-15 address several specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC 230, Statement of Cash Flows. This new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We early adopted this guidance in first quarter 2017. The adoption of this guidance resulted in a change to our classification whereby contingent payments on acquisitions that are up to the acquisition date fair value have been presented in financing activities and those payments in excess of the acquisition date fair value have been presented in operating activities. Historically these payments have all been included in investing activities. Accordingly, in our March 31, 2016 consolidated statement of cash flows, we reclassified $9.4 million and $7.8 million of payments from investing activities to operating activities and financing activities, respectively, to conform to the current year presentation. The modifications can be seen in our statement of cash flows.

Consolidations

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held Through Related Parties That are Under Common Control. This new accounting guidance affects consolidation of variable interest entities in certain situations involving entities under common control. This new guidance is effective beginning on January 1, 2017 and is to be applied to all periods since adoption of ASU No. 2015-02, which we adopted effective January 1, 2016. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This new accounting guidance allows entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current guidance does not allow recognition until the asset has been sold to an outside party. This new guidance is effective beginning January 1, 2018 and is to be applied on a modified retrospective basis. Early adoption is permitted. We have not yet determined the effect that adoption of this guidance will have on our consolidated financial statements.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the new accounting guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for us in the first quarter 2018 and early adoption is permitted beginning in first quarter 2017. Two methods of transition are permitted upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. We will adopt this new guidance in first quarter 2018. We are evaluating both methods of transition; however, we currently anticipate adopting the new guidance using the full retrospective method to restate each prior reporting period presented.

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

Brokerage segment

Revenue - We currently recognize revenue for certain of our brokerage activities, such as direct bill and contingent commission revenue, over a period of time either due to the transfer of value to our customers or as the remuneration becomes determinable. Under the new guidance, these revenues will be substantially recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer. Conversely under the new guidance we may need to defer certain revenues to reflect delivery of services over the contract period. As a result, revenue from certain arrangements will be recognized in earlier periods under the new guidance in comparison to our current accounting policies and others will be recognized in later periods. We have not yet identified the net effect of all of these changes on the timing and amount of revenue recognized for annual and interim periods.

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

During the three-month period ended March 31, 2017, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Construction Risk Solutions, LLC (CRS) January 1, 2017	—	$—	$27.9	$—	$3.1	$4.5	$35.5	$10.0
Hill, Chesson & Woody (HCW) January 1, 2017	—	—	34.8	—	0.7	15.6	51.1	24.4
Presidio Group, Inc. (PG) January 1, 2017	—	—	41.8	—	4.8	5.5	52.1	15.0
Nine other acquisitions completed in 2017	166	8.4	38.8	—	3.6	7.3	58.1	19.0

	166	$8.4	$143.3	$—	$12.2	$32.9	$196.8	$68.4

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. We record escrow deposits that are returned to us as a result of adjustments to net assets acquired as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 15.0% for our 2017 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.5% to 9.0% for all of our 2017 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended March 31, 2017 and 2016, we recognized $5.1 million and $4.2 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended March 31, 2017 and 2016, we recognized $6.7 million of expense and $0.3 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 40 and 32 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $565.3 million as of March 31, 2017, of which $268.3 million was recorded in our consolidated balance sheet as of March 31, 2017, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the three-month period ended March 31, 2017 (in millions):

	CRS	HCW	PG	Nine Other Acquisitions	Total

Cash	$—	$—	$—	$2.2	$2.2
Other current assets	3.6	2.1	2.4	3.0	11.1
Fixed assets	—	—	0.5	0.6	1.1
Noncurrent assets	—	0.2	—	—	0.2
Goodwill	12.3	26.2	25.0	28.4	91.9
Expiration lists	22.7	22.3	26.8	33.3	105.1
Non-compete agreements	0.1	0.4	0.3	0.2	1.0

Total assets acquired	38.7	51.2	55.0	67.7	212.6

Current liabilities	3.2	0.1	2.9	4.1	10.3
Noncurrent liabilities	—	—	—	5.5	5.5

Total liabilities assumed	3.2	0.1	2.9	9.6	15.8

Total net assets acquired	$35.5	$51.1	$52.1	$58.1	$196.8

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $91.9 million, $105.1 million and $1.0 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3.0% to 3.3% and 5.5% to 7.3%, respectively, for our 2016 acquisitions for which valuations were performed in 2017. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 12.0% to 12.2% for our 2016 acquisitions for which valuations were performed in 2017. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios. Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and three to five years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.

Of the $105.1 million of expiration lists and $1.0 million of non-compete agreements related to our acquisitions made during the three-month period ended March 31, 2017, $16.1 million and $0.1 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $5.4 million, and a corresponding amount of goodwill, in the three-month period ended March 31, 2017, related to nondeductible amortizable intangible assets.

Our consolidated financial statements for the three-month period ended March 31, 2017 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2016 (in millions, except per share data):

	Three-month period ended March 31,
	2017	2016
Total revenues	$1,414.4	$1,317.2
Net earnings attributable to controlling interests	55.7	47.3
Basic net earnings per share	0.31	0.27
Diluted net earnings per share	0.31	0.27

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2016, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the three-month period ended March 31, 2017 totaled approximately $62.5 million. For the three-month period ended March 31, 2017, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the three-month period ended March 31, 2017 in the aggregate, were $14.8 million and $0.5 million, respectively.

4.	Other Current Assets

Major classes of other current assets consist of the following (in millions):

	March 31, 2017	December 31, 2016

Premium finance advances and loans	$220.1	$241.2
Accrued supplemental, direct bill and other receivables	170.9	177.2
Refined coal production related receivables	121.5	136.9
Prepaid expenses	81.9	78.4

Total other current assets	$594.4	$633.7

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

5.	Intangible Assets

The carrying amount of goodwill at March 31, 2017 and December 31, 2016 allocated by domestic and foreign operations is as follows (in millions):

At March 31, 2017	Brokerage	Risk Management	Corporate	Total

United States	$2,201.6	$23.5	$—	$2,225.1
United Kingdom	667.8	4.3	—	672.1
Canada	293.8	—	—	293.8
Australia	410.9	—	—	410.9
New Zealand	208.5	0.3	—	208.8
Other foreign	83.3	—	2.9	86.2

Total goodwill - net	$3,865.9	$28.1	$2.9	$3,896.9

At December 31, 2016

United States	$2,115.0	$23.5	$—	$2,138.5
United Kingdom	662.2	4.3	—	666.5
Canada	292.2	—	—	292.2
Australia	382.7	—	—	382.7
New Zealand	205.0	0.3	—	205.3
Other foreign	79.8	—	2.8	82.6

Total goodwill - net	$3,736.9	$28.1	$2.8	$3,767.8

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2017 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total

Balance as of December 31, 2016	$3,736.9	$28.1	$2.8	$3,767.8
Goodwill acquired during the period	91.9	—	—	91.9
Goodwill adjustments due to appraisals and other acquisition adjustments	1.6	—	—	1.6
Foreign currency translation adjustments during the period	35.5	—	0.1	35.6

Balance as of March 31, 2017	$3,865.9	$28.1	$2.9	$3,896.9

Major classes of amortizable intangible assets at March 31, 2017 and December 31, 2016 consist of the following (in millions):

	March 31, 2017	December 31, 2016

Expiration lists	$2,880.5	$2,757.6
Accumulated amortization - expiration lists	(1,210.1)	(1,143.0)

	1,670.4	1,614.6

Non-compete agreements	50.5	49.3
Accumulated amortization - non-compete agreements	(43.3)	(42.1)

	7.2	7.2

Trade names	24.4	24.0
Accumulated amortization - trade names	(19.9)	(18.5)

	4.5	5.5

Net amortizable assets	$1,682.1	$1,627.3

Estimated aggregate amortization expense for each of the next five years is as follows:

2017 (remaining nine months)	$190.8
2018	239.9
2019	225.8
2020	209.6
2021	187.2

Total	$1,053.3

6.	Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	March 31, 2017	December 31, 2016
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.44%, balloon due August 3, 2017	$300.0	$300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due November 30, 2018 and November 30, 2019	100.0	100.0
Semi-annual payments of interest, fixed rate of 2.80%, balloon due June 24, 2018	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.20%, balloon due June 24, 2019	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due July 10, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due June 24, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0

Total Note Purchase Agreements	2,450.0	2,450.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires April 8, 2021	395.0	278.0

Premium Financing Debt Facility - expires May 18, 2017:
Periodic payments of interest and principal, Interbank rates plus 1.05% for Facility B; plus 0.55% for Facilities C and D
Facility B
AUD denominated tranche	66.4	100.7
NZD denominated tranche	8.4	9.0
Facility C and D
AUD denominated tranche	19.2	5.6
NZD denominated tranche	10.4	10.3

Total Premium Financing Debt Facility	104.4	125.6

Total corporate and other debt	2,949.4	2,853.6

Less unamortized debt acquisition costs on Note Purchase Agreements	(5.3)	(5.4)

Net corporate and other debt	$2,944.1	$2,848.2

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2017	2016
Net earnings attributable to controlling interests	$55.7	$46.5

Weighted average number of common shares outstanding	178.9	177.0
Dilutive effect of stock options using the treasury stock method	1.7	0.6

Weighted average number of common and common equivalent shares outstanding	180.6	177.6
Basic net earnings per share	$0.31	$0.26
Diluted net earnings per share	$0.31	$0.26

Options to purchase 0.3 million and 4.3 million shares of common stock were outstanding at March 31, 2017 and 2016, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 0.4 million at March 31, 2017. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC): (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any fiscal year to any person is 200,000; (ii) the maximum number of shares with respect to which performance-based restricted stock or restricted stock units that may be granted during any fiscal year to any person is 100,000; (iii) the maximum amount that may be payable with respect to cash-settled performance units granted during any fiscal year to any person is $5.0 million; and (iv) the maximum number of shares with respect to which stock-settled performance units may be granted during any fiscal year to any person is 100,000.

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

On March 16, 2017, the compensation committee granted 1,650,400 options under the 2014 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2020, 2021 and 2022, respectively. On March 17, 2016, the compensation committee granted 2,576,700 options under the 2014 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2019, 2020 and 2021, respectively. The 2017 and 2016 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. For certain of our executive officers age 55 or older, stock options awarded in 2017 and 2016 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During the three-month periods ended March 31, 2017 and 2016, we recognized $4.1 million and $3.3 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2017	2016
Expected dividend yield	2.8%	3.0%
Expected risk-free interest rate	2.3%	1.6%
Volatility	27.2%	27.7%
Expected life (in years)	5.0	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2017 and 2016, as determined on the grant date using the Black-Scholes option pricing model, was $11.42 and $8.45, respectively.

The following is a summary of our stock option activity and related information for 2017 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2017
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Beginning balance	10.3	$41.40
Granted	1.6	56.86
Exercised	(0.7)	30.98
Forfeited or canceled	—	—

Ending balance	11.2	$44.35	4.53	$137.4

Exercisable at end of period	3.2	$37.28	2.38	$61.5

Ending vested and expected to vest	11.0	$44.26	4.50	$135.6

Options with respect to 2.3 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at March 31, 2017.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2017 and 2016 was $16.6 million and $1.7 million, respectively. As of March 31, 2017, we had approximately $56.3 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2017 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$23.76	-	$39.17	3.2	2.17	$35.68	2.6	$35.01
43.71	-	46.17	4.5	5.53	44.77	—	—
46.87	-	49.55	1.9	3.97	46.89	0.6	46.87
56.86	-	56.86	1.6	6.96	56.86	—	—

$23.76	-	$56.86	11.2	4.53	$44.35	3.2	$37.28

9.	Deferred Compensation

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

In the first quarter of each of 2017 and 2016, the compensation committee approved $14.0 million and $10.1 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in first quarter 2017 and 2016, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2017 and 2016 awards. During the three-month periods ended March 31, 2017 and 2016, we charged $1.8 million and $1.4 million, respectively, to compensation expense related to these awards.

In the second quarter of 2016, the compensation committee approved $13.6 million of awards under the sub-plans referred to above, which were contributed to the rabbi trust in second quarter 2016. During the three-month period ended March 31, 2017, we charged $0.4 million to compensation expense related to these awards. There were no distributions from the sub-plans during the three-month period ended March 31, 2017.

At March 31, 2017 and December 31, 2016, we recorded $66.4 million (related to 2.7 million shares) and $46.8 million (related to 2.4 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at March 31, 2017 and December 31, 2016 was $153.7 million and $125.5 million, respectively. During the three-month period ended March 31, 2017, there were no distributions under the DEPP. During the three-month period ended March 31, 2016, cash and equity awards with an aggregate fair value of $4.9 million were vested and distributed to executives under the Age 62 Plan

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2017 and 2016, the compensation committee approved $5.1 million and $3.1 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in first quarter 2017 and 2016, respectively. During the three-month periods ended March 31, 2017 and 2016, we charged $0.4 million and $0.3 million, respectively, to compensation expense related to these awards. There were no distributions from the DCPP during the three-month periods ended March 31, 2017 and 2016, respectively.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.0 million. At March 31, 2017, 0.4 million shares were available for grant under the LTIP for such awards.

In the first quarter of each of 2017 and 2016, we granted 477,500 and 466,600 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $26.8 million and $20.4 million, respectively, at the date of grant. These 2017 and 2016 awards of restricted stock units vest as follows: 477,500 units granted in first quarter 2017 and 466,600 units granted in first quarter 2016, vest in full based on continued employment through March 16, 2021 and March 11, 2020, respectively. For certain of our executive officers age 55 or older, restricted stock units awarded in 2017 and 2016 are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended March 31, 2017 and 2016, we recognized $4.0 million and $4.0 million, respectively, to compensation expense related to restricted stock unit awards granted in 2007 through 2017. The total intrinsic value of unvested restricted stock units at March 31, 2017 and 2016 was $90.4 million and $62.9 million, respectively. During the three-month period ended March 31, 2017, equity awards (including accrued dividends) with an aggregate fair value of $21.6 million was vested and distributed to employees under this plan. During the three-month period ended March 31, 2016, equity awards (including accrued dividends) with an aggregate fair value of $14.2 million was vested and distributed to employees under this plan.

Performance Share Awards

On March 16, 2017 and March 17, 2016, pursuant to the LTIP, the compensation committee approved 86,250 and 72,900, respectively of provisional performance unit awards, with an aggregate fair value of $4.9 million and $3.2 million, respectively, for future grants to our officers. Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved. In 2016, these awards were subject to a one-year performance period based on our financial performance and a two-year vesting period. The 2017 awards are subject to a three-year performance period that begins on January 1, 2017, and vest on the three-year anniversary of the date of grant (March 16, 2020). For the 2017 awards, at the discretion of the compensation committee and determined based on our performance, the eligible officer will be granted a percentage of the provisional performance unit award based on a new performance measure, growth in adjusted EBITDAC per share. Granted units for the 2017 provisional awards will fully vest based on continuous employment through March 16, 2020 and will be settled in shares of our common stock on a one-for-one basis as soon as practicable thereafter. For certain of our executive officers age 55 or older, awards granted in 2017 and 2016 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Cash Awards

On March 16, 2017, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $14.3 million in the aggregate for future grants to our officers and key employees that are denominated in units (255,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2017 provisional award will fully vest based on continuous employment through January 1, 2020. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2019, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2020. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the three-month period ended March 31, 2017 related to the 2017 provisional award under the Program.

On March 17, 2016, pursuant to the Program, the compensation committee approved provisional cash awards of $17.4 million in the aggregate for future grant to our officers and key employees that are denominated in units (397,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2016 provisional awards were similar to the terms of the 2017 provisional awards. Based on our performance for 2016, we granted 383,000 units under the Program in first quarter 2017 that will fully vest on January 1, 2019. During the three-month period ended March 31, 2017, we recognized $2.6 million to compensation expense related to these awards. We did not recognize any compensation expense during 2016 related to the 2016 awards.

On March 11, 2015, pursuant to the Program, the compensation committee approved provisional cash awards of $14.6 million in the aggregate for future grant to our officers and key employees that are denominated in units (315,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2015 provisional awards were similar to the terms of the 2016 provisional awards. Based on our performance for 2015, we granted 294,000 units under the Program in first quarter 2016 that will fully vest on January 1, 2018. During the three-month period ended March 31, 2017 and 2016, we recognized $3.1 million and $1.6 million, respectively, to compensation expense related to these awards.

On March 12, 2014, pursuant to the Program, the compensation committee approved provisional cash awards of $10.8 million in the aggregate for future grant to our officers and key employees that are denominated in units (229,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2014 provisional awards were similar to the terms of the 2015 provisional awards. Based on our performance for 2014, we granted 220,000 units under the Program in first quarter 2015 that will fully vest on January 1, 2017. During the three-month period ended March 31, 2016, we recognized $0.9 million, to compensation expense related to these awards.

During the three-month period ended March 31, 2017, cash awards related to the 2014 provisional award with an aggregate fair value of $9.3 million (0.2 million units in the aggregate) were vested and distributed to employees under the Program. During the three-month period ended March 31, 2016, cash awards related to the 2013 provisional award with an aggregate fair value of $11.2 million (0.2 million units in the aggregate) were vested and distributed to employees under the Program.

11.	Investments

The following is a summary of our investments, included in other noncurrent assets in the consolidated balance sheet, and the related funding commitments (in millions):

	March 31, 2017		December 31,
		Funding	2016
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
Clean-coal investments:
Controlling interest in six limited liability companies that own fourteen 2009 Era Clean Coal Plants	13.3	—	14.3
Non-controlling interest in one limited liability company that owns one 2011 Era Clean Coal Plant	0.7	—	0.7
Controlling interest in seventeen limited liability companies that own nineteen 2011 Era Clean Coal Plants	69.5	—	69.0
Other investments	3.8	0.4	3.7

Total investments	$93.3	$0.4	$93.7

12.	Derivatives and Hedging Activity

We are exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, we enter into various derivative instruments that reduce these risks by creating offsetting exposures. We generally do not enter into derivative transactions for trading or speculative purposes.

Foreign Exchange Risk Management

We are exposed to foreign exchange risk when we earn revenues, pay expenses, or enter into monetary intercompany transfers denominated in a currency that differs from our functional currency, or other transactions that are denominated in a currency other than our functional currency. We use foreign exchange derivatives, typically forward contracts and options, to reduce our overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than two years.

Interest Rate Risk Management

We enter into various long term debt agreements. We use interest rate derivatives, typically swaps, to reduce our exposure to the effects of interest rate fluctuations on the forecasted interest rates for up to two years into the future.

We have not received or pledged any collateral related to derivative arrangements at March 31, 2017.

The notional and fair values of derivative instruments are as follows at March 31, 2017 and December 31, 2016 (in millions):

	Notional Amount		Derivatives Assets (1)		Derivative Liabilities (2)
	March 31, 2017	Dec 31, 2016	March 31, 2017	Dec 31, 2016	March 31, 2017	Dec 31, 2016

Derivatives accounted for as hedges:
Interest rate contracts	$250.0	$200.0	$12.2	$11.4	$—	$—
Foreign exchange contracts (3)	6.2	4.1	5.2	2.1	12.8	17.5

Total	$256.2	$204.1	$17.4	$13.5	$12.8	$17.5

(1)	Included within other current assets, $15.0 million and $12.5 million at March 31, 2017 and December 31, 2016, respectively, and other non-current assets, $2.4 million and $1.0 million at March 31, 2017 and December 31, 2016, respectively.
(2)	Included within other current liabilities, $8.9 million and $11.8 million at March 31, 2017 and December 31, 2016, respectively, and other non-current liabilities, $3.9 million and $5.7 million at March 31, 2017 and December 31, 2016, respectively.
(3)	Included within foreign exchange contracts at March 31, 2017 were $95.5 million of call options offset with $95.5 million of put options, and $46.9 million of buy forwards offset with $53.1 million of sell forwards. Included within foreign exchange contracts at December 31, 2016 were $78.3 million of call options offset with $78.3 million of put options, and $61.6 million of buy forwards offset with $57.5 million of sell forwards.

The amounts of derivative gains (losses) recognized in accumulated other comprehensive loss were as follows (in millions):

	Commission Revenue	Compensation Expense	Operating Expense	Interest Expense	Total
March 31, 2017
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$0.8	$0.8
Foreign exchange contracts	2.4	1.8	1.2	—	5.4

Total	$2.4	$1.8	$1.2	$0.8	$6.2

March 31, 2016
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$1.1	$1.1
Foreign exchange contracts	(3.4)	—	—	—	(3.4)

Total	$(3.4)	$—	$—	$1.1	$(2.3)

The amounts of derivative gains (losses) reclassified from accumulated other comprehensive loss into income (effective portion) were as follows (in millions):

	Commission Revenue	Compensation Expense	Operating Expense	Interest Expense	Total
March 31, 2017
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(2.8)	0.2	0.2	—	(2.4)

Total	$(2.8)	$0.2	$0.2	$—	$(2.4)

March 31, 2016
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(1.2)	—	—	—	(1.2)

Total	$(1.2)	$—	$—	$—	$(1.2)

We estimate that approximately $4.7 million of pretax gains currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months. The amount of gain (loss) recognized in earnings on the ineffective portion of derivatives for three-months ended March 31, 2017 and 2016 was $0.2 million and $0.3 million, respectively.

13.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at March 31, 2017 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Note purchase agreements	$300.0	$100.0	$100.0	$100.0	$75.0	$1,775.0	$2,450.0
Credit Agreement	395.0	—	—	—	—	—	395.0
Premium Financing Debt Facility	104.4	—	—	—	—	—	104.4
Interest on debt	85.4	92.9	88.9	84.3	79.4	280.5	711.4

Total debt obligations	884.8	192.9	188.9	184.3	154.4	2,055.5	3,660.8
Operating lease obligations	79.0	88.7	73.3	60.7	50.3	121.5	473.5
Less sublease arrangements	(0.8)	(0.4)	(0.1)	(0.1)	—	—	(1.4)
Outstanding purchase obligations	42.3	32.3	17.3	7.3	2.2	—	101.4

Total contractual obligations	$1,005.3	$313.5	$279.4	$252.2	$206.9	$2,177.0	$4,234.3

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of future payments may vary from the stated contractual obligation. Outstanding purchase commitments in the table above include $7.2 million related to expenditures on our new corporate headquarters.

Note Purchase Agreements, Credit Agreement and Premium Financing Debt Facility - See Note 6 to our unaudited consolidated financial statements for a summary of the amounts outstanding under the note purchase agreements, the Credit Agreement and Premium Financing Debt Facility.

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located at 2850 Golf Road, Rolling Meadows, Illinois, where we have approximately 360,000 square feet of space and will accommodate approximately 2,000 employees at peak capacity. Our prior headquarters was located at Two Pierce Place, Itasca, Illinois, where we lease approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on the Itasca property expires February 28, 2018. Relating to the development of our new corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as Edge) tax credit. Incentives from these two programs could total between $60.0 million and $80.0 million over a fifteen-year period.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at March 31, 2017. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of March 31, 2017 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2017	2018	2019	2020	2021	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$21.1	$21.1
Financial guarantees	0.1	0.2	0.2	0.2	0.2	1.4	2.3
Funding commitments	—	—	—	—	—	0.4	0.4

Total commitments	$0.1	$0.2	$0.2	$0.2	$0.2	$22.9	$23.8

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See the Off-Balance Sheet Debt section below for a discussion of our letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 432 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2014 to 2017 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $565.3 million, of which $268.3 million was recorded in our consolidated balance sheet as of March 31, 2017 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at March 31, 2017 or December 31, 2016 that was recourse to us.

At March 31, 2017, we had posted two letters of credit totaling $9.3 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $12.3 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At March 31, 2017, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

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

In July 2014, we were named in a lawsuit that asserts that we and other defendants are liable for infringement of a patent held by Nalco Company. The complaint sought a judgment of infringement, damages, costs and attorneys’ fees, and injunctive relief. Along with other defendants, we disputed the allegation of infringement and have defended this matter vigorously. We filed a motion to dismiss the complaint on behalf of all defendants, alleging no infringement of Nalco’s intellectual property. This motion, and similar motions attacking amended complaints filed by Nalco, were granted. On April 20, 2016, the court dismissed Nalco’s complaints and disallowed any further opportunity to amended or refile. Although Nalco has appealed this ruling, we believe that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible for us to predict the ultimate disposition of this proceeding.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the March 31, 2017 unaudited consolidated balance sheet is above the lower end of the most recently determined actuarial range by $0.8 million and below the upper end of the actuarial range by $8.4 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. We recorded tax benefits in connection with our ownership in these investments. At March 31, 2017, we had exposure on $108.2 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits. Because of the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our March 31, 2017 consolidated balance sheet related to this exposure.

14.	Accumulated Other Comprehensive Earnings (Loss)

The after-tax components of our accumulated other comprehensive earnings (loss) attributable to controlling interests consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Earnings (Loss)
Balance as of December 31, 2016	$(47.3)	$(709.2)	$(7.1)	$(763.6)
Net change in period	1.2	56.8	6.5	64.5

Balance as of March 31, 2017	$(46.1)	$(652.4)	$(0.6)	$(699.1)

The foreign currency translation during the three-month period ended March 31, 2017 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.

During the three-month periods ended March 31, 2017 and 2016, $1.4 million and $1.5 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive earnings (loss) to compensation expense in the statement of earnings. During the three-month periods ended March 31, 2017 and 2016, $2.4 million and $1.2 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. During the three-month periods ended March 31, 2017 and 2016, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings.

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

Financial information relating to our segments for the three-month periods ended March 31, 2017 and 2016 is as follows (in millions):

	Three -month period ended March 31,
	2017	2016
Brokerage
Total revenues	$878.5	$825.5

Earnings before income taxes	$117.7	$100.0

Identifiable assets at March 31, 2017 and 2016	$9,422.6	$8,681.9

Risk Management
Total revenues	$182.6	$179.3

Earnings before income taxes	$22.9	$24.0

Identifiable assets at March 31, 2017 and 2016	$691.1	$690.4

Corporate
Total revenues	$351.6	$295.6

Loss before income taxes	$(88.3)	$(68.3)

Identifiable assets at March 31, 2017 and 2016	$1,666.9	$1,340.3

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016 have been reviewed by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of March 31, 2017, and the related consolidated statements of earnings and comprehensive earnings for the three-month periods ended March 31, 2017 and 2016, the consolidated statement of cash flows for the three-month periods ended March 31, 2017 and 2016, and the consolidated statement of stockholders’ equity for the three-month period ended March 31, 2017. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2016, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity, and cash flows for the year then ended, not presented herein, and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated February 10, 2017. In our opinion, the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

April 28, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month period ended March 31, 2017. Readers should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2016.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, investigations, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments, including our clean energy investments; the financial impact of retention agreements in our international brokerage operations; and integrating recent acquisitions. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors that could impact results include:

•	Failure to successfully and cost-effectively integrate recently acquired businesses and their operations or fully realize synergies from such acquisitions in the expected time frame;

•	Volatility or declines in premiums or other adverse trends in the insurance industry;

•	An economic downturn;

•	Competitive pressures in each of our businesses;

•	Risks that could negatively affect the success of our acquisition strategy, including continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms, which could make it more difficult to identify targets and could make them more expensive, the risk that we may not receive timely regulatory approval of desired transactions, execution risks, integration risks, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated regulatory liabilities such as those relating to violations of anti-corruption and sanctions laws;

•	Our failure to attract and retain experienced and qualified personnel;

•	Risks arising from our international operations, including the risks posed by political and economic uncertainty in certain countries (such as the risks posed by Brexit or the election in France), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti-corruption, sanctions and privacy laws), and risks arising from the complexity of managing businesses across different time zones, geographies, cultures and legal regimes;

•	Risks particular to our risk management segment, including any slowing of the trend toward outsourcing claims administration, and of the concentration of large amounts of revenue with certain clients;

•	The lower level of predictability inherent in contingent and supplemental commissions versus standard commissions;

•	Sustained increases in the cost of employee benefits;

•	Our failure to apply technology effectively in driving value for our clients through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;

•	Our inability to recover successfully should we experience a disaster, cybersecurity attack or other significant disruption to business continuity;

•	Damage to our reputation;

•	Our failure to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods or the failure of state and local governments to follow through on agreed-upon income tax credits or other tax related incentives, relating to our planned new corporate headquarters);

•	Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act, (which we refer to as FATCA);

•	The outcome of any existing or future investigation, review, regulatory action or litigation;

•	Our failure to adapt our services to changes resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act and any changes in such laws brought about by the current administration;

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Improper disclosure of confidential, personal or proprietary data;

•	Significant changes in foreign exchange rates;

•	Changes in our accounting estimates and assumptions (including as a result of the new revenue recognition standard);

•	Risks related to our clean energy investments, including the risk of intellectual property claims, utilities switching from coal to natural gas, environmental and product liability claims, and environmental compliance costs;

•	Disallowance of Internal Revenue Code of 1986, as amended, (which we refer to as IRC) Section 29 or IRC Section 45 tax credits for us or our partners;

•	The risk that our outstanding debt adversely affects our financial flexibility and restrictions and limitations in the agreements and instruments governing our debt;

•	The risk we may not be able to receive dividends or other distributions from subsidiaries;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions and for other reasons; and

•	Volatility of the price of our common stock.

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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and any other reports we file with the SEC in the future.

Information Regarding Non-GAAP Measures and Other

In the discussion and analysis of our results of operations that follows, in addition to reporting financial results in accordance with GAAP, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share, as adjusted (adjusted EPS) for the brokerage and risk management segments, adjusted revenues, adjusted compensation and operating expenses, adjusted compensation expense ratio, adjusted operating expense ratio and organic revenue measures for each operating segment. These measures are not in accordance with, or an alternative to, the GAAP information provided in this quarterly report on Form 10-Q. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. As disclosed in our most recent Proxy Statement, beginning in first quarter 2017, we make determinations regarding certain elements of executive officer compensation, performance share awards and annual cash incentive awards, partly on the basis of measures related to adjusted EBITDAC. Certain reclassifications have been made to the prior-year amounts reported in this quarterly report on Form 10-Q in order to conform them to the current-year presentation.

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

•	EBITDAC and EBITDAC Margin - EBITDAC is net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables and EBITDAC margin is EBITDAC divided by total revenues. These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance and, for the overall business, provide a meaningful way to measure its financial performance on an ongoing basis.

•	Adjusted EBITDAC and Adjusted EBITDAC Margin - Adjusted EBITDAC is EBITDAC adjusted to exclude gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance and, are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•	Adjusted EPS for the Brokerage and Risk Management segments - We define this measure as net earnings adjusted to exclude the after-tax impact of gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges and acquisition related adjustments, the period-over-period impact of foreign currency translation, as applicable, divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

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

Overview and First Quarter 2017 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. In the three-month period ended March 31, 2017, we generated approximately 69% of our revenues for the combined brokerage and risk management segments domestically and 31% internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 62%, 13% and 25%, respectively, to revenues during the three-month period ended March 31, 2017. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

We typically cite the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment, but the first quarter 2017 survey had not been published as of the filing date of this report. We anticipate that the trends noted in the fourth quarter 2016 survey will likely be similar to what will be reported for first quarter 2017. The fourth quarter 2016 CIAB survey indicated that commercial property/casualty rates decreased by 3.3%, on average, across all lines. In 2017, while we see retail property/casualty rates as a headwind, we do see property/casualty exposure growth offsetting this partially. We also see employment growth and complexity surrounding the Affordable Care Act as tailwinds for our employee benefit units. In addition, our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. Internationally, we see a similar market in U.K. retail and Canada, more softening in London Specialty, but an improving market in Australia and New Zealand. Overall, we believe a modestly-down rate environment can be partially mitigated through exposure unit growth in certain lines and by our professionals demonstrating our expertise and high quality value added capabilities by strengthening our clients’ insurance portfolio in these times. Based on our experience, insurance carriers appear to be making rational pricing decisions. In lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. As carriers reach their profitability targets in lines, rates may start to flatten. In summary, in this environment, rate decreased at a moderate pace, clients can still obtain coverage, businesses continue to stay in standard-line markets and there is adequate capacity in the insurance market. It is not clear whether the rate retraction will continue due to uncertainty of the current economic environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

Summary of Financial Results - Three-Month Periods Ended March 31, 2017 and 2016

See the reconciliations of non-GAAP measures on page 34.

(Dollars in millions, except per share data)	3 Months 2017		3 Months 2016		Change
Brokerage Segment	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Revenues	$878.5	$877.1	$825.5	$809.1	6%	8%
Organic revenues		$815.7		$794.0		2.7%
Net earnings	$78.1		$65.9		19%
Net earnings margin	8.9%		8.0%		+91 bpts
Adjusted EBITDAC		$215.7		$189.2		14%
Adjusted EBITDAC margin		24.6%		23.4%		+121 bpts
Diluted net earnings per share	$0.40	$0.46	$0.35	$0.40	14%	15%

Risk Management Segment
Revenues	$182.6	$182.6	$179.3	$179.8	2%	2%
Organic revenues		$182.5		$179.6		1.6%
Net earnings	$14.3		$15.0		-5%
Net earnings margin	7.8%		8.4%		-54 bpts
Adjusted EBITDAC		$31.2		$32.0		-3%
Adjusted EBITDAC margin		17.1%		17.8%		-71 bpts
Diluted net earnings per share	$0.08	$0.08	$0.08	$0.09	0%	-11%

Corporate Segment
Diluted net earnings per share	$(0.17)	$(0.14)	$(0.17)	$(0.15)	0%	7%

Total Company
Diluted net earnings per share	$0.31	$0.40	$0.26	$0.34	19%	18%

In our corporate segment, net after tax loss from our clean energy investments was $0.9 million in the three-month period ended March 31, 2017. We anticipate our clean energy investments to generate between $116.0 million and $128.0 million in net earnings in 2017. We expect to use these additional earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues, net earnings, EBITDAC and diluted net earnings per share for the three-month period ended March 31, 2017 with the same period in 2016. In addition, these tables provides reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 37 and 43, respectively, of this filing.

For the Three-Month Periods Ended March 31, Reported GAAP to Adjusted Non-GAAP Reconciliation

	Revenues		Net Earnings		EBITDAC		Diluted Net Earnings Per Share
Segment	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$878.5	$825.5	$78.1	$65.9	$208.0	$176.8	$0.40	$0.35
Gains on book sales	(1.4)	(2.2)	(1.0)	(1.5)	(1.4)	(2.2)	—	(0.01)
Acquisition integration	—	—	2.0	10.0	2.9	14.2	0.01	0.06
Workforce & lease termination	—	—	2.7	1.1	3.9	1.6	0.02	—
Acquisition related adjustments	—	—	6.2	0.3	2.3	0.8	0.03	—
Levelized foreign currency translation	—	(14.2)	—	(0.6)	—	(2.0)	—	—

Brokerage, as adjusted *	877.1	809.1	88.0	75.2	215.7	189.2	0.46	0.40

Risk Management, as reported	182.6	179.3	14.3	15.0	31.0	31.0	0.08	0.08
Workforce & lease termination	—	—	0.1	0.3	0.2	0.5	—	0.01
Levelized foreign currency translation	—	0.5	—	0.3	—	0.5	—	—

Risk Management, as adjusted *	182.6	179.8	14.4	15.6	31.2	32.0	0.08	0.09

Corporate, as reported	351.6	295.6	(24.6)	(23.0)	(51.2)	(38.4)	(0.17)	(0.17)
Litigation settlement	—	—	4.4	3.7	5.5	4.7	0.02	0.02
Home office lease termination/move	—	—	2.4	—	4.0	—	0.01	—

Corporate, as adjusted *	351.6	295.6	(17.8)	(19.3)	(41.7)	(33.7)	(0.14)	(0.15)

Total Company, as reported	$1,412.7	$1,300.4	$67.8	$57.9	$187.8	$169.4	$0.31	$0.26

Total Company, as adjusted *	$1,411.3	$1,284.5	$84.6	$71.5	$205.2	$187.5	$0.40	$0.34

Total Brokerage & Risk
Management, as reported	$1,061.1	$1,004.8	$92.4	$80.9	$239.0	$207.8	$0.48	$0.43

Total Brokerage & Risk
Management, as adjusted *	$1,059.7	$988.9	$102.4	$90.8	$246.9	$221.2	$0.54	$0.49

*	For the three-month period ended March 31, 2017, the pretax impact of the brokerage segment adjustments totals $14.4 million, with a corresponding adjustment to the provision for income taxes of $4.5 million relating to these items. The pretax impact of the risk management segment adjustments totals $0.2 million, with a corresponding adjustment to the provision for income taxes of $0.1 million relating to these items. The pretax impact of the corporate segment adjustment totals $9.5 million, with a corresponding adjustment to the provision for income taxes of $2.7 million relating to these items.
*	For the three-month period ended March 31, 2016, the pretax impact of the brokerage segment adjustments totals $13.2 million, with a corresponding adjustment to the provision for income taxes of $3.9 million relating to these items. The pretax impact of the risk management segment adjustments totals $1.0 million, with a corresponding adjustment to the provision for income taxes of $0.4 million relating to these items. The pretax impact of the corporate segment adjustment totals $4.7 million, with a corresponding adjustment to the provision for income taxes of $1.0 million relating to that item.

Results of Operations

Brokerage

The brokerage segment accounted for 62% of our revenues during the three-month period ended March 31, 2017. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Litigation and Regulatory Matters - A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (Tribeca). A “captive” is an insurance company that insures the risks of its owner, affiliates or a group of companies. Micro-captives are captive insurance companies that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are under investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive insurance companies organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be subject to monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which events could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. We may also experience lost earnings due to the negative effect of an extended IRS investigation on our clients’ and potential clients’ businesses. Annual renewals for micro-captive clients generally occur during the fourth quarter. Therefore, any negative impact from this investigation would likely have a disproportionate impact on fourth-quarter results. In 2016, our micro-captive operations contributed less than $3.5 million of net earnings and less than $5.0 million in EBITDAC to our consolidated results in any one year. Due to the fact that the IRS has not made any allegation against us or completed its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Financial information relating to our brokerage segment results for the three-month period ended March 31, 2017 as compared to the same period in 2016, is as follows (in millions, except per share, percentages and workforce data):

		Three-month period ended March 31,
Statement of Earnings		2017	2016	Change
Commissions		$590.5	$566.0	$24.5
Fees		188.0	159.1	28.9
Supplemental commissions		34.5	32.9	1.6
Contingent commissions		53.4	55.2	(1.8)
Investment income		10.7	10.1	0.6
Gains realized on books of business sales		1.4	2.2	(0.8)

Total revenues		878.5	825.5	53.0

Compensation		525.5	492.9	32.6
Operating		145.0	155.8	(10.8)
Depreciation		14.9	14.0	0.9
Amortization		63.6	58.9	4.7
Change in estimated acquisition earnout payables		11.8	3.9	7.9

Total expenses		760.8	725.5	35.3

Earnings before income taxes		117.7	100.0	17.7
Provision for income taxes		39.6	34.1	5.5

Net earnings		78.1	65.9	12.2
Net earnings attributable to noncontrolling interests		5.3	4.5	0.8

Net earnings attributable to controlling interests		$72.8	$61.4	$11.4

Diluted net earnings per share		$0.40	$0.35	$0.05

Other Information
Change in diluted net earnings per share		14%	59%
Growth in revenues		6%	10%
Organic change in commissions and fees		3%	4%
Compensation expense ratio		60%	60%
Operating expense ratio		17%	19%
Effective income tax rate		34%	34%
Workforce at end of period (includes acquisitions)	*	19,116	17,836
Identifiable assets at March 31		$9,422.6	$8,681.9

EBITDAC
Net earnings		$78.1	$65.9	$12.2
Provision for income taxes		39.6	34.1	5.5
Depreciation		14.9	14.0	0.9
Amortization		63.6	58.9	4.7
Change in estimated acquisition earnout payables		11.8	3.9	7.9

EBITDAC		$208.0	$176.8	$31.2

EBITDAC margin		24%	21%
EBITDAC growth		18%	28%

*	Prior to September 1, 2016, most of our India-based workforce was provided by a third-party on a cost-pass-through basis. During 2016, we consummated a transaction whereby we now directly employ those associates thereby adding approximately 2,700 employees to our global workforce counts, of which approximately 2,200 employees were included in the March 31, 2017 number above. We revised the workforce number as of March 31, 2016 to conform to the current period presentation.

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2017 to the same period in 2016 (in millions):

	Three-month period ended March 31,
	2017	2016	Change
Net earnings, as reported	$78.1	$65.9	18.5%
Provision for income taxes	39.6	34.1
Depreciation	14.9	14.0
Amortization	63.6	58.9
Change in estimated acquisition earnout payables	11.8	3.9

EBITDAC	208.0	176.8	17.7%
Gains from books of business sales	(1.4)	(2.2)
Acquisition integration	2.9	14.2
Acquisition related adjustments	2.3	0.8
Workforce and lease termination related charges	3.9	1.6
Levelized foreign currency translation	—	(2.0)

EBITDAC, as adjusted	$215.7	$189.2	14.0%

Net earnings margin, as reported	8.9%	8.0%	+ 91 bpts

EBITDAC margin, as adjusted	24.6%	23.4%	+ 121 bpts

Reported revenues	$878.5	$825.5

Adjusted revenues - see page 34	$877.1	$809.1

Acquisition integration costs include costs related to our July 2, 2014 acquisition of Noraxis Capital Corporation (which we refer to as Noraxis), our June 16, 2014 acquisition of the Crombie/OAMPS operations (which we refer to as Crombie/OAMPS), our April 1, 2014 acquisition of Oval Group of Companies (which we refer to as Oval), our November 14, 2013 acquisition of the Giles Group of Companies (which we refer to as Giles) and our August 1, 2015 acquisition of William Gallagher Associates Insurance Brokers (which we refer to as WGA) that are not expected to occur on an ongoing basis in the future once we fully assimilate these acquisitions. These costs relate to the on-boarding of employees, communication system conversion costs, related performance compensation, redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The WGA integration costs in the three-month period ended March 31, 2017 totaled $0.3 million and were primarily related to retention and incentive compensation. The Crombie/OAMPS integration costs in the three-month period ended March 31, 2017 totaled $0.4 million and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in the three-month period March 31, 2017 totaled $2.2 million and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation. The WGA integration costs in the three-month period ended March 31, 2016 totaled $1.2 million and were primarily related to retention and incentive compensation. The Noraxis integration costs in the three-month period ended March 31, 2016 totaled $0.5 million and were primarily related to the consolidation of offices, technology costs and incentive compensation. The Crombie/OAMPS integration costs in the three-month period ended March 31, 2016 totaled $1.3 million and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in the three-month period March 31, 2016 totaled $11.2 million and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation. The prior period integration costs relate to the Noraxis, Crombie/OAMPS, Oval and Giles acquisitions only. Integration costs related to these acquisitions for the full year 2017 are estimated to be less than a third of what they were in 2016.

Commissions and fees - The aggregate increase in commissions and fees for the three-month period ended March 31, 2017 compared to the same period in 2016, was principally due to combination of revenues associated with acquisitions that were made in the twelve-month period ended March 31, 2017 ($47.0 million) and to organic growth. Commissions and fees in the three-month period ended March 31, 2017 included new business production of $75.8 million, which was offset by lost business and renewal rate decreases of $69.4 million. Organic growth in base commissions and fee revenues was 2.9% and 3.9% for the three-month periods ended March 31, 2017 and 2016, respectively.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month periods ended March 31, 2017 and 2016 include the following (in millions):

	2017 Organic Revenue			2016 Organic Revenue
For the Three-Month Periods Ended March 31,	2017	2016	Change	2016	2015	Change
Base Commissions and Fees
Commission and fees, as reported	$778.5	$725.1	7.4%	$725.1	$665.8	8.9%
Less commission and fee revenues from acquisitions	(47.0)	—		(50.4)	—
Less disposed of operations	—	(1.4)		—	(0.3)
Levelized foreign currency translation	—	(12.9)		—	(16.4)

Organic base commission and fees	$731.5	$710.8	2.9%	$674.7	$649.1	3.9%

Supplemental Commissions
Supplemental commissions, as reported	$34.5	$32.9	4.9%	$32.9	$26.9	22.3%
Less supplemental commissions from acquisitions	(1.2)	—		(1.0)	—
Less disposed of operations	—	(0.1)		—	—
Levelized foreign currency translation	—	(1.4)		—	(0.7)

Organic supplemental commissions	$33.3	$31.4	6.1%	$31.9	$26.2	21.8%

Contingent Commissions
Contingent commissions, as reported	$53.4	$55.2	-3.3%	$55.2	$44.5	24.0%
Less contingent commissions from acquisitions	(2.5)	—		(4.5)	—
Less disposed of operations	—	(2.8)		—	—
Levelized foreign currency translation	—	(0.6)		—	(0.3)

Organic contingent commissions	$50.9	$51.8	-1.7%	$50.7	$44.2	14.7%

Total reported commissions, fees, supplemental commissions and contingent commissions	$866.4	$813.2	6.5%	$813.2	$737.2	10.3%
Less commission and fee revenues from acquisitions	(50.7)	—		(55.9)	—
Less disposed of operations	—	(4.3)		—	(0.3)
Levelized foreign currency translation	—	(14.9)		—	(17.4)

Total organic commissions, fees, supplemental commissions and contingent commissions	$815.7	$794.0	2.7%	$757.3	$719.5	5.3%

The following is a summary of brokerage segment acquisition activity for 2017 and 2016:

	Three-month period ended March 31,
	2017	2016
Number of acquisitions closed	12	8
Estimated annualized revenues acquired (in millions)	$62.5	$30.0

Rollover revenues recognized in period from 2016 and Q1 2017 acquisitions (in millions)	$35.9
Portion of Q1 2017 acquisitions revenues recognized in period (in millions)	14.8

Total	$50.7

We issued 259,000 shares for tax-free exchange mergers in first quarter 2017.

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2017, 2016 and 2015 by quarter are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2017
Reported supplemental commissions	$34.5				$34.5
Reported contingent commissions	53.4				53.4

Reported supplemental and contingent commissions	$87.9				$87.9

2016
Reported supplemental commissions	$32.9	$38.6	$35.3	$40.2	$147.0
Reported contingent commissions	55.2	25.1	16.4	10.5	107.2

Reported supplemental and contingent commissions	$88.1	$63.7	$51.7	$50.7	$254.2

2015
Reported supplemental commissions	$26.9	$34.8	$29.2	$34.6	$125.5
Reported contingent commissions	44.5	22.8	14.5	11.9	93.7

Reported supplemental and contingent commissions	$71.4	$57.6	$43.7	$46.5	$219.2

Investment income and gains realized on books of business sales - Investment income primarily represents interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing. Gains related to sales of books of business were $1.4 million and $2.2 million for the three-month periods ended March 31, 2017 and 2016. Investment income in the three-month period ended March 31, 2017 increased slightly compared to the same period in 2016. The increase in investment income in the three-month period ended March 31, 2017 compared to the same period in 2016 was primarily due to increases in interest income from our premium financing business and in interest income earned on client held funds, both of which were related to increases in interest rates in Australia and New Zealand.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2017 with the same period in 2016 (in millions):

	2017	2016
Compensation expense, as reported	$525.5	$492.9
Acquisition integration	(1.1)	(4.6)
Workforce related charges	(3.5)	(1.3)
Acquisition related adjustments	(2.3)	(0.8)
Levelized foreign currency translation	—	(10.0)

Compensation expense, as adjusted	$518.6	$476.2

Reported compensation expense ratios	59.8%	59.7%

Adjusted compensation expense ratios	59.1%	58.9%

Reported revenues	$878.5	$825.5

Adjusted revenues - see page 34	$877.1	$809.1

The increase in compensation expense for the three-month period ended March 31, 2017 compared to the same period in 2016 was primarily due to increased headcount, salary increases and increases in incentive compensation linked to operating results ($26.5 million in the aggregate), increases in deferred compensation ($3.0 million), severance related costs ($2.2 million), employee benefits ($0.9 million) and stock compensation expense ($0.7 million), offset by decreases in temporary staffing ($0.4 million) and earnout related compensation expense ($0.3 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended March 31, 2017.

Operating expense - The following provides information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2017 with the same period in 2016 (in millions):

	2017	2016
Operating expense, as reported	$145.0	$155.8

Acquisition integration	(1.8)	(9.6)
Workforce and lease termination related charges	(0.4)	(0.3)
Levelized foreign currency translation	—	(2.2)

Operating expense, as adjusted	$142.8	$143.7

Reported operating expense ratios	16.5%	18.9%

Adjusted operating expense ratios	16.3%	17.8%

Reported revenues	$878.5	$825.5

Adjusted revenues - see page 34	$877.1	$809.1

The decrease in operating expense for the three-month period ended March 31, 2017 compared to the same period in 2016 was primarily due to decreases in other expense ($7.4 million), real estate expenses ($1.9 million), business insurance ($1.5 million), office supplies ($1.4 million), technology expenses ($0.8 million), bad debt expense ($0.8 million), professional and banking fees ($0.4 million), licenses and fees ($0.4 million) and premium financing expense ($0.1 million), partially offset by unfavorable foreign currency translation ($1.3 million) and increases in outside consulting fees ($1.0 million), meeting and client entertainment expense ($0.7 million), employee related expense ($0.6 million), outside services expense ($0.2 million) and lease termination charges ($0.1 million). Also impacting operating expense in the three-month period ended March 31, 2017 were expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2017.

Depreciation - Depreciation expense in the three-month period ended March 31, 2017 increased slightly compared to the same periods in 2016 due to expenses associated with acquisitions completed in the twelve-month period ended March 31, 2017.

Amortization - The increase in amortization expense in the three-month period ended March 31, 2017 compared to the same period in 2016 were primarily due to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended March 31, 2017. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to ten years for trade names).

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2017 compared to the same period in 2016, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended March 31, 2017 and 2016, we recognized $5.1 million and $4.2 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2014 to 2017. In addition, during the three-month periods ended March 31, 2017 and 2016, we recognized $6.7 million of expense and $0.3 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 40 and 32 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2014 to 2017 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimated future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2017 and 2016 were 33.6% (35.2% on a controlling interests basis) and 34.1% (35.7% on a controlling interests basis), respectively. We anticipate reporting an effective tax rate of approximately 34.0% to 36.0% (on a controlling interests basis) in our brokerage segment for the foreseeable future.

Net earnings (loss) attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2017 and 2016 include non-controlling interest earnings of $5.3 million and $4.5 million, respectively, primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum). We are partners in this venture with Grahame Chilton, the CEO of our International Brokerage Division. We are the controlling partner, participating in 33% of Capsicum’s net operating results and Mr. Chilton owns approximately 50% of Capsicum.

Risk Management

The risk management segment accounted for 13% of our revenue during the three-month period ended March 31, 2017. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for the three-month period ended March 31, 2017 as compared to the same period in 2016, is as follows (in millions, except per share, percentages and workforce data):

		Three-month period ended March 31
Statement of Earnings		2017	2016	Change
Fees		$182.5	$179.1	$3.4
Investment income		0.1	0.2	(0.1)

Total revenues		182.6	179.3	3.3

Compensation		107.8	105.5	2.3
Operating		43.8	42.8	1.0
Depreciation		7.4	6.6	0.8
Amortization		0.7	0.4	0.3

Total expenses		159.7	155.3	4.4

Earnings before income taxes		22.9	24.0	(1.1)
Provision for income taxes		8.6	9.0	(0.4)

Net earnings		14.3	15.0	(0.7)
Net earnings attributable to noncontrolling interests		—	—	—

Net earnings attributable to controlling interests		$14.3	$15.0	$(0.7)

Diluted net earnings per share		$0.08	$0.08	$—

Other information
Change in diluted net earnings per share		0%	(11%)
Growth in revenues		2%	1%
Organic change in fees		2%	5%
Compensation expense ratio		59%	59%
Operating expense ratio		24%	24%
Effective income tax rate		38%	38%
Workforce at end of period (includes acquisitions)	*	5,470	5,428
Identifiable assets at March 31		$691.1	$690.4

EBITDAC
Net earnings		$14.3	$15.0	$(0.7)
Provision for income taxes		8.6	9.0	(0.4)
Depreciation		7.4	6.6	0.8
Amortization		0.7	0.4	0.3

EBITDAC		$31.0	$31.0	$0.0

EBITDAC margin		17%	17%
EBITDAC growth		0%	5%

*	Prior to September 1, 2016, most of our India-based workforce was provided by a third-party on a cost-pass-through basis. During 2016, we consummated a transaction whereby we now directly employ those associates thereby adding approximately 2,700 employees to our global workforce counts, of which approximately 300 employees were included in the March 31, 2017 number above. We revised the workforce number as of March 31, 2016 to conform to the current period presentation.

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2017 to the same period in 2016 (in millions):

	Three-month period ended March 31,
	2017	2016	Change
Net earnings, as reported	$14.3	$15.0	-4.7%
Provision for income taxes	8.6	9.0
Depreciation	7.4	6.6
Amortization	0.7	0.4

Total EBITDAC	31.0	31.0	0.0%

Workforce and lease termination related charges	0.2	0.5
Levelized foreign currency translation	—	0.5

EBITDAC, as adjusted	$31.2	$32.0	-2.5%

Net earnings margin, as reported	7.8%	8.4%	-54 bpts

EBITDAC margin, as adjusted	17.1%	17.8%	-71 bpts

Reported revenues	$182.6	$179.3

Adjusted revenues - see page 34	$182.6	$179.8

Fees - The increase in fees for the three-month period ended March 31, 2017 compared to the same period in 2016 was due primarily to new business of $14.7 million which was partially offset by lower international performance bonus fees and lost business of $11.3 million. Organic change in fee revenues for the three-month period ended March 31, 2017 was 1.6% compared to 4.7% for the same period in 2016.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month periods ended March 31, 2017 and 2016 include the following (in millions):

	2017 Organic Revenue			2016 Organic Revenue
For the Three-Month Periods Ended March 31,	2017	2016	Change	2016	2015	Change
Fees	$180.8	$177.3	2.0%	$177.3	$173.8	2.0%
International performance bonus fees	1.7	1.8	-5.6%	1.8	3.3	-45.5%

Fees as reported	182.5	179.1	1.9%	179.1	177.1	1.1%

Less fees from acquisitions	—	—		(1.7)	—
Less client run-off	—	—		—	(5.1)
Levelized foreign currency translation	—	0.5		—	(2.5)

Organic fees	$182.5	$179.6	1.6%	$177.4	$169.5	4.7%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month period ended March 31, 2017 remained relatively unchanged compared to the same period in 2016.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2017 with the same period in 2016 (in millions):

	Three-month period ended March 31,
	2017	2016
Compensation expense, as reported	$107.8	$105.5

Workforce related charges	(0.2)	(0.5)
Levelized foreign currency translation	—	—

Compensation expense, as adjusted	$107.6	$105.0

Reported compensation expense ratios	59.0%	58.8%

Adjusted compensation expense ratios	58.9%	58.4%

Reported revenues	$182.6	$179.3

Adjusted revenues - see page 34	$182.6	$179.8

The increase in compensation expense for the three-month period ended March 31, 2017 compared to the same period in 2016 was primarily due to increased headcount and increases in salaries and incentive compensation ($2.6 million in the aggregate), deferred compensation ($0.6 million) and stock compensation expense ($0.2 million), offset by decreases in employee benefits expense ($0.6 million), severance related costs ($0.3 million) and temporary-staffing expense ($0.2 million).

Operating expense - The following provides information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2017 with the same period in 2016 (in millions):

	Three-month period ended March 31,
	2017	2016
Operating expense, as reported	$43.8	$42.8
Levelized foreign currency translation	—	—

Operating expense, as adjusted	$43.8	$42.8

Reported compensation expense ratios	24.0%	23.9%

Adjusted compensation expense ratios	24.0%	23.8%

Reported revenues	$182.6	$179.3

Adjusted revenues - see page 34	$182.6	$179.8

The increase in operating expense for the three-month period ended March 31, 2017 compared to the same period in 2016 was primarily due to increases in professional and banking fees ($1.0 million), outside consulting fees ($0.8 million), employee expense ($0.4 million), outside services ($0.1 million) and meeting and client entertainment expense ($0.1 million), offset by decreases in office supplies ($0.4 million), technology expenses ($0.4 million), other expense ($0.2 million), bad debt expense ($0.2 million), business insurance ($0.1 million) and real estate expenses ($0.1 million).

Depreciation - Depreciation expense increased slightly in the three-month period ended March 31, 2017 compared to the same period in 2016 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization increased slightly in the three-month period ended March 31, 2017 compared to the same period in 2016. Historically, the risk management segment has made few acquisitions. We made no acquisitions in this segment during the three-month periods ended March 31, 2017 and 2016.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended March 31, 2017 and 2016 were 37.6% and 37.5%, respectively. We anticipate reporting an effective tax rate of approximately 36.0% to 38.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. For a detailed discussion of the nature of these investments, see Note 11 to our consolidated financial statements included herein for a summary of our investments as of March 31, 2017 and in Note 13 to our most recent Annual Report on Form 10-K as of December 31, 2016. For a detailed discussion of the nature of our debt, see Note 6 to our consolidated financial statements included herein as of March 31, 2017 and in Note 7 to our most recent Annual Report on Form 10-K as of December 31, 2016.

Financial information relating to our corporate segment results for the three-month period ended March 31, 2017 as compared to the same period in 2016 is as follows (in millions, except per share and percentages):

	Three-month period ended March 31,
Statement of Earnings	2017	2016	Change
Revenues from consolidated clean coal production plants	$340.3	$282.0	$58.3
Royalty income from clean coal licenses	11.9	13.1	(1.2)
Loss from unconsolidated clean coal production plants	(0.4)	(0.3)	(0.1)
Other net revenues	(0.2)	0.8	(1.0)

Total revenues	351.6	295.6	56.0

Cost of revenues from consolidated clean coal production plants	366.9	304.4	62.5
Compensation	24.3	23.7	0.6
Operating	11.6	5.9	5.7
Interest	29.9	25.8	4.1
Depreciation	7.2	4.1	3.1

Total expenses	439.9	363.9	76.0

Loss before income taxes	(88.3)	(68.3)	(20.0)
Benefit for income taxes	(63.7)	(45.3)	(18.4)

Net earnings	(24.6)	(23.0)	(1.6)
Net earnings attributable to noncontrolling interests	6.8	6.9	(0.1)

Net earnings attributable controlling interests	$(31.4)	$(29.9)	$(1.5)

Diluted net earnings per share	$(0.17)	$(0.17)	$—

Identifiable assets at March 31	$1,666.9	$1,340.3

EBITDAC
Net earnings	$(24.6)	$(23.0)	$(1.6)
Benefit for income taxes	(63.7)	(45.3)	(18.4)
Interest	29.9	25.8	4.1
Depreciation	7.2	4.1	3.1

EBITDAC	$(51.2)	$(38.4)	$(12.8)

Revenues - Revenues in the corporate segment consist of the following:

•	Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations of the related plants, including those that are currently not operating. When we relinquish control in connection with the sale of majority ownership interests in our investments, we deconsolidate these operations.

The increase in revenues from consolidated clean coal production plants for the three-month period ended March 31, 2017, compared to the same periods in 2016, was due to increased production.

•	Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of March 31, 2017, we held a 46.5% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The decrease in royalty income in the three-month period ended March 31, 2017, compared to the same period in 2016, was due to a reduction in production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod in the three-month periods ended March 31, 2017 and 2016, were $0.8 million and $0.6 million, respectively.

•	Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants. The production of refined coal generates pretax operating losses.

The losses in the three-month period ended March 31, 2017 and 2016 were low because the vast majority of our operations are consolidated.

Other net revenues include the following: In the three-month period ended March 31, 2017, we recorded a $0.2 million equity accounting loss related to one of our legacy investments. In the three-month period ended March 31, 2016, we recorded $0.8 million of rental income related to our new headquarters facility.

Cost of revenues - Cost of revenues from consolidated clean coal production plants, consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities. The increase in the three-month period ended March 31, 2017, compared to the same period in 2016, was due to increased production.

Compensation expense - Compensation expense in the three-month periods ended March 31, 2017 and 2016, respectively, includes salary and benefit expenses of $6.2 million and $4.8 million and incentive compensation of $18.1 million and $18.9 million, respectively. The increase in salary and benefits expense for the three-month period ended March 31, 2017 compared to the same period in 2016, was due primarily to increased staffing and salary increases. The decrease in incentive compensation for the three-month period ended March 31, 2017 compared to the same period in 2016 was due primarily to clean-energy.

Operating expenses - Operating expense in the three-month period ended March 31, 2017 includes banking and related fees of $0.8 million, external professional fees and other due diligence costs related to acquisitions of $2.6 million, other corporate and clean energy related expenses of $0.4 million, a biennial company-wide meeting ($2.2 million), corporate related marketing costs ($2.1 million), expenses of $1.7 million for systems and consulting related to implementation of the new revenue recognition accounting rules and lease abandonment and move expenses related to our new headquarters facility ($1.8 million).

Operating expense in the three-month period ended March 31, 2016 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to acquisitions of $1.4 million, other corporate and clean energy related expenses of $0.7 million, a biennial company-wide meeting ($1.2 million) and corporate related marketing costs ($1.9 million).

Interest expense - The increase in interest expense for the three-month period ended March 31, 2017, compared to the same period in 2016, was due to the following:

Change in interest expense related to:	2017 / 2016
Interest on borrowings from our Credit Agreement	$0.9
Interest on the $275.0 million note funded on June 2, 2016	3.1
Interest on the $50.0 million 2016 maturity of the Series B Note that was paid off on November 30, 2016	(0.8)
Interest on the $100.0 million note funded on December 1, 2016	0.9

Net change in interest expense	$4.1

The capitalization of interest costs related to the purchase and development of our new headquarters building was completed as of January 2017.

Depreciation - Depreciation expense in the three-month periods ended March 31, 2017 increased compared to the same period in 2016, and relates to new clean energy plants and the new corporate headquarters facility.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRS Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. Our consolidated effective tax rate for the three-month period ended March 31, 2017 was (29.6)% compared to (3.9)% for the same period in 2016. The tax rates for March 31, 2017 and 2016 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the period. There were $23.4 million and $17.7 million of tax credits recognized in the three-month periods ended March 31, 2017 and 2016, respectively. There were $51.0 million and $40.7 million of tax credits produced in the three-month periods ended March 31, 2017 and 2016, respectively. Also, impacting the benefit for the income taxes line is the adoption of a new accounting pronouncement, whereby it requires that the income tax effects of awards be recognized in the income statement when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. The income tax benefit of stock based awards that vested or were settled in first quarter 2017 were $8.2 million.

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

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2017 and 2016 include non-controlling interest earnings of $8.0 million and $8.5 million respectively related to our investment in Chem-Mod LLC. As of March 31, 2017 and 2016, we held a 46.5% controlling interest in Chem-Mod. Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides information that we believe is helpful when comparing our operating results for the three-month periods ended March 31, 2017 and 2016 for the corporate segment (in millions):

Three-Month Periods Ended March 31,	2017			2016
	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss) Attributable to Controlling Interests	Pretax Earnings (Loss)	Income Tax Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(30.7)	$12.3	$(18.4)	$(26.3)	$10.5	$(15.8)
Clean energy related (1)	(40.4)	39.5	(0.9)	(33.9)	31.2	(2.7)
Acquisition costs	(2.7)	0.7	(2.0)	(1.7)	0.3	(1.4)
Corporate	(11.8)	8.5	(3.3)	(8.6)	2.3	(6.3)
Litigation settlement related expenses	(5.5)	1.1	(4.4)	(4.7)	1.0	(3.7)
Home office lease termination/move	(4.0)	1.6	(2.4)	—	—	—

Reported second quarter	(95.1)	63.7	(31.4)	(75.2)	45.3	(29.9)
Litigation settlement related expenses	5.5	(1.1)	4.4	4.7	(1.0)	3.7
Home office lease termination/move	4.0	(1.6)	2.4	—	—	—

Adjusted second quarter	$(85.6)	$61.0	$(24.6)	$(70.5)	$44.3	$(26.2)

(1)	Pretax earnings (loss) for the first quarter are presented net of amounts attributable to noncontrolling interests of $6.8 million in 2017 and $6.9 million in 2016.

Interest and banking costs includes expenses related to our debt. Clean energy related includes the operating results related to our investments in clean coal production plants and Chem-Mod. Acquisition costs include professional fees, due diligence and other costs incurred related to our acquisitions. Corporate consists of overhead allocations mostly related to corporate staff compensation and other corporate level activities, costs related to a biennial company-wide award, cross-selling and motivational meeting for our production staff and field management, expenses related to our new corporate headquarters, corporate related marketing costs and expenses for systems and consulting related to the implementation of the new revenue recognition accounting rules.

Corporate - During first quarter 2017, we incurred approximately $2.1 million of pre-tax costs related to implementing a new accounting standard related to how companies recognize revenue, which will be effective beginning in January 2018. We expect to spend a similar amount for each of the next five quarters. These charges will be presented in the corporate segment. A new accounting pronouncement, ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, was effective January 1, 2017. It requires that the income tax effects of awards be recognized in the income statement (in the Income Tax Benefit column above) when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. The income tax benefit of stock based awards that vested or were settled in first quarter 2017 was $8.2 million and is included in the table above in the Corporate line. The income tax benefit of stock based awards that vested or were settled in first quarter 2016 were $0.6 million and are not included in the Income Tax Benefit column above.

Litigation Settlement - During the third quarter of 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax gain of $31.0 million ($22.3 million net of costs and taxes). Incremental expenses that arose in connection with this matter will result in quarterly after-tax charges being incurred through June 30, 2017.

Home Office Lease Termination/Move - During first quarter 2017, we relocated our corporate office headquarters to a nearby suburb of Chicago. Move-related after tax charges were $2.4 million in the first quarter of 2017. After tax lease abandonment charges are expected to total approximately $4.0 million and $1.5 million in the second and third quarters of 2017, respectively.

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

The following table provides a summary of our clean coal plant investments as of March 31, 2017 (in millions):

		Our Tax-Effected Book Value At March 31, 2017	Additional Required Tax-Effected Capital Investment	Low Range 2017 After-tax Earnings	High Range 2017 After-tax Earnings
Investments that own 2009 Era Plants
12	Under long-term production contracts	$8.0	$—	$17.0	$19.0
2	In early stages of negotiations for long-term production contracts	—	Not Estimable	Not Estimable	Not Estimable

Investments that own 2011 Era Plants
19	Under long-term production contracts	41.9	—	83.0	89.0
1	In early stages of negotiations for long-term production contract	0.2	Not Estimable	Not Estimable	Not Estimable

Chem-Mod royalty income, net of noncontrolling interests		2.4	—	16.0	20.0

The estimated earnings information in the table reflects management’s current best estimate of the 2017 low and high ranges of after-tax earnings based on early production estimates from the host utilities, other operating assumptions, and U.S Federal income tax laws in place at March 31, 2017. However, coal-fired power plants may not ultimately produce refined fuel at estimated levels due to seasonal electricity demand, production costs, natural gas prices, weather conditions, as well as many other operational, regulatory and environmental compliance reasons. Future changes in EPA regulations or U.S. Federal income tax laws might materially impact these estimates. Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 18, 19 and 20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for a more detailed discussion of these and other factors that could impact the information above.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2016 and for the three-month period ended March 31, 2017, we relied on a combination of net cash flows from operations and proceeds from borrowings under our Credit Agreement and note purchase agreements.

Cash provided by operating activities was $169.7 million and $100.0 million for the three-month periods ended March 31, 2017 and 2016, respectively. The increase in cash provided by operating activities during the three-month period ended March 31, 2017 compared to the same period in 2016 was partially due to timing differences in the receipts and disbursements of client fiduciary related balances in 2017 compared to 2016. The following table summarizes three lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances in our consolidated statement of cash flows for the three-month period ended March 31, 2017 with the same period in 2016 (in millions):

	Three-month period ended March 31,
	2017	2016
Change in restricted cash	$154.2	$92.8
Change in premiums receivable	(206.3)	(60.8)
Change in premiums payable	(30.1)	(114.2)

Net cash provided by client fiduciary related balances	$(82.2)	$(82.2)

In addition, cash provided by operating activities for the three-month period ended March 31, 2017 was favorably impacted by timing differences in the payment of accrued liabilities compared to the same period in 2016. In addition, we had an unrealized foreign currency measurement gain of $29.0 million in 2017 compared to an unrealized foreign currency measurement loss of $7.2 million for the same period in 2016. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted by the amount of IRC Section 45 tax credits recognized compared to the amount of tax credits actually used during the respective periods. Excess tax credits produced during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities. Please see “Clean energy investments” below for more information on their potential future impact on cash provided by operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $187.8 million and $169.4 million for the three-month periods ended March 31, 2017 and 2016, respectively. Net earnings attributable to controlling interest were $55.7 million and $46.5 million for the three-month periods ended March 31, 2017 and 2016, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2017 plan year nor were we required to make any minimum contributions to the plan for the 2016 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the three-month periods ended March 31, 2017 and 2016. We are not considering making additional discretionary contributions to the plan in 2017, but may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $29.3 million and $61.9 million for the three-month periods ended March 31, 2017 and 2016, respectively. In 2017, we expect total expenditures for capital improvements to be approximately $135.0 million, part of which is related to expenditures on our new corporate headquarters building (approximately $20.0 million), office moves and expansions and updating computer systems and equipment. Relating to the development of our new corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state Edge tax credit. Incentives from these two programs could total between $60.0 million and $80.0 million over a fifteen-year period starting in late 2016 for the Edge tax credit and 2017 for the tax-increment financing note.

Acquisitions - Cash paid for acquisitions, net of cash acquired, were $145.0 million and $44.5 million in the three-month periods ended March 31, 2017 and 2016, respectively. In addition, during the three-month period ended March 31, 2017, we issued 0.3 million shares ($13.6 million) of our common stock as payment for a portion of the total consideration paid for 2017 acquisitions and earnout payments made in 2017. During the three-month period ended March 31, 2016, we issued 0.5 million shares ($20.2 million) of our common stock as payment for consideration paid for 2016 acquisitions and earnout payments made in 2016. We completed twelve acquisitions and eight acquisitions in the three-month periods ended March 31, 2017 and 2016, respectively. Annualized revenues of businesses acquired in the three-month periods ended March 31, 2017 and 2016 totaled approximately $62.5 million and $30.0 million, respectively. We expect to use cash from operations and debt to fund all or a portion of acquisitions we complete through the remainder of 2017.

Dispositions - During the three-month periods ended March 31, 2017 and 2016, we sold several books of business and recognized one-time gains of $1.4 million and $2.2 million, respectively. We received cash proceeds of $1.4 million and $1.7 million related to the 2017 and 2016 transactions, respectively.

Clean Energy Investments - During the period 2009 through 2017, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2017 annual after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2017, is $116.0 million to $128.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2017. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remains as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2017 through at least 2021. While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 48 and 49 for a more detailed description of these investments and their risks and uncertainties.

Cash Flows From Financing Activities

On April 8, 2016, we entered into an amendment and restatement to our multicurrency credit agreement dated September 19, 2013 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from September 19, 2018 to April 8, 2021 and increased the revolving credit commitment from $600.0 million to $800.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,100.0 million. At March 31, 2017, $395.0 million of borrowings were outstanding under the Credit Agreement. Due to borrowings and $21.1 million of outstanding letters of credit, $383.9 million remained available under the Credit Agreement at March 31, 2017.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the three-month period ended March 31, 2017, we borrowed $955.0 million and repaid $838.0 million under our Credit Agreement. In the three-month period ended March 31, 2016 we borrowed $332.0 million and repaid $221.0 million under the Credit Agreement. Principal uses of the 2017 and 2016 borrowings were to fund acquisitions, make earnout payments related to acquisitions and for general corporate purposes.

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$150.0 million and NZ$35.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2017. At March 31, 2017, $104.4 million of borrowings were outstanding under the Premium Financing Debt Facility.

At March 31, 2017, we had $2,845.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into during the period from 2007 to 2017, plus our credit facility, and a cash and cash equivalent balance of $564.0 million. See Note 6 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

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

Consistent with past practice, we anticipate closing private placements of debt around August 2017, primarily to fund the $300.0 million of private placement debt that matures on August 3, 2017. We have entered into pre-issuance hedging transaction related to $250.0 million of new private placements. The net value of those hedges will be amortized over the life of the new debt.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at March 31, 2017.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2017, we declared $70.3 million in cash dividends on our common stock, or $0.39 per common share, a 3% increase over the three-month period ended March 31, 2016. On April 26, 2017, we announced a quarterly dividend for second quarter 2017 of $0.39 per common share. This dividend level in 2017 will result in annualized net cash used by financing activities in 2017 of approximately $279.3 million (based on the number of outstanding shares as of March 31, 2017) or an anticipated increase in cash used of approximately $7.1 million compared to 2016. We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2016, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any shares under this registration statement. On April 2, 2015, we filed a shelf registration statement on Form S-4 with the SEC, registering 8.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At March 31, 2017, 0.8 million shares remained available for issuance under this registration statement. On November 15, 2016, we filed another shelf registration statement on Form S-4 with the SEC, registering an additional 10.0 million shares of our common stock, none of which had been issued as of March 31, 2017.

At-the-Market Equity Program - On November 20, 2013, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to $200 million (of which $15.6 million is remaining) of our common stock through Morgan Stanley as sales agent. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended March 31, 2017, we did not sell shares of our common stock under the program.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in 2008, for up to 10,000,000 shares. During the three-month period ended March 31, 2017, we did not repurchase any shares under the plan (7.7 million shares remain available). The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the three-month periods ended March 31, 2017 and 2016, were $20.3 million and $6.8 million, respectively. On May 13, 2014, our stockholders approved the 2014 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2011 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 2.3 million shares (less any shares of restricted stock issued under the LTIP – 0.4 million shares of our common stock were available for this purpose as of March 31, 2017) were available for grant under the LTIP at March 31, 2017. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the three-month periods ended March 31, 2017 and 2016, and we believe this favorable trend will continue in the foreseeable future.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 13 to our unaudited consolidated financial statements for a discussion of these obligations and commitments. In addition, see Note 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Notes 6, 11 and 13 to the unaudited consolidated financial statements for a discussion of our off-balance sheet arrangements. In addition, see Notes 7, 13 and 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2017. We did not have any material dispositions during the three-month periods ended March 31, 2017 and 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2017 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at March 31, 2017 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2017.

At March 31, 2017, we had $2,450.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at March 31, 2017 was $2,554.1 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of this analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at March 31, 2017 and the resulting fair values would have been $246.7 million higher than their carrying value (or $2,696.7 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point increase in our weighted average borrowing rate at March 31, 2017 and the resulting fair values would have been $27.9 million lower than their carrying value (or $2,422.1 million).

As of March 31, 2017, we had $395.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at March 31, 2017, and the resulting fair value is not materially different from their carrying value.

At March 31, 2017, we had $104.4 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at March 31, 2017, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our

Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and South American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2017 (a weakening of the U.S. dollar), earnings before income taxes would have decreased by approximately $0.1 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2017 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $1.5 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the three-month periods ended March 31, 2017 and 2016, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2017) and disbursements (in 2016) through various future payment dates. In addition, during the three-month periods ended March 31, 2017 and 2016, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and India currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. In the three-month period ended March 31, 2017 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the three-month periods ended March 31, 2017 and 2016. See Note 14 to our unaudited consolidated financial statements for the changes in fair value of the derivative instruments reflected in comprehensive earnings at March 31, 2017.

Item 4.	Controls and Procedures

As of March 31, 2017, our management, including our chief executive officer and chief financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act, as amended). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

There has been no change in our internal control over financial reporting during the three-month period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

Please see the information set forth in Note 13 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 1A.	Risk Factors

The risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 should be considered alongside the information contain in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 through January 31, 2017	—	$—	—	7,735,489
February 1 through February 28, 2017	11,407	56.24	—	7,735,489
March 1 through March 31, 2017	394,549	56.49	—	7,735,489

Total	405,956	$56.49	—

(1)	Amounts in this column include shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 9 to the unaudited consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the first quarter of 2017, we instructed the rabbi trustee for the DEPP and the DCPP to reinvest dividends paid into the plans in our common stock and to purchase our common stock using the cash that was funded into these plans related to the 2017 awards under the DEPP sub-plans. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax or after-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.

(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.
(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008 and approved the repurchase of 10,000,000 shares). The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 5.	Other Information

Disclosure pursuant to Section 13(r) of the Exchange Act

In first quarter 2017, our U.K. domiciled subsidiary, Arthur J. Gallagher (UK) Limited (AJGUK), acted as insurance broker and advised clients in obtaining insurance coverage for activities related to Iran’s oil, gas and petroleum industries. AJGUK assisted clients in obtaining insurance reinsurance and retrocession coverage for a variety of activities in Iran, including insurance coverage for:

•	The supply and transport of oil, crude oil, heavy fuel oil and gas to and from Iran;

•	The docking and loading of oil shipments in Iran;

•	The operation of vessels providing support services to offshore oil platforms that supply oil to Iran; and

•	Other closely related activities pertaining to the supply and transportation of oil to and from Iran.

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

The activities described above were conducted in full compliance with General License H. AJGUK generated total gross revenue of approximately $1,115 (in actual dollars) and net profit of approximately $201 (in actual dollars) from these activities.

AJGUK intends to continue acting as an insurance broker in connection with insurance coverages authorized by General License H.

Item 6.	Exhibits

Filed with this Form 10-Q

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-Q

10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan amended and restated as of January 18, 2017 (incorporated by reference to the same exhibit number to our Form 10 K Annual Report for 2016, File No. 1-09761).

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: April 28, 2017	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended March 31, 2017

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