Form 10-Q
period 2017-06-30
GALLAGHER ARTHUR J & CO
filed 2017-07-28
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

or

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

`(Address of principal executive offices) (Zip code)

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of June 30, 2017 was approximately 180,164,000.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2017	2016	2017	2016
Commissions	$690.2	$663.4	$1,280.7	$1,229.4
Fees	410.9	374.6	781.4	712.8
Supplemental commissions	41.5	38.6	76.0	71.5
Contingent commissions	29.5	25.1	82.9	80.3
Investment income	13.6	12.5	24.4	22.8
Gains on books of business sales	1.1	1.4	2.5	3.6
Revenues from clean coal activities	376.4	311.9	728.2	606.7
Other net (losses) revenues	0.2	(0.4)	—	0.4

Total revenues	1,563.4	1,427.1	2,976.1	2,727.5

Compensation	675.7	631.0	1,333.3	1,253.1
Operating	211.6	204.6	412.0	409.1
Cost of revenues from clean coal activities	397.1	325.0	764.0	629.4
Interest	31.6	27.2	61.5	53.0
Depreciation	30.2	26.0	59.7	50.7
Amortization	65.1	62.6	129.4	121.9
Change in estimated acquisition earnout payables	5.1	13.2	16.9	17.1

Total expenses	1,416.4	1,289.6	2,776.8	2,534.3

Earnings before income taxes	147.0	137.5	199.3	193.2
Benefit for income taxes	(33.4)	(18.2)	(48.9)	(20.4)

Net earnings	180.4	155.7	248.2	213.6
Net earnings attributable to noncontrolling interests	8.5	5.7	20.6	17.1

Net earnings attributable to controlling interests	$171.9	$150.0	$227.6	$196.5

Basic net earnings per share	$0.96	$0.85	$1.27	$1.11

Diluted net earnings per share	0.95	0.84	1.26	1.10

Dividends declared per common share	0.39	0.38	0.78	0.76

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended June 30,		Six-month period ended June 30,
	2017	2016	2017	2016
Net earnings	$180.4	$155.7	$248.2	$213.6
Change in pension liability, net of taxes	1.4	2.8	2.6	3.6
Foreign currency translation	33.9	(59.1)	92.3	(71.8)
Change in fair value of derivative investments, net of taxes	2.3	(11.8)	8.8	(12.8)

Comprehensive earnings	218.0	87.6	351.9	132.6
Comprehensive earnings attributable to noncontrolling interests	8.9	8.1	22.6	22.3

Comprehensive earnings attributable to controlling interests	$209.1	$79.5	$329.3	$110.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	June 30, 2017	December 31, 2016
	(Unaudited)
Cash and cash equivalents	$587.8	$545.5
Restricted cash	1,481.1	1,392.1
Premiums and fees receivable	2,374.2	1,844.8
Other current assets	664.1	633.7

Total current assets	5,107.2	4,416.1

Fixed assets - net	387.6	377.6
Deferred income taxes	861.9	796.5
Other noncurrent assets	561.3	504.3
Goodwill - net	3,989.0	3,767.8
Amortizable intangible assets - net	1,662.6	1,627.3

Total assets	$12,569.6	$11,489.6

Premiums payable to insurance and reinsurance companies	$3,546.4	$2,996.1
Accrued compensation and other accrued liabilities	711.1	772.1
Unearned fees	74.0	69.0
Other current liabilities	58.5	70.9
Premium financing debt	100.0	125.6
Corporate related borrowings - current	368.0	578.0

Total current liabilities	4,858.0	4,611.7

Corporate related borrowings - noncurrent	2,644.8	2,144.6
Other noncurrent liabilities	1,156.8	1,077.5

Total liabilities	8,659.6	7,833.8

Stockholders’ equity:
Common stock - issued and outstanding 180.2 shares in 2017 and 178.3 shares in 2016	180.2	178.3
Capital in excess of par value	3,323.5	3,265.5
Retained earnings	1,002.9	916.4
Accumulated other comprehensive loss	(661.9)	(763.6)

Stockholders’ equity attributable to controlling interests	3,844.7	3,596.6
Stockholders’ equity attributable to noncontrolling interests	65.3	59.2

Total stockholders’ equity	3,910.0	3,655.8

Total liabilities and stockholders’ equity	$12,569.6	$11,489.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended June 30,
	2017	2016
Cash flows from operating activities:
Net earnings	$248.2	$213.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(2.7)	(3.1)
Depreciation and amortization	189.1	172.6
Change in estimated acquisition earnout payables	16.9	17.1
Amortization of deferred compensation and restricted stock	16.9	14.6
Stock-based and other noncash compensation expense	8.5	7.1
Payments on acquisition earnouts in excess of original estimates	(16.9)	(15.6)
Effect of changes in foreign exchange rates	0.5	(1.3)
Net change in restricted cash	(55.5)	(54.4)
Net change in premiums receivable	(478.7)	(423.4)
Net change in premiums payable	445.1	473.7
Net change in other current assets	(17.4)	(25.9)
Net change in accrued compensation and other accrued liabilities	(77.0)	(82.3)
Net change in fees receivable/unearned fees	(11.9)	12.8
Net change in income taxes payable	(11.6)	(7.1)
Net change in deferred income taxes	(72.9)	(62.0)
Net change in other noncurrent assets and liabilities	(18.4)	(67.8)
Unrealized foreign currency remeasurement gain (loss)	43.2	(39.2)

Net cash provided by operating activities	205.4	129.4

Cash flows from investing activities:
Net additions to fixed assets	(65.6)	(103.1)
Cash paid for acquisitions, net of cash acquired	(225.2)	(97.3)
Net proceeds from sales of operations/books of business	2.6	3.1
Net funding of investment transactions	(6.3)	(12.0)

Net cash used by investing activities	(294.5)	(209.3)

Cash flows from financing activities:
Payments on acquisition earnouts	(25.8)	(30.7)
Proceeds from issuance of common stock	34.9	20.9
Tax impact from issuance of common stock	—	3.1
Repurchases of common stock	—	(101.0)
Payments to noncontrolling interests	(15.5)	(17.0)
Dividends paid	(141.6)	(136.4)
Net borrowings on premium financing debt facility	(31.3)	(39.5)
Borrowings on line of credit facility	2,110.0	1,022.5
Repayments on line of credit facility	(2,070.0)	(982.5)
Net borrowings of corporate related long-term debt	250.0	276.0
Settlements on terminated interest rate swaps	8.3	—

Net cash provided by financing activities	119.0	15.4

Effect of changes in foreign exchange rates on cash and cash equivalents	12.4	(4.8)

Net increase (decrease) in cash and cash equivalents	42.3	(69.3)
Cash and cash equivalents at beginning of period	545.5	480.4

Cash and cash equivalents at end of period	$587.8	$411.1

Supplemental disclosures of cash flow information:
Interest paid	$61.9	$54.2
Income taxes paid	38.8	39.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2016	178.3	$178.3	$3,265.5	$916.4	$(763.6)	$59.2	$3,655.8
Net earnings	—	—	—	227.6	—	20.6	248.2
Purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(15.7)	(15.7)
Change in pension liability, net of taxes of $1.7 million	—	—	—	—	2.6	—	2.6
Foreign currency translation	—	—	—	—	90.3	2.0	92.3
Change in fair value of derivative instruments, net of taxes of $1.7 million	—	—	—	—	8.8	—	8.8
Compensation expense related to stock option plan grants	—	—	8.5	—	—	—	8.5
Common stock issued in:
Five purchase transactions	0.5	0.5	27.7	—	—	—	28.2
Stock option plans	0.9	0.9	26.2	—	—	—	27.1
Employee stock purchase plan	0.2	0.2	7.6	—	—	—	7.8
Deferred compensation and restricted stock	0.3	0.3	(12.0)	—	—	—	(11.7)
Cash dividends declared on common stock	—	—	—	(141.1)	—	—	(141.1)

Balance at June 30, 2017	180.2	$180.2	$3,323.5	$1,002.9	$(661.9)	$65.3	$3,910.0

See notes to consolidated financial statements.

Notes to June 30, 2017 Consolidated Financial Statements (Unaudited)

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2016, except as disclosed in Note 2, and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016. In the preparation of our unaudited consolidated financial statements as of June 30, 2017, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

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

Intangibles – Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 of the goodwill impairment test, which required us to determine the implied fair value of goodwill by allocating the reporting unit’s fair value to each of its assets and liabilities as if the reporting unit was acquired in a business acquisition. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The new guidance is effective beginning January 1, 2020, with early adoption permitted, and will be applied on a prospective basis. The new guidance currently has no impact on our consolidated financial statements; however, we will evaluate the impact of this updated guidance on future annual or interim goodwill impairment tests performed.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this new accounting guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This new guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for first quarter 2019, and requires a modified retrospective adoption, with early adoption permitted.

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

Stock Compensation

In May 2017 the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This new accounting guidance provides information about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. We do not expect that the adoption of this new guidance will have a material impact on our consolidated financial statements as we historically have not made changes to the terms or conditions of an outstanding share-based payment award.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, (ASU 2016-09). This new accounting guidance requires that companies recognize the income tax effects of awards in the income statement when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. ASU 2016-09 provides that this requirement be applied prospectively. As it relates to forfeitures, the guidance allows for companies to choose whether to continue to estimate forfeitures or account for forfeitures as they occur. This new guidance was effective in first quarter 2017 and has been applied by us. Due to the adoption of the new guidance, we recognized the income tax benefit of stock based awards that vested or were settled in the three-month and six-month periods ended June 30, 2017 of $1.9 million and $10.1 million, respectively, in our consolidated statement of earnings. The income tax benefit of stock based awards that vested or were settled in the three-month and six-month periods ended June 30, 2016 were $2.5 million and $3.1 million, respectively, that was recognized in our consolidated stockholders’ equity. Additionally, our consolidated statement of cash flows now presents excess tax benefits as an operating activity, rather than as a financing activity, applied prospectively. Finally, we elected to continue to estimate forfeitures based on historical data and recognize forfeitures over the vesting period of the award.

Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, (ASU 2016-15). The amendments in ASU 2016-15 address several specific cash flow issues and apply to all entities that are required to present a statement of cash flows under ASC 230, Statement of Cash Flows. This new guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. We early adopted this guidance in first quarter 2017.

The adoption of this guidance resulted in a change to our classification whereby contingent payments on acquisitions that are up to the acquisition date fair value have been presented in financing activities and those payments in excess of the acquisition date fair value have been presented in operating activities. Historically these payments have all been included in investing activities. Accordingly, in our June 30, 2016 consolidated statement of cash flows, we reclassified $15.6 million and $30.7 million of payments from investing activities to operating activities and financing activities, respectively, to conform to the current year presentation. The modifications can be seen in our statement of cash flows.

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

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new accounting guidance addresses the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities. We are currently assessing the impact that adopting this new guidance will have on our consolidated financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606, which will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the new accounting guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for us in first quarter 2018, and early adoption is permitted beginning in first quarter 2017. Two methods of transition are permitted upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard. We will adopt this new guidance in first quarter 2018. We are evaluating both methods of transition; however, we currently anticipate adopting the new guidance using the full retrospective method to restate each prior reporting period presented.

A preliminary assessment to determine the impacts of the new accounting standard has been performed. We are currently implementing new accounting and operational processes which are a result of the new guidance, but we are unable to provide information on quantitative impacts at this time. We anticipate this standard will have a material impact on individual lines in our consolidated financial statements, but we do not expect it will have as material an impact on our results of operations on an annual basis. The primary impacts of the new standard to our product and service lines are anticipated to be as follows:

Brokerage segment

Revenue - We currently recognize revenue for certain of our brokerage activities, such as direct bill and contingent commission revenue, over a period of time either due to the transfer of value to our customers or as the remuneration becomes determinable. Under the new guidance, these revenues will be substantially recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the customer. Conversely under the new guidance we may need to defer certain revenues to reflect delivery of services over the contract period. As a result, revenue from certain arrangements will be recognized in earlier periods under the new guidance in comparison to our current accounting policies, and others will be recognized in later periods. We have not yet identified the net effect of all of these changes on the timing and amount of revenue recognized for annual and interim periods.

Expense - Amendments to ASC Topic 340, Other Assets and Deferred Costs, require the capitalization of costs to obtain and costs to fulfill customer contracts, which are currently expensed as incurred. The assets recognized for the costs to obtain and/or fulfill a contract will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates. We are currently determining the nature of and quantifying the costs that would qualify for capitalization, and the amount of amortization that will be recognized in each period.

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

During the six-month period ended June 30, 2017, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Construction Risk Solutions, LLC (CRS) January 1, 2017	—	$—	$27.9	$—	$3.1	$4.4	$35.4	$10.0
Hill, Chesson & Woody (HCW) January 1, 2017	—	—	34.8	—	0.7	15.9	51.4	24.4
Presidio Group, Inc. (PG) January 1, 2017	—	—	41.8	—	4.8	7.0	53.6	15.0
Commercial Insurance Brokers (CIB) April 1, 2017	—	—	17.7	—	2.0	0.7	20.4	3.6
Williams - Mannny Insurance Group (WMI) May 1, 2017	170	9.8	28.2	—	2.0	3.9	43.9	11.5
Eighteen other acquisitions completed in 2017	245	12.3	64.2	—	5.4	18.8	100.7	46.3

	415	$22.1	$214.6	$—	$18.0	$50.7	$305.4	$110.8

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition. We record escrow deposits that are returned to us as a result of adjustments to net assets acquired as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 4.0% to 17.0% for our 2017 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.5% to 9.0% for all of our 2017 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended June 30, 2017 and 2016, we recognized $5.2 million and $4.0 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the six-month periods ended June 30, 2017 and 2016, we recognized $10.3 million and $8.2 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended June 30, 2017 and 2016, we recognized $0.1 million of income and $9.2 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 46 and 27 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2017 and 2016, we recognized $6.6 million and $8.9 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 65 and 57 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $564.1 million as of June 30, 2017, of which $267.9 million was recorded in our consolidated balance sheet as of June 30, 2017, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the six-month period ended June 30, 2017 (in millions):

						Eighteen Other
	CRS	HCW	PG	CIB	WMI	Acquisitions	Total
Cash	$—	$—	$—	$0.1	$0.3	$4.2	$4.6
Other current assets	3.6	2.1	2.4	3.6	1.8	6.3	19.8
Fixed assets	—	—	0.5	0.1	0.3	0.8	1.7
Noncurrent assets	—	0.2	—	—	—	—	0.2
Goodwill	20.3	29.9	25.6	7.4	17.3	53.9	154.4
Expiration lists	14.6	19.2	27.9	13.2	24.9	48.9	148.7
Non-compete agreements	0.1	0.1	0.1	0.1	0.9	1.6	2.9

Total assets acquired	38.6	51.5	56.5	24.5	45.5	115.7	332.3

Current liabilities	3.2	0.1	2.9	4.1	1.6	7.6	19.5
Noncurrent liabilities	—	—	—	—	—	7.4	7.4

Total liabilities assumed	3.2	0.1	2.9	4.1	1.6	15.0	26.9

Total net assets acquired	$35.4	$51.4	$53.6	$20.4	$43.9	$100.7	$305.4

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $154.4 million, $148.7 million and $2.9 million, respectively, within the brokerage and risk management segments.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3.0% to 3.3% and 5.0% to 8.0%, respectively, for our 2016 and 2017 acquisitions for which valuations were performed in 2017. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 12.0% to 14.0% for our 2016 and 2017 acquisitions for which valuations were performed in 2017. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

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

Of the $148.7 million of expiration lists and $2.9 million of non-compete agreements related to our acquisitions made during the six-month period ended June 30, 2017, $23.2 million and $1.4 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $7.6 million, and a corresponding amount of goodwill, in the six-month period ended June 30, 2017, related to nondeductible amortizable intangible assets.

Our consolidated financial statements for the six-month period ended June 30, 2017 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2016 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2017	2016	2017	2016
Total revenues	$1,566.7	$1,453.7	$2,991.2	$2,781.5
Net earnings attributable to controlling interests	172.4	148.1	228.2	195.8
Basic net earnings per share	0.96	0.83	1.27	1.10
Diluted net earnings per share	0.95	0.83	1.26	1.10

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2016, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the six-month period ended June 30, 2017 totaled approximately $105.0 million. For the six-month period ended June 30, 2017, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the six-month period ended June 30, 2017 in the aggregate, were $37.5 million and $1.3 million, respectively.

4.	Other Current Assets

Major classes of other current assets consist of the following (in millions):

	June 30,	December 31,
	2017	2016

Premium finance advances and loans	$257.0	$241.2
Accrued supplemental, direct bill and other receivables	181.4	177.2
Refined coal production related receivables	147.0	136.9
Prepaid expenses	78.7	78.4

Total other current assets	$664.1	$633.7

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

5.	Intangible Assets

The carrying amount of goodwill at June 30, 2017 and December 31, 2016 allocated by domestic and foreign operations is as follows (in millions):

		Risk
At June 30, 2017	Brokerage	Management	Corporate	Total

United States	$2,250.7	$23.5	$—	$2,274.2
United Kingdom	692.4	6.8	—	699.2
Canada	295.8	—	—	295.8
Australia	405.8	—	—	405.8
New Zealand	214.9	9.8	—	224.7
Other foreign	86.4	—	2.9	89.3

Total goodwill - net	$3,946.0	$40.1	$2.9	$3,989.0

At December 31, 2016

United States	$2,115.0	$23.5	$—	$2,138.5
United Kingdom	662.2	4.3	—	666.5
Canada	292.2	—	—	292.2
Australia	382.7	—	—	382.7
New Zealand	205.0	0.3	—	205.3
Other foreign	79.8	—	2.8	82.6

Total goodwill - net	$3,736.9	$28.1	$2.8	$3,767.8

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2017 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total

Balance as of December 31, 2016	$3,736.9	$28.1	$2.8	$3,767.8
Goodwill acquired during the period	142.7	11.7	—	154.4
Goodwill adjustments due to appraisals and other acquisition adjustments	14.7	—	—	14.7
Foreign currency translation adjustments during the period	51.7	0.3	0.1	52.1

Balance as of June 30, 2017	$3,946.0	$40.1	$2.9	$3,989.0

Major classes of amortizable intangible assets at June 30, 2017 and December 31, 2016 consist of the following (in millions):

	June 30,	December 31,
	2017	2016

Expiration lists	$2,928.6	$2,757.6
Accumulated amortization - expiration lists	(1,278.5)	(1,143.0)

	1,650.1	1,614.6

Non-compete agreements	52.6	49.3
Accumulated amortization - non-compete agreements	(44.3)	(42.1)

	8.3	7.2

Trade names	24.8	24.0
Accumulated amortization - trade names	(20.6)	(18.5)

	4.2	5.5

Net amortizable assets	$1,662.6	$1,627.3

Estimated aggregate amortization expense for each of the next five years is as follows:

2017 (remaining six months)	$127.1
2018	244.7
2019	230.6
2020	214.4
2021	191.7

Total	$1,008.5

6.	Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	June 30,	December 31,
	2017	2016
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.44%, balloon due August 3, 2017	$300.0	$300.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due November 30, 2018 and November 30, 2019	100.0	100.0
Semi-annual payments of interest, fixed rate of 2.80%, balloon due June 24, 2018	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.20%, balloon due June 24, 2019	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due June 24, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due July 10, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	—
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	—
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	—

Total Note Purchase Agreements	2,700.0	2,450.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires April 8, 2021	318.0	278.0

Premium Financing Debt Facility - expires May 18, 2019:
Periodic payments of interest and principal, Interbank rates plus 1.05% for Facility B; plus 0.55% for Facilities C and D
Facility B
AUD denominated tranche	79.6	100.7
NZD denominated tranche	5.8	9.0
Facility C and D
AUD denominated tranche	7.1	5.6
NZD denominated tranche	7.5	10.3

Total Premium Financing Debt Facility	100.0	125.6

Total corporate and other debt	3,118.0	2,853.6

Less unamortized debt acquisition costs on Note Purchase Agreements	(5.2)	(5.4)

Net corporate and other debt	$3,112.8	$2,848.2

On June 13, 2017, we announced that we plan to close offerings of $648.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate), $250.0 million on June 27, 2017 and the remainder in early August 2017, which will be used in part to repay our August 2017 debt maturity. The weighted average maturity of the $598.0 million of senior fixed rate notes is 11.6 years and their weighted average interest rate is 4.04% after giving effect to hedging gains. On June 27, 2017, we completed funding of $250.0 million of the $648.0 million private placement debt transactions noted above, with a weighted average interest rate of 4.19%. In 2016 and 2017, we entered into pre-issuance interest rate hedging transactions related to the $300.0 million August 3, 2017 maturity private placement. We realized a cash gain of approximately $8.3 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

7.	Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2017	2016	2017	2016
Net earnings attributable to controlling interests	$171.9	$150.0	$227.6	$196.5

Weighted average number of common shares outstanding	179.9	177.4	179.4	177.2
Dilutive effect of stock options using the treasury stock method	1.7	0.9	1.7	0.8

Weighted average number of common and common equivalent shares outstanding	181.6	178.3	181.1	178.0

Basic net earnings per share	$0.96	$0.85	$1.27	$1.11

Diluted net earnings per share	$0.95	$0.84	$1.26	$1.10

Options to purchase 1.7 million and 6.5 million shares of common stock were outstanding at June 30, 2017 and 2016, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 1.0 million and 5.4 million shares of common stock were outstanding at June 30, 2017 and 2016, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

8.	Stock Option Plans

On May 16, 2017, our stockholders approved the Arthur J. Gallagher 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved Arthur J. Gallagher & Co. 2014 Long-Term Incentive Plan. The LTIP term began May 16, 2017 and terminates on the date of the annual meeting of stockholders in 2027, unless terminated earlier by our board of directors. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. The compensation committee of our board of directors determines the participants under the LTIP. The LTIP provides for non-qualified and incentive stock options, stock appreciation rights, restricted stock, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to the LTIP limits, the compensation committee has the discretionary authority to determine the size of an award.

Shares of our common stock available for issuance under the LTIP include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under the LTIP or prior equity plans are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available for grant under the LTIP.

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million at June 30, 2017. To the extent necessary to be qualified performance-based compensation under Section 162(m) of the Internal Revenue Code (which we refer to as the IRC): (i) the maximum number of shares with respect to which options or stock appreciation rights or a combination thereof that may be granted during any calendar year to any person is 200,000; (ii) the maximum number of shares with respect to which awards other than options or stock appreciate rights that are intended to qualify as “performance-based compensation” under Section 162(m) of the Code and are denominated in shares of common stock that may be earned pursuant to such awards granted during any calendar year to any person under the LTIP will be 200,000; and (iii) the maximum amount that may be payable with respect to all awards that are intended to qualify as “performance-based compensation” under Section 162(m) of the Code and are denominated in cash granted during any calendar year to any person under the LTIP is $5.0 million.

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

During the three-month periods ended June 30, 2017 and 2016, we recognized $4.4 million and $3.8 million, respectively, of compensation expense related to our stock option grants. During the six-month periods ended June 30, 2017 and 2016, we recognized $8.5 million and $7.1 million, respectively, of compensation expense related to our stock option grants.

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

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2017 and 2016, as determined on the grant date using the Black-Scholes option pricing model, was $11.42 and $8.45, respectively.

The following is a summary of our stock option activity and related information for 2017 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2017
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	10.3	$41.40
Granted	1.7	56.85
Exercised	(1.0)	32.06
Forfeited or canceled	—	—

Ending balance	11.0	$44.62	4.35	$138.3

Exercisable at end of period	2.9	$37.54	2.19	$57.2

Ending vested and expected to vest	10.7	$44.54	4.33	$136.6

Options with respect to 16.0 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at June 30, 2017.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2017 and 2016 was $22.8 million and $8.0 million, respectively. As of June 30, 2017, we had approximately $51.9 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at June 30, 2017 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$23.76	-	$39.17	2.9	1.98	$35.91	2.3	$35.23
43.71	-	46.17	4.5	5.28	44.77	—	—
46.87	-	55.94	1.9	3.74	46.94	0.6	46.87
56.86	-	56.86	1.7	6.71	56.86	—	—

$23.76	-	$58.86	11.0	4.35	$44.62	2.9	$37.54

9.	Deferred Compensation

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

In the first quarter of each of 2017 and 2016, the compensation committee approved $14.0 million and $10.1 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in first quarter 2017 and 2016, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2017 and 2016 awards. During the three-month periods ended June 30, 2017 and 2016, we charged $3.0 million and $2.4 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2017 and 2016, we charged $4.4 million and $3.8 million, respectively, to compensation expense related to these awards.

In the first quarter of 2017 and in the second quarter of 2016, the compensation committee approved $4.0 million and $13.6 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in first quarter 2017 and second quarter 2016, respectively. During the three-month periods ended June 30, 2017 and 2016, we charged $0.5 million and $0.4 million, respectively, to compensation expense related to these awards. During the six-month period ended June 30, 2017 and 2016, we charged $0.9 million and $0.4 million, respectively, to compensation expense related to these awards. There were no distributions from the sub-plans during the six-month period ended June 30, 2017.

At June 30, 2017 and December 31, 2016, we recorded $62.2 million (related to 2.7 million shares) and $46.8 million (related to 2.4 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at June 30, 2017 and December 31, 2016 was $156.5 million and $125.5 million, respectively. During the six-month period ended June 30, 2017, there were no distributions under the DEPP. During the six-month period ended June 30, 2016, cash and equity awards with an aggregate fair value of $6.6 million were vested and distributed to executives under the Age 62 Plan.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2017 and 2016, the compensation committee approved $5.1 million and $3.1 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in second quarter 2017 and 2016, respectively. During the three-month periods ended June 30, 2017 and 2016, we charged $0.7 million and $0.4 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2017 and 2016, we charged $1.1 million and $0.7 million, respectively, to compensation expense related to these awards. There were no distributions from the DCPP during the six-month periods ended June 30, 2017 and 2016, respectively.

10.	Restricted Stock, Performance Share and Cash Awards

Restricted Stock Awards

As discussed in Note 8 to these unaudited consolidated financial statements, on May 16, 2017, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2014 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards and the related dividend equivalents are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the applicable restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason.

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At June 30, 2017, 4.0 million shares were available for grant under the LTIP for such awards.

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

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended June 30, 2017 and 2016, we recognized $6.5 million and $6.0 million, respectively, to compensation expense related to restricted stock unit awards granted in 2007 through 2017. During the six-month periods ended June 30, 2017 and 2016, we recognized $10.5 million and $10.0 million, respectively, to compensation expense related to restricted stock unit awards granted in 2007 through 2017. The total intrinsic value of unvested restricted stock units at June 30, 2017 and 2016 was $102.7 million and $75.6 million, respectively. During the six-month period ended June 30, 2017, equity awards (including accrued dividends) with an aggregate fair value of $22.3 million was vested and distributed to employees under this plan. During the six-month period ended June 30, 2016, equity awards (including accrued dividends) with an aggregate fair value of $14.2 million was vested and distributed to employees under this plan.

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

Cash Awards

On March 16, 2017, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $14.3 million in the aggregate for future grants to our officers and key employees that are denominated in units (255,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2017 provisional award will fully vest based on continuous employment through January 1, 2020. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2019, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2020. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the six-month period ended June 30, 2017 related to the 2017 provisional award under the Program.

On March 17, 2016, pursuant to the Program, the compensation committee approved provisional cash awards of $17.4 million in the aggregate for future grant to our officers and key employees that are denominated in units (397,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2016 provisional awards were similar to the terms of the 2017 provisional awards. Based on our performance for 2016, we granted 383,000 units under the Program in first quarter 2017 that will fully vest on January 1, 2019. During the three-month period ended June 30, 2017, we recognized $2.7 million to compensation expense related to these awards. During the six-month period ended June 30, 2017, we recognized $5.3 million to compensation expense related to these awards. We did not recognize any compensation expense during 2016 related to the 2016 awards.

On March 11, 2015, pursuant to the Program, the compensation committee approved provisional cash awards of $14.6 million in the aggregate for future grant to our officers and key employees that are denominated in units (315,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2015 provisional awards were similar to the terms of the 2016 provisional awards. Based on our performance for 2015, we granted 294,000 units under the Program in first quarter 2016 that will fully vest on January 1, 2018. During the three-month periods ended June 30, 2017 and 2016, we recognized $1.9 million and $1.6 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2017 and 2016, we recognized $5.0 million and $3.2 million, respectively, to compensation expense related to these awards.

On March 12, 2014, pursuant to the Program, the compensation committee approved provisional cash awards of $10.8 million in the aggregate for future grant to our officers and key employees that are denominated in units (229,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2014 provisional awards were similar to the terms of the 2015 provisional awards. Based on our performance for 2014, we granted 220,000 units under the Program in first quarter 2015 that fully vested on January 1, 2017. During the three-month period ended June 30, 2016, we recognized $1.0 million, to compensation expense related to these awards. During the six-month period ended June 30, 2016, we recognized $1.9 million, to compensation expense related to these awards.

During the six-month period ended June 30, 2017, cash awards related to the 2014 provisional award with an aggregate fair value of $9.3 million (0.2 million units in the aggregate) were vested and distributed to employees under the Program. During the six-month period ended June 30, 2016, cash awards related to the 2013 provisional award with an aggregate fair value of $11.2 million (0.2 million units in the aggregate) were vested and distributed to employees under the Program.

11.	Investments

The following is a summary of our investments, included in other noncurrent assets in the consolidated balance sheet, and the related funding commitments (in millions):

	June 30, 2017		December 31,
		Funding	2016
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
Clean-coal investments:
Controlling interest in six limited liability companies that own fourteen 2009 Era Clean Coal Plants	12.8	—	14.3
Non-controlling interest in one limited liability company that owns one 2011 Era Clean Coal Plant	0.6	—	0.7
Controlling interest in seventeen limited liability companies that own nineteen 2011 Era Clean Coal Plants	66.0	—	69.0
Other investments	3.7	0.4	3.7

Total investments	$89.1	$0.4	$93.7

12.	Derivatives and Hedging Activity

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

Interest Rate Risk Management

We enter into various long-term debt agreements. We use interest rate derivatives, typically swaps, to reduce our exposure to the effects of interest rate fluctuations on the forecasted interest rates for up to two years into the future.

We have not received or pledged any collateral related to derivative arrangements at June 30, 2017.

The notional and fair values of derivative instruments are as follows at June 30, 2017 and December 31, 2016 (in millions):

	Notional Amount		Derivatives Assets (1)		Derivative Liabilities (2)
	June 30, 2017	Dec 31, 2016	June 30, 2017	Dec 31, 2016	June 30, 2017	Dec 31, 2016

Derivatives accounted for as hedges:
Interest rate contracts	$100.0	$200.0	$0.3	$11.4	$—	$—
Foreign exchange contracts (3)	16.2	4.1	5.7	2.1	7.4	17.5

Total	$116.2	$204.1	$6.0	$13.5	$7.4	$17.5

(1)	Included within other current assets, $3.5 million and $12.5 million at June 30, 2017 and December 31, 2016, respectively, and other non-current assets, $2.5 million and $1.0 million at June 30, 2017 and December 31, 2016, respectively.
(2)	Included within other current liabilities, $5.6 million and $11.8 million at June 30, 2017 and December 31, 2016, respectively, and other non-current liabilities, $1.8 million and $5.7 million at June 30, 2017 and December 31, 2016, respectively.
(3)	Included within foreign exchange contracts at June 30, 2017 were $86.0 million of call options offset with $86.0 million of put options, and $37.4 million of buy forwards offset with $44.3 million of sell forwards. Included within foreign exchange contracts at December 31, 2016 were $78.3 million of call options offset with $78.3 million of put options, and $61.6 million of buy forwards offset with $57.5 million of sell forwards.

The amounts of derivative gains (losses) recognized in accumulated other comprehensive loss for the six-month periods ended June 30, 2017 and 2016 were as follows (in millions):

	Commission	Compensation	Operating	Interest
	Revenue	Expense	Expense	Expense	Total
June 30, 2017
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$(3.0)	$(3.0)
Foreign exchange contracts	6.0	2.0	1.4	—	9.4

Total	$6.0	$2.0	$1.4	$(3.0)	$6.4

June 30, 2016
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$(3.6)	$(3.6)
Foreign exchange contracts	(15.3)	0.1	0.1	—	(15.1)

Total	$(15.3)	$0.1	$0.1	$(3.6)	$(18.7)

The amounts of derivative gains (losses) reclassified from accumulated other comprehensive loss into income (effective portion) for the six-month periods ended June 30, 2017 and 2016 were as follows (in millions):

	Commission	Compensation	Operating	Interest
	Revenue	Expense	Expense	Expense	Total
June 30, 2017
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(5.3)	0.7	0.5	—	(4.1)

Total	$(5.3)	$0.7	$0.5	$—	$(4.1)

June 30, 2016
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(2.1)	0.1	0.1	—	(1.9)

Total	$(2.1)	$0.1	$0.1	$—	$(1.9)

We estimate that approximately $1.3 million of pretax gains currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months. The amount of gain (loss) recognized in earnings on the ineffective portion of derivatives for six-months ended June 30, 2017 and 2016 was $0.4 million and $0.3 million, respectively.

13.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at June 30, 2017 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Note purchase agreements	$300.0	$100.0	$100.0	$100.0	$75.0	$2,025.0	$2,700.0
Credit Agreement	318.0	—	—	—	—	—	318.0
Premium Financing Debt Facility	100.0	—	—	—	—	—	100.0
Interest on debt	62.4	103.6	99.2	94.8	89.8	358.4	808.2

Total debt obligations	780.4	203.6	199.2	194.8	164.8	2,383.4	3,926.2
Operating lease obligations	54.9	94.5	79.1	64.8	53.7	129.3	476.3
Less sublease arrangements	(0.7)	(0.4)	(0.1)	(0.1)	—	—	(1.3)
Outstanding purchase obligations	33.2	34.4	18.7	7.4	2.2	—	95.9

Total contractual obligations	$867.8	$332.1	$296.9	$266.9	$220.7	$2,512.7	$4,497.1

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of future payments may vary from the stated contractual obligation. Outstanding purchase commitments in the table above include $6.9 million related to expenditures on our new corporate headquarters.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at June 30, 2017. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of June 30, 2017 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2017	2018	2019	2020	2021	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$21.1	$21.1
Financial guarantees	0.1	0.2	0.2	0.2	0.2	1.1	2.0
Funding commitments	—	—	—	—	—	0.4	0.4

Total commitments	$0.1	$0.2	$0.2	$0.2	$0.2	$22.6	$23.5

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

Since January 1, 2002, we have acquired 443 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2014 to 2017 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $564.1 million, of which $267.9 million was recorded in our consolidated balance sheet as of June 30, 2017 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at June 30, 2017 or December 31, 2016 that was recourse to us.

At June 30, 2017, we had posted two letters of credit totaling $9.3 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $13.1 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At June 30, 2017, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $5.0 million to support our potential obligation under a client’s insurance program and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

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

In July 2014, we were named in a lawsuit that asserts that we and other defendants are liable for infringement of a patent held by Nalco Company. The complaint sought a judgment of infringement, damages, costs and attorneys’ fees, and injunctive relief. Along with other defendants, we disputed the allegation of infringement and have defended this matter vigorously. We filed a motion to dismiss the complaint on behalf of all defendants, alleging no infringement of Nalco’s intellectual property. This motion, and similar motions attacking amended complaints filed by Nalco, were granted. On April 20, 2016, the court dismissed Nalco’s complaints and disallowed any further opportunity to amend or refile. Nalco appealed this ruling to the Federal Circuit Court and we are expecting a ruling during the third quarter. We continue to believe that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible for us to predict the ultimate disposition of this proceeding.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the June 30, 2017 unaudited consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.6 million and below the upper end of the actuarial range by $7.1 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. We recorded tax benefits in connection with our ownership in these investments. At June 30, 2017, we had exposure on $108.2 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits. Because of the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our June 30, 2017 consolidated balance sheet related to this exposure.

14.	Accumulated Other Comprehensive Earnings (Loss)

The after-tax components of our accumulated other comprehensive earnings (loss) attributable to controlling interests consist of the following:

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Earnings (Loss)
Balance as of December 31, 2016	$(47.3)	$(709.2)	$(7.1)	$(763.6)
Net change in period	2.6	90.3	8.8	101.7

Balance as of June 30, 2017	$(44.7)	$(618.9)	$1.7	$(661.9)

The foreign currency translation during the six-month period ended June 30, 2017 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.

During the six-month periods ended June 30, 2017 and 2016, $2.7 million and $2.8 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive earnings (loss) to compensation expense in the statement of earnings. During the six-month periods ended June 30, 2017 and 2016, $4.1 million and $1.9 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. During the six-month periods ended June 30, 2017 and 2016, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings.

15.	Segment Information

We have three reportable segments: brokerage, risk management and corporate.

The brokerage segment is primarily comprised of our retail and wholesale insurance brokerage operations. The brokerage segment generates revenues through commissions paid by insurance underwriters and through fees charged to our clients. Our brokers, agents and administrators act as intermediaries between insurers and their customers and we do not generally assume underwriting risks.

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

Financial information relating to our segments for the three-month and six-month periods ended June 30, 2017 and 2016 is as follows (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Brokerage
Total revenues	$998.1	$939.1	$1,876.6	$1,764.6

Earnings before income taxes	$212.5	$178.2	$330.2	$278.2

Identifiable assets at June 30, 2017 and 2016			$10,052.4	$9,225.9

Risk Management
Total revenues	$188.7	$176.5	$371.3	$355.8

Earnings before income taxes	$22.9	$22.4	$45.8	$46.4

Identifiable assets at June 30, 2017 and 2016			$707.7	$663.5

Corporate
Total revenues	$376.6	$311.5	$728.2	$607.1

Loss before income taxes	$(88.4)	$(63.1)	$(176.7)	$(131.4)

Identifiable assets at June 30, 2017 and 2016			$1,809.5	$1,494.9

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at June 30, 2017 and for the three-month and six-month periods ended June 30, 2017 and 2016 have been reviewed by Ernst  & Young LLP, our independent registered public accounting firm, and their report is included herein.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

We have reviewed the consolidated balance sheet of Arthur J. Gallagher & Co. as of June 30, 2017, and the related consolidated statements of earnings and comprehensive earnings for the three-month and six-month periods ended June 30, 2017 and 2016, the consolidated statement of cash flows for the six-month periods ended June 30, 2017 and 2016, and the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2017. These financial statements are the responsibility of the Company’s management.

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

July 28, 2017

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the six-month period ended June 30, 2017. Readers should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2016.

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

Potential factors that could impact results include:

•	Failure to successfully and cost-effectively integrate recently acquired businesses and their operations or fully realize synergies from such acquisitions in the expected time frame;

•	Volatility or declines in premiums or other adverse trends in the insurance industry;

•	An economic downturn;

•	Competitive pressures in each of our businesses;

•	Risks that could negatively affect the success of our acquisition strategy, including continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms, which could make it more difficult to identify targets and could make them more expensive, the risk that we may not receive timely regulatory approval of desired transactions, execution risks, integration risks, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated regulatory liabilities such as those relating to violations of anti-corruption and sanctions laws;

•	Our failure to attract and retain experienced and qualified personnel;

•	Risks arising from our international operations, including the risks posed by political and economic uncertainty in certain countries (such as the risks posed by Brexit), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti-corruption, sanctions and privacy laws), and risks arising from the complexity of managing businesses across different time zones, geographies, cultures and legal regimes;

•	Risks particular to our risk management segment, including any slowing of the trend toward outsourcing claims administration, and of the concentration of large amounts of revenue with certain clients;

•	The lower level of predictability inherent in contingent and supplemental commissions versus standard commissions;

•	Sustained increases in the cost of employee benefits;

•	Our failure to apply technology effectively in driving value for our clients through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;

•	Our inability to recover successfully should we experience a disaster, cybersecurity attack or other significant disruption to business continuity;

•	Damage to our reputation;

•	Our failure to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods or the failure of state and local governments to follow through on agreed-upon income tax credits or other tax related incentives, relating to our corporate headquarters);

•	Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act, (which we refer to as FATCA);

•	The outcome of any existing or future investigation, review, regulatory action or litigation;

•	Our failure to adapt our services to changes resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act and any changes in such laws brought about by the current administration;

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Improper disclosure of confidential, personal or proprietary data;

•	Significant changes in foreign exchange rates;

•	Changes in our accounting estimates and assumptions (including as a result of the new lease and revenue recognition standards);

•	Risks related to our clean energy investments, including the risk of intellectual property claims, utilities switching from coal to natural gas, environmental and product liability claims, and environmental compliance costs;

•	Disallowance of Internal Revenue Code of 1986, as amended, (which we refer to as IRC) Section 29 or IRC Section 45 tax credits for us or our partners;

•	The risk that our outstanding debt adversely affects our financial flexibility and restrictions and limitations in the agreements and instruments governing our debt;

•	The risk we may not be able to receive dividends or other distributions from subsidiaries;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions and for other reasons; and

•	Volatility of the price of our common stock.

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

•	Adjusted revenues and expenses - We define these measures as revenues, compensation expense and operating expense, respectively, each adjusted to exclude the following:

•	Net gains realized from sales of books of business, which are primarily net proceeds received related to sales of books of business and other divestiture transactions.

•	Acquisition integration costs, which include costs related to certain of our large acquisitions, outside the scope of our usual tuck-in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition with our IT related systems.

•	Workforce related charges, which primarily include severance costs related to employee terminations and other costs associated with redundant workforce.

•	Lease termination related charges, which primarily include costs related to terminations of real estate leases and abandonment of leased space.

•	Acquisition related adjustments, which include change in estimated acquisition earnout payables adjustments, impacts of acquisition valuation true-ups, impairment charges and acquisition related compensation charges.

•	The impact of foreign currency translation, as applicable. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same periods in the prior year.

•	For the litigation settlement and home office lease termination/move adjustments for the corporate segment, see page 53 for a more detailed description of the nature of these adjustments.

•	Adjusted ratios - Adjusted compensation expense and operating expense, respectively, each divided by adjusted revenues.

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

Overview and Second Quarter 2017 Highlights

We are engaged in providing insurance brokerage and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. In the six-month period ended June 30, 2017, we generated approximately 69% of our revenues for the combined brokerage and risk management segments domestically and 31% internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 63%, 13% and 24%, respectively, to revenues during the six-month period ended June 30, 2017. Our major sources of operating revenues are commissions, fees and supplemental and contingent commissions from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

We typically cite the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment, but the second quarter 2017 survey had not been published as of the filing date of this report. We anticipate that the trends noted in the first quarter 2017 survey will likely be similar to what will be reported for second quarter 2017. The first quarter 2017 CIAB survey indicated that commercial property/casualty rates decreased by 2.5%, on average, across all lines. In 2017, while we see retail property/casualty rates as a headwind, we do see property/casualty exposure growth offsetting this partially. We also see employment growth along with complexity and uncertainty surrounding the Affordable Care Act as tailwinds for our employee benefit units. In addition, our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. Internationally, we see a similar property/casualty market in U.K. retail and Canada, more softening in London Specialty, but an improving market in Australia and New Zealand. Overall, we believe a modestly-down rate environment can be partially mitigated through exposure unit growth in certain lines and by our professionals demonstrating our expertise and high quality value added capabilities by strengthening our clients’ insurance portfolio in these times. Based on our experience, insurance carriers appear to be making rational pricing decisions. In lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. As carriers reach their profitability targets in lines, rates may start to flatten. In summary, in this environment, rate decreased at a moderate pace, clients can still obtain coverage, businesses continue to stay in standard-line markets and there is adequate capacity in the insurance market. It is not clear whether the rate retraction will continue due to uncertainty of the current economic environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

Summary of Financial Results - Three-Month Periods Ended June 30, 2017 and 2016

See the reconciliations of non-GAAP measures on page 35.

(Dollars in millions, except per share data)	2nd Quarter 2017		2nd Quarter 2016		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
Brokerage Segment	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenues	$998.1	$997.0	$939.1	$916.6	6%	9%
Organic revenues		$941.6		$903.8		4.2%
Net earnings	$139.5		$114.9		21%
Net earnings margin	14.0%		12.2%		+174 bpts
Adjusted EBITDAC		$309.2		$279.6		11%
Adjusted EBITDAC margin		31.0%		30.5%		+51 bpts
Diluted net earnings per share	$0.76	$0.81	$0.64	$0.74	19%	9%

Risk Management Segment
Revenues	$188.7	$188.7	$176.5	$175.8	7%	7%
Organic revenues		$185.4		$175.6		5.6%
Net earnings	$14.4		$13.9		4%
Net earnings margin	7.6%		7.9%		-25 bpts
Adjusted EBITDAC		$32.1		$29.7		8%
Adjusted EBITDAC margin		17.0%		16.9%		+12 bpts
Diluted net earnings per share	$0.08	$0.08	$0.08	$0.08	0%	0%

Corporate Segment
Diluted net earnings per share	$0.11	$0.14	$0.12	$0.14	-8%	0%

Total Company
Diluted net earnings per share	$0.95	$1.03	$0.84	$0.96	13%	7%

Summary of Financial Results - Six-Month Periods Ended June 30, 2017 and 2016

See the reconciliations of non-GAAP measures on page 36.

(Dollars in millions, except per share data)	Six Months 2017		Six Months 2016		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
Brokerage Segment	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Revenues	$1,876.6	$1,874.1	$1,764.6	$1,725.7	6%	9%
Organic revenues		$1,757.3		$1,697.8		3.5%
Net earnings	$217.6		$180.8		20%
Net earnings margin	11.6%		10.3%		+135 bpts
Adjusted EBITDAC		$524.9		$468.8		12%
Adjusted EBITDAC margin		28.0%		27.2%		+84 bpts
Diluted net earnings per share	$1.16	$1.26	$0.99	$1.14	17%	11%

Risk Management Segment
Revenues	$371.3	$371.3	$355.8	$355.6	4%	4%
Organic revenues		$367.9		$355.2		3.6%
Net earnings	$28.7		$28.9		-1%
Net earnings margin	7.7%		8.1%		-39 bpts
Adjusted EBITDAC		$63.3		$61.7		3%
Adjusted EBITDAC margin		17.1%		17.4%		-30 bpts
Diluted net earnings per share	$0.16	$0.16	$0.16	$0.17	0%	-6%

Corporate Segment
Diluted net loss per share	$(0.06)	$0.01	$(0.05)	$(0.01)	-20%	200%

Total Company
Diluted net earnings per share	$1.26	$1.43	$1.10	$1.30	15%	10%

In our corporate segment, net after-tax earnings from our clean energy investments were $50.8 million and $49.9 million in the three-month and six-month periods ended June 30, 2017, respectively. We anticipate our clean energy investments to generate between $119.0 million and $128.0 million in net earnings in 2017. We expect to use these additional earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues, net earnings, EBITDAC and diluted net earnings per share for the three-month period ended June 30, 2017 with the same period in 2016. In addition, these tables provides reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 38 and 45, respectively, of this filing.

For the Three-Month Periods Ended June 30, Reported GAAP to Adjusted Non-GAAP Reconciliation

							Diluted Net
							Earnings Per
	Revenues		Net Earnings		EBITDAC		Share
Segment	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$998.1	$939.1	$139.5	$114.9	$297.9	$267.7	$0.76	$0.64
Gains on book sales	(1.1)	(1.4)	(0.8)	(1.0)	(1.1)	(1.4)	—	—
Acquisition integration	—	—	2.3	8.4	3.3	11.9	0.01	0.05
Workforce & lease termination	—	—	3.7	3.2	5.4	4.5	0.02	0.02
Acquisition related adjustments	—	—	3.7	8.0	3.7	1.8	0.02	0.04
Levelized foreign currency translation	—	(21.1)	—	(2.2)	—	(4.9)	—	(0.01)

Brokerage, as adjusted *	997.0	916.6	148.4	131.3	309.2	279.6	0.81	0.74

Risk Management, as reported	188.7	176.5	14.4	13.9	31.8	29.7	0.08	0.08
Workforce & lease termination	—	—	0.2	0.3	0.3	0.4	—	—
Levelized foreign currency translation	—	(0.7)	—	(0.3)	—	(0.4)	—	—

Risk Management, as adjusted *	188.7	175.8	14.6	13.9	32.1	29.7	0.08	0.08

Corporate, as reported	376.6	311.5	26.5	26.9	(50.7)	(30.9)	0.11	0.12
Litigation settlement	—	—	4.4	4.4	5.6	5.5	0.02	0.02
Home office lease termination/move	—	—	1.8	—	3.0	—	0.01	—

Corporate, as adjusted *	376.6	311.5	32.7	31.3	(42.1)	(25.4)	0.14	0.14

Total Company, as reported	$1,563.4	$1,427.1	$180.4	$155.7	$279.0	$266.5	$0.95	$0.84

Total Company, as adjusted *	$1,562.3	$1,403.9	$195.7	$176.5	$299.2	$283.9	$1.03	$0.96

Total Brokerage & Risk
Management, as reported	$1,186.8	$1,115.6	$153.9	$128.8	$329.7	$297.4	$0.84	$0.72

Total Brokerage & Risk
Management, as adjusted *	$1,185.7	$1,092.4	$163.0	$145.2	$341.3	$309.3	$0.89	$0.82

*	For the three-month period ended June 30, 2017, the net pretax impact of the brokerage segment adjustments totals $12.9 million, with a corresponding net adjustment to the provision for income taxes of $4.0 million relating to these items. The pretax impact of the risk management segment adjustments totals $0.3 million, with a corresponding adjustment to the provision for income taxes of $0.1 million relating to these items. The pretax impact of the corporate segment adjustment totals $8.6 million, with a corresponding adjustment to the provision for income taxes of $2.4 million relating to these items.
*	For the three-month period ended June 30, 2016, the net pretax impact of the brokerage segment adjustments totals $23.2 million, with a corresponding net adjustment to the provision for income taxes of $6.8 million relating to these items. There was no net pretax or income tax impact of the risk management segment adjustments relating to these items. The pretax impact of the corporate segment adjustment totals $5.5 million, with a corresponding adjustment to the provision for income taxes of $1.1 million relating to that item.

For the Six-Month Periods Ended June 30, Reported GAAP to Adjusted Non-GAAP Reconciliation

	Revenues		Net Earnings		EBITDAC		Diluted Net Earnings Per Share
Segment	2017	2016	2017	2016	2017	2016	2017	2016
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$1,876.6	$1,764.6	$217.6	$180.8	$505.9	$444.5	$1.16	$0.99
Gains on book sales	(2.5)	(3.6)	(1.8)	(2.5)	(2.5)	(3.6)	(0.01)	(0.01)
Acquisition integration	—	—	4.3	18.4	6.2	26.1	0.02	0.10
Workforce & lease termination	—	—	6.4	4.3	9.3	6.1	0.04	0.02
Acquisition related adjustments	—	—	9.9	8.3	6.0	2.6	0.05	0.05
Levelized foreign currency translation	—	(35.3)	—	(2.8)	—	(6.9)	—	(0.01)

Brokerage, as adjusted *	1,874.1	1,725.7	236.4	206.5	524.9	468.8	1.26	1.14

Risk Management, as reported	371.3	355.8	28.7	28.9	62.8	60.7	0.16	0.16
Workforce & lease termination	—	—	0.3	0.6	0.5	0.9	—	0.01
Levelized foreign currency translation	—	(0.2)	—	—	—	0.1	—	—

Risk Management, as adjusted *	371.3	355.6	29.0	29.5	63.3	61.7	0.16	0.17

Corporate, as reported	728.2	607.1	1.9	3.9	(101.9)	(69.3)	(0.06)	(0.05)
Litigation settlement	—	—	8.8	8.1	11.1	10.2	0.05	0.04
Home office lease termination/move	—	—	4.2	—	7.0	—	0.02	—

Corporate, as adjusted *	728.2	607.1	14.9	12.0	(83.8)	(59.1)	0.01	(0.01)

Total Company, as reported	$2,976.1	$2,727.5	$248.2	$213.6	$466.8	$435.9	$1.26	$1.10

Total Company, as adjusted *	$2,973.6	$2,688.4	$280.3	$248.0	$504.4	$471.4	$1.43	$1.30

Total Brokerage & Risk
Management, as reported	$2,247.9	$2,120.4	$246.3	$209.7	$568.7	$505.2	$1.32	$1.15

Total Brokerage & Risk
Management, as adjusted *	$2,245.4	$2,081.3	$265.4	$236.0	$588.2	$530.5	$1.42	$1.31

*	For the six-month period ended June 30, 2017, the net pretax impact of the brokerage segment adjustments totals $27.3 million, with a corresponding net adjustment to the provision for income taxes of $8.5 million relating to these items. The pretax impact of the risk management segment adjustments totals $0.5 million, with a corresponding adjustment to the provision for income taxes of $0.2 million relating to these items. The pretax impact of the corporate segment adjustment totals $18.1 million, with a corresponding adjustment to the provision for income taxes of $5.1 million relating to these items.
*	For the six-month period ended June 30, 2016, the net pretax impact of the brokerage segment adjustments totals $36.4 million, with a corresponding net adjustment to the provision for income taxes of $10.7 million relating to these items. The pretax impact of the risk management segment adjustments totals $1.0 million, with a corresponding adjustment to the provision for income taxes of $0.4 million relating to these items. The pretax impact of the corporate segment adjustment totals $10.2 million, with a corresponding adjustment to the provision for income taxes of $2.1 million relating to that item.

Results of Operations

Brokerage

The brokerage segment accounted for 63% of our revenues during the six-month period ended June 30, 2017. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage customers choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive insurance companies. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

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

Litigation and Regulatory Matters - A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (Tribeca). A “captive” is an insurance company that insures the risks of its owner, affiliates or a group of companies. Micro-captives are captive insurance companies that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are under investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive insurance companies organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be subject to monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which events could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. We may also experience lost earnings due to the negative effect of an extended IRS investigation on our clients’ and potential clients’ businesses. Annual renewals for micro-captive clients generally occur during the fourth quarter. Therefore, any negative impact from this investigation would likely have a disproportionate impact on fourth-quarter results. In the period from 2014 to 2016, our micro-captive operations contributed less than $3.5 million of net earnings and less than $5.0 million in EBITDAC to our consolidated results in any one year. Due to the fact that the IRS has not made any allegation against us or completed its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Financial information relating to our brokerage segment results for the three-month and six-month periods ended June 30, 2017 as compared to the same periods in 2016, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2017	2016	Change	2017	2016	Change
Commissions	$690.2	$663.4	$26.8	$1,280.7	$1,229.4	$51.3
Fees	222.4	198.3	24.1	410.4	357.4	53.0
Supplemental commissions	41.5	38.6	2.9	76.0	71.5	4.5
Contingent commissions	29.5	25.1	4.4	82.9	80.3	2.6
Investment income	13.4	12.3	1.1	24.1	22.4	1.7
Gains realized on books of business sales	1.1	1.4	(0.3)	2.5	3.6	(1.1)

Total revenues	998.1	939.1	59.0	1,876.6	1,764.6	112.0

Compensation	547.8	518.2	29.6	1,073.3	1,011.1	62.2
Operating	152.4	153.2	(0.8)	297.4	309.0	(11.6)
Depreciation	16.1	14.4	1.7	31.0	28.4	2.6
Amortization	64.4	61.9	2.5	128.0	120.8	7.2
Change in estimated acquisition earnout payables	4.9	13.2	(8.3)	16.7	17.1	(0.4)

Total expenses	785.6	760.9	24.7	1,546.4	1,486.4	60.0

Earnings before income taxes	212.5	178.2	34.3	330.2	278.2	52.0
Provision for income taxes	73.0	63.3	9.7	112.6	97.4	15.2

Net earnings	139.5	114.9	24.6	217.6	180.8	36.8
Net earnings (loss) attributable to noncontrolling interests	2.1	(0.2)	2.3	7.4	4.3	3.1

Net earnings attributable to controlling interests	$137.4	$115.1	$22.3	$210.2	$176.5	$33.7

Diluted net earnings per share	$0.76	$0.64	$0.12	$1.16	$0.99	$0.17

Other Information
Change in diluted net earnings per share	18%	11%		17%	24%
Growth in revenues	6%	6%		6%	8%
Organic change in commissions and fees	4%	2%		3%	3%
Compensation expense ratio	55%	55%		57%	57%
Operating expense ratio	15%	16%		16%	18%
Effective income tax rate	34%	36%		34%	35%
Workforce at end of period (includes acquisitions)			*	19,425	18,278
Identifiable assets at June 30				$10,052.4	$9,225.9

EBITDAC
Net earnings	$139.5	$114.9	$24.6	$217.6	$180.8	$36.8
Provision for income taxes	73.0	63.3	9.7	112.6	97.4	15.2
Depreciation	16.1	14.4	1.7	31.0	28.4	2.6
Amortization	64.4	61.9	2.5	128.0	120.8	7.2
Change in estimated acquisition earnout payables	4.9	13.2	(8.3)	16.7	17.1	(0.4)

EBITDAC	$297.9	$267.7	$30.2	$505.9	$444.5	$61.4

*	Prior to September 1, 2016, most of our India-based workforce was provided by a third-party on a cost-pass-through basis. During 2016, we consummated a transaction whereby we now directly employ those associates thereby adding approximately 2,700 employees to our global workforce counts, of which approximately 2,200 employees were included in the June 30, 2017 number above. We revised the workforce number as of June 30, 2016 to conform to the current period presentation.

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2017 to the same periods in 2016 (in millions):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
	2017	2016	Change	2017	2016	Change
Net earnings, as reported	$139.5	$114.9	21.4%	$217.6	$180.8	20.4%
Provision for income taxes	73.0	63.3		112.6	97.4
Depreciation	16.1	14.4		31.0	28.4
Amortization	64.4	61.9		128.0	120.8
Change in estimated acquisition earnout payables	4.9	13.2		16.7	17.1

EBITDAC	297.9	267.7	11.3%	505.9	444.5	13.8%
Gains from books of business sales	(1.1)	(1.4)		(2.5)	(3.6)
Acquisition integration	3.3	11.9		6.2	26.1
Acquisition related adjustments	3.7	1.8		6.0	2.6
Workforce and lease termination related charges	5.4	4.5		9.3	6.1
Levelized foreign currency translation	—	(4.9)		—	(6.9)

EBITDAC, as adjusted	$309.2	$279.6	10.6%	$524.9	$468.8	12.0%

Net earnings margin, as reported	14.0%	12.2%	+ 174 bpts	11.6%	10.3%	+ 135 bpts

EBITDAC margin, as adjusted	31.0%	30.5%	+ 51 bpts	28.0%	27.2%	+ 84 bpts

Reported revenues	$998.1	$939.1		$1,876.6	$1,764.6

Adjusted revenues - see pages 35 and 36	$997.0	$916.6		$1,874.1	$1,725.7

Acquisition integration costs include costs related to our July 2, 2014 acquisition of Noraxis Capital Corporation (which we refer to as Noraxis), our June 16, 2014 acquisition of the Crombie/OAMPS operations (which we refer to as Crombie/OAMPS), our April 1, 2014 acquisition of Oval Group of Companies (which we refer to as Oval), our November 14, 2013 acquisition of the Giles Group of Companies (which we refer to as Giles) and our August 1, 2015 acquisition of William Gallagher Associates Insurance Brokers (which we refer to as WGA) that are not expected to occur on an ongoing basis in the future once we fully assimilate these acquisitions. These costs relate to the on-boarding of employees, communication system conversion costs, related performance compensation, redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The WGA integration costs in the three-month and six-month periods ended June 30, 2017 totaled $0.4 million and $0.7 million, respectively, and were primarily related to retention and incentive compensation. The Crombie/OAMPS integration costs in the three-month and six-month periods ended June 30, 2017 totaled $0.4 million and $0.8 million, respectively, and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in the three-month and six-month periods June 30, 2017 totaled $2.5 million and $4.7 million, respectively, and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation. The WGA integration costs in the three-month and six-month periods ended June 30, 2016 totaled $1.2 million and $2.4 million, respectively, and were primarily related to retention and incentive compensation. The Noraxis integration costs in the three-month and six-month periods ended June 30, 2016 totaled $0.3 million and $0.8 million, respectively, and were primarily related to the consolidation of offices, technology costs and incentive compensation. The Crombie/OAMPS integration costs in the three-month and six-month periods ended June 30, 2016 totaled $1.8 million and $3.1 million, respectively, and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in the three-month and six-month periods ended June 30, 2016 totaled $8.6 million and $19.8 million, and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation. The prior period integration costs relate to the WGA, Noraxis, Crombie/OAMPS, Oval and Giles acquisitions. Integration costs related to these acquisitions for the full year 2017 are estimated to be less than a third of what they were in 2016.

Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended June 30, 2017 compared to the same period in 2016, was principally due to combination of revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2017 ($40.3 million) and to organic growth. Commissions and fees in the three-month period ended June 30, 2017 included new business production of $98.7 million, which was offset by lost business and renewal rate decreases of $88.1 million. Organic growth in base commissions and fee revenues was 3.6% and 1.8% for the three-month periods ended June 30, 2017 and 2016, respectively.

The aggregate increase in base commissions and fees for the six-month period ended June 30, 2017 compared to the same period in 2016, was principally due to combination of revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2017 ($87.3 million) and to organic growth. Commissions and fees in the six-month period ended June 30, 2017 included new business production of $174.5 million, which was offset by lost business and renewal rate decreases of $157.5 million. Organic growth in base commissions and fee revenues was 3.3% and 2.7% for the six-month periods ended June 30, 2017 and 2016, respectively.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2017 and 2016 include the following (in millions):

	2017 Organic Revenue			2016 Organic Revenue
For the Three-Month Periods Ended June 30,	2017	2016	Change	2016	2015	Change
Base Commissions and Fees
Commission and fees, as reported	$912.6	$861.7	5.9%	$861.7	$812.3	6.1%
Less commission and fee revenues from acquisitions	(40.3)	—		(50.5)	—
Less disposed of operations	—	—		—	(0.5)
Levelized foreign currency translation	—	(19.5)		—	(14.6)

Organic base commission and fees	$872.3	$842.2	3.6%	$811.2	$797.2	1.8%

Supplemental Commissions
Supplemental commissions, as reported	$41.5	$38.6	7.5%	$38.6	$34.8	10.9%
Less supplemental commissions from acquisitions	—	—		(0.3)	—
Less disposed of operations	—	(0.3)		—	—
Levelized foreign currency translation	—	(1.5)		—	(1.1)

Organic supplemental commissions	$41.5	$36.8	12.8%	$38.3	$33.7	13.7%

Contingent Commissions
Contingent commissions, as reported	$29.5	$25.1	17.5%	$25.1	$22.8	10.1%
Less contingent commissions from acquisitions	(1.7)	—		(2.2)	—
Less disposed of operations	—	(0.1)		—	—
Levelized foreign currency translation	—	(0.2)		—	(0.2)

Organic contingent commissions	$27.8	$24.8	12.1%	$22.9	$22.6	1.3%

Total reported commissions, fees, supplemental commissions and contingent commissions	$983.6	$925.4	6.3%	$925.4	$869.9	6.4%
Less commission and fee revenues from acquisitions	(42.0)	—		(53.0)	—
Less disposed of operations	—	(0.4)		—	(0.5)
Levelized foreign currency translation	—	(21.2)		—	(15.9)

Total organic commissions, fees, supplemental commissions and contingent commissions	$941.6	$903.8	4.2%	$872.4	$853.5	2.2%

	2017 Organic Revenue			2016 Organic Revenue
For the Six-Month Periods Ended June 30,	2017	2016	Change	2016	2015	Change
Base Commissions and Fees
Commission and fees, as reported	$1,691.1	$1,586.8	6.6%	$1,586.8	$1,478.1	7.4%
Less commission and fee revenues from acquisitions	(87.3)	—		(100.9)	—
Less disposed of operations	—	(1.4)		—	(0.8)
Levelized foreign currency translation	—	(32.4)		—	(31.0)

Organic base commission and fees	$1,603.8	$1,553.0	3.3%	$1,485.9	$1,446.3	2.7%

Supplemental Commissions
Supplemental commissions, as reported	$76.0	$71.5	6.3%	$71.5	$61.7	15.9%
Less supplemental commissions from acquisitions	(1.2)	—		(1.3)	—
Less disposed of operations	—	(0.4)		—	—
Levelized foreign currency translation	—	(2.9)		—	(1.8)

Organic supplemental commissions	$74.8	$68.2	9.7%	$70.2	$59.9	17.2%

Contingent Commissions
Contingent commissions, as reported	$82.9	$80.3	3.2%	$80.3	$67.3	19.3%
Less contingent commissions from acquisitions	(4.2)	—		(6.7)	—
Less disposed of operations	—	(2.9)		—	—
Levelized foreign currency translation	—	(0.8)		—	(0.5)

Organic contingent commissions	$78.7	$76.6	2.7%	$73.6	$66.8	10.2%

Total reported commissions, fees, supplemental commissions and contingent commissions	$1,850.0	$1,738.6	6.4%	$1,738.6	$1,607.1	8.2%
Less commission and fee revenues from acquisitions	(92.7)	—		(108.9)	—
Less disposed of operations	—	(4.7)		—	(0.8)
Levelized foreign currency translation	—	(36.1)		—	(33.3)

Total organic commissions, fees, supplemental commissions and contingent commissions	$1,757.3	$1,697.8	3.5%	$1,629.7	$1,573.0	3.6%

The following is a summary of brokerage segment acquisition activity for 2017 and 2016:

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Number of acquisitions closed	9	13	21	21

Estimated annualized revenues acquired (in millions)	$30.3	$40.4	$92.8	$70.4

Rollover revenues recognized in period from 2016 and Q1 2017 acquisitions (in millions)	$37.5		$88.2
Portion of Q2 2017 acquisitions revenues recognized in period (in millions)	4.5		4.5

Total	$42.0		$92.7

We issued 259,000 shares and 252,000 shares of our common stock for tax-free exchange mergers in first and second quarters of 2017, respectively.

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2017, 2016 and 2015 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2017
Reported supplemental commissions	$34.5	$41.5			$76.0
Reported contingent commissions	53.4	29.5			82.9

Reported supplemental and contingent commissions	$87.9	$71.0			$158.9

2016
Reported supplemental commissions	$32.9	$38.6	$35.3	$40.2	$147.0
Reported contingent commissions	55.2	25.1	16.4	10.5	107.2

Reported supplemental and contingent commissions	$88.1	$63.7	$51.7	$50.7	$254.2

2015
Reported supplemental commissions	$26.9	$34.8	$29.2	$34.6	$125.5
Reported contingent commissions	44.5	22.8	14.5	11.9	93.7

Reported supplemental and contingent commissions	$71.4	$57.6	$43.7	$46.5	$219.2

Investment income and gains realized on books of business sales - Investment income primarily represents interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing. Gains related to sales of books of business were $1.1 million and $1.4 million for the three-month periods ended June 30, 2017 and 2016, and $2.5 million and $3.6 million, respectively, for the six-month periods ended June 30, 2017 and 2016. Investment income in the three-month and six-month periods ended June 30, 2017 increased slightly compared to the same period in 2016. The increase in investment income in the three-month and six-month periods ended June 30, 2017 compared to the same period in 2016 was primarily due to increases in interest income from our premium financing business and in interest income earned on client held funds in Australia and New Zealand.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2017 with the same periods in 2016 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Compensation expense, as reported	$547.8	$518.2	$1,073.3	$1,011.1
Acquisition integration	(2.6)	(4.5)	(3.7)	(9.1)
Workforce related charges	(4.3)	(2.5)	(7.8)	(3.8)
Acquisition related adjustments	(3.7)	(1.8)	(6.0)	(2.6)
Levelized foreign currency translation	—	(11.5)	—	(21.5)

Compensation expense, as adjusted	$537.2	$497.9	$1,055.8	$974.1

Reported compensation expense ratios	54.9%	55.2%	57.2%	57.3%

Adjusted compensation expense ratios	53.9%	54.3%	56.3%	56.5%

Reported revenues	$998.1	$939.1	$1,876.6	$1,764.6

Adjusted revenues - see pages 35 and 36	$997.0	$916.6	$1,874.1	$1,725.7

The increase in compensation expense for the three-month period ended June 30, 2017 compared to the same period in 2016 was primarily due to increased headcount, salary increases and increases in incentive compensation linked to operating results ($19.6 million in the aggregate), increases in employee benefits ($5.4 million), deferred compensation ($2.2 million), severance related costs ($1.8 million), stock compensation expense ($0.7 million) and earnout related compensation expense ($0.3 million), offset by a decrease in temporary staffing ($0.4 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2017.

The increase in compensation expense for the six-month period ended June 30, 2017 compared to the same period in 2016 was primarily due to increased headcount, salary increases and increases in incentive compensation linked to operating results ($46.0 million in the aggregate), increases in employee benefits ($6.4 million), deferred compensation ($5.3 million), severance related costs ($4.0 million) and stock compensation expense ($1.4 million), offset by a decrease in temporary staffing ($0.9 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2017.

Operating expense - The following provides information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2017 with the same periods in 2016 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Operating expense, as reported	$152.4	$153.2	$297.4	$309.0

Acquisition integration	(0.7)	(7.4)	(2.5)	(17.0)
Workforce and lease termination related charges	(1.1)	(2.0)	(1.5)	(2.3)
Levelized foreign currency translation	—	(4.7)	—	(6.9)

Operating expense, as adjusted	$150.6	$139.1	$293.4	$282.8

Reported operating expense ratios	15.3%	16.3%	15.9%	17.5%

Adjusted operating expense ratios	15.1%	15.2%	15.7%	16.4%

Reported revenues	$998.1	$939.1	$1,876.6	$1,764.6

Adjusted revenues - see pages 35 and 36	$997.0	$916.6	$1,874.1	$1,725.7

The decrease in operating expense for the three-month period ended June 30, 2017 compared to the same period in 2016 was primarily due to favorable foreign currency translation ($1.0 million) and decreases in real estate expenses ($2.1 million), other expense ($1.0 million), lease termination charges ($0.9 million), office supplies ($0.6 million), licenses and fees ($0.5 million) and premium financing expense ($0.1 million), partially offset by increases in professional and banking fees ($1.4 million), bad debt expense ($1.2 million), outside consulting fees ($1.2 million), meeting and client entertainment expense ($0.7 million), business insurance ($0.5 million), employee related expense ($0.3 million), outside services expense ($0.3 million) and technology expenses ($0.1 million). Also impacting operating expense in the three-month period ended June 30, 2017 were expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2017.

The decrease in operating expense for the six-month period ended June 30, 2017 compared to the same period in 2016 was primarily due to decreases in other expense ($8.4 million), real estate expenses ($4.0 million), office supplies ($2.0 million), licenses and fees ($1.0 million), business insurance ($0.9 million), lease termination charges ($0.8 million), technology expenses ($0.8 million) and premium financing expense ($0.1 million), partially offset by unfavorable foreign currency translation ($0.3 million) and increases in outside consulting fees ($2.2 million), meeting and client entertainment expense ($1.4 million), professional and banking fees ($0.8 million), employee related expense ($0.8 million), outside services expense ($0.5 million) and bad debt expense ($0.4 million). Also impacting operating expense in the six-month period ended June 30, 2017 were expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2017.

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2017 increased slightly compared to the same periods in 2016 due to expenses associated with acquisitions completed in the twelve-month period ended June 30, 2017.

Amortization - The increase in amortization expense in the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016 were primarily due to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2017. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to ten years for trade names).

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended June 30, 2017 and 2016, we recognized $5.0 million and $4.0 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2014 to 2017. During the six-month periods ended June 30, 2017 and 2016, we recognized $10.1 million and $8.2 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2014 to 2017. In addition, during the three-month periods ended June 30, 2017 and 2016, we recognized $0.1 million of income and $9.2 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 46 and 27 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2017 and 2016, we recognized $6.6 million and $8.9 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 65 and 57 acquisitions, respectively.

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

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2017 and 2016 were 34.4% (34.7% on a controlling interests basis) and 35.5% (35.5% on a controlling interests basis), respectively. The brokerage segment’s effective income tax rates for the six-month periods ended June 30, 2017 and 2016 were 34.1% (34.9% on a controlling interests basis) and 35.0% (35.6% on a controlling interests basis), respectively. We anticipate reporting an effective tax rate of approximately 34.0% to 36.0% (on a controlling interests basis) in our brokerage segment for the foreseeable future.

Net earnings (loss) attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended June 30, 2017 and 2016 include non-controlling interest earnings (loss) of $2.1 million and ($0.2) million, respectively, and $7.4 million and $4.3 million, respectively, for the six-month periods ended June 30, 2017 and 2016, primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum). We are partners in this venture with Grahame Chilton, the CEO of our International Brokerage Division. We are the controlling partner, participating in 33% of Capsicum’s net operating results and Mr. Chilton owns approximately 50% of Capsicum.

Risk Management

The risk management segment accounted for 13% of our revenue during the six-month period ended June 30, 2017. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for insurance companies that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed.

Financial information relating to our risk management segment results for the three-month and six-month periods ended June 30, 2017 as compared to the same periods in 2016, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period				Six-month period
	ended June 30				ended June 30,
Statement of Earnings	2017	2016	Change		2017	2016	Change
Fees	$188.5	$176.3	$12.2		$371.0	$355.4	$15.6
Investment income	0.2	0.2	—		0.3	0.4	(0.1)

Total revenues	188.7	176.5	12.2		371.3	355.8	15.5

Compensation	110.4	104.0	6.4		218.2	209.5	8.7
Operating	46.5	42.8	3.7		90.3	85.6	4.7
Depreciation	8.0	6.6	1.4		15.4	13.2	2.2
Amortization	0.7	0.7	—		1.4	1.1	0.3
Change in estimated acquisition earnout payables	0.2	—	0.2		0.2	—	0.2

Total expenses	165.8	154.1	11.7		325.5	309.4	16.1

Earnings before income taxes	22.9	22.4	0.5		45.8	46.4	(0.6)
Provision for income taxes	8.5	8.5	—		17.1	17.5	(0.4)

Net earnings	14.4	13.9	0.5		28.7	28.9	(0.2)
Net earnings attributable to noncontrolling interests	—	—	—		—	—	—

Net earnings attributable to controlling interests	$14.4	$13.9	$0.5		$28.7	$28.9	$(0.2)

Diluted net earnings per share	$0.08	$0.08	$—		$0.16	$0.16	$—

Other information
Change in diluted net earnings per share	0%	(20%)			0%	(16%)
Growth in revenues	7%	(7%)			4%	(3%)
Organic change in fees	6%	(3%)			4%	1%
Compensation expense ratio	59%	59%			59%	59%
Operating expense ratio	25%	24%			24%	24%
Effective income tax rate	37%	38%			37%	38%
Workforce at end of period (includes acquisitions)				*	5,781	5,480
Identifiable assets at June 30					$707.7	$663.5

EBITDAC
Net earnings	$14.4	$13.9	$0.5		$28.7	$28.9	$(0.2)
Provision for income taxes	8.5	8.5	—		17.1	17.5	(0.4)
Depreciation	8.0	6.6	1.4		15.4	13.2	2.2
Amortization	0.7	0.7	—		1.4	1.1	0.3
Change in estimated acquisition earnout payables	0.2	—	0.2		0.2	—	0.2

EBITDAC	$31.8	$29.7	$2.1		$62.8	$60.7	$2.1

*	Prior to September 1, 2016, most of our India-based workforce was provided by a third-party on a cost-pass-through basis. During 2016, we consummated a transaction whereby we now directly employ those associates thereby adding approximately 2,700 employees to our global workforce counts, of which approximately 300 employees were included in the June 30, 2017 number above. We revised the workforce number as of June 30, 2016 to conform to the current period presentation.

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2017 to the same periods in 2016 (in millions):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
	2017	2016	Change	2017	2016	Change
Net earnings, as reported	$14.4	$13.9	3.6%	$28.7	$28.9	-0.7%
Provision for income taxes	8.5	8.5		17.1	17.5
Depreciation	8.0	6.6		15.4	13.2
Amortization	0.7	0.7		1.4	1.1
Change in estimated acquisition earnout payables	0.2	—		0.2	—

Total EBITDAC	31.8	29.7	7.1%	62.8	60.7	3.5%
Workforce and lease termination related charges	0.3	0.4		0.5	0.9
Levelized foreign currency translation	—	(0.4)		—	0.1

EBITDAC, as adjusted	$32.1	$29.7	8.1%	$63.3	$61.7	2.6%

Net earnings margin, as reported	7.6%	7.9%	-25 bpts	7.7%	8.1%	-39 bpts

EBITDAC margin, as adjusted	17.0%	16.9%	+12 bpts	17.1%	17.4%	-30 bpts

Reported revenues	$188.7	$176.5		$371.3	$355.8

Adjusted revenues - see pages 35 and 36	$188.7	$175.8		$371.3	$355.6

Fees - The increase in fees for the three-month period ended June 30, 2017 compared to the same period in 2016 was due primarily to new business of $17.5 million and higher international performance bonus fees, which were partially offset by lost business of $5.3 million. Organic change in fee revenues for the three-month period ended June 30, 2017 was 5.6% compared to (3.1%) for the same period in 2016.

The increase in fees for the six-month period ended June 30, 2017 compared to the same period in 2016 was due primarily to new business of $32.2 million and higher international performance bonus fees, which were partially offset by lost business of $16.6 million. Organic change in fee revenues for the six-month period ended June 30, 2017 was 3.6% compared to 0.7% for the same period in 2016.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2017 and 2016 include the following (in millions):

	2017 Organic Revenue			2016 Organic Revenue
For the Three-Month Periods Ended June 30,	2017	2016	Change	2016	2015	Change
Fees	$186.7	$176.3	5.9%	$176.3	$182.5	-3.4%
International performance bonus fees	1.8	—		—	6.8

Fees as reported	188.5	176.3	6.9%	176.3	189.3	-6.9%

Less fees from acquisitions	(3.1)	—		(1.4)	—
Less client run-off	—	—		(0.1)	(7.0)
Levelized foreign currency translation	—	(0.7)		—	(2.0)

Organic fees	$185.4	$175.6	5.6%	$174.8	$180.3	-3.1%

	2017 Organic Revenue			2016 Organic Revenue
For the Six-Month Periods Ended June 30,	2017	2016	Change	2016	2015	Change
Fees	$367.5	$353.6	3.9%	$353.6	$356.3	-0.8%
International performance bonus fees	3.5	1.8		1.8	10.1

Fees as reported	371.0	355.4	4.4%	355.4	366.4	-3.0%

Less fees from acquisitions	(3.1)	—		(3.1)	—
Less client run-off	—	—		(0.1)	(12.1)
Levelized foreign currency translation	—	(0.2)		—	(4.5)

Organic fees	$367.9	$355.2	3.6%	$352.2	$349.8	0.7%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month and six-month periods ended June 30, 2017 remained relatively unchanged compared to the same periods in 2016.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2017 with the same periods in 2016 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Compensation expense, as reported	$110.4	$104.0	$218.2	$209.5

Workforce related charges	(0.3)	(0.4)	(0.5)	(0.9)
Levelized foreign currency translation	—	(0.2)	—	(0.2)

Compensation expense, as adjusted	$110.1	$103.4	$217.7	$208.4

Reported compensation expense ratios	58.5%	58.9%	58.8%	58.9%

Adjusted compensation expense ratios	58.4%	58.8%	58.6%	58.6%

Reported revenues	$188.7	$176.5	$371.3	$355.8

Adjusted revenues - see pages 35 and 36	$188.7	$175.8	$371.3	$355.6

The increase in compensation expense for the three-month period ended June 30, 2017 compared to the same period in 2016 was primarily due to increased headcount and increases in salaries and incentive compensation ($4.1 million in the aggregate), employee benefits expense ($1.6 million), temporary-staffing expense ($0.6 million) and deferred compensation ($0.4 million), offset by favorable foreign currency translation ($0.2 million) and a decrease in severance related costs ($0.1 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2017.

The increase in compensation expense for the six-month period ended June 30, 2017 compared to the same period in 2016 was primarily due to increased headcount and increases in salaries and incentive compensation ($6.7 million in the aggregate), employee benefits expense ($1.0 million), deferred compensation ($1.0 million), temporary-staffing expense ($0.4 million) and stock compensation expense ($0.2 million), offset by favorable foreign currency translation ($0.2 million) and a decrease in severance related costs ($0.4 million). The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2017.

Operating expense - The following provides information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2017 with the same periods in 2016 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2017	2016	2017	2016
Operating expense, as reported	$46.5	$42.8	$90.3	$85.6
Levelized foreign currency translation	—	(0.1)	—	(0.1)

Operating expense, as adjusted	$46.5	$42.7	$90.3	$85.5

Reported operating expense ratios	24.6%	24.3%	24.3%	24.1%

Adjusted operating expense ratios	24.6%	24.3%	24.3%	24.0%

Reported revenues	$188.7	$176.5	$371.3	$355.8

Adjusted revenues - see pages 35 and 36	$188.7	$175.8	$371.3	$355.6

The increase in operating expense for the three-month period ended June 30, 2017 compared to the same period in 2016 was primarily due to increases in professional and banking fees ($2.2 million), outside consulting fees ($1.2 million), other expense ($0.8 million), employee expense ($0.5 million), office supplies ($0.5 million), outside services ($0.2 million) and licenses and fees ($0.1 million), offset by decreases in business insurance ($1.0 million), real estate expenses ($0.6 million), bad debt expense ($0.2 million) and technology expenses ($0.1 million).

The increase in operating expense for the six-month period ended June 30, 2017 compared to the same period in 2016 was primarily due to increases in professional and banking fees ($3.1 million), outside consulting fees ($2.1 million), employee expense ($0.9 million), other expense ($0.7 million), office supplies ($0.3 million), outside services ($0.3 million), meeting and client entertainment expense ($0.2 million) and licenses and fees ($0.1 million), offset by decreases in business insurance ($1.1 million), technology expenses ($1.0 million), real estate expenses ($0.6 million) and bad debt expense ($0.5 million).

Depreciation - Depreciation expense increased slightly in the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016 and reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization increased slightly in the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016. Historically, the risk management segment has made few acquisitions. We made two acquisitions in this segment during the six-month period ended June 30, 2017. We made no acquisitions in this segment during the six-month period ended June 30, 2016.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month and six-month periods ended June 30, 2017 compared to the same periods in 2016, was due to the expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the three-month period ended June 30, 2017. During the three-month period ended June 30, 2017, we made two acquisitions in the risk management segment with estimated annualized revenues acquired of approximately $12.2 million.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2017 and 2016 were 37.1% and 37.9%, respectively. The risk management segment’s effective income tax rates for the six-month periods ended June 30, 2017 and 2016 were 37.3% and 37.7%, respectively. We anticipate reporting an effective tax rate of approximately 36.0% to 38.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. For a detailed discussion of the nature of these investments, see Note 11 to our consolidated financial statements included herein for a summary of our investments as of June 30, 2017 and in Note 13 to our most recent Annual Report on Form 10-K as of December 31, 2016. For a detailed discussion of the nature of our debt, see Note 6 to our consolidated financial statements included herein as of June 30, 2017 and in Note 7 to our most recent Annual Report on Form 10-K as of December 31, 2016.

Financial information relating to our corporate segment results for the three-month and six-month periods ended June 30, 2017 as compared to the same periods in 2016 is as follows (in millions, except per share and percentages):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2017	2016	Change	2017	2016	Change
Revenues from consolidated clean coal production plants	$366.3	$301.5	$64.8	$706.6	$583.5	$123.1
Royalty income from clean coal licenses	10.3	10.8	(0.5)	22.2	23.9	(1.7)
Loss from unconsolidated clean coal production plants	(0.2)	(0.4)	0.2	(0.6)	(0.7)	0.1
Other net revenues	0.2	(0.4)	0.6	—	0.4	(0.4)

Total revenues	376.6	311.5	65.1	728.2	607.1	121.1

Cost of revenues from consolidated clean coal production plants	397.1	325.0	72.1	764.0	629.4	134.6
Compensation	17.5	8.8	8.7	41.8	32.5	9.3
Operating	12.7	8.6	4.1	24.3	14.5	9.8
Interest	31.6	27.2	4.4	61.5	53.0	8.5
Depreciation	6.1	5.0	1.1	13.3	9.1	4.2

Total expenses	465.0	374.6	90.4	904.9	738.5	166.4

Loss before income taxes	(88.4)	(63.1)	(25.3)	(176.7)	(131.4)	(45.3)
Benefit for income taxes	(114.9)	(90.0)	(24.9)	(178.6)	(135.3)	(43.3)

Net earnings	26.5	26.9	(0.4)	1.9	3.9	(2.0)
Net earnings attributable to noncontrolling interests	6.4	5.9	0.5	13.2	12.8	0.4

Net earnings attributable controlling interests	$20.1	$21.0	$(0.9)	$(11.3)	$(8.9)	$(2.4)

Diluted net earnings per share	$0.11	$0.12	$(0.01)	$(0.06)	$(0.05)	$(0.01)

Identifiable assets at June 30				$1,809.5	$1,494.9

EBITDAC
Net earnings	$26.5	$26.9	$(0.4)	$1.9	$3.9	$(2.0)
Benefit for income taxes	(114.9)	(90.0)	(24.9)	(178.6)	(135.3)	(43.3)
Interest	31.6	27.2	4.4	61.5	53.0	8.5
Depreciation	6.1	5.0	1.1	13.3	9.1	4.2

EBITDAC	$(50.7)	$(30.9)	$(19.8)	$(101.9)	$(69.3)	$(32.6)

Revenues - Revenues in the corporate segment consist of the following:

•	Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations of the related plants, including those that are currently not operating. When we relinquish control in connection with the sale of majority ownership interests in our investments, we deconsolidate these operations.

The increase in revenues from consolidated clean coal production plants for the three-month and six-month periods ended June 30, 2017, compared to the same periods in 2016, was due primarily to increased production.

•	Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of June 30, 2017, we held a 46.5% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The modest decreases in royalty income in the three-month and six-month periods ended June 30, 2017, compared to the same periods in 2016, were due to small reductions in production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod in the three-month periods ended June 30, 2017 and 2016, were $0.5 million and $0.6 million, respectively. Expenses related to royalty income of Chem-Mod in the six-month periods ended June 30, 2017 and 2016, were $1.3 million and $1.2 million, respectively.

•	Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants. The production of refined coal generates pretax operating losses.

The losses in the three-month and six-month periods ended June 30, 2017 and 2016 were low because the vast majority of our operations are consolidated.

Other net revenues include the following: In the six-month period ended June 30, 2017, we recorded a $0.2 million equity accounting loss related to one of our legacy investments, a $0.1 million gain related to the liquidation of legacy investments and a $0.1 million gain on the sale of shares in a partially owned entity. In the six-month period ended June 30, 2016, we recorded $0.8 million of rental income related to our new headquarters facility and recognized a $0.4 million equity basis accounting loss related to three of our legacy investments.

Cost of revenues - Cost of revenues from consolidated clean coal production plants, consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities. The increase in the three-month and six-month periods ended June 30, 2017, compared to the same periods in 2016, was due primarily to increased production.

Compensation expense - Compensation expense in the three-month periods ended June 30, 2017 and 2016, respectively, includes salary and benefit expenses of $7.2 million and $4.9 million and incentive compensation of $10.3 million and $3.9 million, respectively. The increase in salary and benefits expense for the three-month period ended June 30, 2017 compared to the same period in 2016, was due primarily to increased staffing and salary increases. The increase in incentive compensation for the three-month period ended June 30, 2017 compared to the same period in 2016 was due primarily to clean-energy and efforts related to the new headquarters.

Compensation expense in the six-month periods ended June 30, 2017 and 2016, respectively, includes salary and benefit expenses of $13.4 million and $9.7 million and incentive compensation of $28.4 million and $22.8 million, respectively. The increase in salary and benefits expense for the six-month period ended June 30, 2017 compared to the same period in 2016, was due primarily to increased staffing and salary increases. The increase in incentive compensation for the six-month period ended June 30, 2017 compared to the same period in 2016 was due primarily to clean-energy and efforts related to the new headquarters.

Operating expenses - Operating expense in the three-month period ended June 30, 2017 includes banking and related fees of $0.9 million, external professional fees and other due diligence costs related to acquisitions of $2.3 million, other corporate and clean energy related expenses of $5.2 million, expenses of $1.3 million for systems and consulting related to implementation of the new revenue recognition accounting rules and expenses related to our new headquarters facility ($3.0 million).

Operating expense in the six-month period ended June 30, 2017 includes banking and related fees of $1.7 million, external professional fees and other due diligence costs related to acquisitions of $4.9 million, other corporate and clean energy related expenses of $5.6 million, a biennial company-wide meeting ($2.2 million), corporate related marketing costs ($2.1 million), expenses of $3.0 million for systems and consulting related to implementation of the new revenue recognition accounting rules and expenses related to our new headquarters facility ($4.8 million).

Operating expense in the three-month period ended June 30, 2016 includes banking and related fees of $0.8 million, external professional fees and other due diligence costs related to acquisitions of $0.8 million, other corporate and clean energy related expenses of $3.9 million, a biennial company-wide meeting ($1.2 million) and corporate related marketing costs ($1.9 million).

Operating expense in the six-month period ended June 30, 2016 includes banking and related fees of $1.5 million, external professional fees and other due diligence costs related to acquisitions of $2.2 million, other corporate and clean energy related expenses of $4.6 million, a biennial company-wide meeting ($2.4 million) and corporate related marketing costs ($3.8 million).

Interest expense - The increase in interest expense for the three-month and six-month periods ended June 30, 2017, compared to the same period in 2016, was due to the following:

	Three-month	Six-month
	period ended	period ended
Change in interest expense related to:	June 30, 2017	June 30, 2017
Interest on borrowings from our Credit Agreement	$1.3	$2.2
Interest on the $275.0 million note funded on June 2, 2016	2.1	5.2
Interest on the $50.0 million 2016 maturity of the Series B Note
that was paid off on November 30, 2016	(0.7)	(1.5)
Interest on the $100.0 million note funded on December 1, 2016	0.9	1.8
Interest on the $250.0 million note funded on June 27, 2017	0.1	0.1
Capitalization of interest costs related to the purchase and development
of our new headquarters building	0.7	0.7

Net change in interest expense	$4.4	$8.5

The capitalization of interest costs related to the purchase and development of our new headquarters building was completed as of January 2017.

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2017 increased compared to the same periods in 2016, and relates to new clean energy plants and the new corporate headquarters facility.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRS Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. Our consolidated effective tax rate for the three-month period ended June 30, 2017 was (22.7)% compared to (13.2)% for the same period in 2016. Our consolidated effective tax rate for the six-month period ended June 30, 2017 was (24.5)% compared to (10.6)% for the same period in 2016. The tax rates for June 30, 2017 and 2016 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the period. There were $95.5 million and $81.5 million of tax credits recognized in the six-month periods ended June 30, 2017 and 2016, respectively. There were $107.6 million and $82.0 million of tax credits produced in the six-month periods ended June 30, 2017 and 2016, respectively. Also, impacting the benefit for the income taxes line is the adoption of a new accounting pronouncement, whereby it requires that the income tax effects of awards be recognized in the income statement when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. The income tax benefit of stock based awards that vested or were settled in the six-months ended June 30, 2017 was $10.1 million.

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

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended June 30, 2017 and 2016 include non-controlling interest earnings of $7.6 million and $7.2 million respectively related to our investment in Chem-Mod LLC. The amounts reported in this line for the six-month periods ended June 30, 2017 and 2016 include non-controlling interest earnings of $15.6 million and $15.7 million respectively related to our investment in Chem-Mod LLC. As of June 30, 2017 and 2016, we held a 46.5% controlling interest in Chem-Mod. Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides information that we believe is helpful when comparing our operating results for the three-month and six-month periods ended June 30, 2017 and 2016 for the corporate segment (in millions):

Three-Month Periods Ended June 30,	2017			2016
	Pretax (Loss)	Income Tax Benefit	Net Earnings (Loss) Attributable to Controlling Interests	Pretax (Loss)	Income Tax Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(32.4)	$13.0	$(19.4)	$(28.0)	$11.2	$(16.8)
Clean energy related (1)	(35.3)	86.1	50.8	(24.4)	73.6	49.2
Acquisition costs	(2.4)	0.6	(1.8)	(1.1)	0.2	(0.9)
Corporate	(16.1)	12.8	(3.3)	(10.0)	3.9	(6.1)
Litigation settlement related expenses	(5.6)	1.2	(4.4)	(5.5)	1.1	(4.4)
Home office lease termination/move	(3.0)	1.2	(1.8)	—	—	—

Reported second quarter	(94.8)	114.9	20.1	(69.0)	90.0	21.0
Litigation settlement related expenses	5.6	(1.2)	4.4	5.5	(1.1)	4.4
Home office lease termination/move	3.0	(1.2)	1.8	—	—	—

Adjusted second quarter	$(86.2)	$112.5	$26.3	$(63.5)	$88.9	$25.4

Six-Month Periods Ended June 30,
Interest and banking costs	$(63.1)	$25.3	$(37.8)	$(54.3)	$21.7	$(32.6)
Clean energy related (1)	(75.7)	125.6	49.9	(58.3)	104.8	46.5
Acquisition costs	(5.1)	1.3	(3.8)	(2.8)	0.5	(2.3)
Corporate	(27.9)	21.3	(6.6)	(18.6)	6.2	(12.4)
Litigation settlement related expenses	(11.1)	2.3	(8.8)	(10.2)	2.1	(8.1)
Home office lease termination/move	(7.0)	2.8	(4.2)	—	—	—

Reported second quarter	(189.9)	178.6	(11.3)	(144.2)	135.3	(8.9)
Litigation settlement related expenses	11.1	(2.3)	8.8	10.2	(2.1)	8.1
Home office lease termination/move	7.0	(2.8)	4.2	—	—	—

Adjusted second quarter	$(171.8)	$173.5	$1.7	$(134.0)	$133.2	$(0.8)

(1)	Pretax earnings (loss) for the second quarter are presented net of amounts attributable to noncontrolling interests of $6.4 million in 2017 and $5.9 million in 2016. Pretax earnings (loss) for the six-month periods are presented net of amounts attributable to noncontrolling interests of $13.2 million in 2017 and $12.8 million in 2016.

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

Corporate - During the first half of 2017, we incurred $3.0 million of pre-tax costs related to implementing a new accounting standard related to how companies recognize revenue, which will be effective beginning in January 2018. We expect to spend a similar amount for each of the next two quarters. These charges will be presented in the corporate segment. A new accounting pronouncement, ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, was effective January 1, 2017. It requires that the income tax effects of awards be recognized in the income statement (in the Income Tax Benefit column above) when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. The income tax benefit of stock based awards that vested or were settled in the six-month period ended June 30, 2017 was $10.1 million and is included in the table above in the Corporate line. The income tax benefit of stock based awards that vested or were settled in the six-month period ended June 30, 2016 were $3.1 million and are not included in the Income Tax Benefit column above.

Litigation Settlement - During the third quarter of 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax gain of $31.0 million ($22.3 million net of costs and taxes). Incremental expenses that arose in connection with this matter resulted in quarterly after-tax charges being incurred through June 30, 2017.

Home Office Lease Termination/Move - During first quarter 2017, we relocated our corporate office headquarters to a nearby suburb of Chicago. Move-related after-tax charges were $4.2 million in the first half of 2017. After-tax move related and lease abandonment charges are expected to total approximately $2.0 million to $4.0 million in the third quarter of 2017.

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

The following table provides a summary of our clean coal plant investments as of June 30, 2017 (in millions):

		Our Tax-Effected Book Value At June 30, 2017	Additional Required Tax-Effected Capital Investment	Low Range 2017 After-tax Earnings	High Range 2017 After-tax Earnings
Investments that own 2009 Era Plants
12	Under long-term production contracts	$7.7	$—	$16.0	$18.0
2	In early stages of negotiations for long-term production contracts	—	Not Estimable	Not Estimable	Not Estimable

Investments that own 2011 Era Plants
19	Under long-term production contracts	39.8	—	87.0	91.0
1	In early stages of negotiations for long-term production contract	0.2	Not Estimable	Not Estimable	Not Estimable

Chem-Mod royalty income, net of noncontrolling interests		2.4	—	16.0	19.0

The estimated earnings information in the table reflects management’s current best estimate of the 2017 low and high ranges of after-tax earnings based on early production estimates from the host utilities, other operating assumptions, and U.S Federal income tax laws in place at June 30, 2017. However, coal-fired power plants may not ultimately produce refined fuel at estimated levels due to seasonal electricity demand, production costs, natural gas prices, weather conditions, as well as many other operational, regulatory and environmental compliance reasons. Future changes in EPA regulations or U.S. Federal income tax laws might materially impact these estimates. Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 18, 19 and 20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, for a more detailed discussion of these and other factors that could impact the information above.

Our investment in Chem-Mod generates royalty income from refined coal plants owned by those limited liability companies in which we invest as well as refined coal production plants owned by other unrelated parties. Future changes in EPA regulations or U.S. Federal income tax laws might materially impact these estimates.

In our most recent Annual Report on Form 10-K, we disclosed that on February 10, 2017 one of the refined coal partnerships in which we are an investor received a notice from the IRS setting forth its view that certain of our co-investors are unable to claim tax credits based on the structure of the partnership. On June 15, 2017, the IRS issued a final notice to the same refined coal partnership disallowing our co-investors from claiming tax credits. The position taken by the IRS has the potential to affect, and the IRS has opened audits of, other partnerships in which these co-investors are invested. However, the IRS notices do not challenge the validity of the tax credits themselves, or our ability to utilize tax credits. The partnership affected by the June 15, 2017 notice will defend its position in tax court. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of this proceeding.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2016 and for the six-month period ended June 30, 2017, we relied on a combination of net cash flows from operations and proceeds from borrowings under our Credit Agreement and note purchase agreements.

Cash provided by operating activities was $205.4 million and $129.4 million for the six-month periods ended June 30, 2017 and 2016, respectively. The increase in cash provided by operating activities during the six-month period ended June 30, 2017 compared to the same period in 2016 was partially due to timing differences in the receipts and disbursements of client fiduciary related balances in 2017 compared to 2016. The following table summarizes three lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances in our consolidated statement of cash flows for the six-month period ended June 30, 2017 with the same period in 2016 (in millions):

	Six-month period ended June 30,
	2017	2016
Change in restricted cash	$(55.5)	$(54.4)
Change in premiums receivable	(478.7)	(423.4)
Change in premiums payable	445.1	473.7

Net cash provided by client fiduciary related balances	$(89.1)	$(4.1)

In addition, cash provided by operating activities for the six-month period ended June 30, 2017 was favorably impacted by timing differences in the payment of accrued liabilities compared to the same period in 2016. In addition, we had an unrealized foreign currency measurement gain of $43.2 million in 2017 compared to an unrealized foreign currency measurement loss of $39.2 million for the same period in 2016. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for realized gains and losses, and our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted by the amount of IRC Section 45 tax credits recognized compared to the amount of tax credits actually used during the respective periods. Excess tax credits produced during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities. Please see “Clean energy investments” below for more information on their potential future impact on cash provided by operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $466.8 million and $435.9 million for the six-month periods ended June 30, 2017 and 2016, respectively. Net earnings attributable to controlling interest were $227.6 million and $196.5 million for the six-month periods ended June 30, 2017 and 2016, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2017 plan year nor were we required to make any minimum contributions to the plan for the 2016 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the six-month periods ended June 30, 2017 and 2016. We are not considering making additional discretionary contributions to the plan in 2017, but may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Net capital expenditures were $65.6 million and $103.1 million for the six-month periods ended June 30, 2017 and 2016, respectively. In 2017, we expect total expenditures for capital improvements to be approximately $135.0 million, part of which is related to expenditures on our new corporate headquarters building (approximately $30.0 million), office moves and expansions and updating computer systems and equipment. Relating to the development of our new corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state Edge tax credit. Incentives from these two programs could total between $60.0 million and $80.0 million over a fifteen-year period starting in late 2016 for the Edge tax credit and 2017 for the tax-increment financing note.

Acquisitions - Cash paid for acquisitions, net of cash acquired, were $225.2 million and $97.3 million in the six-month periods ended June 30, 2017 and 2016, respectively. In addition, during the six-month period ended June 30, 2017, we issued 0.5 million shares ($27.7 million) of our common stock as payment for a portion of the total consideration paid for 2017 acquisitions and earnout payments made in 2017. During the six-month period ended June 30, 2016, we issued 1.5 million shares ($63.4 million) of our common stock as payment for consideration paid for 2016 acquisitions and earnout payments made in 2016. We completed twenty-three acquisitions and twenty-one acquisitions in the six-month periods ended June 30, 2017 and 2016, respectively. Annualized revenues of businesses acquired in the six-month periods ended June 30, 2017 and 2016 totaled approximately $105.0 million and $70.4 million, respectively. We expect to use cash from operations and debt to fund all or a portion of acquisitions we complete through the remainder of 2017.

Dispositions - During the six-month periods ended June 30, 2017 and 2016, we sold several books of business and recognized one-time gains of $2.5 million and $3.6 million, respectively. We received cash proceeds of $2.6 million and $3.1 million related to the 2017 and 2016 transactions, respectively.

Clean Energy Investments - During the period 2009 through 2017, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2017 annual after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2017, is $119.0 million to $128.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2017. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remains as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2017 through at least 2021. While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 53 and 54 for a more detailed description of the investments and their risks and uncertainties.

Cash Flows From Financing Activities

On April 8, 2016, we entered into an amendment and restatement to our multicurrency credit agreement dated September 19, 2013 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from September 19, 2018 to April 8, 2021 and increased the revolving credit commitment from $600.0 million to $800.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,100.0 million. At June 30, 2017, $318.0 million of borrowings were outstanding under the Credit Agreement. Due to borrowings and $21.1 million of outstanding letters of credit, $460.9 million remained available under the Credit Agreement at June 30, 2017.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the six-month period ended June 30, 2017, we borrowed $2,110.0 million and repaid $2,070.0 million under our Credit Agreement. In the six-month period ended June 30, 2016 we borrowed $1,022.5 million and repaid $982.5 million under the Credit Agreement. Principal uses of the 2017 and 2016 borrowings were to fund acquisitions, make earnout payments related to acquisitions and for general corporate purposes.

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$160.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2019. At June 30, 2017, $100.0 million of borrowings were outstanding under the Premium Financing Debt Facility.

At June 30, 2017, we had $3,018.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into during the period from 2007 to 2017, and our credit facility, and a cash and cash equivalent balance of $587.8 million. See Note 6 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

We completed a $275.0 million, private placement debt transaction in the second quarter of 2016, with a weighted average interest rate of 4.47%. In 2016, we entered into a pre-issuance interest rate hedging transaction related to the $175.0 million, ten year tranche, of the $275.0 million private placement debt. We realized a cash gain of approximately $1.0 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

On November 30, 2016, we funded the $50.0 million 2016 maturity of our Series C note.

We completed a $100.0 million, private placement debt transaction in the fourth quarter of 2016, with an interest rate of 3.46%. A portion of the proceeds was used to fund the $50.0 million of private placement debt that matured on November 30, 2016.

On June 13, 2017, we announced that we plan to close offerings of $648.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate), $250.0 million on June 27, 2017 and the remainder in early August 2017. The weighted average maturity of the $598.0 million of senior fixed rate notes is 11.6 years and their weighted average interest rate is 4.04% after giving effect to hedging gains. The interest rate on the $50.0 million of floating rate notes would be 2.97% using three-month LIBOR on July 25, 2017.

The notes consist of the following tranches:

•	$250.0 million of 4.09% senior notes due in 2027 (3.76% after giving effect to hedging gains);

•	$98.0 million of 4.14% senior notes due in 2027;

•	$100.0 million of 4.19% senior notes due in 2029;

•	$150.0 million of 4.34% senior notes due on 2032; and

•	$50.0 million of floating rate notes due in 2023, at an interest rate of 1.65% plus three-month LIBOR, calculated quarterly.

We plan to use the proceeds of these offerings to repay certain existing indebtedness.

On June 27, 2017, we completed funding of $250.0 million of the $648.0 million private placement debt transactions noted above, with a weighted average interest rate of 4.19%. In 2016 and 2017, we entered into pre-issuance interest rate hedging transactions related to the $300.0 million August 3, 2017 maturity private placement. We realized a cash gain of approximately $8.3 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

Consistent with past practice, we have entered into pre-issuance hedging transaction for $50.0 million related to each of the 2018 and 2019, $100.0 million debt maturities.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2017.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the six-month period ended June 30, 2017, we declared $141.1 million in cash dividends on our common stock, or $0.39 per common share, a 3% increase over the six-month period ended June 30, 2016. On July 26, 2017, we announced a quarterly dividend for third quarter 2017 of $0.39 per common share. This dividend level in 2017 will result in annualized net cash used by financing activities in 2017 of approximately $280.9 million (based on the number of outstanding shares as of June 30, 2017) or an anticipated increase in cash used of approximately $8.7 million compared to 2016. We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2016, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any shares under this registration statement. On April 2, 2015, we filed a shelf registration statement on Form S-4 with the SEC, registering 8.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At June 30, 2017, 0.6 million shares remained available for issuance under this registration statement. On November 15, 2016, we filed another shelf registration statement on Form S-4 with the SEC, registering an additional 10.0 million shares of our common stock, none of which had been issued as of June 30, 2017.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in 2008, for up to 10,000,000 shares. During the three-month period ended June 30, 2017, we did not repurchase any shares under the plan (7.7 million shares remain available). The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the six-month periods ended June 30, 2017 and 2016, were $34.9 million and $20.9 million, respectively. On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 16.0 million shares (less any shares of restricted stock issued under the LTIP – 4.0 million shares of our common stock were available for this purpose as of June 30, 2017) were available for grant under the LTIP at June 30, 2017. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the six-month periods ended June 30, 2017 and 2016, and we believe this favorable trend will continue in the foreseeable future.

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

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2017. We did not have any material dispositions during the six-month periods ended June 30, 2017 and 2016.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2017 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at June 30, 2017 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2017.

At June 30, 2017, we had $2,700.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at June 30, 2017 was $2,823.0 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of this analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at June 30, 2017 and the resulting fair values would have been $287.0 million higher than their carrying value (or $2,987.0 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point increase in our weighted average borrowing rate at June 30, 2017 and the resulting fair values would have been $28.1 million lower than their carrying value (or $2,671.9 million).

At June 30, 2017, we had $318.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2017, and the resulting fair value is not materially different from their carrying value.

At June 30, 2017, we had $100.0 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2017, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and South American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2017 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $3.3 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2017 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $6.4 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the six-month periods ended June 30, 2017 and 2016, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2017) and disbursements (in 2016) through various future payment dates. In addition, during the six-month periods ended June 30, 2017 and 2016, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. In the six-month period ended June 30, 2017 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the six-month periods ended June 30, 2017 and 2016. See Note 14 to our unaudited consolidated financial statements for the changes in fair value of the derivative instruments reflected in comprehensive earnings at June 30, 2017.

Item 4.	Controls and Procedures

We carried out an evaluation required by the Exchange Act, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

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

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 through April 31, 2017	—	$—	—	7,735,489
May 1 through May 31, 2017	11,186	55.17	—	7,735,489
June 1 through June 30, 2017	21,061	58.87	—	7,735,489

Total	32,247	$57.59	—

(1)	Amounts in this column include shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 9 to the unaudited consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the second quarter of 2017, we instructed the rabbi trustee for the DEPP and the DCPP to reinvest dividends paid into the plans in our common stock and to purchase our common stock using the cash that was funded into these plans related to the 2017 awards under the DEPP sub-plans. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax or after-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.
(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.
(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008 and approved the repurchase of 10,000,000 shares). The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 5.	Other Information

Disclosure pursuant to Section 13(r) of the Exchange Act

In second quarter 2017, our U.K. domiciled subsidiary, Arthur J. Gallagher (UK) Limited and our Norway domiciled subsidiary, Bergvall Marine AS, acted as insurance broker and advised clients in obtaining insurance coverage for activities related to Iran’s oil, gas and petroleum industries. These subsidiaries assisted clients in obtaining insurance reinsurance and retrocession coverage for a variety of activities in Iran, including insurance coverage for:

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

The activities described above were conducted in full compliance with General License H. Our subsidiaries generated total gross revenue of approximately $8,635 (in actual dollars) and net profit of approximately $1,563 (in actual dollars) from these activities.

Our subsidiaries intend to continue acting as an insurance broker in connection with insurance coverages authorized by General License H.

Item 6.	Exhibits

Filed with this Form 10-Q

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by reference into this Form 10-Q

*10.16	Arthur J. Gallagher & Co. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Proxy Statement, File No. 1-09761, filed on March 24, 2017).

*	Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: July 28, 2017	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

Arthur J. Gallagher & Co.

Quarterly Report on Form 10-Q

For The Quarterly Period Ended June 30, 2017

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