Form 10-K
period 2017-12-31
GALLAGHER ARTHUR J & CO
filed 2018-02-12
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission file number 1-09761

ARTHUR J. GALLAGHER & CO.

(Exact name of registrant as specified in its charter)

DELAWARE	36-2151613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2850 Golf Road Rolling Meadows, Illinois	60008-4050
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (630) 773-3800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1.00 per share	New York Stock Exchange

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2017 (the last day of the registrant’s most recently completed second quarter) was $9,085,965,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2018 was 181,426,000.

Documents incorporated by reference:

Portions of Arthur J. Gallagher & Co.’s definitive 2018 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, investigations, reviews or litigation; the impact of changes in accounting rules, including the new revenue recognition accounting standard; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes, including the impact of tax reform; and expectations regarding our investments, including our clean energy investments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

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

•

Risks arising from changes in U.S. or foreign tax laws, including our ability to effectively implement and account for the recently enacted, and commonly referred to, U.S. Tax Cuts and Jobs Act (which we refer to as the Tax Act);

•	Our failure to attract and retain experienced and qualified personnel;

•

Risks arising from our substantial international operations, including the risks posed by political and economic uncertainty in certain countries (such as the risks posed by Brexit), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti-corruption, sanctions and privacy laws), and risks arising from the complexity of managing businesses across different time zones, languages, geographies, cultures and legal regimes;

•	Risks particular to our risk management segment, including any slowing of the trend toward outsourcing claims administration, and of the concentration of large amounts of revenue with certain clients;

•	The higher level of variability inherent in contingent and supplemental revenues versus standard commission revenues, particularly in light of the new revenue recognition accounting standard;

•	Sustained increases in the cost of employee benefits;

•

Our failure to apply technology effectively in driving value for our clients through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;

•	A disaster or other significant disruption to business continuity;

•	Damage to our reputation;

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

•

Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (which we refer to as FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act, (which we refer to as FATCA);

•	The outcome of any existing or future investigation, review, regulatory action or litigation;

•

Our failure to adapt our services to changes resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act and any changes to such laws brought about by the current presidential administration;

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Cyber attacks or other cybersecurity incidents; improper disclosure of confidential, personal or proprietary data; and changes to laws and regulations governing cybersecurity and data privacy;

•	Significant changes in foreign exchange rates;

•	Changes to our financial presentation from new accounting estimates and assumptions (including as a result of the new lease and revenue recognition standards or the Tax Act);

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

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2017

Part I

Item 1. Business.

Overview

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or Gallagher, are engaged in providing insurance brokerage, consulting, and third party claims settlement and administration services to both domestic and international entities. We believe that our major strength is our ability to deliver comprehensively structured insurance, insurance and risk management solutions, superior claim outcomes and comprehensive consulting services to our clients.

Our brokerage segment operations provide brokerage and consulting services to companies and entities of all types, including commercial, not-for-profit and public entities, and, to a lesser extent, individuals, in the areas of insurance placement, risk of loss management, and management of employer sponsored benefit programs. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not-for-profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by an underwriting enterprise.

We do not assume underwriting risk on a net basis other than with respect to de minimis amounts necessary to provide minimum or regulatory capital amounts to organize captives, pools, specialized underwriters or risk-retention groups. Rather, capital necessary for covering events of loss is provided by “underwriting enterprises,” which we define as insurance companies, reinsurance companies and various other risk-taking entities, including intermediaries of underwriting enterprises, that we do not own or control.

Since our founding in 1927, we have grown from a one-person insurance agency to the world’s fourth largest insurance broker/risk manager based on revenues, according to Business Insurance magazine’s July 2017 edition, and one of the world’s largest property/casualty third party claims administrators, according to Business Insurance magazine’s June 2017 edition. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 62%, 13% and 25%, respectively, to 2017 revenues. We generate approximately 69% of our revenues from the combined brokerage and risk management segments domestically, with the remaining 31% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the United Kingdom (U.K.). Substantially all of the revenues of the corporate segment are generated in the United States (U.S.).

Shares of our common stock are traded on the New York Stock Exchange under the symbol AJG, and we had a market capitalization at December 31, 2017 of approximately $11.5 billion. Information in this report is as of December 31, 2017 unless otherwise noted. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at 2850 Golf Road, Rolling Meadows, Illinois 60008-4050, and our telephone number is (630) 773-3800.

Operating Segments

We report our results in three segments: brokerage, risk management and corporate. The major sources of our operating revenues are commissions, fees and supplemental and contingent revenues from our brokerage operations, and fees, including performance-based fees, from our risk management operations. The corporate segment generates revenues from our clean energy investments. Information with respect to all sources of revenue, by segment, for each of the three years in the period ended December 31, 2017, is as follows (in millions):

	2017		2016		2015
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Brokerage
Commissions	$2,627.2	42%	$2,439.1	43%	$2,338.7	44%
Fees	868.8	14%	775.7	14%	705.8	13%
Supplemental revenues	163.7	3%	147.0	3%	125.5	2%
Contingent revenues	111.8	2%	107.2	2%	93.7	2%
Investment income and other	59.0	1%	58.9	1%	60.3	1%

	3,830.5	62%	3,527.9	63%	3,324.0	62%

Risk Management
Fees	768.0	12%	717.1	13%	726.5	13%
Investment income	0.6	—%	1.0	—%	0.6	—%

	768.6	13%	718.1	13%	727.1	13%

Corporate
Clean energy and other investment income	1,560.5	25%	1,348.8	24%	1,341.3	25%

Total revenues	$6,159.6	100%	$5,594.8	100%	$5,392.4	100%

See Note 20 to our 2017 consolidated financial statements for additional financial information, including earnings before income taxes and identifiable assets by segment for 2017, 2016 and 2015.

Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commissions, fees, supplemental revenues and contingent revenues, and our costs to obtain and fulfill the service obligations to our clients, can vary from quarter to quarter as a result of the timing of contract-effective dates and the timing of receipt of information from underwriting enterprises. On the other hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions, recognition of books of business gains and losses and the variability in the recognition of tax credits generated by our clean energy investments also impact the trends in our quarterly operating results. See Note 19 to our 2017 consolidated financial statements for unaudited quarterly operating results for 2017 and 2016.

Brokerage Segment

The brokerage segment accounted for 62% of our revenues in 2017. We operate our brokerage segment operations through a network of more than 370 sales and service offices located throughout the U.S. and another 240 sales and service offices in 32 countries, but most of which are in Australia, Canada, the Caribbean, New Zealand and the U.K. Most of these offices are fully staffed with sales and service personnel. We also offer client service capabilities in more than 150 countries around the world through a network of correspondent brokers and consultants.

Our brokerage segment generates revenues by:

(i)	Identifying, negotiating and placing all forms of insurance or reinsurance coverages, as well as providing risk-shifting, risk-sharing and risk-mitigation consulting services, principally related to property/casualty, life, health, welfare and disability insurance. We also provide these services through, or in conjunction with, other unrelated agents and brokers, consultants and management advisors.

(ii)	Acting as an agent or broker for multiple underwriting enterprises by providing services such as sales, marketing, selecting, negotiating, underwriting, servicing and placing insurance coverage on their behalf.

(iii)	Providing consulting services related to health and welfare benefits, voluntary benefits, executive benefits, compensation, retirement planning, institutional investment and fiduciary, actuarial, compliance, private insurance exchange, human resource technology, communications, and benefit administration.

(iv)	Providing management and administrative services to captives, pools, risk-retention groups, healthcare exchanges, small underwriting enterprises, such as accounting, claims and loss processing assistance, feasibility studies, actuarial studies, data analytics and other administrative services.

The vast majority of our brokerage contracts and service understandings are for a period of one year or less.

Commissions and fees

The primary source of brokerage segment revenues are commissions from underwriting enterprises, which are based on a percentage of premiums paid by our clients, or fees received from clients, which are based on an agreed level of service with our clients, usually in lieu of commissions.

Commissions are fixed at the contract effective date and generally are based on a percentage of premium for insurance coverage or employee head count for employer sponsored benefit plans. Commissions depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk of coverage, and historical benchmarks surrounding the level of effort necessary for us to place and service the insurance contract. Fees are rarely tied to the amount of premiums; instead, they are based on an expected level of effort to provide our services.

Whether we are paid a commission or a fee, the vast majority of our services are associated with the placement of an insurance (or insurance-like) contract. See Revenue Recognition in Note 1 to our 2017 consolidated financial statements. See Note 2 to our 2017 consolidated financial statements for information with respect to the potential impacts that a new accounting standard, relating to revenue recognition, could have on our future financial position and operating results.

Supplemental revenues

Certain underwriting enterprises may pay us additional revenues based on the volume of premium we place with them and for insights into our sales pipeline, our sales capabilities or our risk selection knowledge. These amounts are in excess of the commission and fee revenues discussed above, and not all business we place with underwriting enterprises is eligible for supplemental revenues. See Revenue Recognition in Note 1 to our 2017 consolidated financial statements. See Note 2 to our 2017 consolidated financial statements for information with respect to the potential impacts that a new accounting standard relating to revenue recognition could have on our future financial position and operating results.

Contingent revenues

Certain underwriting enterprises may pay us additional revenues for our sales capabilities, our risk selection knowledge, or our administrative efficiencies. These amounts are in excess of the commission revenues discussed above, and not all business we place with participating underwriting enterprises is eligible for contingent revenues. Unlike supplemental revenues, discussed above, these revenues are variable, generally based on growth, the loss experience of the underlying insurance contracts, and/or our efficiency in processing the business. See Revenue Recognition in Note 1 to our 2017 consolidated financial statements. See Note 2 to our 2017 consolidated financial statements for information with respect to the potential impacts that a new accounting standard relating to revenue recognition could have on our future financial position and operating results.

Sub-brokerage costs

Sub-brokerage costs are excluded from our gross revenues in our determination of our total revenues. Sub-brokerage costs represent commissions paid to sub-brokers related to the placement of certain business by our brokerage segment operations. We recognize this contra revenue in the same manner as the commission revenue to which it relates.

Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 83% of our brokerage segment revenues in 2017. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

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

Our retail brokerage operations are organized and operate within certain key niche/practice groups, which account for approximately 73% of our retail brokerage revenues. These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base. Significant niche/practice groups we serve are as follows:

Affinity	Equity Advisors	Law Firms	Real Estate/Hospitality
Automotive	Financial Institutions	Life Sciences	Religious
Aviation	Food/Agribusiness	Marine	Restaurant
Construction	Global Risks	Not-for-Profit	Technology
Energy	Healthcare	Personal	Trade Credit/Political Risk
Entertainment	Higher Education	Private Client	Transportation
Environmental	K12 Education	Public Entity

Our specialized focus on these niche/practice groups allows for highly-focused marketing efforts and facilitates the development of value-added products and services specific to those industries. We believe that our detailed understanding and broad client contacts within these niche/practice groups provide us with a competitive advantage.

We anticipate that our retail brokerage operations’ greatest revenue growth over the next several years will continue to come from:

•	Mergers and acquisitions;

•	Our niche/practice groups and middle-market accounts;

•	Cross-selling other brokerage products to existing clients; and

•	Developing and managing alternative market mechanisms such as captives, rent-a-captives and deductible plans/self-insurance.

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 17% of our brokerage segment revenues in 2017. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through more than 80 offices primarily located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. In certain cases we act as a brokerage wholesaler and in other cases we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for underwriting enterprises. Managing general agents and managing general underwriters are agents authorized by an underwriting enterprise to manage all or a part of its business in a specific geographic territory. Activities they perform on behalf of the underwriting enterprise may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

More than 75% of our wholesale brokerage revenues comes from non-affiliated brokerage clients. Based on revenues, our domestic wholesale brokerage operation ranked as one of the largest domestic managing general agents/underwriting managers/wholesale brokers/Lloyds coverholders according to Business Insurance magazine’s September 2017 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 13% of our revenues in 2017. Approximately 64% of our risk management segment’s revenues are from workers’ compensation-related claims, 32% are from general and commercial auto liability-related claims and 4% are from property-related claims.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not for profit organizations and public entities on an independent basis from our brokerage operations. We manage our third party claims adjusting operations through a network of more than 90 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Most of these offices are fully staffed with claims adjusters and other service personnel. Our adjusters and service personnel act solely on behalf and under the instruction of our clients.

While this segment complements our brokerage and consulting offerings, more than 90% of our risk management segment’s revenues come from clients not affiliated with our brokerage operations, such as underwriting enterprises and clients of other insurance brokers. Based on revenues, our risk management operation ranked as one of the world’s largest property/casualty third party claims administrators according to Business Insurance magazine’s June 2017 edition.

Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Per-claim fees

Where we operate under a contract where our fee is established on a per-claim basis, our obligation is to process claims for a term specified within the contract, which we provide over a period of time. We recognize these fee revenues ratably as the services are rendered, and record the income effects of subsequent fee adjustments when the adjustments become known.

Cost-plus fees

Where we provide services and generate revenues on a cost-plus basis, we recognize revenue over the contract period.

Performance-based fees

Certain clients pay us additional fee revenues for our efficiency in managing claims or on the basis of claim outcome effectiveness. These amounts are in excess of the fee revenues discussed above. These revenues are variable, generally based on various performance metrics of the underlying contracts. We generally operate under multi-year contracts with fiscal year measurement periods. We do not receive these fees, if earned, until the following year after verification of the performance metrics outlined in the contracts. Each period we base our estimates on a contract-by-contract basis.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from:

•	Program business and the outsourcing of portions of underwriting enterprise claims departments;

•	Increased levels of business with Fortune 1000 companies;

•	Larger middle-market companies and captives; and

•	Mergers and acquisitions.

Corporate Segment

The corporate segment accounted for 25% of our revenues in 2017. The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses and other corporate costs. The revenues reported by this segment in 2017 resulted almost solely from our consolidated clean energy investments.

Clean-Energy Investments

We own 34 commercial clean coal production facilities that produce refined coal using Chem-Mod LLC’s proprietary technologies. These operations produce refined coal that we believe qualifies for tax credits under IRC Section 45. The law that provides for IRC Section 45 tax credits will expire in December 2019 for 14 of our plants and in December 2021 for the other 20 plants. Chem-Mod LLC (described below) is a privately-held enterprise that has commercialized multi-pollutant reduction technologies to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants. We own 46.5% of Chem-Mod LLC and are its controlling managing member. We also have a 12.0% noncontrolling interest in a dormant, privately-held, enterprise, C-Quest Technology LLC, which owns technologies that reduce carbon dioxide emissions created by burning fossil fuels. It is unclear if C-Quest will ever become commercially viable.

International Operations

Our total revenues by geographic area for each of the three years in the period ended December 31, 2017 were as follows (in millions):

	2017		2016		2015
		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total
Brokerage and risk management segments
United States	$3,176.9	69%	$2,944.6	69%	$2,713.9	68%
United Kingdom	717.6	16%	712.1	17%	766.9	19%
Australia	270.9	6%	245.5	6%	256.7	6%
Canada	155.4	3%	138.2	3%	136.6	3%
New Zealand	150.5	3%	125.9	3%	122.6	3%
Other foreign	127.8	3%	79.7	2%	54.4	1%

Total brokerage and risk management	4,599.1	100%	4,246.0	100%	4,051.1	100%

Corporate segment, substantially all United States	1,560.5		1,348.8		1,341.3

Total revenues	$6,159.6		$5,594.8		$5,392.4

Total revenues generated by our U.K. based operations increased in 2017 compared to 2016 due to organic revenue growth and favorable foreign currency translation. Total revenues generated by our Australia, Canada, New Zealand and other foreign operations increased in 2017 compared to 2016 due to organic revenue growth and acquisition related activity. See Notes 6, 17 and 20 to our 2017 consolidated financial statements for additional financial information related to our foreign operations, including goodwill allocation, earnings before income taxes and identifiable assets, by segment, for 2017, 2016 and 2015.

International and Other Brokerage Related Operations

We operate as a retail commercial property and casualty broker throughout more than 39 locations in Australia, 35 locations in Canada and 30 locations in New Zealand. In the U.K., we operate as a retail broker from approximately 100 locations. We also have specialty, wholesale, underwriting and reinsurance intermediary operations in London for clients to access Lloyd’s of London and other international underwriting enterprises, and a program operation offering customized risk management products and services to U.K. public entities.

In Bermuda, we act principally as a wholesale broker for clients looking to access Bermuda-based underwriting enterprises and we also provide management and administrative services for captive insurance entities.

We also have strategic brokerage alliances with a variety of independent brokers in countries where we do not have a local office presence. Through this global network of correspondent insurance brokers and consultants, we are able to fully serve our clients’ coverage and service needs in more than 150 countries around the world.

Captive underwriting enterprises - We have ownership interests in several underwriting enterprises based in the U.S., Bermuda, Gibraltar, Guernsey, Isle of Man and Malta, that primarily operate segregated account “rent-a-captive” facilities. These “rent-a-captive” facilities enable our clients to receive the benefits of participating in a captive underwriting enterprise without incurring certain disadvantages of ownership. Captive underwriting enterprises, or “rent-a-captive” facilities, are created for clients to insure their risks and capture any underwriting profit and investment income, which would then be available for use by the insureds, generally to reduce future costs of their insurance programs. In general, these companies are set up as protected cell companies that are comprised of separate cell business units (which we refer to as Captive Cells) and the core regulated company (which we refer to as the Core Company). The Core Company is owned and operated by us and no insurance policies are assumed by the Core Company. All insurance is assumed or written within individual Captive Cells. Only the activity of the supporting Core Company of the rent-a-captive facility is recorded in our consolidated financial statements, including cash and stockholder’s equity of the legal entity, and any expenses incurred to operate the rent-a-captive facility. Most Captive Cells reinsure individual lines of insurance coverage from external underwriting enterprises. In addition, some Captive Cells offer individual lines of insurance coverage from one of our underwriting enterprise subsidiaries. The different types of insurance coverage include special property, general liability, products liability, medical professional liability, other liability and medical stop loss. The policies are generally claims-made. Insurance policies are written by an underwriting enterprise and the risk is assumed by each of the Captive Cells. In general, we structure these operations to have no underwriting risk on a net written basis. In situations where we have assumed underwriting risk on a net written basis, we have managed that exposure by obtaining full collateral for the underwriting risk we have assumed from our clients. We typically require pledged assets including cash and/or investment accounts, or letters of credit to limit our risk.

We also have a wholly owned underwriting enterprise subsidiary based in the U.S. that cedes all of its insurance risk of loss to reinsurers or captives under facultative and quota-share treaty reinsurance agreements. While we believe these ceding reinsurance agreements displace all of our risk of loss, they do not discharge us of our primary liability to our clients. For example, in the event that all or any of the reinsuring companies or captives are unable to meet their obligations, we would be liable for such defaulted amounts. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers or captives. In order to minimize our exposure to losses from reinsurer credit risk and insolvencies, we believe we have managed that exposure by obtaining full collateral for which we typically require pledged assets, including cash and/or investment accounts or letters of credit to fully offset the risk. See Note 16 to our 2017 consolidated financial statements for additional financial information related to the insurance activity of our wholly owned underwriting enterprise subsidiary for 2017, 2016 and 2015.

International Risk Management Operations

Our international risk management operations are principally in Australia, Canada, New Zealand and the U.K. Services are similar to those provided in the U.S. and are provided primarily on behalf of commercial and public entity clients.

See Item 1A. “Risk Factors” for information regarding risks attendant to these foreign operations.

Competition

Brokerage Segment

According to Business Insurance magazine’s July 2017 edition, we were the world’s fourth largest insurance broker based on revenues. The insurance brokerage and consulting business is highly competitive and there are many organizations and individuals throughout the world who actively compete with us in every area of our business.

Our retail and wholesale brokerage operations compete globally with Aon plc, Marsh & McLennan Companies, Inc. and Willis Towers Watson Public Limited Company, each of which has greater worldwide revenues than us. In addition, various other competing firms, such as Jardine Lloyd Thomson Group plc, Brown & Brown Inc., Hub International Ltd., Lockton Companies, Inc., USI Holdings Corporation and BB&T Insurance Services operate globally or nationally or are strong in a particular region or locality and may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. In addition, for our employee benefit consulting services, we compete with larger firms such as Aon plc, Mercer (a subsidiary of Marsh & McLennan Companies, Inc.); Willis Towers Watson Public Limited Company; mid-market firms such as Lockton Companies, Inc. and USI Holdings Corporation, specialized consulting firms such as Pearl Meyer, and the benefits consulting divisions of the national public accounting firms, as well as a vast number of local and regional brokerages and agencies. Our wholesale brokerage and binding operations compete with large wholesalers such as CRC Insurance Services, Inc., RT Specialty, AmWINS Group, Inc., Burns & Wilcox, Ltd. and All Risks Ltd., as well as a vast number of local and regional wholesalers. We also compete with certain underwriting enterprises that offer insurance and risk management products and solutions directly to clients. Government benefits relating to health, disability and retirement are also alternatives to private insurance, and indirectly compete with us.

We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the personalized attention we provide, the individual and corporate expertise providing the actual service to the client, and the overall cost to our clients.

Risk Management Segment

Our risk management operation currently ranks as one of the world’s largest property/casualty third party claims administrators based on revenues, according to Business Insurance magazine’s June 2017 edition. While many global and regional claims administrators operate within this space, we compete directly with Sedgwick Claims Management Services, Inc., Broadspire Services, Inc. (a subsidiary of Crawford & Company) and ESIS (a subsidiary of Chubb Limited). Several large underwriting enterprises, such as Travelers and Liberty Mutual, also maintain their own claims administration units, which can be strong competitors. In addition, we compete with various smaller third party claims administrators on a regional level. We believe that the primary factors determining our competitive position are reputation for outstanding service, cost-efficient service and ability to deliver better claim-outcomes.

Business Combinations

We completed and integrated 459 acquisitions from January 1, 2002 through December 31, 2017, most of which were within our brokerage segment. The majority of these acquisitions have been smaller regional or local brokerages, agencies, or employee benefit consulting operations with a middle or small client focus and/or significant expertise in one of our niche/practice groups. The total purchase price for individual acquisitions has typically ranged from $1.0 million to $50.0 million, although in 2014 we completed three large international brokerage acquisitions with an aggregate purchase price consideration in excess of $1.7 billion.

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

See Note 3 to our 2017 consolidated financial statements for a summary of our 2017 acquisitions, the amount and form of the consideration paid and the dates of acquisition.

Clients

Our client base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of our business depends upon a single client or on a few clients. The loss of any one client would not have a material adverse effect on our operations. In 2017, our largest single client represented approximately 1.0% and our ten largest clients together represented approximately 3.0% of our combined brokerage and risk management segment revenues.

Employees

As of December 31, 2017, we had approximately 26,800 employees.

We enter into agreements with many of our brokerage salespersons and significant client-facing employees, plus all of our executive officers, which prohibit them from disclosing confidential information and/or soliciting our clients, prospects and employees upon their termination of employment. The confidentiality and non-solicitation provisions of such agreements terminate in the event of a hostile change in control, as defined in the agreements. We pursue legal actions for alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action.

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

Disclosure pursuant to Section 13(r) of the Exchange Act

In our Quarterly Reports on Form 10-Q for the first, second and third quarters of 2017, we disclosed certain activities required to be reported under Section 13(r) of the Exchange Act, and such disclosures are incorporated herein by reference.

In the fourth quarter of 2017, our U.K. domiciled subsidiary, Arthur J. Gallagher (UK) Limited and our Norway domiciled subsidiary, Bergvall Marine AS, acted as insurance brokers and advised clients in obtaining insurance coverage for activities related to Iran’s oil, gas and petroleum industries. These subsidiaries assisted clients in obtaining insurance, reinsurance and retrocession coverage for a variety of activities in Iran, including insurance coverage for:

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

The activities described above were conducted in full compliance with General License H. Our subsidiaries generated total gross revenue of approximately $7,289 (in actual dollars) and net profit of approximately $1,458 (in actual dollars) from these activities.

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

An overall decline in economic activity could adversely impact us in future years as a result of reductions in the overall amount of consulting services and insurance coverage that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. Such reductions could also adversely impact future commission revenues when the underwriting enterprises perform exposure audits if they lead to subsequent downward premium adjustments. We record the commission income effects of subsequent premium adjustments when the adjustments become known and, as a result, any downturn or improvement in our results of operations and financial condition may lag a downturn or improvement in the economy. Some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our results of operations and financial condition. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected. Our substantial operations outside the U.S. expose us to risk even when economic activity is strong in the U.S. For example, our operations in the U.K., which contributed approximately 18% of our brokerage segment and approximately 4% of our risk management segment revenues in 2017, expose us to risk in the event of an economic downturn in the U.K. due to Brexit.

Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity could adversely affect our results of operations and financial condition.

We have a significant amount of trade accounts receivable from some of the underwriting enterprises with which we place insurance. If those companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. The failure of an underwriting enterprise with which we place business could result in errors and omissions claims against us by our clients, and the failure of errors and omissions underwriting enterprises could make the errors and omissions insurance we rely upon cost prohibitive or unavailable, which could adversely affect our results of operations and financial condition. In addition, if underwriting enterprises merge or if a large underwriting enterprise fails or withdraws from offering certain lines of coverage, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability.

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

As underwriting enterprises continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to precisely forecast our commission revenues, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, loan repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While historically we have been able to participate in certain of these activities on behalf of our clients and obtain fee revenue for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from our traditional brokerage activities. Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than variable commission rates. This could negatively impact us because fees are generally not indexed for inflation and do not automatically increase with premiums as commissions do.

Contingent and supplemental revenues we receive from underwriting enterprises are less predictable than standard commission revenues, and any decrease in the amount of these forms of revenue could adversely affect our results of operations.

A significant portion of our revenues consists of contingent and supplemental revenues from underwriting enterprises. Contingent revenues are paid after the insurance contract period, generally in the first or second quarter, based on the growth and/or profitability of business we placed with an underwriting enterprise during the prior year. On the other hand, supplemental revenues are paid up front, on an annual or quarterly basis, generally based on our historical premium volumes with the underwriting enterprise and additional capabilities or services we bring to the engagement. If, due to the current economic environment or for any other reason, we are unable to meet an underwriting enterprise’s particular profitability, volume or growth thresholds, as the case may be, or such companies increase their estimate of loss reserves (over which we have no control), actual contingent revenues or supplemental revenues could be less than anticipated, which could adversely affect our results of operations. In the case of contingent revenues, under the new revenue recognition accounting standard, which is effective January 1, 2018, this could lead to the reversal of revenues in future periods that were recognized in prior periods (See Note 2 to our 2017 consolidated financial statements for more information).

We face significant competitive pressures in each of our businesses.

The insurance brokerage and employee benefit consulting businesses are highly competitive and many insurance brokerage and employee benefit consulting organizations actively compete with us in one or more areas of our business around the world. We compete with three firms in the global risk management and brokerage markets that have revenues significantly larger than ours. In addition, many other smaller firms that operate nationally or that are strong in a particular country, region or locality may have, in that country, region or locality, an office with revenues as large as or larger than those of our corresponding local office. Our third party claims administration operation also faces significant competition from stand-alone firms as well as divisions of larger firms.

We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the personalized attention we provide, the individual and corporate expertise of the brokers and consultants providing the actual service to the client and our ability to help our clients manage their overall insurance costs. Losing business to competitors offering similar products at a lower cost or having other competitive advantages would adversely affect our business.

In addition, any increase in competition due to new legislative or industry developments could adversely affect us. These developments include:

•	Increased capital-raising by underwriting enterprises, which could result in new risk-taking capital in the industry, which in turn may lead to lower insurance premiums and commissions;

•	Underwriting enterprises selling insurance directly to insureds without the involvement of a broker or other intermediary;

•	Changes in our business compensation model as a result of regulatory developments;

•

Federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products currently offered by underwriting enterprises; and

•

Increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms.

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

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat of digital disruption and other technology change. The threat may come from established market participants through disintermediation as well as from new entrants. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

In some cases, we depend on key vendors and partners to provide technology and other support for our strategic initiatives. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

Damage to our reputation could have a material adverse effect on our business.

Our reputation is one of our key assets. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, ability to protect client information, trustworthiness, business practices, financial condition and other subjective qualities. Negative perceptions or publicity regarding these or other matters, including our association with clients or business partners who themselves have a damaged reputation, or from actual or alleged conduct by us or our employees, could damage our reputation. Any resulting erosion of trust and confidence among existing and potential clients, regulators, stockholders and other parties important to the success of our business could make it difficult for us to attract new clients and maintain existing ones, which could have a material adverse effect on our business, financial condition and results of operations.

We have historically acquired large numbers of insurance brokers, benefit consulting firms and, to a lesser extent, claim and risk management firms. We may not be able to continue such an acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.

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

In 2017, we generated approximately 31% of our combined brokerage and risk management revenues outside the U.S., including in countries where the risk of political and economic uncertainty is relatively greater than that present in the U.S. and more stable countries. The global nature of our business creates operational and economic risks. Adverse geopolitical or economic conditions may temporarily or permanently disrupt our operations in these countries or create difficulties in staffing and managing foreign operations. For example, we have substantial operations in India to provide certain back-office services. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected our operations in India. However, such factors could potentially affect our operations there in the future. Should our access to these services be disrupted, our business, operating results and financial condition could be adversely affected.

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

•

Difficulties in staffing and managing foreign operations. For example we built our South American operations (which contributed $28.4 million in revenue from six locations in 2017) through acquisitions of local family-owned insurance brokerage firms, and if we lost a local leader, recruiting a local replacement for such leader, or finding an internal candidate qualified to transfer to such location, could be difficult;

•

Less flexible employee relationships, which may limit our ability to prohibit employees from competing with us after they are no longer employed with us or recovering damages in the event they do so, and may make it more difficult and expensive to terminate their employment;

•	Political and economic instability (including risks relating to undeveloped or evolving legal systems, unstable governments, acts of terrorism and outbreaks of war);

•	Coordinating our communications and logistics across geographic distances, multiple time zones and in different languages, including during times of crisis management;

•	Adverse trade policies, and adverse changes to any of the policies of the U.S. or any of the foreign jurisdictions in which we operate;

•

Unfavorable audits and exposure to additional liabilities relating to various non-income taxes (such as payroll, sales, use, value-added, net worth, property and goods and services taxes) in foreign jurisdictions. In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, discriminatory or confiscatory taxation, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or their interpretation and the financial results of our international subsidiaries. The Organization for Economic Cooperation and Development issued reports and recommendations as part of its Base Erosion and Profit Shifting project (BEPS), and in response many countries in which we do business are expected to adopt rules which may change various aspects of the existing framework under which our tax obligations are determined. For example, in response to BEPS, the U.K. adopted rules in 2016 that affect the deductibility of interest paid on intercompany debt, and other jurisdictions where we operate, including Australia and New Zealand, may do so as well in the near future;

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

The foreign and international trade policies of the current U.S. presidential administration could develop in ways that exacerbate the risks described above, or introduce new risks for our international operations. If any of these risks materialize, our results of operations and financial condition could be adversely affected.

Significant changes in foreign exchange rates may adversely affect our results of operations.

A substantial portion of our business is located outside the U.S. Some of our foreign subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. We must also translate the financial results of our foreign subsidiaries into U.S. dollars. Although we have used foreign currency hedging strategies in the past and currently have some in place, such risks cannot be eliminated entirely, and significant changes in exchange rates may adversely affect our results of operations. In the U.K., Brexit has and may continue to result in substantial volatility in foreign exchange markets and may lead to a sustained weakness in the British pound’s exchange rate against the U.S. dollar. Any significant weakening of the British pound to the U.S. dollar will have an adverse impact on our brokerage and risk management segment revenues and earnings as reported in U.S. dollars.

We face a variety of risks in our risk management third-party claims administration operations that are distinct from those we face in our insurance brokerage and benefit consulting operations.

Our third party claims administration operations face a variety of risks distinct from those faced by our brokerage operations, including the risks that:

•

The favorable trend among both underwriting enterprises and self-insured entities toward outsourcing various types of claims administration and risk management services will reverse or slow, causing our revenues or revenue growth to decline;

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

•

We will not be able to satisfy regulatory requirements related to third party administrators or that regulatory developments (including those relating to security and data privacy outside the U.S.) will impose additional burdens, costs or business restrictions that make our business less profitable;

•	Economic weakness or a slow-down in economic activity could lead to a reduction in the number of claims we process;

•

If we do not control our labor and technology costs, we may be unable to remain competitive in the marketplace and profitably fulfill our existing contracts (other than those that provide cost-plus or other margin protection);

•

We may be unable to develop further efficiencies in our claims-handling business and may be unable to obtain or retain certain clients if we fail to make adequate improvements in technology or operations; and

•

Underwriting enterprises or certain large self-insured entities may create in-house servicing capabilities that compete with our third party administration and other administration, servicing and risk management products.

If any of these risks materialize, our results of operations and financial condition could be adversely affected.

Sustained increases in the cost of employee benefits could reduce our profitability.

The cost of current employees’ medical and other benefits, as well as pension retirement benefits and postretirement medical benefits under our legacy defined benefit plans, substantially affects our profitability. In the past, we have occasionally experienced significant increases in these costs as a result of macro-economic factors beyond our control, including increases in health care costs, declines in investment returns on pension assets and changes in discount rates and actuarial assumptions used to calculate pension and related liabilities. A significant decrease in the value of our defined benefit pension plan assets, changes to actuarial assumptions used to determine pension plan liabilities, or decreases in the interest rates used to discount the pension plans’ liabilities could cause an increase in pension plan costs in future years. Although we have actively sought to control increases in these costs, we can make no assurance that we will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce our profitability.

Business disruptions could have a material adverse effect on our operations, damage our reputation and impact client relationships.

Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business. Such a disruption could be caused by human error, capacity constraints, hardware failure or defect, natural disasters, fire, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political unrest, or war. Our disaster recovery procedures may not be effective and insurance may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients or increase in claims and lawsuits directed against us.

For example, our third party claims administration operation is highly dependent on the continued and efficient functioning of RISX-FACS®, our proprietary risk management information system, to provide clients with insurance claim settlement and administration services. A disruption affecting RISX-FACS® or any other infrastructure supporting our business could have a material adverse effect on our operations, cause reputational harm and damage our client relationships.

Regulatory, Legal and Accounting Risks

A cybersecurity attack could adversely affect our business, financial condition and reputation.

We rely on information technology and third party vendors to support our business activities. Cybersecurity breaches of any of the systems we rely on may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions. We have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business. In the future, any material breaches of cybersecurity, or media reports of the same, even if untrue, could cause us to experience reputational harm, loss of clients and revenue, loss of proprietary data, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard clients’ information or financial losses. Such losses may not be insured against or not fully covered through insurance we maintain.

We have invested and continue to invest in technology security initiatives, policies and resources and employee training. The cost and operational consequences of implementing, maintaining and enhancing further system protections measures could increase significantly as cybersecurity threats increase. As these threats evolve, cybersecurity incidents will be more difficult to detect, defend against and remediate. Any of the foregoing may have a material adverse effect on our business, financial condition and reputation.

Improper disclosure of confidential, personal or proprietary information could result in regulatory scrutiny, legal liability or reputational harm, and could have an adverse effect on our business or operations.

We maintain confidential, personal and proprietary information relating to our company, our employees and our clients. This information includes personally identifiable information, protected health information, financial information and intellectual property. If our information systems or infrastructure or those of our third party vendors experience a significant disruption or breach, such information could be compromised. A party that obtains this information may use it to steal funds, for ransom, to facilitate a fraud, or for other illicit purposes. Such a disruption or breach could also result in unauthorized access to our proprietary information, intellectual property and business secrets.

We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of human error or malfeasance. It is possible that our security controls and employee training may not be effective. This could harm our reputation, create legal exposure, or subject us to legal liability.

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

Changes in data privacy and protection laws and regulations, particularly in Europe, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third party vendors. For example, the European Union adopted a comprehensive General Data Privacy Regulation (GDPR) in May 2016 that will replace the current EU Data Protection Directive and related country-specific legislation. The GDPR will become fully effective in May 2018, and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to revise certain of our business practices. In addition, legislators and regulators in the U.S. are proposing new and more robust cybersecurity rules in light of the recent broad-based cyberattacks at a number of companies.

These and similar initiatives around the world could increase the cost of developing, implementing or securing our servers and require us to allocate more resources to improved technologies, adding to our IT and compliance costs. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business, or we may be less profitable.

Many of our activities throughout the world are subject to regulatory supervision and regulations promulgated by bodies such as the Securities and Exchange Commission (SEC), the Department of Justice (DOJ), the Internal Revenue Service (IRS) and the Office of Foreign Assets Control (OFAC) in the U.S., the Financial Conduct Authority (FCA) in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, data privacy, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves and the amount of local investment with respect to our operations in certain countries. This regulatory supervision could reduce our profitability or growth by increasing the costs of compliance, restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, underwriting enterprises and third parties. As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization. A compliance failure by even one of our smallest branches could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties and the revocation of our authorization to operate. In all such cases, we would also likely incur significant internal investigation costs and legal fees.

The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including increased staffing needs, the development of new policies, procedures and internal controls and providing training to employees in multiple locations, adding to our cost of doing business. Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected. In addition, in light of recent events associated with Brexit, we will likely face new regulatory costs and challenges. For example, our U.K. operations could lose their European Union financial services passport which provides them the license to operate across borders within the single European Union market without obtaining local regulatory approval.

Changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, could from time to time require operational changes that could result in lost revenues or higher costs or hinder our ability to operate our business.

For example, the method by which insurance brokers are compensated has received substantial scrutiny in the past because of the potential for conflicts of interest. The potential for conflicts of interest arises when a broker is compensated by two parties in connection with the same or similar transactions. The vast majority of the compensation we receive for our work as insurance brokers is in the form of retail commissions and fees. We receive additional revenue from underwriting enterprises, separate from retail commissions and fees, including, among other things, contingent and supplemental revenues and payments for consulting and analytics services we provide them. Future changes in the regulatory environment may impact our ability to collect these amounts. Adverse regulatory, legal or other developments regarding these revenues could have a material adverse effect on our business, results of operations or financial condition, expose us to negative publicity and reputational damage and harm our relationships with clients, underwriting enterprises or other business partners.

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

In addition, FATCA requires certain of our subsidiaries, affiliates and other entities to obtain valid FATCA documentation from payees prior to remitting certain payments to such payees. In the event we do not obtain valid FATCA documents, we may be obliged to withhold a portion of such payments. This obligation is shared with our clients who may fail to comply, in whole or in part. In such circumstances, we may incur FATCA compliance costs including withholding taxes, interest and penalties. In addition, regulatory initiatives and changes in the regulations and guidance promulgated under FATCA may increase our costs of operations, and could adversely affect the market for our services as intermediaries, which could adversely affect our results of operations and financial condition.

Our business could be negatively impacted if we are unable to adapt our services to changes resulting from the 2010 Health Care Reform Legislation.

The 2010 Health Care Reform Legislation, among other things, increases the level of regulatory complexity for companies that offer health and welfare benefits to their employees, and continues to be amended through regulations issued by various government agencies. Initiatives by the current presidential administration to change certain aspects of this legislation, including repeal of the individual mandate and further delay of the “Cadillac Tax,” may increase such complexity. Many clients of our brokerage segment purchase health and welfare products for their employees and, therefore, are impacted by the 2010 Health Care Reform Legislation. We have made significant investments in product and knowledge development to assist clients as they navigate the complex requirements of this legislation. Depending on future changes to health legislation, these investments may not yield returns. In addition, if we are unable to adapt our services to changes resulting from this law and any subsequent regulations, our ability to grow our business or to provide effective services, particularly in our employee benefits consulting business, will be negatively impacted. In addition, if our clients reduce the role or extent of employer sponsored health care in response to this or any other law, our results of operations could be adversely impacted.

We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

We are subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. Such claims, lawsuits and other proceedings could, for example, include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide underwriting enterprises with complete and accurate information relating to the risks being insured, or provide clients with appropriate consulting, advisory and claims handling services. There is the risk that our employees or sub-agents may fail to appropriately apply funds that we hold for our clients on a fiduciary basis. Certain of our benefits and retirement consultants provide investment advice or decision-making services to clients. If these clients experience investment losses, our reputation could be damaged and our financial results could be negatively affected as a result of claims asserted against us and lost business. We have established provisions against these matters that we believe are adequate in light of current information and legal advice, and we adjust such provisions from time to time based on current material developments. The damages claimed in such matters are or may be substantial, including, in many instances, claims for punitive, treble or other extraordinary damages. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable or we experience an increase in liabilities for which we self-insure. We have purchased errors and omissions insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as current developments warrant.

As more fully described in Note 15 to our 2017 consolidated financial statements, we are a defendant in various legal actions incidental to our business, including but not limited to matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. For example, our micro-captive advisory services are currently the subject of an investigation by the IRS. In addition, we were named in a lawsuit asserting that we, our subsidiary, Gallagher Clean Energy, LLC, and Chem-Mod LLC are liable for infringement of a patent held by Nalco Company. An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period, or on an ongoing basis. In addition, regardless of any eventual monetary costs, any such matter could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.

The recently passed Tax Cuts and Jobs Act may have an adverse effect on us, and such effect may be material.

On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act, which significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%; limiting the deductibility of interest expense; implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Many aspects of the Tax Act are unclear and may not be clarified for some time. As a result, we have not yet been able to determine the full impact of the new laws on our business, operating results and financial condition. It is possible that the Tax Act, or interpretations under it, could have an adverse effect on us, and such effect could be material.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments (including our IRC Section 45 investments), income taxes, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Actual results could differ from these estimates. Further, as guidance relating to the recently enacted Tax Act is released, our provisional estimates related to the Tax Act may change. Additionally, changes in accounting standards (such as the new revenue recognition standard and a new standard for leases – see Note 2 to our 2017 consolidated financial statements) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

Risks Relating to our Investments, Debt and Common Stock

Our clean energy investments are subject to various risks and uncertainties.

We have invested in clean energy operations capable of producing refined coal that we believe qualify for tax credits under IRC Section 45.

See Note 13 to our 2017 consolidated financial statements for a description of these investments. Our ability to generate returns and avoid write-offs in connection with these investments is subject to various risks and uncertainties. These include, but are not limited to, the risks and uncertainties set forth below.

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

•

Value of the tax credits and the tax benefits of operating costs. The timing of our utilization of the tax credits will be impacted by changes to the tax code recently enacted, but their overall gross value to us will not be impacted. Although we will pay less in taxes overall, the lower corporate tax rate will reduce the tax benefit of operating costs associated with the production of refined coal.

•

Co-investor tax credit risks. We have co-investors in several of the operations currently producing refined coal, and are working to negotiate arrangements with potential co-investors for the purchase of equity stakes in other operations. If no satisfactory arrangements can be reached with these potential co-investors, or if in the future any one of our co-investors leaves a project, we could have difficulty finding replacements in a timely manner. On June 15, 2017, one of the refined coal partnerships in which we are an investor, received a notice from the IRS disallowing our co-investors from claiming tax credits. The position taken by the IRS has the potential to affect, and the IRS has opened audits of, other partnerships in which these co-investors are invested. However, the IRS notice does not challenge the validity of the tax credits themselves, or our ability to utilize tax credits. The partnership affected by the June 15, 2017 notice will defend its position in tax court. However, litigation is inherently uncertain and it is not possible to predict the ultimate disposition of this proceeding. An adverse ruling would likely make it more difficult for us to reach satisfactory arrangements with new co-investors and we may also be subject to claims against us from the co-investors affected by this IRS notice.

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

•

Market demand for coal. When the price of natural gas and/or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an economic slowdown or mild weather and a corresponding decline in the use of electricity. Sustained low natural gas prices could also cause utilities to phase out or close existing coal-fired power plants. If utilities burn less coal or eliminate coal in the production of electricity, the availability of the tax credits would also be reduced.

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

•

Moving a commercial refined coal plant. Changes in circumstances, such as those described above, may cause a commercial refined coal plant to be moved to a different power generation facility, which could require us to invest additional capital. Three plants do not currently have long-term production contracts, of which two are 2019 Era Plants and will likely never be re-deployed. The remaining 2011 Era Plant would need to be moved once negotiations for such a contract is finalized. In addition, if for any reason one or more of these operations are unable to satisfy regulatory permitting requirements, and the utilities at which they are installed are unable to timely obtain long-term permits, we may not be able to generate additional earnings from these operations.

•

Intellectual property risks. There is a risk that foreign laws will not protect the intellectual property associated with The Chem-Mod™ Solution to the same extent as U.S. laws, leaving us vulnerable to companies outside the U.S. who may attempt to copy such intellectual property. In addition, other companies may make claims of intellectual property infringement with respect to The Chem-Mod™ Solution. Such intellectual property claims, with or without merit, could require that Chem-Mod (or us and our investment and operational partners) obtain a license to use the intellectual property, which might not be obtainable on favorable terms, if at all. In July 2014, we were named in a lawsuit that asserts that we and other defendants are liable for infringement of a patent held by Nalco Company. The complaint sought a judgment of infringement, damages, costs and attorneys’ fees, and injunctive relief. Along with other defendants, we disputed the allegation of infringement and have defended this matter vigorously. We filed a motion to dismiss the complaint on behalf of all defendants, alleging no infringement of Nalco’s intellectual property. This motion and similar motions attacking amended complaints filed by Nalco, were granted. On April 20, 2016 the court dismissed Nalco’s complaints and disallowed any further opportunity to amend or refile. Nalco appealed this ruling to the Federal Circuit Court and we are expecting a ruling during the first quarter of 2018. We continue to believe that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible for us to predict the ultimate disposition of this proceeding. If Chem-Mod (or we and our investment and operational partners) cannot defeat or defend this or other such claims or obtain necessary licenses on reasonable terms, the operations may be precluded from using The Chem-Mod™ Solution.

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

As of December 31, 2017, we had total consolidated debt outstanding of approximately $3.0 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. It will also reduce the ability to use that cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

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

Further, we derive a significant portion of our revenue and operating profit from operating subsidiaries located outside the U.S. Since the majority of financing obligations as well as dividends to stockholders are paid from the U.S., it is important to be able to access the cash generated by our operating subsidiaries located outside the U.S. in the event we are unable to meet these U.S. based cash requirements.

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

The trading price of our common stock may fluctuate widely as a result of a number of factors, including the risk factors described above, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

•	General economic and political conditions such as recessions, economic downturns and acts of war or terrorism;

•	Quarterly variations in our operating results;

•	Seasonality of our business cycle;

•	Changes in the market’s expectations about our operating results;

•	Our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	Changes in financial estimates and recommendations by securities analysts concerning us or the insurance brokerage or financial services industries in general;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends in our markets, including any expectations regarding an upcoming “hard” or “soft” market;

•	Cyber attacks and other cybersecurity incidents;

•	Changes in laws and regulations affecting our business;

•	Material announcements by us or our competitors;

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The executive offices of our corporate segment and certain subsidiary and branch facilities of our brokerage and risk management segments are located at 2850 Golf Road, Rolling Meadows, Illinois, where we own approximately 360,000 square feet of space, and can accommodate 2,000 employees at peak capacity. Our prior headquarters was located at Two Pierce Place, Itasca, Illinois, where we lease approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on the Itasca property expires on February 28, 2018.

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate related to the branch facilities of our brokerage and risk management segments. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Note 15 to our 2017 consolidated financial statements for information with respect to our lease commitments as of December 31, 2017.

Item 3. Legal Proceedings.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers

Set forth below are the names, ages, positions and business backgrounds of our executive officers as of the date hereof:

Name	Age	Position and Year First Elected

J. Patrick Gallagher, Jr.	65	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	55	Corporate Vice President, General Counsel, Secretary since 2007

Richard C. Cary	55	Controller since 1997, Chief Accounting Officer since 2001

Joel D. Cavaness	56	Corporate Vice President since 2000, President of our Wholesale Brokerage Operation since 1997

Thomas J. Gallagher	59	Corporate Vice President since 2001, Chairman of our International Brokerage Operation 2010 - 2016, President of our Global Property/Casualty Brokerage Operation beginning in 2017

Douglas K. Howell	56	Corporate Vice President, Chief Financial Officer since 2003

Scott R. Hudson	56	Corporate Vice President and President of our Risk Management Operation since 2010

Susan E. Pietrucha	51	Corporate Vice President, Chief Human Resource Officer since 2007

William F. Ziebell	55	Corporate Vice President since 2011, regional leader in our Employee Benefit and Consulting Brokerage Operations 2004 - 2016, President beginning in 2017

We have employed each such person principally in management capacities for more than the past five years. All executive officers are appointed annually and serve at the pleasure of our board of directors.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.” The following table sets forth information as to the price range of our common stock for the two-year period from January 1, 2016 through December 31, 2017 and the dividends declared per common share for such period. The table reflects the range of high and low sales prices per share as reported on the New York Stock Exchange composite listing.

Quarterly Periods	High	Low	Dividends Declared per Common Share
2017
First	$57.82	$51.80	$0.39
Second	59.11	54.50	0.39
Third	61.87	56.20	0.39
Fourth	67.32	60.87	0.39
2016
First	$44.67	$35.96	$0.38
Second	48.64	43.17	0.38
Third	51.24	47.15	0.38
Fourth	52.34	47.16	0.38

As of January 31, 2018, there were approximately 1,000 holders of record of our common stock.

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of Gallagher or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended December 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)

October 1 through October 31, 2017	—	$—	—	7,735,489

November 1 through November 30, 2017	88,367	65.11	88,367	7,647,122

December 1 through December 31, 2017	207,143	64.19	185,103	7,462,019

Total	295,510	$64.46	273,470

(1)	Amounts in this column include shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 10 to our 2017 consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the fourth quarter of 2017, we instructed the rabbi trustee for the DEPP and the DCPP to reinvest dividends paid into the plans in our common stock. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer amounts, including company match amounts, on a before-tax basis or after-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.
(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.
(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008 and approved the repurchase of 10,000,000 shares). The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2017 have been derived from our consolidated financial statements. Such data should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$2,627.1	$2,439.1	$2,338.7	$2,083.0	$1,553.1
Fees	1,636.8	1,492.8	1,432.3	1,258.3	1,059.5
Supplemental revenues	163.7	147.0	125.5	104.0	77.3
Contingent revenues	111.8	107.2	93.7	84.7	52.1
Investment income and other	1,620.2	1,408.7	1,402.2	1,096.5	437.6

Total revenues	6,159.6	5,594.8	5,392.4	4,626.5	3,179.6
Total expenses	5,781.5	5,237.9	5,098.9	4,335.0	2,888.6

Earnings before income taxes	378.1	356.9	293.5	291.5	291.0
Provision (benefit) for income taxes	(121.1)	(88.1)	(95.6)	(36.0)	6.4

Net earnings	499.2	445.0	389.1	327.5	284.6
Net earnings attributable to noncontrolling interests	36.1	30.6	32.3	24.1	16.0

Net earnings attributable to controlling interests	$463.1	$414.4	$356.8	$303.4	$268.6

Per Share Data:
Diluted net earnings per share (1)	2.54	2.32	2.06	1.97	2.06
Dividends declared per common share (2)	1.56	1.52	1.48	1.44	1.40
Share Data:
Shares outstanding at year end	181.0	178.3	176.9	164.6	133.6
Weighted average number of common shares outstanding	180.1	177.6	172.2	152.9	128.9
Weighted average number of common and common equivalent shares outstanding	182.1	178.4	173.2	154.3	130.5
Consolidated Balance Sheet Data:
Total assets	$12,897.4	$11,489.6	$10,910.5	$10,010.0	$6,860.5
Long-term debt less current portion	2,698.0	2,150.0	2,075.0	2,125.0	825.0
Total stockholders’ equity	4,164.9	3,655.8	3,688.2	3,305.1	2,114.8

Return on beginning stockholders’ equity (3)	13%	11%	11%	14%	16%
Employee Data:
Number of employees - at year end	26,783	24,790	23,857	22,375	18,055

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report. In addition, please see “Information Regarding Non-GAAP Measures and Other” beginning on page 35 for a reconciliation of the non-GAAP measures for adjusted total revenues, organic commission, fee and supplemental revenues and adjusted EBITDAC to the comparable GAAP measures, as well as other important information regarding these measures.

We are engaged in providing insurance brokerage and consulting, and third party claims settlement and administration services to entities in the U.S. and abroad. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks. We are headquartered in Rolling Meadows, Illinois, have operations in 32 other countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent brokers and consultants. In 2017, we expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generate approximately 69% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 31% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. (based on 2017 revenues). We expect that our international revenue as a percentage of our total revenues in 2018 will be comparable to 2017. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 62%, 13% and 25%, respectively, to 2017 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy investments, and interest income from premium financing.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain statements relating to future results which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Please see “Information Concerning Forward-Looking Statements” at the beginning of this annual report, for certain cautionary information regarding forward-looking statements and a list of factors that could cause our actual results to differ materially from those predicted in the forward-looking statements.

Accounting Changes - Impact of New Revenue Recognition Accounting Standard

Note 2 to our 2017 consolidated financial statements included in this report contains information regarding the potential impact a new revenue recognition accounting standard could have on our future financial presentation. We will adopt the new standard as of January 1, 2018, using the full retrospective method to restate each prior reporting period presented. We anticipate the cumulative effect of the adoption will be an increase to retained earnings as of January 1, 2016. The primary impacts of the new standard to our segments are anticipated to be as follows:

With respect to the brokerage segment, we expect the adoption of the new standard to have a material impact on the presentation of our results of operations in certain quarters due to timing changes in the recognition of certain revenue and expenses. As a result, we will report a different seasonality with respect to quarterly results after adoption of the new standard, with a shift in the timing of revenue recognized from the second, third and fourth quarters to the first quarter. While we do not expect year-over-year revenue and expense comparisons to be materially affected by these changes, we do expect annual brokerage segment revenue, net earnings and EBITDAC to be greater on an absolute basis under the new accounting standard.

With respect to the risk management segment, under the new standard, we will record the full amount of claim revenue upon notification of the claim and defer certain revenue to reflect delivery of services over the claim handling period. We anticipate the net impact of the new standard will require more initial revenue deferral and revenue recognition over a longer period of time than under the old accounting standard. We do not expect a material change to annual risk management segment revenue, net earnings and EBITDAC on an absolute basis under the new accounting standard.

With respect to the corporate segment, we expect that the timing related to recognition of revenue will remain substantially unchanged. We do not expect a material impact to our annual after tax earnings, but we do expect a material change in the emergence of our after tax earnings in the interim quarterly periods as income tax credits are recognized based on our quarterly consolidated pretax earnings patterns.

Summary of Financial Results - Year Ended December 31,

See the reconciliations of non-GAAP measures on pages 31 and 32.

	Year 2017		Year 2016		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
	(In millions, except per share data)
Brokerage Segment
Revenues	$3,830.5	$3,827.1	$3,527.9	$3,508.1	9%	9%
Organic revenues		$3,596.6		$3,446.8		4.4%
Net earnings	$424.0		$357.1		19%
Net earnings margin	11.1%		10.1%		+95 bpts
Adjusted EBITDAC		$1,050.0		$944.5		11%
Adjusted EBITDAC margin		27.4%		26.9%		+52 bpts
Diluted net earnings per share	$2.28	$2.54	$1.98	$2.29	15%	11%
Risk Management Segment
Revenues	$768.6	$768.6	$718.1	$720.1	7%	7%
Organic revenues		$756.1		$719.1		5.2%
Net earnings	$59.9		$57.2		5%
Net earnings margin	7.8%		8.0%		-18 bpts
Adjusted EBITDAC		$133.4		$125.0		7%
Adjusted EBITDAC margin		17.4%		17.4%		0 bpts
Diluted net earnings per share	$0.33	$0.34	$0.32	$0.33	3%	3%
Corporate Segment
Diluted net earnings (loss) per share	$(0.07)	$0.18	$0.02	$0.11	-450%	64%
Total Company
Diluted net earnings per share	$2.54	$3.06	$2.32	$2.73	9%	12%

In our corporate segment, net after tax earnings from our clean energy investments was $132.7 million and $114.4 million in 2017 and 2016, respectively. Our current estimate of the 2018 annual net after tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2018, is $105.0 million to $115.0 million. We expect to use the additional cash flow generated by these earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues, net earnings, EBITDAC and diluted net earnings per share for 2017 and 2016. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC (non-GAAP measure) and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 37 and 44 of this filing.

Year Ended December 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:

							Diluted Net Earnings (Loss)
	Revenues		Net Earnings		EBITDAC		Per Share
Segment	2017	2016	2017	2016	2017	2016	2017	2016
	(In millions, except per share data)
Brokerage, as reported	$3,830.5	$3,527.9	$424.0	$357.1	$999.4	$885.2	$2.28	$1.98
Gains on book sales	(3.4)	(6.6)	(2.4)	(4.7)	(3.4)	(6.6)	(0.01)	(0.03)
Acquisition integration	—	—	10.5	32.8	14.8	45.7	0.06	0.18
Workforce & lease termination	—	—	21.9	15.1	30.1	20.7	0.12	0.09
Acquisition related adjustments	—	—	16.7	14.9	9.1	3.7	0.09	0.09
U.K. statutory income tax rate change	—	—	—	(1.5)	—	—	—	(0.01)
Levelized foreign currency translation	—	(13.2)	—	(2.2)	—	(4.2)	—	(0.01)

Brokerage, as adjusted *	3,827.1	3,508.1	470.7	411.5	1,050.0	944.5	2.54	2.29

Risk Management, as reported	768.6	718.1	59.9	57.2	132.5	122.2	0.33	0.32
Workforce & lease termination	—	—	0.5	1.5	0.9	2.2	—	0.01
Acquisition related adjustments	—	—	0.8	—	—	—	0.01	—
Levelized foreign currency translation	—	2.0	—	0.3	—	0.6	—	—

Risk Management, as adjusted *	768.6	720.1	61.2	59.0	133.4	125.0	0.34	0.33

Corporate, as reported	1,560.5	1,348.8	15.3	30.7	(213.0)	(157.8)	(0.07)	0.02
Litigation settlement	—	—	8.8	16.1	11.1	20.2	0.05	0.09
Home office lease termination/move	—	—	7.9	—	13.2	—	0.04	—
Tax adjustments	—	—	29.5	—	2.5	—	0.16	—

Corporate, as adjusted *	1,560.5	1,348.8	61.5	46.8	(186.2)	(137.6)	0.18	0.11

Total Company, as reported	$6,159.6	$5,594.8	$499.2	$445.0	$918.9	$849.6	$2.54	$2.32

Total Company, as adjusted *	$6,156.2	$5,577.0	$593.4	$517.3	$997.2	$931.9	$3.06	$2.73

Total Brokerage & Risk
Management, as reported	$4,599.1	$4,246.0	$483.9	$414.3	$1,131.9	$1,007.4	$2.61	$2.30

Total Brokerage & Risk
Management, as adjusted *	$4,595.7	$4,228.2	$531.9	$470.5	$1,183.4	$1,069.5	$2.88	$2.62

*	For 2017, the pretax impact of the brokerage segment adjustments totals $66.4 million, with a corresponding adjustment to the provision for income taxes of $19.7 million relating to these items. The pretax impact of the risk management segment adjustments totals $2.0 million, with a corresponding adjustment to the provision for income taxes of $0.7 million relating to these items. The pretax impact of the corporate segment adjustments totals $26.8 million, with a corresponding adjustment to the provision for income taxes of $19.4 million benefit relating to these items.

For 2016, the pretax impact of the brokerage segment adjustments totals $77.3 million, with a corresponding adjustment to the provision for income taxes of $22.9 million relating to these items. The pretax impact of the risk management segment adjustments totals $2.8 million, with a corresponding adjustment to the provision for income taxes of $1.0 million relating to these items. The pretax impact of the corporate segment adjustments totals $20.2 million, with a corresponding adjustment to the provision for income taxes of $4.1 million relating to these items.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)

				Net Earnings	Net Earnings
	Earnings	Provision		(Loss)	(Loss)	Diluted Net
	(Loss)	(Benefit)		Attributable to	Attributable to	Earnings
	Before Income	for Income	Net	Noncontrolling	Controlling	(Loss)
	Taxes	Taxes	Earnings	Interests	Interests	per Share
Year Ended Dec 31, 2017
Brokerage, as reported	$646.5	$222.5	$424.0	$8.1	$415.9	$2.28
Gains on book sales	(3.4)	(1.0)	(2.4)	—	(2.4)	(0.01)
Acquisition integration	14.8	4.3	10.5	—	10.5	0.06
Workforce & lease termination	30.1	8.2	21.9	—	21.9	0.12
Acquisition related adjustments	24.9	8.2	16.7	—	16.7	0.09

Brokerage, as adjusted	$712.9	$242.2	$470.7	$8.1	$462.6	$2.54

Risk Management, as reported	$96.9	$37.0	$59.9	$—	$59.9	$0.33
Workforce & lease termination	0.9	0.4	0.5	—	0.5	—
Acquisition related adjustments	1.1	0.3	0.8	—	0.8	0.01

Risk Management, as adjusted	$98.9	$37.7	$61.2	$—	$61.2	$0.34

Corporate, as reported	$(365.3)	$(380.6)	$15.3	$28.0	$(12.7)	$(0.07)
Impact of 2015 litigation settlement	11.1	2.3	8.8	—	8.8	0.05
Home office lease termination/move	13.2	5.3	7.9	—	7.9	0.04
Tax adjustments	2.5	(27.0)	29.5	—	29.5	0.16

Corporate, as adjusted	$(338.5)	$(400.0)	$61.5	$28.0	$33.5	$0.18

Year Ended Dec 31, 2016
Brokerage, as reported	$551.2	$194.1	$357.1	$3.6	$353.5	$1.98
Gains on book sales	(6.6)	(1.9)	(4.7)	—	(4.7)	(0.03)
Acquisition integration	45.7	12.9	32.8	—	32.8	0.18
Workforce & lease termination	20.7	5.6	15.1	—	15.1	0.09
Acquisition related adjustments	20.7	5.8	14.9	—	14.9	0.09
U.K. statutory income tax rate change	—	1.5	(1.5)	—	(1.5)	(0.01)
Levelized foreign currency translation	(3.2)	(1.0)	(2.2)	—	(2.2)	(0.01)

Brokerage, as adjusted	$628.5	$217.0	$411.5	$3.6	$407.9	$2.29

Risk Management, as reported	$92.5	$35.3	$57.2	$—	$57.2	$0.32
Workforce & lease termination	2.2	0.7	1.5	—	1.5	0.01
Levelized foreign currency translation	0.6	0.3	0.3	—	0.3	—

Risk Management, as adjusted	$95.3	$36.3	$59.0	$—	$59.0	$0.33

Corporate, as reported	$(286.8)	$(317.5)	$30.7	$27.0	$3.7	$0.02
Impact of 2015 litigation settlement	20.2	4.1	16.1	—	16.1	0.09

Corporate, as adjusted	$(266.6)	$(313.4)	$46.8	$27.0	$19.8	$0.11

Insurance Market Overview

Fluctuations in premiums charged by property/casualty underwriting enterprises have a direct and potentially material impact on the insurance brokerage industry. Commission revenues are generally based on a percentage of the premiums paid by insureds and normally follow premium levels. Insurance premiums are cyclical in nature and may vary widely based on market conditions. Various factors, including competition for market share among underwriting enterprises, increased underwriting capacity and improved economies of scale following consolidations, can result in flat or reduced property/casualty premium rates (a “soft” market). A soft market tends to put downward pressure on commission revenues. Various countervailing factors, such as greater than anticipated loss experience, unexpected loss exposure and capital shortages, can result in increasing property/casualty premium rates (a “hard” market). A hard market tends to favorably impact commission revenues. Hard and soft markets may be broad-based or more narrowly focused across individual product lines or geographic areas. As markets harden, buyers of insurance (such as our brokerage clients), have historically tried to mitigate premium increases and the higher commissions these premiums generate, including by raising their deductibles and/or reducing the overall amount of insurance coverage they purchase. As the market softens, or costs decrease, these trends have historically reversed. During a hard market, buyers may switch to negotiated fee in lieu of commission arrangements to compensate us for placing their risks, or may consider the alternative insurance market, which includes self-insurance, captives, rent-a-captives, risk retention groups and capital market solutions to transfer risk. According to industry estimates, these alternative markets now account for 50% of the total U.S. commercial property/casualty market. Our brokerage units are very active in these markets as well. While increased use by insureds of these alternative markets historically has reduced commission revenue to us, such trends generally have been accompanied by new sales and renewal increases in the areas of risk management, claims management, captive insurance and self-insurance services and related growth in fee revenue. Inflation tends to increase the levels of insured values and risk exposures, resulting in higher overall premiums and higher commissions. However, the impact of hard and soft market fluctuations has historically had a greater impact on changes in premium rates, and therefore on our revenues, than inflationary pressures.

The Council of Insurance Agents & Brokers (which we refer to as the CIAB) fourth quarter 2017 survey had not been issued as of the date of this report. The first three 2017 quarterly surveys indicated that U.S. commercial property/casualty rates decreased by 2.5%, 2.8% and 1.3% on average across all lines, for the first, second and third quarters of 2017, respectively. We expect a similar trend to be noted when the CIAB fourth quarter 2017 survey report is issued, which would signal some stability in the market. In 2018, we see stable U.S. retail property/casualty rates and continued growth in property/casualty exposures. We also see U.S. employment growth and uncertainty surrounding the Affordable Care Act as tailwinds for our employee benefit units. Internationally, we see the U.K. and Canadian retail property/casualty markets similar to U.S. retail, more softening in London Specialty, but an improving market in Australia and New Zealand. Overall, we believe the global rate environment is flat to improving and exposure units are increasing in certain lines and geographies. In addition, our history of strong new business generation, solid retentions and enhanced value-added services for our underwriting enterprise partners should all result in further organic growth opportunities around the world. Based on our experience, underwriting enterprises appear to be making rational pricing decisions. In lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. As underwriting enterprises reach their profitability targets in lines, rates may start to flatten. In summary, in this environment, premium levels are stable, clients can still obtain coverage, businesses continue to stay in standard-line markets and there is adequate capacity in the insurance market. It is not clear whether the rate retraction will reverse in the current economic environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and five clean coal production plants we purchased from a third party on September 1, 2013. All 34 plants produce refined coal using propriety technologies owned by Chem-Mod. We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45. The 14 plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the 20 plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021.

31 plants are under long-term production contracts with several utilities. We are not in current active negotiations for long-term production contracts for two of the 2009 Era Plants. For one of the 2011 Era Plants, we are in early stages of negotiations for a long-term production contract.

We also own a 46.5% controlling interest in Chem-Mod, which has been marketing The Chem-Mod™ Solution proprietary technologies principally to refined fuel plants that sell refined fuel to coal-fired power plants owned by utility companies, including those plants in which we hold interests. Based on current production estimates provided by licensees, Chem-Mod could generate for us approximately $4.0 million to $5.0 million of net after tax earnings per quarter.

Our current estimate of the 2018 annual net after tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2018, is $105.0 million to $115.0 million.

All estimates set forth above regarding the future results of our clean energy investments are subject to significant risks, including those set forth in the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.”

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP), which require management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to our 2017 consolidated financial statements for other significant accounting policies.

Revenue Recognition - See Revenue Recognition in Note 1 to our 2017 consolidated financial statements. See Note 2 to our 2017 consolidated financial statements for information with respect to the potential impacts a new accounting standard relating to revenue recognition could have on our future financial position and operating results.

Income Taxes - See Income Taxes in Notes 1 and 17 to our 2017 consolidated financial statements.

Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. We recognize interest and penalties, if any, related to unrecognized tax benefits in our provision for income taxes. See Note 17 to our 2017 consolidated financial statements for a discussion regarding the possibility that our gross unrecognized tax benefits balance may change within the next twelve months.

Tax law requires certain items to be included in our tax returns at different times than such items are reflected in the financial statements. As a result, the annual tax expense reflected in our consolidated statements of earnings is different than that reported in the tax returns. Some of these differences are permanent, such as expenses that are not deductible in the returns, and some differences are temporary and reverse over time, such as depreciation expense and amortization expense deductible for income tax purposes. Temporary differences create deferred tax assets and liabilities. Deferred tax liabilities generally represent tax expense recognized in the financial statements for which a tax payment has been deferred, or expense which has been deducted in the tax return but has not yet been recognized in the financial statements. Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements. In fourth quarter 2017, new tax legislation was enacted in the U.S., which lowered the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. Accordingly, we adjusted our deferred tax asset and liability balances in 2017 to reflect this rate change.

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

Intangible Assets/Earnout Obligations - See Intangible Assets in Note 1 to our 2017 consolidated financial statements.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections that are developed by management for the acquired entity and market participant assumptions that are derived for revenue growth and/or profitability. We estimate future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discount these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. See Note 3 to our 2017 consolidated financial statements for additional discussion on our 2017 business combinations.

Business Combinations and Dispositions

See Note 3 to our 2017 consolidated financial statements for a discussion of our 2017 business combinations. We did not have any material dispositions in 2017, 2016 and 2015.

Results of Operations

Information Regarding Non-GAAP Measures and Other

In the discussion and analysis of our results of operations that follows, in addition to reporting financial results in accordance with GAAP, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share, as adjusted (adjusted EPS) for the brokerage and risk management segments, adjusted revenues, adjusted compensation and operating expenses, adjusted compensation expense ratio, adjusted operating expense ratio and organic revenue measures for each operating segment. These measures are not in accordance with, or an alternative to, the GAAP information provided in this report. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. As disclosed in our most recent Proxy Statement, we do not make determinations regarding executive officer incentive compensation on the basis of “adjusted” measures such as those described below in “Adjusted revenues and expenses” or “Adjusted EBITDAC”. Instead, incentive compensation determinations for executive officers are made on the basis of revenue and EBITDAC in 2017 and EBITAC (prior to 2017) (defined as earnings before interest, taxes, amortization and change in estimated earnout payables) for the combined brokerage and risk management segments.

Adjusted Non-GAAP presentation - We believe that the adjusted Non-GAAP presentation of our 2017, 2016 and 2015 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

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

•	For the litigation settlement, home office lease termination/move and tax adjustments for the corporate segment, see page 52 for a more detailed description of their nature.

•	Adjusted ratios - Adjusted compensation expense ratio and adjusted operating expense ratio, respectively, each divided by adjusted revenues.

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

•

Adjusted EBITDAC and Adjusted EBITDAC Margin - Adjusted EBITDAC is EBITDAC adjusted to exclude gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable, and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance, and are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

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

Organic Revenues (a non-GAAP Measure) - For the brokerage segment, organic change in base commission and fee revenues excludes the first twelve months of net commission and fee revenues generated from acquisitions and the net commission and fee revenues related to operations disposed of in each year presented. These commissions and fees are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, change in base commission and fee revenue organic growth excludes the period-over-period impact of foreign currency translation. For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions and the fee revenues related to operations disposed of in each year presented. In addition, change in organic growth excludes the impact of, and the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability, or due to the limited-time nature of these revenue sources.

These revenue items are excluded from organic revenues in order to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that are expected to continue in 2018 and beyond. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this non-GAAP measure allows readers of our financial statements to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This report includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted compensation expense and adjusted operating expense, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share (as adjusted) and organic revenue measures.

Brokerage Segment

The brokerage segment accounted for 62% of our revenue in 2017. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our retail brokerage operations negotiate and place property/casualty, employer-provided health and welfare insurance and retirement solutions, principally for middle-market commercial, industrial, public entity, religious and not-for-profit entities. Many of our retail brokerage clients choose to place their insurance with insurance underwriters, while others choose to use alternative vehicles such as self-insurance pools, risk retention groups or captive underwriting enterprises. Our wholesale brokerage operations assist our brokers and other unaffiliated brokers and agents in the placement of specialized, unique and hard-to-place insurance programs.

Our primary sources of compensation for our retail brokerage services are commissions paid by underwriting enterprises, which are usually based upon a percentage of the premium paid by insureds, and brokerage and advisory fees paid directly by our clients. For wholesale brokerage services, we generally receive a share of the commission paid to the retail broker from the insurer. Commission rates are dependent on a number of factors, including the type of insurance, the particular underwriting enterprise underwriting the policy and whether we act as a retail or wholesale broker. Advisory fees are dependent on the extent and value of services we provide. In addition, under certain circumstances, both retail brokerage and wholesale brokerage services receive supplemental and contingent revenues. Supplemental revenue is revenue paid by an underwriting enterprise that is above the base commission paid, is determined by the underwriting enterprise and is established annually in advance of the contractual period based on historical performance criteria. Contingent revenue is revenue paid by an underwriting enterprise based on the overall profit and/or volume of the business placed with that underwriting enterprise during a particular calendar year and is determined after the contractual period.

Litigation and Regulatory Matters - A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (Tribeca). A “captive” is an underwriting enterprise that insures the risks of its owner, affiliates or a group of companies. Micro-captives are captive underwriting enterprises that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are under investigation by the Internal Revenue Service (IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive underwriting enterprises organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section

831(b), we could be subject to monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which event could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. We may also experience lost earnings due to the negative effect of an extended IRS investigation on our clients’ and potential clients’ businesses. Annual renewals for micro-captive clients generally occur during the fourth quarter. Therefore, any negative impact from this investigation would likely have a disproportionate impact on fourth-quarter results. In 2017, 2016 and 2015, our micro-captive operations contributed less than $3.5 million of net earnings and less than $5.0 million of EBITDAC to our consolidated results in any one year. Due to the fact that the IRS has not made any allegation against us or completed all of its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Financial information relating to our brokerage segment results for 2017, 2016 and 2015 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2017	2016	Change	2016	2015	Change
Commissions	$2,627.1	$2,439.1	$188.0	$2,439.1	$2,338.7	$100.4
Fees	868.8	775.7	93.1	775.7	705.8	69.9
Supplemental revenues	163.7	147.0	16.7	147.0	125.5	21.5
Contingent revenues	111.8	107.2	4.6	107.2	93.7	13.5
Investment income	55.7	52.3	3.4	52.3	53.6	(1.3)
Gains realized on books of business sales	3.4	6.6	(3.2)	6.6	6.7	(0.1)

Total revenues	3,830.5	3,527.9	302.6	3,527.9	3,324.0	203.9

Compensation	2,217.2	2,041.8	175.4	2,041.8	1,939.7	102.1
Operating	613.9	600.9	13.0	600.9	638.1	(37.2)
Depreciation	61.8	57.2	4.6	57.2	54.4	2.8
Amortization	261.8	244.7	17.1	244.7	237.3	7.4
Change in estimated acquisition earnout payables	29.3	32.1	(2.8)	32.1	41.1	(9.0)

Total expenses	3,184.0	2,976.7	207.3	2,976.7	2,910.6	66.1

Earnings before income taxes	646.5	551.2	95.3	551.2	413.4	137.8
Provision for income taxes	222.5	194.1	28.4	194.1	145.3	48.8

Net earnings	424.0	357.1	66.9	357.1	268.1	89.0
Net earnings attributable to noncontrolling interests	8.1	3.6	4.5	3.6	1.7	1.9

Net earnings attributable to controlling interests	$415.9	$353.5	$62.4	$353.5	$266.4	$87.1

Diluted net earnings per share	$2.28	$1.98	$0.30	$1.98	$1.54	$0.44

Other Information
Change in diluted net earnings per share	15%	29%		29%	(9%)
Growth in revenues	9%	6%		6%	15%
Organic change in commissions and fees	4%	3%		3%	3%
Compensation expense ratio	58%	58%		58%	58%
Operating expense ratio	16%	17%		17%	19%
Effective income tax rate	34%	35%		35%	35%
Workforce at end of period (includes acquisitions) *	20,049	18,635		18,635	17,841
Identifiable assets at December 31	$10,336.4	$9,183.4		$9,183.4	$8,969.7

*	Prior to September 1, 2016, most of our India-based workforce was provided by a third party on a cost-pass-through basis. During 2016, we consummated a transaction whereby we now directly employ those associates thereby adding approximately 2,700 employees to our global workforce counts, of which approximately 2,200 employees were included in the 2016 number above. We revised the workforce number as of December 31, 2015 to conform to the current period presentation.

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for 2017, 2016 and 2015 (in millions):

	2017	2016	Change	2016	2015	Change
Net earnings, as reported	$424.0	$357.1	18.7%	$357.1	$268.1	33.2%
Provision for income taxes	222.5	194.1		194.1	145.3
Depreciation	61.8	57.2		57.2	54.4
Amortization	261.8	244.7		244.7	237.3
Change in estimated acquisition earnout payables	29.3	32.1		32.1	41.1

EBITDAC	999.4	885.2	12.9%	885.2	746.2	18.6%
Gains from books of business sales	(3.4)	(6.6)		(6.6)	(6.7)
Acquisition integration	14.8	45.7		45.7	100.9
Acquisition related adjustments	9.1	3.7		3.7	3.4
Workforce and lease termination related charges	30.1	20.7		20.7	23.0
Levelized foreign currency translation	—	(4.2)		—	(10.0)

EBITDAC, as adjusted	$1,050.0	$944.5	11.2%	$948.7	$856.8	10.7%

Net earnings margin, as reported	11.1%	10.1%	+95 bpts	10.1%	8.1%	+205 bpts

EBITDAC margin, as adjusted	27.4%	26.9%	+52 bpts	26.9%	26.5%	+43 bpts

Reported revenues	$3,830.5	$3,527.9		$3,527.9	$3,324.0

Adjusted revenues - see page 31	$3,827.1	$3,508.1		$3,521.3	$3,232.0

Acquisition integration costs include costs related to our July 2, 2014 acquisition of Noraxis Capital Corporation (which we refer to as Noraxis), our June 16, 2014 acquisition of the Crombie/OAMPS operations (which we refer to as Crombie/OAMPS), our April 1, 2014 acquisition of Oval Group of Companies (which we refer to as Oval), our November 14, 2013 acquisition of the Giles Group of Companies (which we refer to as Giles) and our August 1, 2015 acquisition of William Gallagher Associates Insurance Brokers (which we refer to WGA) that we incurred until we fully assimilated these acquisitions into our operations. These costs related to on-boarding of employees, communication system conversion costs, related performance compensation, redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquired businesses with our IT related systems. The WGA integration costs in 2017 totaled $1.3 million and were primarily related to retention and incentive compensation. The Crombie/OAMPS integration costs in 2017 totaled $1.3 million, and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in 2017 totaled $12.2 million and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation. The WGA integration costs in 2016 totaled $5.0 million and were primarily related to retention and incentive compensation. The Noraxis integration costs in 2016 totaled $1.9 million and were primarily related to the consolidation of offices, technology costs and incentive compensation. The Crombie/OAMPS integration costs in 2016 totaled $3.2 million, and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in 2016 totaled $35.6 million and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation. The Noraxis integration costs in 2015 totaled $7.4 million and were primarily related to the consolidation of offices, technology costs and incentive compensation. The Crombie/OAMPS integration costs in 2015 totaled $23.4 million, and were primarily related to technology costs and incentive compensation. The Giles and Oval integration costs in 2015 totaled $69.0 million and were primarily related to the consolidation of offices in the U.K., technology costs, branding and incentive compensation.

Commissions and fees - The aggregate increase in commissions and fees for 2017 was due to revenues associated with acquisitions that were made during 2016 and 2017 ($166.5 million) and organic revenue growth. Commissions and fees in 2017 included new business production of $378.9 million, which was offset by lost business and renewal rate decreases of $264.3 million. The aggregate increase in commissions and fees for 2016 was principally due to revenues associated with acquisitions that were made during 2015 and 2016 ($173.2 million). Commissions and fees in 2016 included new business production of $359.7 million, which was offset by lost business and renewal rate decreases of $362.6 million. The aggregate increase in commissions and fees for 2015 was principally due to revenues associated with acquisitions that were made during 2014 and 2015 ($390.6 million). Commissions and fees in 2015 included new business production of $345.2 million, which was offset by lost business and renewal rate decreases of $287.3 million. Commission revenues increased 8% and fee revenues increased 12% in 2017 compared to 2016, respectively. Commission revenues increased 4% and fee revenues increased 10% in 2016 compared to 2015, respectively. The organic change in base commission and fee revenues was 4% in 2017, 3% in 2016 and 3% in 2015.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2017, 2016 and 2015 include the following (in millions):

	2017 Organic Revenue			2016 Organic Revenue
	2017	2016	Change	2016	2015	Change
Base Commissions and Fees
Commission and fees, as reported	$3,495.9	$3,214.8	8.7%	$3,214.8	$3,044.5	5.6%
Less commission and fee revenues from acquisitions	(166.5)	—		(173.2)	—
Less disposed of operations	—	(3.8)		—	(3.3)
Levelized foreign currency translation	—	(12.9)		—	(78.7)

Organic base commission and fees	$3,329.4	$3,198.1	4.1%	$3,041.6	$2,962.5	2.7%

Supplemental revenues
Supplemental revenues, as reported	$163.7	$147.0	11.4%	$147.0	$125.5	17.1%
Less supplemental revenues from acquisitions	(2.5)	—		(1.5)	—
Less disposed of operations	—	(0.5)		—	(0.3)
Levelized foreign currency translation	—	(1.5)		—	(6.3)

Organic supplemental revenues	$161.2	$145.0	11.2%	$145.5	$118.9	22.4%

Contingent revenues
Contingent revenues, as reported	$111.8	$107.2	4.3%	$107.2	$93.7	14.4%
Less contingent revenues from acquisitions	(5.8)	—		(7.6)	—
Less disposed of operations	—	(2.9)		—	(0.2)
Levelized foreign currency translation	—	(0.6)		—	(1.0)

Organic contingent revenues	$106.0	$103.7	2.2%	$99.6	$92.5	7.7%

Total reported commissions, fees, supplemental revenues and contingent revenues	$3,771.4	$3,469.0	8.7%	$3,469.0	$3,263.7	6.3%
Less commission and fee revenues from acquisitions	(174.8)	—		(182.3)	—
Less disposed of operations	—	(7.2)		—	(3.8)
Levelized foreign currency translation	—	(15.0)		—	(86.0)

Total organic commissions, fees supplemental revenues and contingent revenues	$3,596.6	$3,446.8	4.4%	$3,286.7	$3,173.9	3.6%

	2016 Organic Revenue			2015 Organic Revenue
	2016	2015	Change	2015	2014	Change
Base Commissions and Fees
Commission and fees, as reported	$3,214.8	$3,044.5	5.6%	$3,044.5	$2,660.0	14.5%
Less commission and fee revenues from acquisitions	(173.2)	—		(390.6)	—
Less disposed of operations	—	(3.3)		—	(9.1)
Levelized foreign currency translation	—	(78.7)		—	(82.1)

					—
Organic base commission and fees	$3,041.6	$2,962.5	2.7%	$2,653.9	$2,568.8	3.3%

Supplemental revenues
Supplemental revenues, as reported	$147.0	$125.5	17.1%	$125.5	$104.0	20.7%
Less supplemental revenues from acquisitions	(1.5)	—		(9.1)	—
Less disposed of operations	—	(0.3)		—	—
Levelized foreign currency translation	—	(6.3)		—	(3.5)

Organic supplemental revenues	$145.5	$118.9	22.4%	$116.4	$100.5	15.8%

Contingent revenues
Contingent revenues, as reported	$107.2	$93.7	14.4%	$93.7	$84.7	10.6%
Less contingent revenues from acquisitions	(7.6)	—		(11.6)	—
Less disposed of operations	—	(0.2)		—	—
Levelized foreign currency translation	—	(1.0)		—	(1.4)

Organic contingent revenues	$99.6	$92.5	7.7%	$82.1	$83.3	-1.4%

Total reported commissions, fees, supplemental revenues and contingent revenues	$3,469.0	$3,263.7	6.3%	$3,263.7	$2,848.7	14.6%
Less commission and fee revenues from acquisitions	(182.3)	—		(411.3)	—
Less disposed of operations	—	(3.8)		—	(9.1)
Levelized foreign currency translation	—	(86.0)		—	(87.0)

Total organic commissions, fees supplemental revenues and contingent revenues	$3,286.7	$3,173.9	3.6%	$2,852.4	$2,752.6	3.6%

Acquisition Activity	2017	2016	2015
Number of acquisitions closed *	36	37	42
Estimated annualized revenues acquired (in millions)	$159.0	$137.9	$223.2

*	For 2017 and 2016, we issued 1,041,000 shares and 1,998,000 shares, respectively, in connection with tax-free exchange acquisitions and repurchased 273,000 shares and 2,265,000 shares, respectively, to partially offset the impact of the issued shares. For 2015, we issued 7,300,000 shares in connection with tax-free exchange acquisitions and earnout payments. We did not repurchase any shares in 2015.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2017, 2016 and 2015 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2017
Reported supplemental revenues	$34.5	$41.5	$39.9	$47.8	$163.7
Reported contingent revenues	53.4	29.5	13.5	15.4	111.8

Reported supplemental and contingent revenues	$87.9	$71.0	$53.4	$63.2	$275.5

	Q1	Q2	Q3	Q4	Full Year
2016
Reported supplemental revenues	$32.9	$38.6	$35.3	$40.2	$147.0
Reported contingent revenues	55.2	25.1	16.4	10.5	107.2

Reported supplemental and contingent revenues	$88.1	$63.7	$51.7	$50.7	$254.2

2015
Reported supplemental revenues	$26.9	$34.8	$29.2	$34.6	$125.5
Reported contingent revenues	44.5	22.8	14.5	11.9	93.7

Reported supplemental and contingent revenues	$71.4	$57.6	$43.7	$46.5	$219.2

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds, interest income from premium financing and one-time gains related to sales of books of business, which were $3.4 million, $6.6 million and $6.7 million in 2017, 2016 and 2015, respectively. Investment income in 2017 increased compared to 2016 primarily due to increases in interest income from our premium financing business. Investment income in 2016 decreased compared to 2015 primarily due to decreases in interest income from our premium financing business and in interest income earned on client held funds, both of which were related to a decline in interest rates in Australia and New Zealand.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2017 and 2016 compensation expense and 2016 and 2015 compensation expense (in millions):

	2017	2016	2016	2015
Compensation expense, as reported	$2,217.2	$2,041.8	$2,041.8	$1,939.7
Acquisition integration	(7.6)	(16.9)	(16.9)	(38.3)
Workforce related charges	(21.4)	(17.5)	(17.5)	(20.0)
Acquisition related adjustments	(9.1)	(3.7)	(3.7)	(3.4)
Levelized foreign currency translation	—	(11.8)	—	(52.9)

Compensation expense, as adjusted	$2,179.1	$1,991.9	$2,003.7	$1,825.1

Reported compensation expense ratios	57.9%	57.9%	57.9%	58.4%

Adjusted compensation expense ratios	56.9%	56.8%	56.9%	56.5%

Reported revenues	$3,830.5	$3,527.9	$3,527.9	$3,324.0

Adjusted revenues - see page 31	$3,827.1	$3,508.1	$3,521.3	$3,232.0

The increase in compensation expense in 2017 compared to 2016 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($149.6 million in the aggregate), increases in employee benefits expense ($15.8 million), deferred compensation ($6.4 million), severance related costs ($3.9 million) and stock compensation expense ($0.9 million), partially offset by decreases in temporary staffing ($1.2 million). The increase in employee headcount in 2017 compared to 2016 primarily relates to the addition of employees associated with the acquisitions that we completed in 2017 and new production hires.

The increase in compensation expense in 2016 compared to 2015 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($81.1 million in the aggregate), increases in employee benefits expense ($15.7 million), stock compensation expense ($4.7 million), deferred compensation ($3.5 million) and temporary staffing ($0.5 million), partially offset by decreases in severance related costs ($2.5 million) and earnout related compensation expense ($0.9 million). The increase in employee headcount in 2016 compared to 2015 primarily relates to the addition of employees associated with the acquisitions that we completed in 2016 and new production hires.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2017 and 2016 operating expense and 2016 and 2015 operating expense (in millions):

	2017	2016	2016	2015
Operating expense, as reported	$613.9	$600.9	$600.9	$638.1
Acquisition integration	(7.2)	(28.8)	(28.8)	(62.6)
Workforce and lease termination related charges	(8.7)	(3.2)	(3.2)	(3.0)
Levelized foreign currency translation	—	2.8	—	(22.4)

Operating expense, as adjusted	$598.0	$571.7	$568.9	$550.1

Reported operating expense ratios	16.0%	17.0%	17.0%	19.2%

Adjusted operating expense ratios	15.6%	16.3%	16.2%	17.0%

Reported revenues	$3,830.5	$3,527.9	$3,527.9	$3,324.0

Adjusted revenues - see page 31	$3,827.1	$3,508.1	$3,521.3	$3,232.0

The increase in operating expense in 2017 compared to 2016 was due primarily to unfavorable foreign currency translation ($4.6 million), increases in lease termination charges ($5.5 million), meeting and client entertainment expenses ($4.9 million), technology expenses ($4.8 million), employee expense ($4.3 million), outside consulting fees ($2.8 million), bad debt expense ($2.7 million), licenses and fees ($0.9 million), outside services expense ($0.8 million), partially offset by decreases in other expense ($6.7 million), real estate expenses ($5.2 million), business insurance ($3.7 million), office supplies ($2.4 million) and premium financing interest expense ($0.1 million). Also contributing to the increase in operating expense in 2017 were increased expenses associated with the acquisitions completed in 2017.

The decrease in operating expense in 2016 compared to 2015 was due primarily to favorable foreign currency translation ($3.2 million), decreases in business insurance ($15.3 million), technology expenses ($11.4 million), professional and banking fees ($5.6 million), licenses and fees ($3.7 million), other expense ($3.4 million), bad debt expense ($2.4 million), employee expense ($1.0 million), premium financing interest expense ($0.7 million), real estate expenses ($0.3 million), partially offset by increases in meeting and client entertainment expenses ($4.2 million), outside consulting fees ($2.9 million), office supplies ($1.3 million) and lease termination charges ($0.2 million). Also contributing to the increase in operating expense in 2016 were increased expenses associated with the acquisitions completed in 2016.

Depreciation - The increases in depreciation expense in 2017 compared to 2016 and in 2016 compared to 2015 were due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2017, 2016 and 2015 were the depreciation expenses associated with acquisitions completed during these years.

Amortization - The increases in amortization in 2017 compared to 2016 and in 2016 compared to 2015 were due primarily to amortization expense of intangible assets associated with acquisitions completed during these years. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and five to ten years for trade names). Based on the results of impairment reviews in 2017, 2016 and 2015, we wrote off $6.2 million, $1.8 million and $11.5 million of amortizable intangible assets related to the brokerage segment acquisitions.

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in 2017 compared to 2016 and 2016 compared to 2015 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During 2017, 2016 and 2015, we recognized $19.7 million, $16.9 million and $16.2 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2017, 2016 and 2015 acquisitions. During 2017, 2016 and 2015, we recognized $9.6 million, $15.2 million and $24.9 million of expense, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 106, 101 and 103 acquisitions, respectively.

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

Provision for income taxes - We allocate the provision for income taxes to the brokerage segment using local statutory rates. The brokerage segment’s effective tax rate in 2017, 2016 and 2015 was 34.4% (34.9% on a controlling basis), 35.2% (35.4% on a controlling basis) and 35.1%, respectively. In fourth quarter 2017, new tax legislation was enacted in the U.S., which lowered the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The impact of the adjustment of our deferred tax asset and liability balances in 2017 to reflect the U.S. rate change on the provision for income taxes in the brokerage segment was immaterial. See the U.S. Federal income tax law changes and SEC Staff Accounting Bulletin No. 118 in the Corporate Segment below for an additional discussion of the impact of the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act. We anticipate reporting an effective tax rate on adjusted results of approximately 24.0% to 26.0% in our brokerage segment for the foreseeable future. In 2016, new tax legislation was enacted in the U.K., which will decrease the U.K. corporation tax rate from 18.0% to 17.0% effective April 1, 2020. Accordingly, we adjusted our deferred tax asset and liability balances in 2016 to reflect these rate changes, which decreased the provision for income taxes in the brokerage segment by $1.5 million, or $0.01 per share. In 2015, new tax legislation was enacted in the U.K., which lowered the U.K. corporation tax rate from 20.0% to 19.0% effective April 1, 2017 and from 19.0% to 18.0% effective April 1, 2020. Accordingly, we adjusted our deferred tax asset and liability balances in 2015 to reflect these rate changes, which decreased the provision for income taxes in the brokerage segment by $4.2 million, or $0.02 per share.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2017, 2016 and 2015 include non-controlling interest earnings of $8.1 million, $3.6 million and $1.7 million, respectively, primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum). We are partners in this venture with Grahame Chilton, the CEO of our International Brokerage Division. We are the controlling partner, participating in 33% of Capsicum’s net operating results and Mr. Chilton owns approximately 50% of Capsicum.

Risk Management Segment

The risk management segment accounted for 13% of our revenue in 2017. The risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for underwriting enterprises that choose to outsource some or all of their property/casualty claims departments. In addition, this segment generates revenues from integrated disability management programs, information services, risk control consulting (loss control) services and appraisal services, either individually or in combination with arising claims. Revenues for risk management services are substantially in the form of fees that are generally negotiated in advance on a per-claim or per-service basis, depending upon the type and estimated volume of the services to be performed. Our risk management segment also provides risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for 2017, 2016 and 2015 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2017	2016	Change	2016	2015	Change
Fees	$768.0	$717.1	$50.9	$717.1	$726.5	$(9.4)
Investment income	0.6	1.0	(0.4)	1.0	0.6	0.4

Total revenues	768.6	718.1	50.5	718.1	727.1	(9.0)

Compensation	446.9	424.5	22.4	424.5	427.2	(2.7)
Operating	189.2	171.4	17.8	171.4	180.8	(9.4)
Depreciation	31.1	27.2	3.9	27.2	24.3	2.9
Amortization	2.9	2.5	0.4	2.5	3.0	(0.5)
Change in estimated acquisition earnout payables	1.6	—	1.6	—	(0.5)	0.5

Total expenses	671.7	625.6	46.1	625.6	634.8	(9.2)

Earnings before income taxes	96.9	92.5	4.4	92.5	92.3	0.2
Provision for income taxes	37.0	35.3	1.7	35.3	35.1	0.2

Net earnings	59.9	57.2	2.7	57.2	57.2	(0.0)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—

Net earnings attributable to controlling interests	$59.9	$57.2	$2.7	$57.2	$57.2	$(0.0)

Diluted earnings per share	$0.33	$0.32	$0.01	$0.32	$0.33	$(0.01)

Other information
Change in diluted earnings per share	3%	(3%)		(3%)	18%
Growth in revenues	7%	(1%)		(1%)	7%
Organic change in fees	5%	1%		1%	11%
Compensation expense ratio	58%	59%		59%	59%
Operating expense ratio	25%	24%		24%	25%
Effective income tax rate	38%	38%		38%	38%
Workforce at end of period (includes acquisitions) *	5,872	5,449		5,449	5,439
Identifiable assets at December 31	$735.2	$666.4		$666.4	$660.1

*	Prior to September 1, 2016, most of our India-based workforce was provided by a third party on a cost-pass-through basis. During 2016, we consummated a transaction whereby we now directly employ those associates thereby adding approximately 2,700 employees to our global workforce counts, of which approximately 300 employees were included in the 2016 number above. We revised the workforce number as of December 31, 2015 to conform to the current period presentation.

The following provides non-GAAP information that management believes is helpful when comparing 2017 and 2016 EBITDAC and adjusted EBITAC and 2016 and 2015 EBITDAC and adjusted EBITDAC (in millions):

	2015	2016	Change	2016	2015	Change
Net earnings, as reported	$59.9	$57.2	4.7%	$57.2	$57.2	0.0%
Provision for income taxes	37.0	35.3		35.3	35.1
Depreciation	31.1	27.2		27.2	24.3
Amortization	2.9	2.5		2.5	3.0
Change in estimated acquisition earnout payables	1.6	—		—	(0.5)

Total EBITDAC	132.5	122.2	8.4%	122.2	119.1	2.6%
Workforce and lease termination related charges	0.9	2.2		2.2	2.9
Client run-off/bankruptcy	—	—		—	4.0
Levelized foreign currency translation	—	0.6		—	(1.1)

EBITDAC, as adjusted	$133.4	$125.0	6.7%	$124.4	$124.9	-0.4%

Net earnings margin, as reported	7.8%	8.0%	-18 bpts	8.0%	7.9%	+10 bpts

EBITDAC margin, as adjusted	17.4%	17.4%	0 bpts	17.3%	17.3%	+5 bpts

Reported revenues	$768.6	$718.1		$718.1	$727.1

Adjusted revenues - see page 31	$768.6	$720.1		$718.1	$723.4

Fees - The increase in fees for 2017 compared to 2016 was primarily due to new business of $69.5 million and higher international performance bonus fees, which were partially offset by lost business of $30.5 million. The decrease in fees for 2016 compared to 2015 was primarily due to lost business of $68.2 million, which was offset by new business and the impact of increased claim counts (total of $58.8 million) in 2016. Organic change in fee revenues was 5% in 2017, 1% in 2016 and 11% in 2015.

Items excluded from organic fee computations yet impacting revenue comparisons in 2017, 2016 and 2015 include the following (in millions):

	2017 Organic Revenue			2016 Organic Revenue
	2017	2016	Change	2016	2015	Change
Fees	$762.7	$713.5	6.9%	$713.5	$710.9	0.4%
International performance bonus fees	5.3	3.6	47.2%	3.6	15.6	-76.9%

Fees as reported	768.0	717.1	7.1%	717.1	726.5	-1.3%
Less fees from acquisitions	(11.9)	—		(3.1)	—
Less client run-off	—	—		(0.1)	(16.7)
Levelized foreign currency translation	—	2.0		—	(4.7)

Organic fees	$756.1	$719.1	5.2%	$713.9	$705.1	1.3%

	2016 Organic Revenue			2015 Organic Revenue
	2016	2015	Change	2015	2014	Change
Fees	$713.5	$710.9	0.4%	$710.9	$662.6	7.3%
International performance bonus fees	3.6	15.6	-76.9%	15.6	18.7	-16.6%

Fees as reported	717.1	726.5	-1.3%	726.5	681.3	6.6%
Less fees from acquisitions	(3.1)	—		(3.9)	—
Less client run-off	(0.1)	(16.7)		(17.5)	(25.8)
Levelized foreign currency translation	—	(4.7)		—	(21.8)

Organic fees	$713.9	$705.1	1.3%	$705.1	$633.7	11.3%

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in 2017 decreased compared to 2016 primarily due to lower levels of invested assets in 2017. Investment income in 2016 increased compared to 2015 primarily due to higher levels of invested assets in 2016.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2017 and 2016 compensation expense and 2016 and 2015 compensation expense (in millions):

	2017	2016	2016	2015
Compensation expense, as reported	$446.9	$424.5	$424.5	$427.2
Client run-off	—	—	—	(0.7)
Workforce and lease termination related charges	(0.9)	(1.9)	(1.9)	(2.2)
Levelized foreign currency translation	—	1.1	—	(2.6)

Compensation expense, as adjusted	$446.0	$423.7	$422.6	$421.7

Reported compensation expense ratios	58.1%	59.1%	59.1%	58.8%

Adjusted compensation expense ratios	58.0%	58.8%	58.9%	58.3%

Reported revenues	$768.6	$718.1	$718.1	$727.1

Adjusted revenues - see page 31	$768.6	$720.1	$718.1	$723.4

The increase in compensation expense in 2017 compared to 2016 was primarily due to increased headcount and increases in salaries ($17.2 million in the aggregate), unfavorable foreign currency translation ($1.1 million), temporary-staffing expense ($2.1 million), deferred compensation ($1.3 million), employee benefits ($1.0 million) and stock compensation expense ($0.7 million), partially offset by a decrease in severance related costs ($1.0 million).

The decrease in compensation expense in 2016 compared to 2015 was primarily due to favorable foreign currency translation ($2.6 million) and decreases in salaries ($0.4 million), temporary-staffing expense ($2.2 million) and severance related costs ($0.3 million), partially offset by increased headcount, increases in employee benefits ($1.6 million), stock compensation expense ($0.9 million) and deferred compensation ($0.3 million).

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2017 and 2016 operating expense and 2016 and 2015 operating expense (in millions):

	2017	2016	2016	2015
Operating expense, as reported	$189.2	$171.4	$171.4	$180.8
Clinet run-off	—	—	—	(2.3)
Workforce and lease termination related charges	—	(0.3)	(0.3)	(0.7)
Levelized foreign currency translation	—	0.3	—	(1.0)

Operating expense, as adjusted	$189.2	$171.4	$171.1	$176.8

Reported compensation expense ratios	24.6%	23.9%	23.9%	24.9%

Adjusted compensation expense ratios	24.6%	23.8%	23.8%	24.4%

Reported revenues	$768.6	$718.1	$718.1	$727.1

Adjusted revenues - see page 31	$768.6	$720.1	$718.1	$723.4

The increase in operating expense in 2017 compared to 2016 was primarily due to increases in professional and banking fees ($7.6 million), outside consulting fees ($3.6 million), other expense ($2.2 million), employee expense ($1.7 million), technology expenses ($0.9 million), meeting and client entertainment expense ($0.8 million), licenses and fees ($0.6 million), business insurance ($0.6 million), office supplies ($0.6 million), outside services ($0.4 million), partially offset by decreases in real estate expenses ($1.0 million), bad debt expense ($0.3 million) and lease termination related charges ($0.3 million).

The decrease in operating expense in 2016 compared to 2015 was primarily due to decreases in business insurance ($5.7 million), other expense ($2.7 million), real estate expenses ($2.3 million), bad debt expense ($1.8 million), licenses and fees ($1.4 million), meeting and client entertainment expense ($0.9 million), employee expense ($0.9 million), technology expenses ($0.4 million), office supplies ($0.4 million), lease termination related charges ($0.4 million), partially offset by increases in professional and banking fees ($4.4 million), outside consulting fees ($2.8 million) and outside services ($0.3 million).

Depreciation - Depreciation expense increased in 2017 compared to 2016 and 2016 compared to 2015, which reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization - Amortization expense decreased in 2017 compared to 2016 and 2016 compared to 2015. Historically, the risk management segment has made few acquisitions. In 2017, we made three acquisitions with annualized revenues of approximately $13.3 million. We made no material acquisitions in this segment in 2016 or 2015. No indicators of impairment were noted in 2017, 2016 or 2015.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in 2017 compared to 2016, and the increase in income resulting from the change in estimated acquisition earnout payables in 2016 compared to 2015, were due primarily to adjustments made in 2017 and 2015 to the estimated fair value of an earnout obligation related to a revised projections of future performance for two acquisitions. During 2017, we recognized $0.5 million of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2017 and 2015 acquisitions. During 2017 and 2015, we recognized $1.1 million of expense and $0.5 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for two acquisitions.

Provision for income taxes - We allocate the provision for income taxes to the risk management segment using local statutory rates. The risk management segment’s effective tax rate in 2017, 2016 and 2015 was 38.2%, 38.2% and 38.0%, respectively. In fourth quarter 2017, new tax legislation was enacted in the U.S., which lowered the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The impact of the adjustment of our deferred tax asset and liability balances in 2017 to reflect the U.S. rate change on the provision for income taxes in the brokerage segment was immaterial. See the U.S. Federal income tax law changes and SEC Staff Accounting Bulletin No. 118 in the Corporate Segment below for an additional discussion of the impact of the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment for the foreseeable future.

Corporate Segment

The corporate segment reports the financial information related to our clean energy investments, our debt, and certain corporate and acquisition-related activities. See Note 13 to our 2017 consolidated financial statements for a summary of our investments at December 31, 2017 and 2016 and a detailed discussion of the nature of these investments. See Note 7 to our 2017 consolidated financial statements for a summary of our debt at December 31, 2017 and 2016.

Financial information relating to our corporate segment results for 2017, 2016 and 2015 (in millions, except per share and percentages):

Statement of Earnings	2017	2016	Change	2016	2015	Change
Revenues from consolidated clean coal production plants	$1,515.6	$1,303.8	$211.8	$1,303.8	$1,254.6	$49.2
Royalty income from clean coal licenses	46.4	48.1	(1.7)	48.1	57.5	(9.4)
Loss from unconsolidated clean coal production plants	(1.5)	(1.8)	0.3	(1.8)	(1.3)	(0.5)
Other net revenues	—	(1.3)	1.3	(1.3)	30.5	(31.8)

Total revenues	1,560.5	1,348.8	211.7	1,348.8	1,341.3	7.5

Cost of revenues from consolidated clean coal production plants	1,635.9	1,408.6	227.3	1,408.6	1,351.5	57.1
Compensation	88.2	72.6	15.6	72.6	62.0	10.6
Operating	49.4	25.4	24.0	25.4	21.8	3.6
Interest	124.1	109.8	14.3	109.8	103.0	6.8
Depreciation	28.2	19.2	9.0	19.2	15.2	4.0

Total expenses	1,925.8	1,635.6	290.2	1,635.6	1,553.5	82.1

Loss before income taxes	(365.3)	(286.8)	(78.5)	(286.8)	(212.2)	(74.6)
Benefit for income taxes	(380.6)	(317.5)	(63.1)	(317.5)	(276.0)	(41.5)

Net earnings	15.3	30.7	(15.4)	30.7	63.8	(33.1)
Net earnings attributable to noncontrolling interests	28.0	27.0	1.0	27.0	30.6	(3.6)

Net earnings (loss) attributable to controlling interests	$(12.7)	$3.7	$(16.4)	$3.7	$33.2	$(29.5)

Diluted net earnings (loss) per share	$(0.07)	$0.02	$(0.09)	$0.02	$0.19	$(0.17)

Identifiable assets at December 31	$1,825.8	$1,639.8		$1,639.8	$1,284.0

EBITDAC
Net earnings	$15.3	$30.7	$(15.4)	$30.7	$63.8	$(33.1)
Benefit for income taxes	(380.6)	(317.5)	(63.1)	(317.5)	(276.0)	(41.5)
Interest	124.1	109.8	14.3	109.8	103.0	6.8
Depreciation	28.2	19.2	9.0	19.2	15.2	4.0

EBITDAC	$(213.0)	$(157.8)	$(55.2)	$(157.8)	$(94.0)	$(63.8)

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

The increases in 2017 and 2016 are due to increased production of clean coal.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. We held a 46.5% controlling interest in Chem-Mod. As Chem-Mod’s manager, we are required to consolidate its operations.

The decreases in royalty income in 2017 compared to 2016 and in 2016 compared to 2015, were due to reductions in production of refined coal by Chem-Mod’s licensees.

Expenses related to royalty income of Chem-Mod were $2.3 million, $2.4 million and $3.0 million in 2017, 2016 and 2015, respectively. These expenses are included in the operating expenses discussed below.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated clean coal production plants. The production of refined coal generates pretax operating losses.

The losses in 2017, 2016 and 2015 were low because the vast majority of our operations are now consolidated.

•	Other net revenues include the following:

In 2017, we recorded a $0.2 million equity accounting loss related to one of our legacy investments, a $0.1 million gain related to the liquidation of legacy investments and a $0.1 million gain on the sale of shares in a partially owned entity.

In 2016, we recorded $0.8 million of rental income related to our new headquarters facility. We also recognized $0.8 million of equity basis accounting losses related to our legacy investments and we recognized a $1.3 million impairment loss related to clean coal production plants, including engineering costs of $0.7 million incurred for two locations that will not be used.

In 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax $31.0 million gain ($22.3 million net of costs and taxes). Incremental expenses that arose in connection with this matter resulted in after-tax charges of $8.8 million in 2017, which are presented as an adjustment to the corporate segment. Also in 2015, we recognized $0.7 million of equity basis accounting losses related to our legacy investments and $0.2 million of rental income related to our new headquarters facility.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2017, 2016 and 2015 consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above, including the costs to run the leased facilities. The increases in cost of revenues in 2017 compared to 2016 and in 2016 compared to 2015, were primarily due to increased production.

Compensation expense - Compensation expense for 2017, 2016 and 2015, respectively, was $88.2 million, $72.6 million and $62.0 million.

The $15.6 million increase in 2017 compensation expense compared to 2016 was primarily due to increased staffing, salary increases and incentive compensation related to the implementation of a new accounting standard for revenue recognition, efforts related to tax reform, efforts related to the new headquarters and clean-energy performance, and an increase in benefits expense.

The $10.6 million increase in 2016 compared to 2015 was primarily due to an increase in retention agreement compensation related to the litigation settlement, an increase in incentive compensation due to clean energy performance and an increase in benefits expense.

Operating expense - Operating expense for 2017 includes banking and related fees of $3.5 million, external professional fees and other due diligence costs related to 2017 acquisitions of $10.6 million, other corporate and clean energy related expenses of $10.0 million, $2.2 million for a biennial corporate-wide meeting, corporate related marketing costs of $4.0 million, one-time costs of $12.2 million related to the new headquarters, $5.3 million of consulting expenses related to the new revenue recognition accounting standard and tax reform and a $1.6 million net unrealized foreign exchange remeasurement loss.

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

Interest expense - The increase in interest expense in 2017 compared to 2016 and 2016 compared to 2015 was due to the following:

Change in interest expense related to	2017 /2016	2016 / 2015
Interest on borrowings from our Credit Agreement	$1.9	$2.2
Interest on the $275.0 million note funded on June 2, 2016	5.1	7.2
Interest on the $50.0 million 2016 maturity of the Series C note that was paid off on November 30, 2016	(2.7)	(0.3)
Interest on the $100.0 million note funded on December 1, 2016	3.2	0.3
Interest on the $250.0 million notes funded on June 27, 2017	5.3	—
Interest on the $398.0 million note funded on August 2 and 4, 2017	6.5	—
Amortization of the hedge gain related to the August 2017 fundings	(0.4)	—
Interest on the $300.0 million 2017 maturity of the Series B note that was paid off on August 3, 2017	(8.1)	—
Capitalization of interest costs related to the purchase and development of our new headquarters building and other	3.5	(2.6)

Net change in interest expense	$14.3	$6.8

The capitalization of interest costs related to the purchase and development of our new corporate headquarters building that was completed in early 2017.

Depreciation - The increase in depreciation expense in 2017 compared to 2016 primarily relates to the new corporate headquarters that was placed in service in first quarter 2017 and to clean coal plants re-deployed in 2017 and 2016. The increase in depreciation expense in 2016 compared to 2015 primarily relates to clean coal plants re-deployed in 2016 and 2015.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 tax credits substantially expires in December 2019 for our 14 2009 Era Plants and in December 2021 for our 20 2011 Era Plants. Our consolidated effective tax rate was (32.0)%, (24.7)% and (32.6)% for 2017, 2016 and 2015, respectively. The tax rates for 2017, 2016 and 2015 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the year. There were $229.7 million, $194.4 million and $181.3 million of tax credits produced and recognized in 2017, 2016 and 2015, respectively. Also impacting the benefit for the income taxes line was the adoption of a new accounting pronouncement, which requires that the income tax effects of awards be recognized in the income statement when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. The income tax benefit of stock based awards that vested or were settled in the year ended December 31, 2017 was $15.1 million. Offsetting the impact of these items in 2017 are the tax adjustments discussed below.

U.S. Federal income tax law changes - On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act, which significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%; limiting the deductibility of interest expense; implementing a territorial tax system; and imposing a repatriation tax on earnings of foreign subsidiaries. The timing of our utilization of our tax credits will be impacted by tax reform, but their overall gross value to us will not be impacted. Although we will pay less in taxes overall, the lower corporate tax rate will reduce the tax benefit of operating costs associated with the production of refined coal.

SEC Staff Accounting Bulletin No. 118

SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (which we refer to as SAB 118) describes three scenarios associated with a company’s status of accounting for income tax reform. Under the SAB 118 guidance, we have determined that while our accounting for the following elements are incomplete, we are able to make reasonable estimates for certain effects of tax reform. In our 2017 consolidated financial statements, we have recognized provisional amounts for our deferred income taxes and repatriation tax based on reasonable estimates. However, as of the date of this Annual Report on Form 10-K, we are continuing to evaluate the accounting impactions of the Tax Act as we continue to assemble and analyze all the information required to prepare and analyze these effects and await additional guidance from the U.S. Treasury Department, Internal Revenue Service or other standard-setting bodies. We continue to assess information relating to these amounts, and with respect to the repatriation tax, we continue to assess its application in other jurisdictions. Additionally, we continue to analyze other information and regulatory guidance and accordingly we may record additional provisional amounts or adjustments to provisional amounts in future periods.

Deferred Income Taxes: We have determined that our net deferred tax asset will require revaluation as a result of the Tax Act. We have recognized a provisional $1.0 million net benefit to the provision for income taxes for the years ended December 31, 2017 as a result of the restatement of our net deferred tax assets.

Repatriation Tax: All U.S. shareholders of foreign corporations that own at least 10% must include in their income a one-time inclusion of all accumulated post 1986 undistributed earnings as of December 31, 2017. We have recognized a provisional income tax expense of $40.0 million as a result of this repatriation tax. The earnings and profits calculations of our foreign subsidiaries are subject to further refinement as additional information becomes available.

Cost Recovery: While we have not yet completed all of the computations necessary to determine the 2017 expenditures that qualify for immediate expensing, we have recorded an immaterial provisional benefit based on our current intent to fully expense all qualifying expenditures. This resulted in a decrease to our current income taxes payable and a corresponding increase in our deferred tax liability.

Other Items Potentially Impacting the Company Going Forward

Alternative Minimum Tax Credit: The Tax Act repealed the corporate Alternative Minimum Tax (which we refer to as AMT) for years beginning January 1, 2018, and provides that existing AMT credit carryovers will be utilized or refunded beginning in 2018 and ending in 2021, according to a specific formula. We have approximately $108.2 million of AMT credit carryovers that are currently reflected as deferred tax assets in the December 31, 2017 consolidated balance sheet.

Global Intangible Low Taxed Income: The Tax Act requires U.S. shareholders to include in income certain “global intangible low-taxes income” (which we refer to as GILTI) beginning in 2018. We have adopted a policy to include the GILTI income in the future period when the tax arises.

Base Erosion Anti-Abuse Tax: The Tax Act introduced the U.S. Base Erosion and Anti-Abuse Tax (which we refer to as BEAT), effective January 1, 2018. While we must perform additional detailed analyses in order to assess the impact of the BEAT and further interpretive guidance and clarifications are anticipated, we do not currently anticipate any significant long term impact from the BEAT on our effective income tax rate in future periods.

Interest Expense Limitation: Under the Tax Act, the deductibility of “net interest” for a business is limited to 30% of adjusted taxable income. Interest that is disallowed can be carried forward indefinitely. We are evaluating the potential impact of this provision.

Executive Compensation: The Tax Act contains provisions that may limit deductions for executive compensation. We are evaluating the potential impact of this provision.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2017, 2016 and 2015 primarily include noncontrolling interest earnings of $33.1 million, $32.7 million and $36.9 million, respectively, related to our investment in Chem-Mod LLC. As of December 31, 2017, 2016 and 2015, we held a 46.5% controlling interest in Chem-Mod LLC. Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides non-GAAP information that we believe is helpful when comparing 2017, 2016 and 2015 operating results for the corporate segment (in millions):

	2017			2016			2015
Description	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)
Interest and banking costs	$(126.8)	$50.8	$(76.0)	$(112.8)	$45.1	$(67.7)	$(105.4)	$42.1	$(63.3)
Clean energy related (1)	(161.3)	294.0	132.7	(133.2)	247.6	114.4	(116.1)	217.0	100.9
Acquisition costs	(11.2)	2.9	(8.3)	(4.6)	0.7	(3.9)	(4.3)	0.6	(3.7)
Corporate	(67.2)	52.3	(14.9)	(43.0)	20.0	(23.0)	(33.2)	14.8	(18.4)
Litigation settlement	(11.1)	2.3	(8.8)	(20.2)	4.1	(16.1)	16.2	1.5	17.7
Home office lease termination/move	(13.2)	5.3	(7.9)	—	—	—	—	—	—
Tax adjustments	(2.5)	(27.0)	(29.5)	—	—	—	—	—	—

Reported full year	(393.3)	380.6	(12.7)	(313.8)	317.5	3.7	(242.8)	276.0	33.2
Litigation settlement	11.1	(2.3)	8.8	20.2	(4.1)	16.1	(16.2)	(1.5)	(17.7)
Home office lease termination/move	13.2	(5.3)	7.9	—	—	—	—	—	—
Tax adjustments	2.5	27.0	29.5	—	—	—	—	—	—

Adjusted full year	$(366.5)	$400.0	$33.5	$(293.6)	$313.4	$19.8	$(259.0)	$274.5	$15.5

(1)	Pretax earnings (loss) are presented net of amounts attributable to noncontrolling interests of $28.0 million in 2017, $27.0 million in 2016 and $30.6 million in 2015.

Interest and banking costs and debt - Interest and banking costs includes expenses related to our debt. Clean energy related includes the operating results related to our investments in clean coal production plants and Chem-Mod.

Acquisition costs - Consists of professional fees, due diligence and other costs incurred related to our acquisitions.

Corporate - Consists of overhead allocations mostly related to corporate staff compensation and other corporate level activities, costs related to biennial company-wide award event, cross-selling and motivational meetings for our production staff and field management, expenses related to our new corporate headquarters, corporate related marketing costs and expenses for systems and consulting related to the implementation of the new revenue recognition accounting and tax reform rules.

During the year ended December 31, 2017, we incurred $8.9 million of pre-tax costs related to implementing a new accounting standard related to how companies recognize revenue, which was effective beginning in January 2018. We expect to incur costs related to implementing this new accounting standard through first quarter 2018. These charges are included in the corporate segment. A new accounting pronouncement, ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, was effective January 1, 2017. It requires that the income tax effects of awards be recognized in the income statement (in the Income Tax Benefit column above) when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. The income tax benefit of stock based awards that vested or were settled in the year ended December 31, 2017 was $15.1 million and is included in the table above in the Corporate line. The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2016 and 2015 was $6.5 million and $5.3 million, respectively, and is not included in the Income Tax Benefit column above.

Litigation Settlement - During the third quarter of 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax gain of $31.0 million ($22.3 million net of costs and taxes in third quarter). Incremental after-tax expenses that arose in connection with this matter was $8.8 million and $16.1 million in 2017 and 2016, respectively, and incremental after-tax income with this matter was $17.7 million in 2015.

Home Office Lease Termination/Move - During 2017, we relocated our corporate office headquarters to a nearby suburb of Chicago. After-tax one-time move and after-tax lease abandonment charges were $7.9 million in 2017. These charges are presented in the corporate segment.

Tax Adjustments - In the fourth quarter of 2017, the Tax Act was enacted in the U.S., which lowered the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. Accordingly, based on reasonable estimates, we adjusted our U.S. deferred tax asset and liability balances in 2017 to reflect this rate change and we also incurred a one-time provisional repatriation tax on untaxed accumulated foreign earnings. These items, plus the impact of some permanent tax differences, resulted in a net charge of approximately $27.0 million in the aggregate in the fourth quarter of 2017. Pretax costs incurred related to tax reform were $2.5 million in the fourth quarter of 2017. The ultimate impact of the Tax Act may differ from these estimated provisions, as we continue to assemble and analyze all the information required to prepare and analyze these effects and await additional guidance from the U.S. Treasury Department, Internal Revenue Service or other standard-setting bodies.

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and five clean coal production plants we purchased from a third party on September 1, 2013. All 34 plants produce refined coal using propriety technologies owned by Chem-Mod. We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45. The 14 plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) can receive tax credits through 2019 and the 20 plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021.

The following table provides a summary of our clean coal plant investments as of December 31, 2017 (in millions):

		Our Portion of Estimated
	Our Book Value At December 31, 2017	Low Range 2018 After-tax Earnings	High Range 2018 After-tax Earnings
Investments that own 2009 Era Plants
12 Under long-term production contracts	$10.2	$18.0	$21.0
2 Not currently active in negotiations for long-term production contracts	—	Not Estimable	Not Estimable
Investments that own 2011 Era Plants
19 Under long-term production contracts	58.8	69.0	74.0
1 In early stages of negotiations for long-term production contract	0.3	Not Estimable	Not Estimable
Chem-Mod royalty income, net of noncontrolling interests	4.0	18.0	20.0

The estimated earnings information in the table reflects management’s current best estimate of the 2018 low and high ranges of after-tax earnings based on early production estimates from the host utilities and other operating assumptions, including current U.S. Federal income tax laws. However, coal-fired power plants may not ultimately produce refined fuel at estimated levels due to seasonal electricity demand, production costs, natural gas prices, weather conditions, as well as many other operational, regulatory and environmental compliance reasons. Future changes in EPA regulations or U.S. Federal income tax laws might materially impact these estimates.

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

We currently have no construction commitments related to our refined coal plants.

We are aware that some of the coal-fired power plants that purchase the refined coal are considering changing to burning natural gas rather than coal, or shutting down completely for economic reasons. The entities that own such plants are prepared to move the refined coal plants to another coal-fired power plant, if necessary. If these potential developments were to occur, we estimate those refined coal plants will not operate for 12 to 18 months during their movement and redeployment (this would result in only the 2011 Era Plants being able to be moved and deployed in the future), and the new coal-fired power plant may be a higher or lower volume plant, all of which could have a material impact on the amount of tax credits that are generated by these plants.

There is a provision in IRC Section 45 that phases out the tax credits if the coal reference price per ton, based on market prices, reaches certain levels as follows:

Calendar Year	IRS Reference Price per Ton	IRS Beginning Phase Out Price	IRS 100% Phase Out Price	Conclusion
2010	$54.74	$77.78	$86.53	No phase out
2011	55.66	78.41	87.16	No phase out
2012	58.49	80.25	89.00	No phase out
2013	58.23	81.69	90.44	No phase out
2014	56.88	81.82	90.57	No phase out
2015	57.64	83.17	91.92	No phase out
2016	53.74	84.38	93.13	No phase out
2017	51.09	85.64	94.39	No phase out
2018	(1)	(1)	(1)	(1)

(1)	The IRS will not release the factors for 2018 until April or May 2018. Based on our analysis of the factors used in the IRS’ phase out calculations, it is our belief that there will be no phase out in 2018.

See the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.” for a more detailed discussion of these and other factors could impact the information above. See Note 13 to our 2017 consolidated financial statements for more information regarding risks and uncertainties related to these investments.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2017, 2016 and 2015, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuances of our common stock.

Cash provided by operating activities was $854.2 million, $649.6 million and $686.1 million for 2017, 2016 and 2015, respectively. The increase in cash provided by operating activities in 2017 compared to 2016 was primarily due to improved cash flow generated from our core brokerage and risk management operating units. The decrease in cash provided by operating activities in 2016 compared to 2015 was primarily due to timing differences in the receipts and disbursements of client fiduciary related balances in 2016 compared to 2015. The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for 2017, 2016 and 2015 (in millions):

	2017	2016	2015
Net change in premiums receivable	$(220.3)	$(242.8)	$(209.3)
Net change in premiums payable	334.3	240.2	252.2

Net cash provided (used) by the above	$114.0	$(2.6)	$42.9

In addition, cash provided by operating activities for 2016 and 2015 were unfavorably impacted by acquisition related integration costs. During second quarter 2015, we entered into compensation-based retention agreements with certain key employees of our international brokerage operations. These retention agreements added after-tax charges of $7.3 million, $15.4 million and $10.2 million for 2017, 2016 and 2015, respectively, to our compensation expense. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted, for our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock, and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted if the amount of IRC Section 45 tax credits generated (which is the amount we recognize for financial reporting purposes) is greater than the amount of tax credits actually used to reduce our tax cash obligation. Excess tax credits produced during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Net earnings attributable to controlling interests were $463.1 million, $414.4 million and $356.8 million for 2017, 2016 and 2015, respectively. Consolidated EBITDAC was $918.9 million, $849.6 million and $771.3 million for 2017, 2016 and 2015, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We were not required to make any minimum contributions to the plan for the 2017, 2016 and 2015 plan years. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2017, 2016 and 2015 we did not make discretionary contributions to the plan.

See Note 12 to our 2017 consolidated financial statements for additional information required to be disclosed relating to our defined benefit postretirement plans. We are required to recognize an accrued benefit plan liability for our underfunded defined benefit pension and unfunded retiree medical plans (which we refer to together as the Plans). The offsetting adjustment to the liabilities required to be recognized for the Plans is recorded in “Accumulated Other Comprehensive Earnings (Loss),” net of tax, in our consolidated balance sheet. We will recognize subsequent changes in the funded status of the Plans through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur. Numerous items may lead to a change in funded status of the Plans, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates.

In 2017, the funded status of the Plans was unfavorably impacted by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2017, the impact of which was approximately $9.2 million. However, the funded status was favorably impacted by returns on the plan’s assets being higher in 2017 than anticipated by approximately $10.7 million. The net change in the funded status of the Plan in 2017 resulted in a decrease in noncurrent liabilities in 2017 of $1.5 million. In 2016, the funded status of the Plans was unfavorably impacted by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2016, the impact of which was approximately $8.2 million. However, the funded status was favorably impacted by returns on the plan’s assets being higher in 2016 than anticipated by approximately $0.3 million and improvements in the mortality assumptions of $4.3 million and other pension gains of $4.4 million. The net change in the funded status of the Plan in 2016 resulted in a decrease in noncurrent liabilities in 2016 of $0.8 million. While the change in funded status of the Plans had no direct impact on our cash flows from operations in 2017, 2016 and 2015, potential changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Capital expenditures were $129.2 million, $217.8 million and $99.0 million for 2017, 2016 and 2015, respectively, of which $11.8 million, $112.1 million and $13.3 million, respectively, related to expenditures on our new corporate headquarters building. In addition, 2017 capital expenditures include amounts incurred related to investments made in information technology and software development projects. In 2018, we expect total expenditures for capital improvements to be approximately $125.0 million, part of which is related to expenditures on office moves and expansions and updating computer systems and equipment. Relating to the development of our new corporate headquarters, we received property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state EDGE tax credit. Incentives from these two programs could total between $60.0 million and $80.0 million over a fifteen-year period. The net capital expenditures in 2017 primarily related to capitalized costs associated with expenditures on the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2017. The net capital expenditures in 2016 and 2015 primarily related to capitalized costs associated with expenditures on our new corporate headquarters building in 2016 and 2015 and the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2016 and 2015.

Acquisitions - Cash paid for acquisitions, net of cash acquired, was $376.1 million, $243.4 million and $249.6 million in 2017, 2016 and 2015, respectively. The increased use of cash for acquisitions in 2017 compared to 2016 was primarily due to an increase in the number and size of acquisitions than occurred in 2016 and we used less of our common stock to fund acquisitions in 2017. The decreased use of cash for acquisitions in 2016 compared to 2015 was primarily due to a decrease in the number of acquisitions that occurred in 2016. In addition, during 2017, 2016 and 2015 we issued 1.0 million shares ($59.6 million), 2.0 million shares ($89.6 million) and 7.3 million shares ($338.9 million), respectively, of our common stock as payment for a portion of the total consideration paid for acquisitions and earnout payments. We completed 39, 37 and 44 acquisitions in 2017, 2016 and 2015, respectively. Annualized revenues of businesses acquired in 2017, 2016 and 2015 totaled approximately $172.3 million, $137.9 million and $230.8 million, respectively. In 2018, we expect to use new debt, our Credit Agreement, cash from operations and our common stock to fund all, or a portion of acquisitions we complete.

Dispositions - During 2017, 2016 and 2015, we sold several books of business and recognized one-time gains of $3.4 million, $6.6 million and $6.7 million, respectively. We received cash proceeds of $3.2 million, $7.8 million and $9.2 million, respectively, related to these transactions.

Clean Energy Investments - During the period from 2009 through 2017, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2018 annual net after tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2018, is $105.0 million to $115.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2018. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2018 through at least 2021. While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 52 to 54 for a more detailed description of these investments and their risks and uncertainties.

Cash Flows From Financing Activities

On April 8, 2016, we entered into an amendment and restatement to our multicurrency credit agreement dated September 19, 2013 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from September 19, 2018 to April 8, 2021 and increased the revolving credit commitment from $600.0 million to $800.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans, (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,100.0 million. There were $190.0 million of borrowings outstanding under the Credit Agreement at December 31, 2017. Due to the outstanding borrowing and letters of credit, $592.8 million remained available for potential borrowings under the Credit Agreement at December 31, 2017.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. During 2017, we borrowed an aggregate of $3,643.0 million and repaid $3,731.0 million under our Credit Agreement. During 2016, we borrowed an aggregate of $2,740.0 million and repaid $2,657.0 million under our Credit Agreement. During 2015, we borrowed an aggregate of $849.0 million and repaid $794.0 million under our Credit Agreement. Principal uses of the 2017, 2016 and 2015 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$160.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2019. At December 31, 2017, $151.1 million of borrowings were outstanding under the Premium Financing Debt Facility.

At December 31, 2017, we had $2,798.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in the period 2007 to 2017 and a cash and cash equivalent balance of $681.2 million. See Note 7 to 2017 our consolidated financial statements for a discussion of the terms of the note purchase agreements and the Credit Agreement.

We completed a $275.0 million, ten year maturity, private placement debt transaction on June 2, 2016, with a weighted average interest rate of 4.47%. In 2016, we entered into a pre-issuance interest rate hedging transaction related to the $175.0 million, ten year tranche, of the $275.0 million private placement debt. We realized a cash gain of approximately $1.0 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the ten year life of the debt.

On November 30, 2016, we funded the $50.0 million 2016 maturity of our Series C notes.

We completed a $100.0 million, eleven year maturity, private placement debt transaction on December 1, 2016, with an interest rate of 3.46%. A portion of the proceeds was used to fund the $50.0 million of private placement debt that matured on November 30, 2016.

On June 13, 2017, we announced that we planned to close offerings of $648.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate). We funded $250.0 million on June 27, 2017, $300.0 million on August 2, 2017 and $98.0 million on August 4, 2017, which was used in part to fund the $300.0 million August 3, 2017 Series B notes maturity. The weighted average maturity of the $598.0 million of senior fixed rate notes is 11.6 years and their weighted average interest rate is 4.04% after giving effect to hedging gains. The interest rate on the $50.0 million of floating rate notes would be 3.45% using three-month LIBOR on February 5, 2018. In 2016 and 2017, we entered into pre-issuance interest rate hedging transactions related to the $300.0 million August 3, 2017 notes maturity. We realized a cash gain of approximately $8.3 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

Consistent with past practice, we have entered into pre-issuance hedging transactions for $200.0 million related to each of the 2018 and 2019, $100.0 million note maturities.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2017.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2017, we declared $283.6 million in cash dividends on our common stock, or $1.56 per common share. On December 15, 2017, we paid a fourth quarter dividend of $0.39 per common share to shareholders of record as of December 1, 2017. On January 24, 2018, we announced a quarterly dividend for first quarter 2018 of $0.41 per common share. If the dividend is maintained at $0.41 per common share throughout 2018, this dividend level would result in an annualized net cash used by financing activities in 2018 of approximately $297.1 million (based on the outstanding shares as of December 31, 2017), or an anticipated increase in cash used of approximately $14.4 million compared to 2017. We can make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2016, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any shares under this registration statement. On April 2, 2015, we filed a shelf registration statement on Form S-4 with the SEC, registering 8.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At December 31, 2017, 0.1 million shares remained available for issuance under this registration statement. On November 15, 2016, we filed another shelf registration statement on Form S-4 with the SEC, registering an additional 10.0 million shares of our common stock, none of which had been issued as of December 31, 2017.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors. During the year ended December 31, 2017, we repurchased 0.3 million shares of our common stock at cost of $17.7 million. During the year ended December 31, 2016, we repurchased 2.3 million shares of our common stock at cost of $101.0 million. We did not repurchase any shares in 2015. Under the provisions of the repurchase plan, we are authorized to repurchase approximately 7.5 million additional shares at December 31, 2017. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $60.4 million in 2017, $45.6 million in 2016 and $54.2 million in 2015. On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, and restricted stock units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 16.2 million shares (less any shares of restricted stock issued under the LTIP – 4.0 million shares of our common stock were available for this purpose as of December 31, 2017) were available for grant under the LTIP at December 31, 2017. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the years ended December 31, 2017 and 2016, and we believe this favorable trend will continue in the foreseeable future.

Outlook - We believe that we have sufficient capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 7, 13 and 15 to our 2017 consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to our note purchase agreements and Credit Agreement, operating leases and purchase commitments as of December 31, 2017 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Note purchase agreements	$100.0	$100.0	$100.0	$75.0	$200.0	$2,223.0	$2,798.0
Credit Agreement	190.0	—	—	—	—	—	190.0
Premium Financing Debt Facility	151.1	—	—	—	—	—	151.1
Interest on debt	120.6	115.1	110.7	105.7	100.5	368.2	920.8

Total debt obligations	561.7	215.1	210.7	180.7	300.5	2,591.2	4,059.9
Operating lease obligations	103.2	88.5	74.3	62.5	47.2	104.5	480.2
Less sublease arrangements	(0.7)	(0.4)	(0.4)	(0.4)	(0.2)	—	(2.1)
Outstanding purchase obligations	42.9	19.5	8.3	2.2	2.0	—	74.9

Total contractual obligations	$707.1	$322.7	$292.9	$245.0	$349.5	$2,695.7	$4,612.9

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2017, we are unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities. Therefore, $10.9 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 17 to our 2017 consolidated financial statements for a discussion on income taxes.

See Note 7 to our 2017 consolidated financial statements for a discussion of the terms of the Credit Agreement and note purchase agreements.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of December 31, 2017 are as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2018	2019	2020	2021	2022	Thereafter	Committed
Letters of credit	$0.7	$—	$—	$—	$—	$16.5	$17.2
Financial guarantees	0.2	0.2	0.2	0.2	0.2	1.1	2.1
Funding commitments	0.4	—	—	—	—	—	0.4

Total commitments	$1.3	$0.2	$0.2	$0.2	$0.2	$17.6	$19.7

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 15 to our 2017 consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All but one of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 459 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2013 to 2017 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $567.9 million, of which $264.2 million was recorded in our consolidated balance sheet as of December 31, 2017, based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2017 and 2016 that was recourse to us.

At December 31, 2017, we had posted two letters of credit totaling $9.7 million, in the aggregate, related to our self-insurance deductibles, for which we have recorded a liability of $12.8 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2017, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.7 million to support our potential obligation under a client’s insurance program, for which we have a recorded liability of $0.7 million, and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2017 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and our cash equivalents as of December 31, 2017 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2017.

As of December 31, 2017, we had $2,798.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at December 31, 2017 was $2,920.7 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate as of December 31, 2017 and the resulting fair values would be $314.4 million higher than their carrying value (or $3,112.4 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point increase in our weighted average borrowing rate as of December 31, 2017 and the resulting fair values would be $53.8 million lower than their carrying value (or $2,744.2 million).

As of December 31, 2017, we had $190.0 million of borrowings outstanding under our Credit Agreement. The fair values of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2017 and the resulting fair value is not be materially different from their carrying value.

At December 31, 2017, we had $151.1 million of borrowings outstanding under our Premium Financing Debt Facility. The fair values of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2017, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our U.K., Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and South American operations, because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2017 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $9.7 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2017 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $9.4 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

We do not enter into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, the U.K. and other countries, we have periodically purchased financial instruments to minimize our exposure to this risk. During 2017, 2016 and 2015, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our future U.S. denominated revenues within our U.K. subsidiaries (in 2017 and 2016) and disbursements (in 2015) through various future payment dates. In addition, during 2017 and 2016, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and India currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. We also incur foreign currency exchange rate risk for our foreign operations where we choose not to hedge such risk in those operations. All of these hedges are accounted for in accordance with ASC 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate gain or loss, if applicable, would be recognized. For the year ended December 31, 2017 there has been no such effect on our consolidated financial presentation. The impact of these hedging strategies was not material to our consolidated financial statements for 2017, 2016 and 2015. See Note 18 to our 2017 consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2017, 2016 and 2015.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Commissions	$2,627.1	$2,439.1	$2,338.7
Fees	1,636.8	1,492.8	1,432.3
Supplemental revenues	163.7	147.0	125.5
Contingent revenues	111.8	107.2	93.7
Investment income	56.3	53.3	54.2
Gains on books of business sales	3.4	6.6	6.7
Revenues from clean coal activities	1,560.5	1,350.1	1,310.8
Other net revenues (losses)	—	(1.3)	30.5

Total revenues	6,159.6	5,594.8	5,392.4

Compensation	2,752.3	2,538.9	2,428.9
Operating	852.5	797.7	840.7
Cost of revenues from clean coal activities	1,635.9	1,408.6	1,351.5
Interest	124.1	109.8	103.0
Depreciation	121.1	103.6	93.9
Amortization	264.7	247.2	240.3
Change in estimated acquisition earnout payables	30.9	32.1	40.6

Total expenses	5,781.5	5,237.9	5,098.9

Earnings before income taxes	378.1	356.9	293.5
Benefit for income taxes	(121.1)	(88.1)	(95.6)

Net earnings	499.2	445.0	389.1
Net earnings attributable to noncontrolling interests	36.1	30.6	32.3

Net earnings attributable to controlling interests	$463.1	$414.4	$356.8

Basic net earnings per share	$2.57	$2.33	$2.07
Diluted net earnings per share	2.54	2.32	2.06
Dividends declared per common share	1.56	1.52	1.48

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(In millions)

	Year Ended December 31,
	2017	2016	2015
Net earnings	$499.2	$445.0	$389.1

Change in pension liability, net of taxes	4.3	(4.4)	1.3
Foreign currency translation	183.4	(231.8)	(261.1)
Change in fair value of derivative instruments, net of taxes	16.0	(4.9)	(2.1)

Comprehensive earnings	702.9	203.9	127.2
Comprehensive earnings attributable to noncontrolling interests	37.0	35.1	25.9

Comprehensive earnings attributable to controlling interests	$665.9	$168.8	$101.3

See notes to consolidated financial statements

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2017	2016
Cash and cash equivalents	$681.2	$545.5
Restricted cash	1,623.8	1,392.1
Premiums and fees receivable	2,157.2	1,844.8
Other current assets	708.4	633.7

Total current assets	5,170.6	4,416.1
Fixed assets - net	412.2	377.6
Deferred income taxes	905.1	796.5
Other noncurrent assets	567.0	504.3
Goodwill - net	4,197.9	3,767.8
Amortizable intangible assets - net	1,644.6	1,627.3

Total assets	$12,897.4	$11,489.6

Premiums payable to underwriting enterprises	$3,475.9	$2,996.1
Accrued compensation and other accrued liabilities	864.1	772.1
Unearned fees	74.8	69.0
Other current liabilities	56.4	70.9
Premium financing borrowings	151.1	125.6
Corporate related borrowings - current	290.0	578.0

Total current liabilities	4,912.3	4,611.7
Corporate related borrowings - noncurrent	2,691.9	2,144.6
Other noncurrent liabilities	1,128.3	1,077.5

Total liabilities	8,732.5	7,833.8

Stockholders’ equity:
Common stock - authorized 400.0 shares; issued and outstanding 181.0 shares in 2017 and 178.3 shares in 2016	181.0	178.3
Capital in excess of par value	3,388.2	3,265.5
Retained earnings	1,095.9	916.4
Accumulated other comprehensive loss	(559.9)	(763.6)

Stockholders’ equity attributable to controlling interests	4,105.2	3,596.6
Stockholders’ equity attributable to noncontrolling interests	59.7	59.2

Total stockholders’ equity	4,164.9	3,655.8

Total liabilities and stockholders’ equity	$12,897.4	$11,489.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings	$499.2	$445.0	$389.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(0.1)	(6.5)	(6.6)
Depreciation and amortization	385.8	350.8	334.2
Change in estimated acquisition earnout payables	30.9	32.1	40.6
Amortization of deferred compensation and restricted stock	33.5	28.5	22.7
Stock-based and other noncash compensation expense	17.3	14.7	11.2
Payments on acquisition earnouts in excess of original estimates	(57.9)	(22.8)	(12.1)
Effect of changes in foreign exchange rate	2.8	(3.0)	(0.2)
Net change in premiums receivable	(220.3)	(242.8)	(209.3)
Net change in premiums payable	334.3	240.2	252.2
Net change in other current assets	(48.5)	(55.2)	(34.7)
Net change in accrued compensation and other accrued liabilities	69.3	69.1	217.8
Net change in fees receivable/unearned fees	0.4	2.8	(49.6)
Net change in income taxes payable	2.0	(10.8)	(18.5)
Net change in deferred income taxes	(183.4)	(158.0)	(161.2)
Net change in other noncurrent assets and liabilities	(11.1)	(34.5)	(89.5)

Net cash provided by operating activities	854.2	649.6	686.1

Cash flows from investing activities:
Capital expenditures	(129.2)	(217.8)	(99.0)
Cash paid for acquisitions, net of cash and restricted cash acquired	(376.1)	(243.4)	(249.6)
Net proceeds from sales of operations/books of business	3.2	7.8	9.2
Net funding of investment transactions	(8.9)	(31.9)	(29.5)

Net cash used by investing activities	(511.0)	(485.3)	(368.9)

Cash flows from financing activities:
Payments on acquisition earnouts	(41.7)	(45.5)	(21.8)
Proceeds from issuance of common stock	60.4	45.6	203.3
Tax impact from issuance of common stock	—	6.5	5.3
Repurchases of common stock	(17.7)	(101.0)	—
Payments to noncontrolling interests	(35.0)	(41.8)	(39.9)
Dividends paid	(282.7)	(272.2)	(257.5)
Net borrowings on premium financing debt facility	0.6	(12.2)	23.9
Borrowings on line of credit facilities	3,643.0	2,740.0	849.0
Repayments on line of credit facilities	(3,731.0)	(2,657.0)	(794.0)
Borrowings of corporate related long-term debt	648.0	376.0	—
Repayments of corporate related long-term debt	(300.0)	(50.0)	—
Settlements on terminated interest rate swaps	8.3	—	—

Net cash used by financing activities	(47.8)	(11.6)	(31.7)

Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	72.0	(107.6)	(75.0)

Net increase in cash, cash equivalents and restricted cash	367.4	45.1	210.5
Cash, cash equivalents and restricted cash at beginning of year	1,937.6	1,892.5	1,682.0

Cash, cash equivalents and restricted cash at end of year	$2,305.0	$1,937.6	$1,892.5

Supplemental disclosures of cash flow information:
Interest paid	$124.8	$112.8	$103.9
Income taxes paid	55.8	66.1	78.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Noncontrolling Interests	Total
	Shares	Amount

Balance at December 31, 2014	164.6	$164.6	$2,649.4	$676.0	$(260.6)	$75.7	$3,305.1
Net earnings	—	—	—	356.8	—	32.3	389.1
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(15.0)	(15.0)
Dividends paid to noncontrolling interests	—	—	—	—	—	(36.7)	(36.7)
Net change in pension asset/liability, net of taxes of $0.9 million	—	—	—	—	1.3	—	1.3
Foreign currency translation	—	—	—	—	(261.1)	(6.4)	(267.5)
Change in fair value of derivative instruments, net of taxes of ($1.4) million	—	—	—	—	(2.1)	—	(2.1)
Compensation expense related to stock option plan grants	—	—	11.2	—	—	—	11.2
Tax impact from issuance of common stock	—	—	5.3	—	—	—	5.3
Common stock issued in:
Thirty-nine purchase transactions	7.3	7.3	338.9	—	—	—	346.2
Stock option plans	1.4	1.4	39.0	—	—	—	40.4
Employee stock purchase plan	0.3	0.3	13.5	—	—	—	13.8
Deferred compensation and restricted stock	0.2	0.2	6.0	—	—	—	6.2
Stock issuance under dribble-out program	3.1	3.1	146.1	—	—	—	149.2
Cash dividends declared on common stock	—	—	—	(258.3)	—	—	(258.3)

Balance at December 31, 2015	176.9	176.9	3,209.4	774.5	(522.5)	49.9	3,688.2
Net earnings	—	—	—	414.4	—	30.6	445.0
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	8.3	8.3
Dividends paid to noncontrolling interests	—	—	—	—	—	(34.1)	(34.1)
Net change in pension asset/liability, net of taxes of ($2.9) million	—	—	—	—	(4.4)	—	(4.4)
Foreign currency translation	—	—	—	—	(231.8)	4.5	(227.3)
Change in fair value of derivative instruments, net of taxes of ($3.2) million	—	—	—	—	(4.9)	—	(4.9)
Compensation expense related to stock option plan grants	—	—	14.7	—	—	—	14.7
Tax impact from issuance of common stock	—	—	6.5	—	—	—	6.5
Common stock issued in:
Nine purchase transactions	2.0	2.0	89.6	—	—	—	91.6
Stock option plans	1.1	1.1	28.6	—	—	—	29.7
Employee stock purchase plan	0.4	0.4	15.5	—	—	—	15.9
Deferred compensation and restricted stock	0.2	0.2	(0.1)	—	—	—	0.1
Stock issuance under dribble-out program	(2.3)	(2.3)	(98.7)	—	—	—	(101.0)
Cash dividends declared on common stock	—	—	—	(272.5)	—	—	(272.5)

Balance at December 31, 2016	178.3	$178.3	$3,265.5	$916.4	$(763.6)	$59.2	$3,655.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity (continued)

(In millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2016	178.3	$178.3	$3,265.5	$916.4	$(763.6)	$59.2	$3,655.8
Net earnings	—	—	—	463.1	—	36.1	499.2
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(2.1)	(2.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(34.4)	(34.4)
Net change in pension asset/liability, net of taxes of $2.8 million	—	—	—	—	4.3	—	4.3
Foreign currency translation	—	—	—	—	183.4	0.9	184.3
Change in fair value of derivative instruments, net of taxes of $4.0 million	—	—	—	—	16.0	—	16.0
Compensation expense related to stock option plan grants	—	—	17.3	—	—	—	17.3
Common stock issued in:
Twelve purchase transactions	1.0	1.0	59.6	—	—	—	60.6
Stock option plans	1.3	1.3	39.8	—	—	—	41.1
Employee stock purchase plan	0.4	0.4	18.9	—	—	—	19.3
Deferred compensation and restricted stock	0.3	0.3	4.5	—	—	—	4.8
Common stock repurchases	(0.3)	(0.3)	(17.4)	—	—	—	(17.7)
Cash dividends declared on common stock	—	—	—	(283.6)	—	—	(283.6)

Balance at December 31, 2017	181.0	$181.0	$3,388.2	$1,095.9	$(559.9)	$59.7	$4,164.9

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2017

1. Summary of Significant Accounting Policies

Terms Used in Notes to Consolidated Financial Statements

ASC - Accounting Standards Codification.

ASC Topic 606 - ASU No. 2014-09, Revenue from Contracts with Customers.

ASU - Accounting Standards Update.

FASB - The Financial Accounting Standards Board.

GAAP - U.S. generally accepted accounting principles.

IRC - Internal Revenue Code.

IRS - Internal Revenue Service.

Underwriting enterprises - Insurance companies, reinsurance companies and various other forms of risk-taking entities, including intermediaries of underwriting enterprises.

VIE - Variable interest entity.

Nature of Operations

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or the company, provide insurance brokerage, consulting and third party claims settlement and administration services to both domestic and international entities through three reportable operating segments. Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients.

Our brokerage segment operations provide brokerage and consulting services to companies and entities of all types, including commercial, not-for-profit, and public entities, and, to a lesser extent, individuals, in the areas of insurance placement, risk of loss management, and management of employer sponsored benefit programs. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not-for-profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses and other corporate costs. Clean energy investments consist of our investments in limited liability companies that own 34 commercial clean coal production facilities that produce refined coal using Chem-Mod LLC’s proprietary technologies. We believe these operations produce refined coal that qualifies for tax credits under IRC Section 45.

We do not assume underwriting risk on a net basis, other than with respect to de minimis amounts necessary to provide minimum or regulatory capital amounts to organize captives, pools, specialized underwriters or risk-retention groups. Rather, capital necessary for events of loss coverages is provided by underwriting enterprises.

Investment income and other revenues are generated from our premium financing operations and our investment portfolio, which includes our invested cash and restricted cash we hold on behalf of our clients, as well as clean energy investments.

We are headquartered in Rolling Meadows, Illinois, have operations in 32 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent insurance brokers and consultants.

Basis of Presentation

The accompanying consolidated financial statements include our accounts and all of our majority-owned subsidiaries (50% or greater ownership). Substantially all of our investments in partially owned entities in which our ownership is less than 50% are accounted for using the equity method based on the legal form of our ownership interest and the applicable ownership percentage of the entity. However, in situations where a less than 50%-owned investment has been determined to be a VIE and we are deemed to be the primary beneficiary in accordance with the variable interest model of consolidation, we will consolidate the investment into our consolidated financial statements. For partially owned entities accounted for using the equity method, our share of the net earnings of these entities is included in consolidated net earnings. All material intercompany accounts and transactions have been eliminated in consolidation.

In the preparation of our consolidated financial statements as of December 31, 2017, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition in our consolidated financial statements and/or disclosure in the notes thereto.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed amounts of revenues and expenses related to the potential impact of the adoption of and future accounting under ASC Topic 606. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments (including our IRC Section 45 investments), income taxes, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

Revenue Recognition

Our revenues are derived from commissions and fees as primarily specified in a written contract, or unwritten business understanding, with our clients or underwriting enterprises. We also recognize investment income over time from our invested assets and invested assets we hold on behalf of our clients or underwriting enterprises.

Brokerage segment

Our brokerage segment generates revenues by:

(i)	Identifying, negotiating and placing all forms of insurance or reinsurance coverages, as well as providing risk-shifting, risk-sharing and risk-mitigation consulting services, principally related to property/casualty, life, health, welfare and disability insurance. We also provide these services through, or in conjunction with, other unrelated agents and brokers, consultants and management advisors.

(ii)	Acting as an agent or broker for multiple underwriting enterprises by providing services such as sales, marketing, selecting, negotiating, underwriting, servicing and placing insurance coverage on their behalf.

(iii)	Providing consulting services related to health and welfare benefits, voluntary benefits, executive benefits, compensation, retirement planning, institutional investment and fiduciary, actuarial, compliance, private insurance exchange, human resource technology, communications, and benefits administration.

(iv)	Providing management and administrative services to captives, pools, risk-retention groups, healthcare exchanges, small underwriting enterprises, such as accounting, claims and loss processing assistance, feasibility studies, actuarial studies, data analytics and other administrative services.

The vast majority of our brokerage contracts and service understandings are for a period of one year or less.

Commissions and fees

The primary source of brokerage segment revenues are commissions from underwriting enterprises, which are based on a percentage of premiums paid by our clients, or fees received from clients, which are based on an agreed level of service with our clients, usually in lieu of commissions.

Commissions are fixed at the contract effective date and generally are based on a percentage of premiums for insurance coverage or employee head count for employer sponsored benefit plans. Commissions depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk of coverage, and historical benchmarks surrounding the level of effort necessary for us to place and service the insurance contract. Fees are rarely tied to the amount of premiums; instead, they are based on an expected level of effort to provide our services.

We recognize commission and fee revenues at the later of the billing or the effective date of the related insurance policies, net of an allowance for estimated policy cancellations. We recognize commission revenues related to installment premiums as the installments are billed. We recognize commissions on premiums directly billed by underwriting enterprises as revenue when we have obtained the data necessary to reasonably determine such amounts. Historically, we have not been able to reasonably determine these types of commission revenues until we have received the cash or the related policy detail or other specific information from the underwriting enterprise. Commissions on premiums billed directly by underwriting enterprises to the insureds generally relate to: (i) a large number of property/casualty insurance policy transactions, each with small premiums, and (ii) the number of enrolled employees in employer sponsored plans in our employee benefit brokerage operations. Under these direct bill arrangements, the underwriting enterprise controls the entire billing and policy issuance process. We record the income effects of subsequent premium adjustments when the adjustments become known. Fee revenues generated from the brokerage segment primarily relate to fees negotiated in lieu of commissions that we recognize in the same manner as commission revenues. We recognize these fee revenues ratably as the services are rendered, and record the income effects of subsequent fee adjustments when the adjustments become known.

For consulting and advisory services, we recognize our revenue in the period in which we provide the service or advice. For management and administrative services, our revenue is recognized ratably over the contract period consistent with the performance of our obligations, mostly over an annual term.

Supplemental revenues

Certain underwriting enterprises may pay us additional revenues based on the volume of premium we place with them and for insights into our sales pipeline, our sales capabilities or our risk selection knowledge. These amounts are in excess of the commission and fee revenues discussed above, and not all business we place with underwriting enterprises is eligible for supplemental revenues. Unlike contingent revenues, discussed below, these revenues are a fixed amount or fixed percent of premium of the underlying eligible insurance contracts. We recognize supplemental revenues using internal data and information received from underwriting enterprises that allows us to reasonably estimate the supplemental revenues earned in the period.

Contingent revenues

Certain underwriting enterprises may pay us additional revenues for our sales capabilities, our risk selection knowledge, or our administrative efficiencies. These amounts are in excess of the commission revenues discussed above, and not all business we place with participating underwriting enterprises is eligible for contingent revenues. Unlike supplemental revenues, discussed above, these revenues are variable, generally based on growth, the loss experience of the underlying insurance contracts, and/or our efficiency in processing the business. We generally operate under calendar year contracts, but we do not receive these contingent revenues from the underwriting enterprises until the following calendar year, generally in the first and second quarters, after verification of the performance indicators outlined in the contracts. We recognize contingent revenues as revenue when we have obtained the data necessary to reasonably determine such amounts. Historically we have not been able to reasonably determine these types of revenues until we have received the cash or the related policy detail or other underwriting enterprise specific information from the underwriting enterprise.

Sub-brokerage costs

Sub-brokerage costs are excluded from our gross revenues in our determination of our total revenues. Sub-brokerage costs represent commissions paid to sub-brokers related to the placement of certain business by our brokerage segment operations. We recognize this contra revenue in the same manner as the commission revenue to which it relates.

Risk Management segment

Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Per-claim fees

Where we operate under a contract where our fee is established on a per-claim basis, our obligation is to process claims for a term specified within the contract, which we provide over a period of time. We recognize these fee revenues ratably as the services are rendered, and record the income effects of subsequent fee adjustments when the adjustments become known.

Cost-plus fees

Where we provide services and generate revenues on a cost-plus basis, we recognize revenue over the contract period.

Performance-based fees

Certain clients pay us additional fee revenues for our efficiency in managing claims or on the basis of claim outcome effectiveness. These amounts are in excess of the fee revenues discussed above. These revenues are variable, generally based on various performance metrics of the underlying contracts. We generally operate under multi-year contracts with fiscal year measurement periods. We do not receive these fees, if earned, until the following year after verification of the performance metrics outlined in the contracts. Each period we base our estimates on a contract-by-contract basis.

Investment income

Investment income primarily includes interest and dividend income (including interest income from our premium financing operations), which is accrued as it is earned. Gains on books of business sales represent one-time gains related to sales of brokerage related businesses, which are primarily recognized on a cash received basis. Revenues from clean coal activities include revenues from consolidated clean coal production plants, royalty income from clean coal licenses and income (loss) related to unconsolidated clean coal production plants, all of which are recognized as earned. Revenues from consolidated clean coal production plants represent sales of refined coal. Royalty income from clean coal licenses represents fee income related to the use of clean coal technologies. Income (loss) from unconsolidated clean coal production plants includes losses related to our equity portion of the pretax results of the clean coal production plants.

Claims Handling Obligations

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

Restricted Cash

In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to underwriting enterprises. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to underwriting enterprises. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2017.

Related to our third party administration business and in certain of our brokerage operations, we are responsible for client claim funds that we hold in a fiduciary capacity. We do not earn any interest income on the funds held. These client funds have been included in restricted cash, along with a corresponding liability in premiums payable to underwriting enterprises in the accompanying consolidated balance sheet.

Premiums and fees receivable

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $7.4 million and $7.1 million at December 31, 2017 and 2016, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $13.5 million and $12.8 million at December 31, 2017 and 2016, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

Derivative Instruments

We are exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, we enter into various derivative instruments that reduce these risks by creating offsetting exposures In the normal course of business, we are exposed to the impact of foreign currency fluctuations that impact our results of operations and cash flows. We utilize a foreign currency risk management program involving foreign currency derivatives that consist of several monthly put/call options designed to hedge a portion of our future foreign currency disbursements through various future payment dates. To mitigate the counterparty credit risk we only enter into contracts with major financial institutions based upon their credit ratings and other factors. These derivative instrument contracts are cash flow hedges that qualify for hedge accounting and primarily hedge against fluctuations between changes in the GBP and Indian Rupee versus the U.S. dollar. Changes in fair value of the derivative instruments are reflected in other comprehensive earnings in the accompanying consolidated balance sheet. The impact of the hedge at maturity is recognized in the income statement as a component of investment income, compensation and operating expenses depending on the nature of the hedged item. We enter into various long term debt agreements. We use interest rate derivatives, typically swaps, to reduce our exposure to the effects of interest rate fluctuations on the forecasted interest rates for up to two years into the future. These derivative instrument contracts are periodically monitored for hedge ineffectiveness, the amount of which has not been material to the accompanying consolidated financial statements. We do not use derivatives for trading or speculative purposes.

Premium Financing

Seven subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are generally considered delinquent after seven days of the payment due date. In normal course, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding loan receivable balance was $305.5 million and $241.2 million at December 31, 2017 and 2016, respectively.

Fixed Assets

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

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2017, 2016 and 2015, we wrote off $6.2 million, $1.8 million and $11.5 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions of our brokerage segment, which is included in amortization expense in the accompanying consolidated statement of earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, premiums payable to underwriting enterprises, accrued salaries and bonuses, accounts payable and other accrued liabilities, unearned fees and income taxes payable, at December 31, 2017 and 2016, approximate fair value because of the short-term duration of these instruments. See Note 3 to these consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 7 to these consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2017 and 2016 under our debt agreements. See Note 12 to these consolidated financial statements for the fair values related to investments at December 31, 2017 and 2016 under our defined benefit pension plan.

Litigation

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

Employee Stock Purchase Plan

We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 8.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. At December 31, 2017, 7.2 million shares of our common stock was reserved for future issuance under the ESPP.

Defined Benefit Pension and Other Postretirement Plans

We recognize in our consolidated balance sheet, an asset for our defined benefit postretirement plans’ overfunded status or a liability for our plans’ underfunded status. We recognize changes in the funded status of our defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. We use December 31 as the measurement date for our plans’ assets and benefit obligations. See Note 12 to these consolidated financial statements for additional information required to be disclosed related to our defined benefit postretirement plans.

2.	Effect of New Accounting Pronouncements

Hedge Accounting

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance amends the hedge accounting model in the current guidance to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The new guidance requires revised tabular disclosures that focus on the effect of hedge accounting by income statement line and the disclosure of the cumulative basis adjustments to the hedged assets and liabilities in fair value hedges. Certain additional disclosures are also required for hedge relationships designated under the last-of-layer method. The current guidance that requires entities to disclose hedge ineffectiveness has been eliminated because this amount will no longer be separately measured. Under the new guidance, entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The new guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements will be applied prospectively. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption is permitted in any interim period or annual year before the effective date. If the guidance is early adopted in an interim period, any adjustments would be reflected as of the beginning of the fiscal year that includes that interim period. We are currently assessing the impact that adopting this new guidance will have on our consolidated financial statements.

Presentation of Net Periodic Pension and Postretirement Benefit Cost

In March 2017, the FASB issued ASU No. 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. An entity will apply the new guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statement of earnings. The new guidance allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The new guidance is effective in the first quarter of 2018. The adoption of this guidance will have no impact on our consolidated net earnings. The presentation in our consolidated statement of earnings will reflect a change in compensation expense offset by an equal change in operating expense for each period presented. See Note 12 to these 2017 consolidated financial statements for details on our net periodic pension benefit cost.

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

While we are continuing to assess all potential impacts of the new guidance, we anticipate this guidance will have an impact on our consolidated financial statements. We currently believe the most significant impact relates to our real estate operating leases and the related recognition of right-of-use assets and lease liabilities in both noncurrent assets and noncurrent liabilities in our consolidated balance sheet. See Note 15 to these 2017 consolidated financial statements for details on our current lease arrangements.

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This new accounting guidance provides information about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. We do not expect that the adoption of this new guidance will have a material impact on our consolidated financial statements as we historically have not made changes to the terms or conditions of an outstanding share-based payment award.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This new accounting guidance requires that companies recognize the excess income tax effects of awards in the income statement when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. ASU 2016-09 provides that this requirement be applied prospectively. As it relates to forfeitures, the guidance allows for companies to choose whether to continue to estimate forfeitures or account for forfeitures as they occur. This new guidance was effective in first quarter 2017 and has been applied by us. Due to the adoption of the new guidance, we recognized the income tax benefit of stock based awards that vested or were settled in the year ended December 31, 2017 of $15.1 million in our consolidated statement of earnings. The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2016 and 2015 was $6.5 million and $5.3 million, respectively, that was recognized in our consolidated stockholders’ equity. Additionally, our consolidated statement of cash flows now presents excess tax benefits as an operating activity, rather than as a financing activity, applied prospectively. Finally, we elected to continue to estimate forfeitures based on historical data and recognize forfeitures over the vesting period of the award.

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

The adoption of this guidance resulted in a change to our classification whereby contingent payments on acquisitions that are up to the acquisition date fair value have been presented in financing activities and those payments in excess of the acquisition date fair value have been presented in operating activities. Historically these payments have all been included in investing activities. Accordingly, in our 2016 consolidated statement of cash flows, we reclassified $22.8 million and $45.5 million of payments from investing activities to operating activities and financing activities, respectively, to conform to the current year presentation. In our 2015 consolidated statement of cash flows, we reclassified $12.1 million and $21.8 million of payments from investing activities to operating activities and financing activities, respectively, to conform to the current year presentation. The modifications can be seen in our statement of cash flows.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This new accounting guidance allows entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current guidance does not allow recognition until the asset has been sold to an outside party. This new guidance is effective beginning on January 1, 2018 and is to be applied on a modified retrospective basis. Early adoption is permitted. Management believes that the adoption of this new guidance will not have a material impact on our consolidated financial statements.

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This new accounting guidance addresses the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities. We early adopted this guidance in fourth quarter 2017. The adoption of this new guidance changed the presentation in our consolidated statement of cash flows as we now show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. Previously, the net change in restricted cash was reported as an operating activity and cash paid for acquisitions, net of cash was not presented net of restricted cash. In our 2016 consolidated statement of cash flows, the adoption of ASU 2016-18 resulted in an increase to net cash provided by operating activities of $50.3 million and a decrease to cash paid for acquisitions, net of cash and restricted cash of $15.6 million. These changes resulted in a change of $85.9 million to the effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash. In our 2015 consolidated statement of cash flows, the adoption of ASU 2016-18 resulted in an increase to net cash provided by operating activities of $45.6 million and a decrease to cash paid for acquisitions, net of cash and restricted cash of $58.8 million. These changes resulted in a change of $59.9 million to the effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash. The modifications can be seen in our statement of cash flows.

The following is a reconciliation of our December 31 cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2017, 2016 and 2015 (in millions):

	December 31,
	2017	2016	2015
Cash and cash equivalents	$681.2	$545.5	$480.4
Restricted cash	1,623.8	1,392.1	1,412.1

Total cash, cash equivalents and restricted cash	$2,305.0	$1,937.6	$1,892.5

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, as a new ASC Topic 606, which will supersede nearly all existing revenue recognition guidance under GAAP. The core principal of the new accounting guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Amendments to ASC Topic 340, Other Assets and Deferred Costs, require the capitalization of costs to obtain and costs to fulfill customer contracts, which are currently expensed as incurred. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for us in first quarter 2018. Two methods of transition are permitted upon adoption; full retrospective and modified retrospective. Under the full retrospective method, prior periods would be restated under the new revenue standard, providing a comparable view across all periods presented. Under the modified retrospective method, prior periods would not be restated. Rather, revenues and other disclosures for pre-2018 periods would be provided in the notes to the financial statements as previously reported under the current revenue standard.

We adopted ASC Topic 606 as of January 1, 2018, using the full retrospective method to restate each prior reporting period presented. An assessment to determine the impacts of the new accounting standard has been performed. We implemented new accounting and operational processes which were a result of the new guidance and analyzed the impact of these changes. We anticipate the cumulative effect of the adoption to be recognized will be an increase to retained earnings of between $100.0 million and $180.0 million on January 1, 2016. At the time of this filing we are completing our final review of the amount. Our final review includes steps related to our international locations, our acquired companies and ensuring these multiple systems have complied with the processes that we have established. We anticipate this standard will have a material impact on individual lines in our consolidated financial statements, but we do not expect it will have as much of an impact on our results of operations on an annual basis. The primary impacts of the new standard to our product and service lines are anticipated to be as follows:

Brokerage segment

Revenue - We currently recognize revenue for certain of our brokerage activities, such as installments on agency bill, direct bill and contingent revenue, over a period of time either due to the transfer of value to our clients or as the remuneration becomes determinable. Under the new guidance, these revenues will be substantially recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the client. On the other hand, under the new guidance we will need to defer certain revenues to reflect delivery of services over the contract period. As a result, revenue from certain arrangements will be recognized in earlier periods under the new guidance in comparison to our current accounting policies, and others will be recognized in later periods. The net effect of all of these changes on the timing and amount of revenue recognized will be a net increase in revenue recognized for our annual reporting periods with a shift in the timing of revenue recognized in the interim periods to the first quarter from the other three quarters.

The primary reason for the increase in the amount of revenue recognized relates to our employee benefits business. Historically we have recognized this revenue throughout the contract period as underlying client exposure units became certain. Under the new guidance, the full year revenue under each of these contracts will be estimated at the effective date of the underlying policies resulting in acceleration of revenue recognized, with a reassessment at each reporting date. This also will cause a shift in the timing of revenue recognized in the interim periods as a majority of these annual contracts incept in the first quarter. Partially offsetting this interim impact will be the recognition of contingent revenues related to all of our brokerage business as these revenues will be estimated and accrued throughout the year as the underlying business is placed with the insurance carriers rather than our historical recognition where the majority of these were recognized in the first quarter, typically when we received cash or the related policy detail or other carrier specific information from the insurance carrier.

Expense - The assets recognized for the costs to obtain and/or fulfill a contract will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates. For the vast majority of our contracts, the renewal period is one year or less and renewal costs are commensurate with the initial contract. As a result, we plan to apply a practical expedient and recognize the costs of obtaining a contract as an expense when incurred. We are quantifying and analyzing the impact of the costs to fulfill a contract. We do not expect the net impact of deferring and amortizing these costs to be material on an annual basis, but it will have an impact on the timing of expenses recognized in the interim periods.

Risk management segment

Revenue - Under the new guidance, when we have the obligation to adjust claims until closure and are compensated on a per claim basis, we will record the full amount of the claim revenue upon notification of the claim and defer certain revenues to reflect delivery of services over the claim handling period. When our obligation is to provide claims services throughout a contract period, we will recognize revenue ratably across that contract period. As such, we anticipate the net impact of the new guidance will require more initial revenue deferral and recognition over a longer period of time than under our current accounting policies.

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

Corporate segment

We expect that the timing related to recognition of revenue in our corporate segment will remain substantially unchanged. We do not expect a material impact on our annual after tax earnings, but we do expect a material change in the emergence of our after tax earnings in the interim quarterly periods as income tax credits are recognized based on our quarterly consolidated pretax earnings patterns.

3.	Business Combinations

During 2017, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued		Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s	)
Construction Risk Solutions, LLC (CRS) January 1, 2017	—		$—	$27.9	$—	$3.1	$4.4	$35.4	$10.0
Hill, Chesson & Woody (HCW) January 1, 2017	—		—	34.8	—	0.7	15.9	51.4	24.4
Presidio Group, Inc. (PG) January 1, 2017	—		—	41.8	—	4.8	7.0	53.6	15.0
Commercial Insurance Brokers (CIB) April 1, 2017	—		—	17.7	—	2.0	0.8	20.5	3.6
Williams – Manny Insurance Group (WMI) May 1, 2017	170		9.8	28.2	—	2.0	5.4	45.4	11.5
GPL Assurance Inc. (GPL) August 1, 2017	—		—	37.8	—	4.2	5.8	47.8	8.0
Lutgert Insurance (LI) September 1, 2017	—		—	25.2	—	1.3	6.4	32.9	10.2
DiBrina Group (DBG) October 1, 2017	—		—	38.6	—	4.5	13.1	56.2	24.2
31 other acquisitions completed in 2017	518		27.9	120.4	—	12.0	42.4	202.7	94.1

	688		$37.7	$372.4	$—	$34.6	$101.2	$545.9	$201.0

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 17.0% for our 2017 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 7.5% to 9.0% for our 2017 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During 2017, 2016 and 2015, we recognized $20.2 million, $16.9 million and $16.2 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during 2017, 2016 and 2015, we recognized $10.7 million, $15.2 million and $24.4 million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 108, 101 and 105 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2014 and subsequent years was $567.9 million as of December 31, 2017, of which $264.2 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made. The aggregate amount of maximum earnout obligations related to acquisitions made in 2013 and subsequent years was $527.2 million as of December 31, 2016, of which $242.3 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2017 (in millions):

	CRS	HCW	PG	CIB	WMI	GPL	LI	DBG	31 Other Acquisitions	Total
Cash	$—	$—	$—	$0.1	$0.3	$0.4	$0.2	$—	$8.9	$9.9
Other current assets	3.6	2.1	2.4	3.6	1.8	13.6	1.2	0.3	9.6	38.2
Fixed assets	—	—	0.5	0.1	0.2	1.0	0.6	0.9	1.3	4.6
Noncurrent assets	—	0.2	—	—	—	—	—	—	—	0.2
Goodwill	20.3	29.9	25.6	11.7	26.1	33.4	18.9	33.5	105.1	304.5
Expiration lists	14.6	19.2	27.9	9.0	18.5	14.5	12.9	21.6	103.2	241.4
Non-compete agreements	0.1	0.1	0.1	—	0.1	0.5	0.1	—	2.6	3.6
Trade names	—	—	—	—	—	0.1	—	—	—	0.1

Total assets acquired	38.6	51.5	56.5	24.5	47.0	63.5	33.9	56.3	230.7	602.5

Current liabilities	3.2	0.1	2.9	4.0	1.6	11.6	1.0	0.1	12.5	37.0
Noncurrent liabilities	—	—	—	—	—	4.1	—	—	15.5	19.6

Total liabilities assumed	3.2	0.1	2.9	4.0	1.6	15.7	1.0	0.1	28.0	56.6

Total net assets acquired	$35.4	$51.4	$53.6	$20.5	$45.4	$47.8	$32.9	$56.2	$202.7	$545.9

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $304.5 million, $241.4 million, $3.6 million and $0.1 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 3.3% and 5.0% to 10.0% for our 2017 acquisitions, respectively, for which valuations were performed in 2017. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 12.0% to 14.0% for our 2017 acquisitions, for which a valuation was performed. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (three to fifteen years for expiration lists, three to five years for non-compete agreements and three to five years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2017, 2016 and 2015, we wrote off $6.2 million, $1.8 million and $11.5 million of amortizable intangible assets related to the brokerage segment.

Of the $241.4 million of expiration lists, $3.6 million of non-compete agreements and $0.1 million of trade names related to the 2017 acquisitions, $65.1 million, $2.5 million and $0.1 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $18.6 million, and a corresponding amount of goodwill, in 2017 related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the year ended December 31, 2017 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2016 (in millions, except per share data):

	Year Ended December 31,
	2017	2016
Total revenues	$6,222.8	$5,765.9
Net earnings attributable to controlling interests	466.3	414.5
Basic earnings per share	2.58	2.33
Diluted earnings per share	2.56	2.31

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2016, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2017 totaled approximately $172.3 million. Total revenues and net earnings recorded in our consolidated statement of earnings for 2017 related to the 2017 acquisitions in the aggregate, were $112.6 million and $4.7 million, respectively.

4.	Other Current Assets

Major classes of other current assets consist of the following (in millions):

	December 31,
	2017	2016
Premium finance advances and loans	$305.5	$241.2
Accrued supplemental, direct bill and other receivables	154.6	177.2
Refined coal production related receivables	156.8	136.9
Prepaid expenses	91.5	78.4

Total other current assets	$708.4	$633.7

The premium finance loans represent short-term loans which we make to many of our brokerage related clients and other non-brokerage clients to finance their premiums paid to underwriting enterprises. These premium finance loans are primarily generated by three Australian and New Zealand premium finance subsidiaries. Financing receivables are carried at amortized cost. Given that these receivables carry a fairly rapid delinquency period of only seven days post payment date, and that contractually the majority of the underlying insurance policies will be cancelled within one month of the payment due date in normal course, there historically has been a minimal risk of not receiving payment, and therefore we do not maintain any significant allowance for losses against this balance.

5.	Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2017	2016
Office equipment	$28.6	$22.5
Furniture and fixtures	112.3	96.7
Leasehold improvements	124.2	107.8
Computer equipment	147.9	131.4
Land and buildings - corporate headquarters	143.6	141.7
Software	291.9	268.4
Other	12.0	10.0
Work in process	20.1	10.6

	880.6	789.1
Accumulated depreciation	(468.4)	(411.5)

Net fixed assets	$412.2	$377.6

The amounts in work in process in the table above primarily are for capitalized expenditures incurred related to IT development projects in 2017 and 2016.

6.	Intangible Assets

The carrying amount of goodwill at December 31, 2017 and 2016 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2017
United States	$2,314.2	$25.8	$—	$2,340.0
United Kingdom	738.5	7.2	—	745.7
Canada	375.3	—	—	375.3
Australia	416.6	—	—	416.6
New Zealand	209.3	9.6	—	218.9
Other foreign	98.4	—	3.0	101.4

Total goodwill - net	$4,152.3	$42.6	$3.0	$4,197.9

At December 31, 2016
United States	$2,115.0	$23.5	$—	$2,138.5
United Kingdom	662.2	4.3	—	666.5
Canada	292.2	—	—	292.2
Australia	382.7	—	—	382.7
New Zealand	205.0	0.3	—	205.3
Other foreign	79.8	—	2.8	82.6

Total goodwill – net	$3,736.9	$28.1	$2.8	$3,767.8

The changes in the carrying amount of goodwill for 2017 and 2016 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of January 1, 2016	$3,635.6	$27.3	$—	$3,662.9
Goodwill acquired during the year	222.6	—	2.8	225.4
Goodwill adjustments related to appraisals and other acquisition adjustments	1.8	1.6	—	3.4
Foreign currency translation adjustments during the year	(123.1)	(0.8)	—	(123.9)

Balance as of December 31, 2016	3,736.9	28.1	2.8	3,767.8
Goodwill acquired during the year	290.4	14.1	—	304.5
Goodwill adjustments related to appraisals and other acquisition adjustments	14.7	—	—	14.7
Foreign currency translation adjustments during the year	110.3	0.4	0.2	110.9

Balance as of December 31, 2017	$4,152.3	$42.6	$3.0	$4,197.9

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2017	2016
Expiration lists	$3,055.9	$2,757.6
Accumulated amortization - expiration lists	(1,422.1)	(1,143.0)

	1,633.8	1,614.6

Non-compete agreements	53.5	49.3
Accumulated amortization - non-compete agreements	(46.1)	(42.1)

	7.4	7.2

Trade names	25.9	24.0
Accumulated amortization - trade names	(22.5)	(18.5)

	3.4	5.5

Net amortizable assets	$1,644.6	$1,627.3

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2018	$257.2
2019	243.3
2020	226.7
2021	203.4
2022	180.6

Total	$1,111.2

7.	Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	December 31,
	2017	2016
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 6.44%, balloon due August 3, 2017	$—	$300.0
Semi-annual payments of interest, fixed rate of 2.80%, balloon due June 24, 2018	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due November 30, 2018 and November 30, 2019	100.0	100.0
Semi-annual payments of interest, fixed rate of 3.20%, balloon due June 24, 2019	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due June 24, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due July 10, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.65%, balloon due August 2, 2023	50.0	—
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	—
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	—
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	—
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	—
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	—
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	—
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	—

Total Note Purchase Agreements	2,798.0	2,450.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires April 8, 2021	190.0	278.0

Premium Financing Debt Facility - expires May 18, 2019:
Periodic payments of interest and principal, Interbank rates plus 1.05% for Facility B; plus 0.55% for Facilities C and D
Facility B
AUD denominated tranche	116.4	100.7
NZD denominated tranche	5.7	9.0
Facility C and D
AUD denominated tranche	18.5	5.6
NZD denominated tranche	10.5	10.3

Total Premium Financing Debt Facility	151.1	125.6

Total corporate and other debt	3,139.1	2,853.6
Less unamortized debt acquisition costs on Note Purchase Agreements	(6.1)	(5.4)

Net corporate and other debt	$3,133.0	$2,848.2

Note Purchase Agreements - On June 13, 2017, we announced that we planned to close offerings of $648.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate). We funded $250.0 million on June 27, 2017, $300.0 million on August 2, 2017 and $98.0 million on August 4, 2017, which was used in part to repay our $300.0 million August 3, 2017 Series B debt maturity. The weighted average maturity of the $598.0 million of senior fixed rate notes is 11.6 years and their weighted average interest rate is 4.04% after giving effect to hedging gains. The interest rate on the $50.0 million of floating rate notes would be 3.45% using three-month LIBOR on February 5, 2018. In 2016 and 2017, we entered into pre-issuance interest rate hedging transactions related to the $300.0 million August 3, 2017 maturity private placement. We realized a cash gain of approximately $8.3 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2017. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2017. The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness.

At December 31, 2017, $17.2 million of letters of credit (for which we had $13.5 million of liabilities recorded at December 31, 2017) were outstanding under the Credit Agreement. See Note 15 to these consolidated financial statements for a discussion of the letters of credit. There were $190.0 million of borrowings outstanding under the Credit Agreement at December 31, 2017. Accordingly, at December 31, 2017, $592.8 million remained available for potential borrowings, of which $57.8 million was available for additional letters of credit.

Premium Financing Debt Facility - On May 18, 2017 we entered into a Syndicated Facility Agreement, revolving loan facility, which we refer to as the Premium Financing Debt Facility, that provides funding for the three acquired Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B is separate AU$160.0 million and NZ$25.0 million tranches, (ii) Facility C is an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D is a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2019.

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

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2017. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At December 31, 2017, AU$150.0 million and NZ$8.0 million of borrowings were outstanding under Facility B, AU$23.9 million of borrowings were outstanding under Facility C and NZ$14.9 million of borrowings were outstanding under Facility D. Accordingly, as of December 31, 2017, AU$10.0 million and NZ$17.0 million remained available for potential borrowing under Facility B, and AU$1.1 million and NZ$0.1 million under Facilities C and D, respectively.

See Note 15 to these 2017 consolidated financial statements for additional discussion on our contractual obligations and commitments as of December 31, 2017.

The aggregate estimated fair value of the $2,798.0 million in debt under the note purchase agreements at December 31, 2017 was $2,920.7 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. The estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating. The estimated fair value of the $190.0 million of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $151.1 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

8.	Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net earnings attributable to controlling interests	$463.1	$414.4	$356.8

Weighted average number of common shares outstanding	180.1	177.6	172.2
Dilutive effect of stock options using the treasury stock method	2.0	0.8	1.0

Weighted average number of common and common equivalent shares outstanding	182.1	178.4	173.2

Basic net earnings per share	$2.57	$2.33	$2.07

Diluted net earnings per share	$2.54	$2.32	$2.06

Options to purchase 1.3 million, 5.9 million and 3.5 million shares of our common stock were outstanding at December 31, 2017, 2016 and 2015, respectively, but were not included in the computation of the dilutive effect of stock options for the year then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period and, therefore, would be anti-dilutive to earnings per share under the treasury stock method.

9.	Stock Option Plans

On May 16, 2017, our stockholders approved the Arthur J. Gallagher 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved Arthur J. Gallagher & Co. 2014 Long-Term Incentive Plan (which we refer to as the 2014 LTIP). The LTIP term began May 16, 2017 and terminates on the date of the annual meeting of stockholders in 2027, unless terminated earlier by our board of directors. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. The compensation committee of our board of directors determines the participants under the LTIP. The LTIP provides for non-qualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units, any or all of which may be made contingent upon the achievement of performance criteria. Subject to the LTIP limits, the compensation committee has the discretionary authority to determine the size of an award.

Shares of our common stock available for issuance under the LTIP include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. To the extent that shares subject to an outstanding award granted under either the LTIP or prior equity plans are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available for grant under the LTIP.

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million as of December 31, 2017.

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

On March 16, 2017, the compensation committee granted 1,650,400 options under the 2014 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2020, 2021 and 2022, respectively. On March 17, 2016, the compensation committee granted 2,576,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2019, 2020 and 2021, respectively. On March 11, 2015, the compensation committee granted 1,941,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2018, 2019 and 2020, respectively. The 2017, 2016 and 2015 options expire seven years from the date of grant, or earlier in the event of termination of the employee. For certain of our executive officers age 55 or older, stock options awarded in 2017, 2016 and 2015 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During 2017, 2016 and 2015, we recognized $17.3 million, $14.7 million and $11.2 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2017, 2016 and 2015, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2017	2016	2015
Expected dividend yield	2.8%	3.0%	3.0%
Expected risk-free interest rate	2.3%	1.6%	1.8%
Volatility	27.2%	27.7%	28.2%
Expected life (in years)	5.0	5.5	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during 2017, 2016 and 2015, as determined on the grant date using the Black-Scholes option pricing model, was $11.42, $8.45 and $9.25, respectively.

The following is a summary of our stock option activity and related information for 2017, 2016 and 2015 (in millions, except exercise price and year data):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2017
Beginning balance	10.3	$41.40
Granted	1.7	56.87
Exercised	(1.3)	33.11
Forfeited or canceled	(0.1)	34.33

Ending balance	10.6	$44.95	3.94	$193.4

Exercisable at end of year	2.5	$37.81	1.74	$64.0

Ending vested and expected to vest	10.4	$44.88	3.92	$191.1

Year Ended December 31, 2016
Beginning balance	8.8	$39.25
Granted	2.6	43.72
Exercised	(1.1)	29.50
Forfeited or canceled	—	—

Ending balance	10.3	$41.40	4.15	$108.8

Exercisable at end of year	2.2	$32.37	1.73	$43.7

Ending vested and expected to vest	10.1	$41.34	4.12	$107.5

Year Ended December 31, 2015
Beginning balance	8.4	$35.49
Granted	1.9	46.19
Exercised	(1.4)	27.59
Forfeited or canceled	(0.1)	27.59

Ending balance	8.8	$39.25	4.16	$36.7

Exercisable at end of year	2.1	$28.54	1.92	$25.9

Ending vested and expected to vest	8.7	$39.15	4.13	$36.6

Options with respect to 16.2 million shares (less any shares of restricted stock issued under the LTIP—see Note 11 to these consolidated financial statements) were available for grant under the LTIP at December 31, 2017.

The total intrinsic value of options exercised during 2017, 2016 and 2015 amounted to $32.7 million, $19.3 million and $27.0 million, respectively. As of December 31, 2017, we had approximately $42.8 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2017 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 23.76 - $ 39.17	2.6	1.53	$36.18	2.0	$35.47
43.71 - 43.71	2.6	5.21	43.71	—	—
46.17 - 46.87	3.7	3.71	46.51	0.5	46.87
47.92 - 63.60	1.7	6.20	56.78	—	—

$ 23.76 - $ 63.60	10.6	3.94	$44.95	2.5	$37.81

10.	Deferred Compensation

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

Our common stock that is issued to or purchased by the rabbi trust as a contribution under DEPP is valued at historical cost, which equals its fair market value at the date of grant or date of purchase. When common stock is issued, we record an unearned deferred compensation obligation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements.

In the first quarter of each of 2017, 2016 and 2015, the compensation committee approved $14.0 million, $10.1 million and $8.9 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2017, 2016 and 2015. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2017, 2016 and 2015 awards. In the second quarter of 2013, we instructed the trustee for the DEPP to liquidate all investments held under the DEPP, other than our common stock, and use the proceeds to purchase additional shares of our common stock on the open market. As a result, the DEPP sold all of the funded cash award assets and purchased 1.2 million shares of our common stock at an aggregate cost of $52.4 million during the second quarter of 2013. During 2017, 2016 and 2015, we charged $9.6 million, $7.5 million and $7.2 million, respectively, to compensation expense related to these awards.

In 2017 and 2016, the compensation committee approved $4.0 million and $13.6 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in first quarter 2017 and second quarter 2016, respectively. During 2017 and 2016, we charged $1.9 and $1.3 million, respectively, to compensation expense related to these awards. There were no distributions from the sub-plans during 2017 and 2016.

At December 31, 2017 and 2016, we recorded $54.7 million (related to 2.6 million shares) and $46.8 million (related to 2.4 million shares), respectively, of unearned deferred compensation as an reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at December 31, 2017 and 2016 was $166.0 million and $125.5 million, respectively. During 2017, 2016 and 2015, cash and equity awards with an aggregate fair value of $8.4 million, $7.6 million and $2.3 million, respectively, were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2017, 2016 and 2015, the compensation committee approved $5.1 million, $3.1 million and $2.7 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in second quarter 2017, 2016 and 2015, respectively. During 2017, 2016 and 2015 we charged $2.5 million, $1.5 million and $1.1 million to compensation expense related to these awards. There were no distributions from the DCPP during 2017, 2016 and 2015.

11.	Restricted Stock, Performance Share and Cash Awards

Restricted Stock Awards

As discussed in Note 9 to these consolidated financial statements, on May 16, 2017, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2014 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards and the related dividend equivalents are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the applicable restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason.

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At December 31, 2017, 4.0 million shares were available for grant under the LTIP for such awards.

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

In 2017, 2016 and 2015, we granted 476,350, 479,167 and 394,975 restricted stock units, respectively, to employees under the LTIP and 2014 LTIP, with an aggregate fair value of $26.8 million, $20.4 million and $16.7 million, respectively, at the date of grant.

The 2017, 2016 and 2015 restricted stock units vest as follows: 477,500 units granted in first quarter 2017, 466,600 units granted in first quarter 2016 and 362,600 units granted in first quarter 2015, vest in full based on continued employment through March 19, 2022, March 17, 2021 and March 11, 2020, respectively, while the other 2017, 2016 and 2015 restricted stock unit awards generally vest in full based on continued employment through the vesting period on the anniversary date of the grant. For certain of our executive officers age 55 or older, restricted stock units awarded in 2017, 2016 and 2015 are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

The vesting periods of the 2017, 2016 and 2015 restricted stock unit awards are as follows (in actual shares):

	Restricted Stock Units Granted
Vesting Period	2017	2016	2015
One year	21,600	27,417	22,175
Four years	—	—	9,200
Five years	454,750	451,750	363,600

Total shares granted	476,350	479,167	394,975

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2017, 2016 and 2015, we charged $19.6 million, $18.2 million and $14.4 million, respectively, to compensation expense related to restricted stock awards granted in 2007 through 2017. The total intrinsic value of unvested restricted stock at December 31, 2017 and 2016 was $109.3 million and $80.0 million, respectively. During 2017 and 2016, equity awards (including accrued dividends) with an aggregate fair value of $23.3 million and $14.2 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 16, 2017, March 17, 2016 and March 11, 2015, pursuant to the LTIP and 2014 LTIP, the compensation committee approved 86,250, 72,900 and 53,900, respectively of provisional performance unit awards, with an aggregate fair value of $4.9 million, $3.2 million and $2.5 million, respectively, for future grants to our officers. Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2017, 2016 and 2015 provisional awards will fully vest based on continuous employment through March 16, 2020, March 17, 2019 and March 11, 2018, respectively, and will be settled in shares of our common stock on a one-for-one basis as soon as practicable in 2020, 2019 and 2018, respectively. In 2016, these awards were subject to a one-year performance period based on our financial performance and a two-year vesting period. The 2017 awards are subject to a three-year performance period that begins on January 1, 2017, and vest on the three-year anniversary of the date of grant (March 16, 2020). For the 2017 awards, at the discretion of the compensation committee and determined based on our performance, the eligible officer will be granted a percentage of the provisional performance unit award based on a new performance measure, growth in adjusted EBITDAC per share. Granted units for the 2017 provisional awards will fully vest based on continuous employment through March 16, 2020 and will be settled in shares of our common stock on a one-for-one basis as soon as practicable thereafter. For certain of our executive officers age 55 or older, awards granted in 2016 and 2015 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. During 2017 and 2016, we charged $3.3 million and $2.9 million to compensation expense related to performance share unit awards. The total intrinsic value of unvested restricted stock at December 31, 2017 was $10.7 million.

Cash Awards

On March 16, 2017, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $14.3 million in the aggregate for future grants to our officers and key employees that are denominated in units (255,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITDAC (in 2017) or EBITAC (prior to 2017) growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2017 provisional award will fully vest based on continuous employment through January 1, 2020. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2019, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2020. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the year ended December 31, 2017 related to the 2017 provisional award under the Program. Based on company performance for 2017, we expect to grant 242,000 units under the Program in first quarter 2018 that will fully vest on January 1, 2020.

On March 17, 2016, pursuant to the Program, the compensation committee approved provisional cash awards of $17.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (397,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2016 provisional award were similar to the terms of the 2017 provisional awards. Based on our performance for 2016, we granted 385,000 units under the Program in first quarter 2017 that will fully vest on January 1, 2019. During 2017, we charged $10.6 million to compensation expense related to these awards. We did not recognize any compensation expense during 2016 related to the 2016 provisional award under the Program.

On March 11, 2015, pursuant to the Program, the compensation committee approved the provisional cash awards of $14.6 million in the aggregate for future grants to our officers and key employees that are denominated in units (315,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2015 provisional award were similar to the terms of the 2016 provisional awards. Based on our performance for 2015, we granted 294,000 units under the Program in first quarter 2016 that fully vested on January 1, 2018. During 2017 and 2016, we charged $9.3 million and $6.6 million to compensation expense related to these awards. We did not recognize any compensation expense during 2015 related to the 2015 awards.

On March 12, 2014, pursuant to the Program, the compensation committee approved the provisional cash awards of $10.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (229,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2014 provisional award were similar to the terms of the 2015 provisional awards. Based on our performance for 2014, we granted 220,000 units under the Program in first quarter 2015 that fully vested on January 1, 2017. During, 2016 and 2015, we charged $4.5 million and $4.9 million to compensation expense related to these awards. We did not recognize any compensation expense during 2014 related to the 2014 awards. During 2017, cash awards related to the 2014 provisional awards with an aggregate fair value of $9.3 million (199,000 units in the aggregate) were vested and distributed to employees under the Program.

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

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2017 and 2016. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan. A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2017	2016
Change in pension benefit obligation:
Benefit obligation at beginning of year	$261.3	$261.8
Service cost	1.7	1.5
Interest cost	10.0	10.8
Net actuarial loss	11.5	1.8
Benefits paid	(13.1)	(14.6)

Benefit obligation at end of year	$271.4	$261.3

Change in plan assets:
Fair value of plan assets at beginning of year	$207.8	$207.5
Actual return on plan assets	24.7	14.9
Contributions by the company	—	—
Benefits paid	(13.1)	(14.6)

Fair value of plan assets at end of year	$219.4	$207.8

Funded status of the plan (underfunded)	$(52.0)	$(53.5)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities - accrued benefit liability	$(52.0)	$(53.5)
Accumulated other comprehensive loss - net actuarial loss	63.7	67.9

Net amount included in retained earnings	$11.7	$14.4

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in earnings and other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2017	2016	2015
Net periodic pension cost:
Service cost	$1.7	$1.5	$1.1
Interest cost on benefit obligation	10.0	10.8	10.8
Expected return on plan assets	(14.0)	(14.6)	(15.3)
Amortization of net loss	5.0	5.3	6.2

Net periodic benefit cost	2.7	3.0	2.8

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net loss incurred	0.8	1.4	2.9
Amortization of net loss	(5.0)	(5.3)	(6.2)

Total recognized in other comprehensive loss	(4.2)	(3.9)	(3.3)

Total recognized in net periodic pension cost and other comprehensive loss	$(1.5)	$(0.9)	$(0.5)

Estimated amortization for the following year:
Amortization of net loss	$5.0	$5.5	$5.9

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2017	2016
Discount rate	3.50%	4.00%
Weighted average expected long-term rate of return on plan assets	7.00%	7.25%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2017	2016	2015
Discount rate	4.00%	4.25%	4.00%
Weighted average expected long-term rate of return on plan assets	7.00%	7.25%	7.25%

The following benefit payments are expected to be paid by the plan (in millions):

2018	$13.5
2019	14.3
2020	14.3
2021	15.1
2022	15.4
Years 2023 to 2027	81.0

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2017	2016
Equity securities	61.0%	61.0%
Debt securities	32.0%	33.0%
Real estate	7.0%	6.0%

Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life underwriting enterprises. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2017 and 2016. The return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2017	2016
Level 1	$—	$—
Level 2	107.5	108.1
Level 3	111.9	99.7

Total fair value	$219.4	$207.8

The plan’s Level 2 assets consist of ownership interests in various pooled separate accounts within a life insurance carrier’s group annuity contract. The fair value of the pooled separate accounts is determined based on the net asset value of the respective funds, which is obtained from the underwriting enterprise and determined each business day with issuances and redemptions of units of the funds made based on the net asset value per unit as determined on the valuation date. We have not adjusted the net asset values provided by the underwriting enterprise. There are no restrictions as to the plan’s ability to redeem its investment at the net asset value of the respective funds as of the reporting date. The plan’s Level 3 assets consist of pooled separate accounts within another life insurance carrier’s annuity contracts for which fair value has been determined by an independent valuation. Due to the nature of these annuity contracts, our management makes assumptions to determine how a market participant would price these Level 3 assets. In determining fair value, the future cash flows to be generated by the annuity contracts were estimated using the underlying benefit provisions specified in each contract, market participant assumptions and various actuarial and financial models. These cash flows were then discounted to present value using a risk-adjusted rate that takes into consideration market based rates of return and probability-weighted present values.

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2017	2016
Fair value at January 1	$99.7	$100.7
Settlements	—	(7.5)
Unrealized gains	12.2	6.5

Fair value at December 31	$111.9	$99.7

We were not required under the IRC to make any minimum contributions to the plan for each of the 2017, 2016 and 2015 plan years. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2017, 2016 and 2015 we did not make discretionary contributions to the plan.

We also have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we match 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to Federal limits on plan contributions and not in excess of the maximum amount deductible for Federal income tax purposes. Effective January 1, 2014, employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule. We expensed (net of plan forfeitures) $51.6 million, $47.7 million and $42.5 million related to the plan in 2017, 2016 and 2015, respectively.

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to IRS rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. We expensed $6.4 million, $5.8 million and $4.7 million related to contributions made to a rabbi trust maintained under the plan in 2017, 2016 and 2015, respectively. The fair value of the assets in the plan’s rabbi trust at

December 31, 2017 and 2016, including employee contributions and investment earnings, was $329.0 million and $263.3 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $32.0 million, $30.6 million and $31.7 million in 2017, 2016 and 2015, respectively.

In 1992, we amended our health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go basis. The postretirement benefit obligation and the unfunded status of the plan as of December 31, 2017 and 2016 were $2.5 million and $2.7 million, respectively. The net periodic postretirement benefit (income) cost of the plan amounted to ($0.3 million), ($0.3 million) and ($0.3 million) in 2017, 2016 and 2015, respectively.

13.	Investments

The following is a summary of our investments and the related funding commitments (in millions):

	December 31, 2017		December 31,
		Funding	2016
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
Clean-coal investments:
Controlling interest in 6 limited liability companies that own 14 2009 Era Clean Coal Plants	10.2	—	14.3
Non-controlling interest in one limited liability companies that owns one 2011 Era Clean Coal Plant	0.6	—	0.7
Controlling interest in 17 limited liability companies that own 19 2011 Era Clean Coal Plants	58.5	—	69.0
Other investments	3.8	0.4	3.7

Total investments	$79.1	$0.4	$93.7

Chem-Mod LLC - At December 31, 2017, we held a 46.5% controlling interest in Chem-Mod. Chem-Mod possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod is determined to be a variable interest entity (which we refer to as a VIE). We are the manager (decision maker) of Chem-Mod and therefore consolidate its operations into our consolidated financial statements. At December 31, 2017, total assets and total liabilities of this VIE included in our consolidated balance sheet were $11.1 million and $0.7 million, respectively. At December 31, 2016, total assets and total liabilities of this VIE included in our consolidated balance sheet were $11.1 million and $0.8 million, respectively. For 2017, total revenues and expenses were $64.4 million and $2.3 million, respectively. For 2016, total revenues and expenses were $63.5 million and $2.4 million, respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At December 31, 2017, we held a 31.5% non-controlling ownership interest in Chem-Mod International. Chem-Mod International has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC and C-Quest Technologies International LLC (together, C-Quest) - At December 31, 2017, we held a non-controlling 12% interest in C-Quest’s global entities. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but we do not consolidate this investment into our consolidated financial statements because we are not the primary beneficiary or decision maker. We have an option to acquire an additional 15% interest in C-Quest’s global entities for $7.5 million at any time on or prior to February 15, 2019.

Clean Coal Investments -

•

We have investments in limited liability companies that own 34 refined coal production plants which produce refined coal using proprietary technologies owned by Chem-Mod. We believe the production and sale of refined coal at these plants is qualified to receive refined coal tax credits under IRC Section 45. The 14 plants placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) are eligible to receive tax credits through 2019 and the 20 plants placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) are eligible to receive tax credits through 2021.

•	As of December 31, 2017:

•	31 of the plants have long-term production contracts.

•

For two of the 2009 Era Plants, we are not in current active negotiations for long-term production contracts. For one of the 2011 Era Plants, we are in early stages of negotiations for a long-term production contract.

•

We have a non-controlling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary. At December 31, 2017, total assets and total liabilities of this VIE were $23.0 million and $21.1 million, respectively. For 2017, total revenues and expenses of this VIE were $66.2 million and $81.1 million, respectively.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

Other Investments - At December 31, 2017, we owned a non-controlling, minority interest in four venture capital funds totaling $3.8 million and eight certified low-income housing developments with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At December 31, 2017, total assets and total liabilities of these VIEs were approximately $15.0 million and zero, respectively.

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

We have not received or pledged any collateral related to derivative arrangements at December 31, 2017.

The notional and fair values of derivative instruments are as follows at December 31, 2017 and 2016 (in millions):

	Notional Amount		Derivatives Assets (1)		Derivative Liabilities (2)
	2017	2016	2017	2016	2017	2016
Derivatives accounted for as hedges:
Interest rate contracts	$200.0	$200.0	$2.2	$11.4	$—	$—
Foreign exchange contracts (3)	18.7	4.1	8.1	2.1	2.9	17.5

Total	$218.7	$204.1	$10.3	$13.5	$2.9	$17.5

(1)	Included within other current assets $7.7 million and $12.5 million at December 31, 2017 and 2016, respectively and other non-current assets $2.7 million and $1.0 million at December 31, 2017 and 2016, respectively.

(2)	Included within other current liabilities $1.6 million and $11.8 million at December 31, 2017 and 2016, respectively and other non-current liabilities $1.3 million and $5.7 million at December 31, 2017 and 2016, respectively.
(3)	Included within foreign exchange contracts at December 31, 2017 were $141.0 million of call options offset with $141.0 million of put options and $13.3 million of buy forwards offset with $31.0 million of sell forwards. Included within foreign exchange contracts at December 31, 2016 were $78.3 million of call options offset with $78.3 million of put options and $61.6 million of buy forwards offset with $57.5 million of sell forwards.

The amounts of derivative gains (losses) recognized in accumulated other comprehensive loss were as follows (in millions):

	Commission	Compensation	Operating	Interest
	Revenue	Expense	Expense	Expense	Total
Year Ended December 31, 2017
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$(0.9)	$(0.9)
Foreign exchange contracts	10.4	3.2	2.3	—	15.9

Total	$10.4	$3.2	$2.3	$(0.9)	$15.0

Year Ended December 31, 2016
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$12.4	$12.4
Foreign exchange contracts	(24.0)	0.1	—	—	(23.9)

Total	$(24.0)	$0.1	$—	$12.4	$(11.5)

Year Ended December 31, 2015
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(3.3)	0.3	0.2	—	(2.8)

Total	$(3.3)	$0.3	$0.2	$—	$(2.8)

The amounts of derivative gains (losses) reclassified from accumulated other comprehensive loss into income (effective portion) were as follows (in millions):

	Commission	Compensation	Operating	Interest
	Revenue	Expense	Expense	Expense	Total
Year Ended December 31, 2017
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$0.4	$0.4
Foreign exchange contracts	(8.7)	1.8	1.3	—	(5.6)

Total	$(8.7)	$1.8	$1.3	$0.4	$(5.2)

Year Ended December 31, 2016
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$0.1	$0.1
Foreign exchange contracts	(9.1)	0.5	0.3	—	(8.3)

Total	$(9.1)	$0.5	$0.3	$0.1	$(8.2)

Year Ended December 31, 2015
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	0.7	—	—	—	0.7

Total	$0.7	$—	$—	$—	$0.7

We estimate that approximately $2.7 million of pretax gain currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months. The amount of gain (loss) recognized in earnings on the ineffective portion of derivatives for 2017, 2016 and 2015 was $(0.2) million, $1.6 million and $0.7 million, respectively.

15.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 7 and 13 to these consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at December 31, 2017 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Note purchase agreements	$100.0	$100.0	$100.0	$75.0	$200.0	$2,223.0	$2,798.0
Credit Agreement	190.0	—	—	—	—	—	190.0
Premium Financing Debt Facility	151.1	—	—	—	—	—	151.1
Interest on debt	120.6	115.1	110.7	105.7	100.5	368.2	920.8

Total debt obligations	561.7	215.1	210.7	180.7	300.5	2,591.2	4,059.9
Operating lease obligations	103.2	88.5	74.3	62.5	47.2	104.5	480.2
Less sublease arrangements	(0.7)	(0.4)	(0.4)	(0.4)	(0.2)	—	(2.1)
Outstanding purchase obligations	42.9	19.5	8.3	2.2	2.0	—	74.9

Total contractual obligations	$707.1	$322.7	$292.9	$245.0	$349.5	$2,695.7	$4,612.9

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

Note Purchase Agreements, Credit Agreement and Premium Financing Debt Facility - See Note 7 to these consolidated financial statements for a summary the amounts outstanding under the note purchase agreements, the Credit Agreement and Premium Debt Facility.

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located at 2850 Golf Road, Rolling Meadows, Illinois, where we own approximately 360,000 square feet of space and will accommodate 2,000 employees at peak capacity. Our prior headquarters was located at Two Pierce Place, Itasca, Illinois, where we leased approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on the Itasca property expires February 28, 2018. During first quarter 2017, we relocated our corporate office headquarters to the Rolling Meadows location and totally exited the leased space in third quarter 2017. We recognized move related costs and lease abandonment charges of $13.2 million in 2017. Relating to the development of our new corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as EDGE) tax credit. Incentives from these two programs could total between $60.0 million and $80.0 million over a fifteen-year period.

We generally operate in leased premises at our other locations. Certain of these leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $137.7 million in 2017, $134.2 million in 2016 and $121.6 million in 2015.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2017. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2017 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2018	2019	2020	2021	2022	Thereafter	Committed
Letters of credit	$0.7	$—	$—	$—	$—	$16.5	$17.2
Financial guarantees	0.2	0.2	0.2	0.2	0.2	1.1	2.1
Funding commitments	0.4	—	—	—	—	—	0.4

Total commitments	$1.3	$0.2	$0.2	$0.2	$0.2	$17.6	$19.7

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 13 to these consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 459 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2013 to 2017 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $567.9 million, of which $264.2 million was recorded in our consolidated balance sheet as of December 31, 2017 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2017 or 2016 that was recourse to us.

At December 31, 2017, we had posted two letters of credit totaling $9.7 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $12.8 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2017, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements and for additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.7 million to support our potential obligation under a client’s insurance program, for which we had a recorded liability of $0.7 million, and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2017 were as follows (all dollar amounts in table are in millions):

		Compensation	Maximum	Liability
Description, Purpose and Trigger	Collateral	to Us	Exposure	Recorded
Venture capital funds
Funding commitment to one fund - funded in January 2018 Trigger - Agreed conditions met	None	None	$0.4	$—
Other
Credit support under letters of credit for deductibles due by us on our own insurance coverages - expires after 2022 Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on our behalf	None	None	9.7	12.8
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires after 2022 Trigger - Dissolution or catastrophic financial results of the operation	None	Reimbursement of LOC fees	6.3	—
Credit support for our obligation under a client’s insurance program - expires 2018 Trigger - claim payments are made	None	None	0.7	0.7
Credit support under letters of credit in lieu of a security deposit for an acquisition’s lease - expires 2023 Trigger - Lease payments do not get made	None	None	0.5	—
Financial guarantees of loans to 6 Canadian-based employees - expires when loan balances are reduced to zero through May 2029 - Principal and interest payments are paid quarterly Trigger - Default on loan payments	(1)	None	2.1	—

			$19.7	$13.5

(1)	The guarantees are collateralized by shares in minority holdings of our Canadian operating companies.

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

In July 2014, we were named in a lawsuit which asserts that we and other defendants are liable for infringement of a patent held by Nalco Company. The complaint sought a judgment of infringement, damages, costs and attorneys’ fees, and injunctive relief. Along with the other defendants, we disputed the allegation of infringement and have defended this matter vigorously. We filed a motion to dismiss the complaint on behalf of all defendants, alleging no infringement of Nalco’s intellectual property. This motion and similar motions attacking amended complaints filed by Nalco, were granted. On April 20, 2016, the court dismissed Nalco’s complaint and disallowed any further opportunity to amend or refile. Nalco appealed this ruling to the Federal Circuit Court and we are expecting a ruling during the first quarter of 2018. We continue to believe that the probability of a material loss is remote. However, litigation is inherently uncertain and it is not possible for us to predict the ultimate disposition of this proceeding.

Our micro-captive advisory services are under investigation by the IRS. Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive underwriting enterprises organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations, if the IRS were to successfully assert that the micro-captives organized and/or managed by us do not meet the requirements of IRC Section 831(b), we could be held liable to pay monetary claims by the IRS and/or our micro-captive clients, and our future earnings from our micro-captive operations could be materially adversely affected, any of which events, could negatively impact the overall captive business and adversely affect our consolidated results of operations and financial condition. Due to the fact that the IRS has not made any allegation against us or completed all of its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2017 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.7 million and below the upper end of the actuarial range by $7.6 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. We recorded tax benefits in connection with our ownership in these investments. At December 31, 2017, we had exposure on $108.0 million of previously earned tax credits. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our December 31, 2017 consolidated balance sheet related to this exposure.

16.	Insurance Operations

We have ownership interests in several underwriting enterprises based in the U.S., Bermuda, Gibraltar, Guernsey, Isle of Man and Malta that primarily operate segregated account “rent-a-captive” facilities. These “rent-a-captive” facilities enable our clients to receive the benefits of owning a captive underwriting enterprise without incurring certain disadvantages of ownership. Captive underwriting enterprises, or “rent-a-captive” facilities, are created for clients to insure their risks and capture any underwriting profit and investment income, which would then be available for use by the insureds, generally to reduce future costs of their insurance programs. In general, these companies are set up as protected cell companies that are comprised of separate cell business units (which we refer to as Captive Cells) and the core regulated company (which we refer to as the Core Company). The Core Company is owned and operated by us and no insurance policies are assumed by the Core Company. All insurance is assumed or written within individual Captive Cells. Only the activity of the supporting Core Company of the rent-a-captive facility is recorded in our consolidated financial statements, including cash and stockholder’s equity of the legal entity and any expenses incurred to operate the rent-a-captive facility. Most Captive Cells reinsure individual lines of insurance coverage from external underwriting enterprises. In addition, some Captive Cells offer individual lines of insurance coverage from one of our underwriting enterprise subsidiaries. The different types of insurance coverage include special property, general liability, products liability, medical professional liability, other liability and medical stop loss. The policies are generally claims-made. Insurance policies are written by an underwriting enterprise and the risk is assumed by each of the Captive Cells. In general, we structure these operations to have no underwriting risk on a net written basis. In situations where we have assumed underwriting risk on a net written basis, we have managed that exposure by obtaining full collateral for the underwriting risk we have assumed from our clients. We typically require pledged assets including cash and/or investment accounts or letters of credit to limit our risk.

We have a wholly owned underwriting enterprise subsidiary based in the U.S. that cedes all of its insurance risk to reinsurers or captives under facultative and quota share treaty reinsurance agreements. This company was established in fourth quarter 2014 and began writing business in December 2014. These reinsurance arrangements diversify our business and minimize our exposure to losses or hazards of an unusual nature. The ceding of insurance does not discharge us of our primary liability to the policyholder. In the event that all or any of the reinsuring companies are unable to meet their obligations, we would be liable for such defaulted amounts. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers or captives. In order to minimize our exposure to losses from reinsurer credit risk and insolvencies, we have managed that exposure by obtaining full collateral for which we typically require pledged assets, including cash and/or investment accounts or letters of credit, to fully offset the risk.

Reconciliations of direct to net premiums, on a written and earned basis, for 2017, 2016 and 2015 related to the wholly-owned underwriting enterprise subsidiary discussed above are as follows (in millions):

	2017		2016		2015
	Written	Earned	Written	Earned	Written	Earned
Direct	$60.7	$60.4	$71.8	$69.6	$71.5	$71.7
Assumed	5.0	4.5	5.2	4.9	4.4	5.1
Ceded	(65.7)	(64.9)	(77.0)	(74.5)	(75.9)	(76.8)

Net	$—	$—	$—	$—	$—	$—

At December 31, 2017 and 2016, our underwriting enterprise subsidiary had reinsurance recoverables of $59.8 million and $48.3 million, respectively, related to liabilities established for ceded unearned premium reserves and loss and loss adjustment expense reserves. These reinsurance recoverables relate to direct and assumed business that has been fully ceded to our reinsurers or captives and have been included in premiums and fees receivables in the accompanying consolidated balance sheet.

17.	Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. Federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. The foreign earnings (losses) before income taxes were $99.5 million in 2017, $5.6 million in 2016 and $(52.1) million in 2015. Earnings before income taxes include the impact of intercompany interest expense between domestic and foreign legal entities. Foreign intercompany interest expense was $64.2 million in 2017, $110.7 million in 2016 and $107.0 million in 2015. Domestic intercompany interest income was $64.2 million in 2017, $110.7 million in 2016 and $107.0 million in 2015. Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2017	2016	2015
Earnings (losses) before income taxes:
United States	$278.6	$351.3	$345.6
Foreign, principally Australia, Canada, New Zealand and the U.K.	99.5	5.6	(52.1)

Total earnings before income taxes	$378.1	$356.9	$293.5

Provision (benefit) for income taxes:
Federal:
Current	$16.4	$45.9	$43.9
Deferred	(160.4)	(146.7)	(139.4)

	(144.0)	(100.8)	(95.5)

State and local:
Current	6.7	8.4	18.9
Deferred	1.4	(0.3)	(3.3)

	8.1	8.1	15.6

Foreign:
Current	29.1	22.4	22.9
Deferred	(14.3)	(17.8)	(38.6)

	14.8	4.6	(15.7)

Total benefit for income taxes	$(121.1)	$(88.1)	$(95.6)

A reconciliation of the provision for income taxes with the U.S. Federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2017		2016		2015
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$132.4	35.0	$124.9	35.0	$102.7	35.0
State income taxes - net of
Federal benefit	5.3	1.4	5.3	1.5	10.2	3.5
Differences related to non U.S. operations	(48.5)	(12.8)	(34.1)	(9.6)	(22.6)	(7.7)
Alternative energy, foreign and other tax credits	(230.1)	(60.9)	(194.4)	(54.5)	(181.3)	(61.8)
Other permanent differences	(10.6)	(2.8)	(4.8)	(1.3)	(4.9)	(1.7)
U.S. repatriation tax	36.8	9.7	—	—	—	—
Stock-based compensation	(15.1)	(4.0)	—	—	—	—
Changes in unrecognized tax benefits	(0.9)	(0.2)	2.2	0.6	3.0	1.0
Change in valuation allowance	12.3	3.3	14.0	3.9	1.7	0.6
Change in U.S. and U.K. tax rates	(2.2)	(0.6)	(1.5)	(0.4)	(4.2)	(1.4)
Other	(0.5)	(0.1)	0.3	0.1	(0.2)	(0.1)

Benefit for income taxes	$(121.1)	(32.0)	$(88.1)	(24.7)	$(95.6)	(32.6)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2017	2016
Gross unrecognized tax benefits at January 1	$14.5	$15.7
Increases in tax positions for current year	1.6	2.4
Settlements	(1.8)	(1.4)
Lapse in statute of limitations	(0.7)	(1.8)
Increases in tax positions for prior years	0.6	1.8
Decreases in tax positions for prior years	(3.3)	(2.2)

Gross unrecognized tax benefits at December 31	$10.9	$14.5

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9.0 million and $10.0 million at December 31, 2017 and 2016, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2017 and 2016, we had accrued interest and penalties related to unrecognized tax benefits of $2.9 million and $2.8 million, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2017, our corporate returns had been examined by the IRS through calendar year 2010. The IRS is currently conducting various examinations of calendar years 2011 and 2012. In addition, a number of foreign, state, local and partnership examinations are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2017	2016
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$683.3	$477.9
Accrued and unfunded compensation and employee benefits	143.2	219.0
Amortizable intangible assets	45.8	38.8
Compensation expense related to stock options	13.4	16.9
Accrued liabilities	28.9	31.7
Accrued pension liability	14.8	22.9
Investments	1.1	7.7
Net operating loss carryforwards	30.5	20.4
Capital loss carryforwards	12.9	16.0
Deferred rent liability	4.8	8.1
Other	5.5	3.9

Total deferred tax assets	984.2	863.3
Valuation allowance for deferred tax assets	(79.1)	(66.8)

Deferred tax assets	905.1	796.5

Deferred tax liabilities:
Nondeductible amortizable intangible assets	273.8	310.2
Investment-related partnerships	17.6	34.5
Depreciable fixed assets	26.5	18.2
Hedging instruments	3.8	4.1
Other prepaid items	10.3	4.1

Total deferred tax liabilities	332.0	371.1

Net deferred tax assets	$573.1	$425.4

At December 31, 2017 and 2016, $332.0 million and $371.1 million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet. Alternative minimum tax credits of $108.2 million have an indefinite life and will be utilized or refunded beginning in 2018 and ending in 2021, according to a specific formula, general business tax credits of $571.6 million begin to expire, if not utilized, in 2034, and state credits of $3.5 million expire, if not used, in 2021. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future. Accordingly, we expect to make full use of the net deferred tax assets. Valuation allowances have been established for certain foreign intangible assets and various state net operating loss carryforwards that may not be utilized in the future.

We do not provide for U.S. Federal income taxes on the undistributed earnings ($330.0 million and $243.0 million at December 31, 2017 and 2016, respectively) of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings was immaterial at December 31, 2017 and $15.6 million at December 31, 2016, respectively. If undistributed earnings are repatriated to the U.S. in the future they would be considered previously taxed income in the U.S., however the amount of unrecognized tax liability on these earnings is not expected to be material.

On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (which we refer to as the Tax Act), which significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%; limiting the deductibility of interest expense; implementing a territorial tax system, and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. See discussion of repatriation tax below.

SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (which we refer to as SAB 118) describes three scenarios associated with a company’s status of accounting for income tax reform. Under the SAB 118 guidance, we have determined that we are able to make reasonable estimates for certain effects of tax reform. In our 2017 consolidated financial statements, we have recognized provisional amounts for our deferred income taxes and repatriation tax based on reasonable estimates. However, as of the date of this Annual Report on Form 10-K, we are continuing to evaluate the accounting impactions of the Tax Act as we continue to assemble and analyze all the information required to prepare and analyze these effects and await additional guidance from the U.S. Treasury Department, IRS or other standard-setting bodies. We continue to assess information relating to these amounts, and with respect to the repatriation tax, we continue to assess its application in other jurisdictions. Additionally, we continue to analyze other information and regulatory guidance and accordingly we may record additional provisional amounts or adjustments to provisional amounts in future periods.

Deferred Income Taxes: We have determined that our net deferred tax asset will require revaluation as a result of the Tax Act. We have recognized a provisional $1.0 million net benefit to the provision for income taxes for the years ended December 31, 2017 as a result of the restatement of our net deferred tax assets. The revaluation of our net deferred tax asset is subject to further refinement as additional information becomes available and further analysis is completed.

Repatriation Tax: All U.S. shareholders of foreign corporations that own at least 10% must include in their income a one-time inclusion of all accumulated post 1986 undistributed earnings as of December 31, 2017. We have recognized a provisional income tax expense of $40.0 million as a result of this repatriation tax.

Cost Recovery: While we have not yet completed all of the computations necessary to determine the 2017 expenditures that qualify for immediate expensing, we have recorded an immaterial provisional benefit based on our current intent to fully expense all qualifying expenditures. This resulted in a decrease to our current income taxes payable and a corresponding increase in our deferred tax liability.

18.	Accumulated Other Comprehensive Earnings

The after-tax components of our accumulated comprehensive earnings (loss) attributable to controlling interests consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Earnings (Loss)
Balance as of January 1, 2015	$(44.2)	$(216.3)	$(0.1)	$(260.6)
Net change in period	1.3	(261.1)	(2.1)	(261.9)

Balance as of December 31, 2015	(42.9)	(477.4)	(2.2)	(522.5)
Net change in period	(4.4)	(231.8)	(4.9)	(241.1)

Balance as of December 31, 2016	(47.3)	(709.2)	(7.1)	(763.6)
Net change in period	4.3	183.4	16.0	203.7

Balance as of December 31, 2017	$(43.0)	$(525.8)	$8.9	$(559.9)

The foreign currency translation in 2017, 2016 and 2015 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.

During 2017, 2016 and 2015, $5.0 million, $5.3 million and $6.2 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive earnings (loss) to compensation expense in the statement of earnings. During 2017, 2016 and 2015, $5.2 million of expense, $8.2 million of expense and $0.7 million of income, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. During 2017, 2016 and 2015, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings.

19.	Quarterly Operating Results (unaudited)

Quarterly operating results for 2017 and 2016 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2017
Total revenues	$1,412.7	$1,563.4	$1,584.5	$1,599.0
Total expenses	1,360.4	1,416.4	1,487.8	1,516.9

Earnings before income taxes	$52.3	$147.0	$96.7	$82.1

Net earnings attributable to controlling interests	$55.7	$171.9	$130.4	$105.1

Basic net earnings per share	$0.31	$0.96	$0.72	$0.58

Diluted net earnings per share	$0.31	$0.95	$0.71	$0.57

2016
Total revenues	$1,300.4	$1,427.1	$1,482.3	$1,385.0
Total expenses	1,244.7	1,289.6	1,387.4	1,316.2

Earnings before income taxes	$55.7	$137.5	$94.9	$68.8

Net earnings attributable to controlling interests	$46.5	$150.0	$122.8	$95.1

Basic net earnings per share	$0.26	$0.85	$0.69	$0.53

Diluted net earnings per share	$0.26	$0.84	$0.69	$0.53

20.	Segment Information

We have three reportable operating segments: brokerage, risk management and corporate.

Our brokerage segment is primarily comprised of our retail and wholesale insurance brokerage operations. Our brokerage segment generates revenues through commissions paid by underwriting enterprises and through fees charged to our clients. Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks.

Our risk management segment provides contract claim settlement and administration services for enterprises that choose to self-insure some or all of their property/casualty coverages and for underwriting enterprises that choose to outsource some or all of their property/casualty claims departments. These operations also provide claims management, loss control consulting and insurance property appraisal services. Revenues are principally generated on a negotiated per-claim or per-service fee basis. Our risk management segment also provides risk management consulting services that are recognized as the services are delivered.

Our corporate segment manages our clean energy investments. In addition, our corporate segment reports the financial information related to our debt, and external acquisition-related expenses and other corporate costs.

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using the local county statutory rates. Reported operating results by segment would change if different methods were applied.

Financial information relating to our segments for 2017, 2016 and 2015 is as follows (in millions):

Year Ended December 31, 2017	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,627.1	$—	$—	$2,627.1
Fees	868.8	768.0	—	1,636.8
Supplemental revenues	163.7	—	—	163.7
Contingent revenues	111.8	—	—	111.8
Investment income	55.7	0.6	—	56.3
Gains on books of business sales and other	3.4	—	—	3.4
Revenue from clean coal activities	—	—	1,560.5	1,560.5

Total revenues	3,830.5	768.6	1,560.5	6,159.6

Compensation	2,217.2	446.9	88.2	2,752.3
Operating	613.9	189.2	49.4	852.5
Cost of revenues from clean coal activities	—	—	1,635.9	1,635.9
Interest	—	—	124.1	124.1
Depreciation	61.8	31.1	28.2	121.1
Amortization	261.8	2.9	—	264.7
Change in estimated acquisition earnout payables	29.3	1.6	—	30.9

Total expenses	3,184.0	671.7	1,925.8	5,781.5

Earnings (loss) before income taxes	646.5	96.9	(365.3)	378.1
Provision (benefit) for income taxes	222.5	37.0	(380.6)	(121.1)

Net earnings	424.0	59.9	15.3	499.2
Net earnings attributable to noncontrolling interests	8.1	—	28.0	36.1

Net earnings attributable to controlling interests	$415.9	$59.9	$(12.7)	$463.1

Net foreign exchange loss	$(1.6)	$(0.1)	$(1.1)	$(2.8)
Revenues:
United States	$2,537.4	$639.5	$1,525.7	$4,702.6
United Kingdom	686.7	30.9	—	717.6
Australia	192.7	78.2	—	270.9
Canada	150.7	4.7	—	155.4
New Zealand	135.2	15.3	—	150.5
Other foreign	127.8	—	34.8	162.6

Total revenues	$3,830.5	$768.6	$1,560.5	$6,159.6

At December 31, 2017
Identifiable assets:
United States	$4,799.6	$569.5	$1,799.4	$7,168.5
United Kingdom	2,620.9	91.3	—	2,712.2
Australia	1,061.7	48.9	—	1,110.6
Canada	726.6	6.8	—	733.4
New Zealand	707.6	18.7	—	726.3
Other foreign	420.0	—	26.4	446.4

Total identifiable assets	$10,336.4	$735.2	$1,825.8	$12,897.4

Goodwill - net	$4,152.3	$42.6	$3.0	$4,197.9
Amortizable intangible assets - net	1,630.6	14.0	—	1,644.6

Year Ended December 31, 2016	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,439.1	$—	$—	$2,439.1
Fees	775.7	717.1	—	1,492.8
Supplemental revenues	147.0	—	—	147.0
Contingent revenues	107.2	—	—	107.2
Investment income	52.3	1.0	—	53.3
Gains on books of business sales and other	6.6	—	—	6.6
Revenue from clean coal activities	—	—	1,350.1	1,350.1
Other - net gain	—	—	(1.3)	(1.3)

Total revenues	3,527.9	718.1	1,348.8	5,594.8

Compensation	2,041.8	424.5	72.6	2,538.9
Operating	600.9	171.4	25.4	797.7
Cost of revenues from clean coal activities	—	—	1,408.6	1,408.6
Interest	—	—	109.8	109.8
Depreciation	57.2	27.2	19.2	103.6
Amortization	244.7	2.5	—	247.2
Change in estimated acquisition earnout payables	32.1	—	—	32.1

Total expenses	2,976.7	625.6	1,635.6	5,237.9

Earnings (loss) before income taxes	551.2	92.5	(286.8)	356.9
Provision (benefit) for income taxes	194.1	35.3	(317.5)	(88.1)

Net earnings	357.1	57.2	30.7	445.0
Net earnings attributable to noncontrolling interests	3.6	—	27.0	30.6

Net earnings attributable to controlling interests	$353.5	$57.2	$3.7	$414.4

Net foreign exchange gain	$2.9	$—	$0.1	$3.0
Revenues:
United States	$2,334.4	$610.3	$1,327.9	$4,272.6
United Kingdom	686.5	25.6	—	712.1
Australia	172.5	73.0	—	245.5
Canada	134.1	4.1	—	138.2
New Zealand	120.7	5.1	—	125.8
Other foreign	79.7	—	20.9	100.6

Total revenues	$3,527.9	$718.1	$1,348.8	$5,594.8

At December 31, 2016
Identifiable assets:
United States	$4,393.6	$540.5	$1,622.2	$6,556.3
United Kingdom	2,321.9	61.8	—	2,383.7
Australia	894.4	56.9	—	951.3
Canada	573.3	2.8	—	576.1
New Zealand	668.9	4.4	—	673.3
Other foreign	331.3	—	17.6	348.9

Total identifiable assets	$9,183.4	$666.4	$1,639.8	$11,489.6

Goodwill - net	$3,736.9	$28.1	$2.8	$3,767.8
Amortizable intangible assets - net	1,613.6	13.7	—	1,627.3

Year Ended December 31, 2015	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,338.7	$—	$—	$2,338.7
Fees	705.8	726.5	—	1,432.3
Supplemental revenues	125.5	—	—	125.5
Contingent revenues	93.7	—	—	93.7
Investment income	53.6	0.6	—	54.2
Gains on books of business sales and other	6.7	—	—	6.7
Revenue from clean coal activities	—	—	1,310.8	1,310.8
Other - net gain	—	—	30.5	30.5

Total revenues	3,324.0	727.1	1,341.3	5,392.4

Compensation	1,939.7	427.2	62.0	2,428.9
Operating	638.1	180.8	21.8	840.7
Cost of revenues from clean coal activities	—	—	1,351.5	1,351.5
Interest	—	—	103.0	103.0
Depreciation	54.4	24.3	15.2	93.9
Amortization	237.3	3.0	—	240.3
Change in estimated acquisition earnout payables	41.1	(0.5)	—	40.6

Total expenses	2,910.6	634.8	1,553.5	5,098.9

Earnings (loss) before income taxes	413.4	92.3	(212.2)	293.5
Provision (benefit) for income taxes	145.3	35.1	(276.0)	(95.6)

Net earnings	268.1	57.2	63.8	389.1
Net earnings attributable to noncontrolling interests	1.7	—	30.6	32.3

Net earnings attributable to controlling interests	$266.4	$57.2	$33.2	$356.8

Net foreign exchange gain (loss)	$(0.2)	$—	$0.4	$0.2
Revenues:
United States	$2,122.1	$591.8	$1,327.5	$4,041.4
United Kingdom	738.5	28.4	—	766.9
Australia	157.3	99.4	—	256.7
Canada	133.1	3.5	—	136.6
New Zealand	118.6	4.0	—	122.6
Other foreign	54.4	—	13.8	68.2

Total revenues	$3,324.0	$727.1	$1,341.3	$5,392.4

At December 31, 2015
Identifiable assets:
United States	$4,092.8	$525.2	$1,264.9	$5,882.9
United Kingdom	2,580.0	72.1	—	2,652.1
Australia	895.8	55.6	—	951.4
Canada	575.0	3.1	—	578.1
New Zealand	623.1	4.1	—	627.2
Other foreign	203.0	—	19.1	222.1

Total identifiable assets	$8,969.7	$660.1	$1,284.0	$10,913.8

Goodwill - net	$3,635.6	$27.3	$—	$3,662.9
Amortizable intangible assets - net	1,677.8	21.0	—	1,698.8

Report of Independent Registered Public Accounting Firm on Financial Statements

To the Board of Directors and Stockholders of

Arthur J. Gallagher & Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Gallagher at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Gallagher’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2018 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, in 2017 Gallagher retrospectively changed its method of presenting contingent payments related to past acquisitions and restricted cash in the consolidated statement of cash flows due to the adoption of Accounting Standards Updates 2016-15 and 2016-18.

Basis for Opinion

These financial statements are the responsibility of Gallagher’s management. Our responsibility is to express an opinion on Gallagher’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Gallagher in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as Gallagher’s auditor since 1973

Chicago, Illinois

February 9, 2018

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

In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded 15 of the 39 entities acquired in 2017, which are included in our 2017 consolidated financial statements. Collectively, these acquired entities constituted approximately 0.2% of total assets as of December 31, 2017 and approximately 0.3% of total revenues and approximately 0.4% of net earnings for the year then ended.

Based on our assessment under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.

Rolling Meadows, Illinois

February 9, 2018

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman, President and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of

Arthur J. Gallagher & Co.

Opinion on Internal Control over Financial Reporting

We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Gallagher maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

As indicated in the accompanying management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 15 of the 39 entities acquired in 2017, which are included in the 2017 consolidated financial statements of Gallagher and constituted approximately 0.2% of total assets as of December 31, 2017 and approximately 0.3% of total revenues and approximately 0.4% of net earnings for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2017 and 2016, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “financial statements”) of Gallagher and our report dated February 9, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

Gallagher’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Gallagher’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to Gallagher in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Ernst & Young LLP

Chicago, Illinois

February 9, 2018

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

Design and Evaluation of Internal Control Over Financial Reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2017. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Note 2 to our 2017 consolidated financial statements included in this report contains information regarding the potential impact a new revenue recognition accounting standard could have on our future financial presentation. This new standard will be effective for us in first quarter 2018. Accordingly, we are implementing new accounting systems and processes and new internal controls over financial reporting. We do not believe that any of these changes have materially affected, nor are they reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 7, 2018, pursuant to previously announced management succession plans, James W. Durkin, Chairman of Employee Benefit Consulting and Brokerage, and James S. Gault, Chairman of Global Property/Casualty Brokerage, resigned as executive officers of the company. Mr. Durkin and Mr. Gault both remain employed by the company in non-executive roles.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2018 Proxy Statement will include the information required by this item under the headings “Election of Directors,” “Security Ownership by Certain Beneficial Owners and Management - Section 16 (a) Beneficial Ownership Reporting Compliance,” “Other Board Matters,” and “Board Committees,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2018 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2018 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2018 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Other Board Matters,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our 2018 Proxy Statement will include the information required by this item under the heading “Ratification of Appointment of Independent Auditor - Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2017.

(b)	Consolidated Balance Sheet as of December 31, 2017 and 2016.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2017.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2017.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

3.	Exhibits:

2.1	Agreement and Plan of Reorganization, dated as of August 12, 2013, by and among Arthur J. Gallagher & Co., Bollinger Holdings, Inc., Bollinger, Inc., JPGAC, LLC, Evercore Capital Partners II L.P., Evercore Partners Inc. and Management Group, LLC (incorporated by reference to the same exhibit number to the post-effective amendment No. 2 to our Form S-4 Registration Statement dated September 6, 2013, File No. 333-188651).

2.2	Share Purchase Agreement, dated September 4, 2013, between Gallagher, Giles and the Seller (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated September 6, 2013, File No. 1 09761).

2.3	Share Purchase Agreement, dated April 1, 2014, between Arthur J. Gallagher & Co., Oval Limited, Oval EBT Trustees Limited and certain institutional sellers, individual sellers and option holders (incorporated by reference to Exhibit 2.1 to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2014, File No. 1-09761).

2.4	Share Sale Agreement, amended and restated as of June 15, 2014, by and among Arthur J. Gallagher & Co., Wesfarmers Insurance Investments Pty Ltd, OAMPS Ltd, Wesfarmers Limited and Pastel Purchaser Party Limited (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated June 16, 2014, File No. 1 09761).

2.5	Share Purchase Agreement, dated as of May 19, 2014, by and among Arthur J. Gallagher & Co., Roins Financial Services Limited and Noraxis Capital Corporation (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 19, 2014, File No. 1-09761).

3.1	Amended and Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-09761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated October 23, 2015, File No. 1-09761).

4.1	Multicurrency Credit Agreement, dated as of September 19, 2013, among Arthur J. Gallagher & Co., the other borrowers party thereto, the lenders party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, as joint lead arranger and joint book runner, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citibank N.A., Barclays Bank PLC, and J.P. Morgan Securities LLC, as joint lead arrangers, joint book runners and co-syndication agents and U.S. Bank National Association, as documentation agent (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated September 19, 2013, File No. 1-09761).

*10.11	Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and corporate officers (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2009, File No. 1-09761).

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of January 1, 2011) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.14.1	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired prior to January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.14.2	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired after January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective January 1, 2015 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2014, File No. 1-09761).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan amended and restated as of January 18, 2017 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2016, File No. 1-09761).

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2014, File No. 1-09761).

*10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-09761).

*10.17.1	First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-09761).

*10.18	Arthur J. Gallagher & Co. Deferred Cash Participation Plan, amended and restated as of March 11, 2015 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2015, File No. 1-09761).

*10.26	Conformed copy of the Arthur J. Gallagher & Co. 1988 Incentive Stock Option Plan, through Amendment No. 1 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.27	Conformed copy of the Arthur J. Gallagher & Co. 1988 Nonqualified Stock Option Plan, through Amendment No. 6 as of January 19, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.28	Conformed copy of the Arthur J. Gallagher & Co. 1989 Non-Employee Directors’ Stock Option Plan, through Amendment No. 6 as of May 17, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2009, File No. 1-09761).

*10.29	Arthur J. Gallagher & Co. Restricted Stock Plan (incorporated by reference to Exhibit 4.6 to our Form S-8 Registration Statement, File No. 333-106539).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

*10.42	Arthur J. Gallagher & Co. 2009 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-159150).

*10.42.1	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.2	Form of Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.3	Form of Long-Term Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.4	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.42.5	Form of Long-Term Incentive Plan Stock Option Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-09761).

*10.43.1	Form of Performance Unit Grant Agreement under the Performance Unit Program (incorporated by reference to Exhibit 10.45.1 to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2014, File No. 1-09761).

*10.43.2	Form of Performance Unit Grant Agreement under the Performance Unit Program for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.44	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.44 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2015, File No. 1-09761).

*10.45	Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement, File No. 333-174497).

10.46	Share Purchase Agreement, dated May 12, 2011, between Gallagher Holdings Two (UK) Limited, HLG Holdings Limited and the Shareholders of HLG Holdings Limited named therein (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated May 17, 2011, File No. 1-09761).

*10.47	Arthur J. Gallagher & Co. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2014, File No. 1-09761).

*10.48	Arthur J. Gallagher & Co. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to our Form S-8 Registration Statement, File No. 333-221274).

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Item 16. Form 10-K Summary.

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of February, 2018.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 9th day of February, 2018 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

/s/ J. PATRICK GALLAGHER, JR. J. Patrick Gallagher, Jr.	Chairman, President and Director (Principal Executive Officer)

/s/ DOUGLAS K. HOWELL Douglas K. Howell	Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ RICHARD C. CARY Richard C. Cary	Controller (Principal Accounting Officer)

*SHERRY S. BARRAT Sherry S. Barrat	Director

*WILLIAM L. BAX William L. Bax	Director

* D. JOHN COLDMAN D. John Coldman	Director

* FRANK E. ENGLISH, JR. Frank E. English, Jr.	Director

*ELBERT O. HAND Elbert O. Hand	Director

*DAVID S. JOHNSON David S. Johnson	Director

*KAY W. MC CURDY Kay W. Mc Curdy	Director

* RALPH J. NICOLETTI Ralph J. Nicoletti	Director

*NORMAN L. ROSENTHAL Norman L. Rosenthal	Director

*By:	/s/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2017
Allowance for doubtful accounts	$12.8	$5.4	$(4.7	) (1)	$13.5
Allowance for estimated policy cancellations	7.1	2.1	(1.8	) (2)	7.4
Valuation allowance for deferred tax assets	66.8	12.3	—		79.1
Accumulated amortization of expiration lists, noncompete agreements and trade names	1,203.6	264.7	22.4	(3)	1,490.7

Year ended December 31, 2016
Allowance for doubtful accounts	$13.3	$4.9	$(5.4	) (1)	$12.8
Allowance for estimated policy cancellations	7.4	0.2	(0.5	) (2)	7.1
Valuation allowance for deferred tax assets	52.8	14.0	—		66.8
Accumulated amortization of expiration lists, noncompete agreements and trade names	983.9	247.2	(27.5	) (3)	1,203.6

Year ended December 31, 2015
Allowance for doubtful accounts	$10.7	$5.7	$(3.1	) (1)	$13.3
Allowance for estimated policy cancellations	6.8	3.6	(3.0	) (2)	7.4
Valuation allowance for deferred tax assets	73.7	(20.9)	—		52.8
Accumulated amortization of expiration lists, noncompete agreements and trade names	758.8	240.3	(15.2	) (3)	983.9

(1)	Net activity of bad debt write offs and recoveries and acquired businesses.
(2)	Additions to allowance related to acquired businesses.
(3)	Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.