Form 10-Q
period 2018-06-30
GALLAGHER ARTHUR J & CO
filed 2018-07-27
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of June 30, 2018 was approximately 182,612,000.

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

Potential factors that could impact results include:

•	Failure to successfully and cost-effectively integrate recently acquired businesses and their operations or fully realize synergies from such acquisitions in the expected time frame;

•	Volatility or declines in premiums or other adverse trends in the insurance industry;

•	An economic downturn, including as a result of trade wars or tariffs;

•	Competitive pressures in each of our businesses;

•	Risks that could negatively affect the success of our acquisition strategy, including continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms, which could make it more difficult to identify targets and could make them more expensive, the risk that we may not receive timely regulatory approval of desired transactions, execution risks, integration risks, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated regulatory liabilities such as those relating to violations of anti-corruption and sanctions laws;

•	Our failure to attract and retain experienced and qualified personnel;

•	Risks arising from our international operations, including the risks posed by political and economic uncertainty in certain countries (such as the risks posed by Brexit), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as our inability or the inability of our subsidiaries to serve clients doing business in certain jurisdictions due to changes in sanctions, regimes, and risks relating to violations of anti-corruption, sanctions and privacy laws), and risks arising from the complexity of managing businesses across different time zones, geographies, cultures and legal regimes;

•	Risks particular to our risk management segment, including any slowing of the trend toward outsourcing claims administration, and of the concentration of large amounts of revenue with certain clients;

•	Risks arising from the new revenue recognition accounting standard, including a higher level of uncertainty with respect to our revenue estimates for installments on agency bill, direct bill, contingent revenues, revenues in our employee benefit consulting and brokerage business and performance-based fees and audits within our risk management segment, which could cause us to reverse revenues recognized in prior periods or recognize additional revenues in future periods based on information we receive after such revenue is required to be recognized, including, for example, the actual growth or profitability of business placed in prior periods, the actual number of lives insured under employee benefit insurance policies, or the actual amounts billed under direct-bill arrangements;

•	Sustained increases in the cost of employee benefits;

•	Our failure to apply technology effectively in driving value for our clients through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;

•	Our inability to recover successfully, including damage to our reputation and client relationships, should we experience a disaster, cybersecurity attack or other significant disruption to business continuity;

•	Damage to our reputation;

•	Our failure to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods or the failure of state and local governments to follow through on agreed-upon income tax credits or other tax related incentives, relating to our corporate headquarters);

•	Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (which we refer to as FATCA);

•	The outcome of any existing or future investigation, review, regulatory action or litigation;

•	Our failure to adapt our services to changes resulting from the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act and any changes in such laws brought about by the current administration;

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Improper disclosure of confidential, personal or proprietary data;

•	Significant changes in foreign exchange rates;

•	Changes to our financial presentation from new accounting estimates and assumptions (including as a result of the new lease and revenue recognition standards);

•	Risks related to our clean energy investments, including the risk of intellectual property claims, utilities switching from coal to natural gas, environmental and product liability claims, and environmental compliance costs;

•	Disallowance of Internal Revenue Code of 1986, as amended, (which we refer to as IRC) Section 29 or IRC Section 45 tax credits for us or our partners;

•	The risk that our outstanding debt adversely affects our financial flexibility and restrictions and limitations in the agreements and instruments governing our debt;

•	The risk we may not be able to receive dividends or other distributions from subsidiaries;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions and for other reasons; and

•	Volatility of the price of our common stock.

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

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2018	2017 As Restated*	2018	2017 As Restated*
Commissions	$688.0	$618.2	$1,527.4	$1,378.9
Fees	422.2	386.9	870.3	791.9
Supplemental revenues	48.1	35.8	100.1	83.1
Contingent revenues	21.8	21.3	56.7	56.3
Investment income	15.8	14.4	29.2	26.7
Gains on books of business sales	6.1	1.1	9.0	2.5
Revenues from clean coal activities	422.4	376.4	834.6	728.2
Other net gains	0.6	0.2	0.6	—

Revenues before reimbursements	1,625.0	1,454.3	3,427.9	3,067.6
Reimbursements	35.4	35.2	70.2	68.3

Total revenues	1,660.4	1,489.5	3,498.1	3,135.9
Compensation	724.7	666.9	1,500.5	1,378.7
Operating	222.8	204.2	438.9	403.7
Reimbursements	35.4	35.2	70.2	68.3
Cost of revenues from clean coal activities	441.8	397.1	873.0	764.0
Interest	33.9	31.6	65.2	61.5
Depreciation	30.8	30.2	61.4	59.7
Amortization	73.4	65.1	141.6	129.4
Change in estimated acquisition earnout payables	(6.0)	5.1	1.4	16.9

Total expenses	1,556.8	1,435.4	3,152.2	2,882.2

Earnings before income taxes	103.6	54.1	345.9	253.7
Benefit for income taxes	(20.1)	(24.2)	(63.8)	(66.6)

Net earnings	123.7	78.3	409.7	320.3
Net earnings attributable to noncontrolling interests	8.8	8.3	21.1	21.5

Net earnings attributable to controlling interests	$114.9	$70.0	$388.6	$298.8

Basic net earnings per share	$0.63	$0.39	$2.14	$1.67
Diluted net earnings per share	0.62	0.39	2.10	1.65
Dividends declared per common share	0.41	0.39	0.82	0.78

*	See Note 3 - Revenues from Contracts with Customers for additional information about the restatements related to ASC 606.

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended June 30,		Six-month period ended June 30,
	2018	2017 As Restated*	2018	2017 As Restated*
Net earnings	$123.7	$78.3	$409.7	$320.3
Change in pension liability, net of taxes	(5.5)	1.4	1.5	2.6
Foreign currency translation	(150.7)	33.5	(88.4)	89.4
Change in fair value of derivative investments, net of taxes	4.3	2.3	(2.5)	8.8

Comprehensive earnings (loss)	(28.2)	115.5	320.3	421.1
Comprehensive earnings attributable to noncontrolling interests	3.3	8.7	17.8	23.5

Comprehensive earnings (loss) attributable to controlling interests	$(31.5)	$106.8	$302.5	$397.6

*	See Note 3 - Revenue from Contracts with Customers for additional information about the restatements related to ASC 606.

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(Unaudited - in millions)

	June 30, 2018	December 31, 2017 As Restated*
Cash and cash equivalents	$652.2	$681.2
Restricted cash	1,692.5	1,623.8
Premiums and fees receivable	5,142.2	4,082.8
Other current assets	878.1	881.6

Total current assets	8,365.0	7,269.4
Fixed assets - net	427.6	412.2
Deferred income taxes	716.3	851.6
Other noncurrent assets	586.7	567.1
Goodwill	4,403.9	4,164.8
Amortizable intangible assets - net	1,731.0	1,644.6

Total assets	$16,230.5	$14,909.7

Premiums payable to underwriting enterprises	$5,982.7	$4,986.0
Accrued compensation and other current liabilities	844.6	947.8
Deferred revenue - current	395.2	355.3
Premium financing debt	111.1	151.1
Corporate related borrowings - current	235.0	290.0

Total current liabilities	7,568.6	6,730.2
Corporate related borrowings - noncurrent	3,141.0	2,691.9
Deferred revenue - noncurrent	76.6	75.3
Other noncurrent liabilities	931.2	1,112.6

Total liabilities	11,717.4	10,610.0

Stockholders’ equity:
Common stock - issued and outstanding 182.6 shares in 2018 and 181.0 shares in 2017	182.6	181.0
Capital in excess of par value	3,446.4	3,388.2
Retained earnings	1,466.0	1,221.8
Accumulated other comprehensive loss	(651.4)	(555.4)

Stockholders’ equity attributable to controlling interests	4,443.6	4,235.6
Stockholders’ equity attributable to noncontrolling interests	69.5	64.1

Total stockholders’ equity	4,513.1	4,299.7

Total liabilities and stockholders’ equity	$16,230.5	$14,909.7

*	See Note 3 - Revenue from Contracts with Customers for additional information about the restatements related to ASC 606.

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended June 30,
	2018	2017 As Restated*
Cash flows from operating activities:
Net earnings	$409.7	$320.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(7.6)	(2.7)
Depreciation and amortization	203.0	189.1
Change in estimated acquisition earnout payables	1.4	16.9
Amortization of deferred compensation and restricted stock	21.9	16.9
Stock-based and other noncash compensation expense	6.4	8.5
Payments on acquisition earnouts in excess of original estimates	(20.0)	(16.9)
Effect of changes in foreign exchange rates	(1.4)	0.9
Net change in premiums and fees receivable	(1,097.3)	(1,534.4)
Net change in deferred revenue	32.4	29.7
Net change in premiums payable to underwriting enterprises	1,106.9	1,379.4
Net change in other current assets	1.0	33.3
Net change in accrued compensation and other current liabilities	(135.7)	(57.8)
Net change in income taxes payable	4.7	(11.6)
Net change in deferred income taxes	(146.4)	(90.5)
Net change in other noncurrent assets and liabilities	(65.7)	(20.2)

Net cash provided by operating activities	313.3	260.9

Cash flows from investing activities:
Capital expenditures	(62.7)	(65.6)
Cash paid for acquisitions, net of cash and restricted cash acquired	(395.4)	(214.1)
Net proceeds from sales of operations/books of business	12.1	2.6
Net funding of investment transactions	0.3	(6.3)

Net cash used by investing activities	(445.7)	(283.4)

Cash flows from financing activities:
Payments on acquisition earnouts	(25.1)	(25.8)
Proceeds from issuance of common stock	47.7	34.9
Repurchases of common stock	(11.3)	—
Payments to noncontrolling interests	(22.2)	(15.5)
Dividends paid	(150.9)	(141.6)
Net borrowings on premium financing debt facility	(34.5)	(31.3)
Borrowings on line of credit facility	1,805.0	2,110.0
Repayments on line of credit facility	(1,860.0)	(2,070.0)
Net borrowings of corporate related long-term debt	450.0	250.0
Settlements on terminated interest rate swaps	2.9	8.3

Net cash provided by financing activities	201.6	119.0

Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	(29.5)	34.8

Net increase in cash, cash equivalents and restricted cash	39.7	131.3
Cash, cash equivalents and restricted cash at beginning of period	2,305.0	1,937.6

Cash, cash equivalents and restricted cash at end of period	$2,344.7	$2,068.9

Supplemental disclosures of cash flow information:
Interest paid	$65.9	$61.9
Income taxes paid	40.5	38.8

*	See Note 3 - Revenue from Contracts with Customers with Customers for additional information about the restatements related to ASC 606.

`

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of Par Value	Retained Earnings	Comprehensive Earnings (Loss)	Noncontrolling Interests
	Shares	Amount					Total
Balance at December 31, 2017, as previously reported	181.0	$181.0	$3,388.2	$1,095.9	$(559.9)	$59.7	$4,164.9
Adoption of ASC Topic 606	—	—	—	125.9	4.5	4.4	134.8

Balance at December 31, 2017, as restated	181.0	181.0	3,388.2	1,221.8	(555.4)	64.1	4,299.7
Reclassification of the income tax effects within accumulated other comprehensive loss related to the Tax Act	—	—	—	6.6	(6.6)	—	—
Net earnings	—	—	—	388.6	—	21.1	409.7
Net purchase of subsidiary shares from noncontrolling interests	—	—	(1.6)	—	—	4.5	2.9
Dividends paid to noncontrolling interests	—	—	—	—	—	(16.9)	(16.9)
Net change in pension asset/liability, net of taxes of $0.9 million	—	—	—	—	1.5	—	1.5
Foreign currency translation	—	—	—	—	(88.4)	(3.3)	(91.7)
Change in fair value of derivative instruments, net of taxes of ($0.7) million	—	—	—	—	(2.5)	—	(2.5)
Compensation expense related to stock option plan grants	—	—	6.4	—	—	—	6.4
Common stock issued in:
Six purchase transactions	0.3	0.3	20.4	—	—	—	20.7
Stock option plans	1.0	1.0	33.6	—	—	—	34.6
Employee stock purchase plan	0.2	0.2	12.9	—	—	—	13.1
Deferred compensation and restricted stock	0.2	0.2	(2.3)	—	—	—	(2.1)
Common stock repurchases	(0.1)	(0.1)	(11.2)	—	—	—	(11.3)
Cash dividends declared on common stock	—	—	—	(151.0)	—	—	(151.0)

Balance at June 30, 2018	182.6	$182.6	$3,446.4	$1,466.0	$(651.4)	$69.5	$4,513.1

See notes to consolidated financial statements.

Notes to June 30, 2018 Consolidated Financial Statements (Unaudited)

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2017, except as disclosed in Note 2, and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017. In the preparation of our unaudited consolidated financial statements as of June 30, 2018, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

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

Reimbursements

Reimbursements represent amounts received from clients reimbursing us for certain third-party costs associated with providing our claims management services. In certain service partner relationships, we are considered a principal because we direct the third party, control the specified service and combine the services provided into an integrated solution. Given this principal relationship, we are required to recognize revenue gross and service partner vendor fees in the operating expense in our consolidated statement of earnings.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, ASC Topic 606, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the new accounting guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted ASC Topic 606 as of January 1, 2018, using the full retrospective method to restate each prior reporting period presented. The cumulative effect of the adoption was recognized as an increase to retained earnings of $125.3 million on January 1, 2016. The impact of the adoption of the new guidance resulted in changes to our accounting policies for revenue recognition, trade and other receivables, and deferred revenues as detailed in Note 3 to these unaudited consolidated financial statements. In implementing the full retrospective method of adoption, we applied the practical expedient, as defined in ASC Topic 606, of using the benefit of hindsight to recognize contingent revenues (i.e., variable consideration) in 2017 and 2016.

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

Presentation of Net Periodic Pension and Postretirement Benefit Cost

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (ASC Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. An entity will apply the new guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statement of earnings. The new guidance allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The new guidance was effective in the first quarter of 2018, which we adopted effective January 1, 2018. The adoption of this guidance had no impact on our consolidated net earnings. Due to the adoption of this new guidance, the presentation in our consolidated statement of earnings was changed in 2018 such that the other components of net periodic pension costs related to our defined benefit plan were recorded in operating expense instead of compensation expense as was done in prior years. Prior years were not restated for this change as the impact of this change was not material to our consolidated statement of earnings. See Note 12 to our most recent Annual Report on Form 10-K as of December 31, 2017 for additional discussion of these costs.

Business Combinations

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (ASC Topic 805): Clarifying the Definition of a Business. The new guidance clarifies the definition of a business with the objective of adding information to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The new guidance was effective for annual periods beginning after December 15, 2017, including interim periods within those periods, which we adopted effective January 1, 2018. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

Intangibles - Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (ASC Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 of the goodwill impairment test. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The new guidance is effective beginning January 1, 2020, with early adoption permitted, and will be applied on a prospective basis. The new guidance currently has no impact on our consolidated financial statements; however, we will evaluate the impact of this updated guidance on future annual or interim goodwill impairment tests performed.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842). Under this new accounting guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. This new guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for first quarter 2019, and requires a modified retrospective adoption, with early adoption permitted. Under the modified retrospective approach, lessees are required to recognize and measure leases at the beginning of the earliest period presented. In addition, the modified retrospective approach includes a number of optional practical expedients that entities may elect to apply. These practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset. In March 2018, the FASB issued and approved an exposure draft to amend ASC Topic 842 to provide entities with an additional transition method with which to adopt the new guidance. The approved transition method would enable entities to apply the transition requirements in ASC Topic 842 at the effective date of the new guidance (rather than at the beginning of the earliest comparative period presented as currently required) with the effects of initially applying the new guidance recognized as a cumulative-effect adjustment to retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with the current guidance, including the current disclosure requirements.

While we are continuing to assess all potential impacts of the new guidance, we anticipate this guidance will have an impact on our consolidated financial statements. We currently believe the most significant impact relates to our real estate operating leases and the related recognition of right-of-use assets and lease liabilities in both noncurrent assets and noncurrent liabilities in our consolidated balance sheet. We currently believe the adoption of this new guidance will not have a material impact on our consolidated statement of earnings. We plan to adopt this new guidance on January 1, 2019 using the new proposed transition method, if approved, and will utilize several of the optional practical expedients that are allowed under the new guidance. See Note 14 to these unaudited consolidated financial statements for details on our current lease arrangements.

Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (ASC Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This new accounting guidance allows entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Current guidance does not allow recognition until the asset has been sold to an outside party. This new guidance was effective beginning January 1, 2018 and was to be applied on a modified retrospective basis. We adopted this new guidance effective January 1, 2018 and it did not have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (ASC Topic 220): Reclassification of tax effects stranded in Accumulated Other Comprehensive Income (AOCI). This new guidance gives entities the option to reclassify to retained earnings stranded tax effects related to the change in federal tax rate for all items accounted for in other comprehensive earnings (OCI). These entities can also elect to reclassify other stranded tax effects that relate to the Tax Cuts and Jobs Act (which we refer to as the Tax Act) but do not directly relate to the change in the Federal rate (e.g., state taxes, changing from a worldwide tax system to a territorial system). Tax effects that are stranded in OCI for other reasons (e.g., prior changes in tax law, a change in valuation allowance) cannot be reclassified. All entities are required to make new disclosures, regardless of whether they elect to reclassify stranded amounts. Entities are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated OCI. Under ASC 740-10-45-15, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated OCI. The enactment of the Tax Act on December 22, 2017 resulted in stakeholder concerns about this accounting treatment. The new guidance is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted for reporting periods, including interim periods, for which financial statements have not yet been issued or made available for issuance. An entity will be able to choose whether to apply the guidance retrospectively to each period in which the effect of the Tax Act is recognized or to apply the guidance in the period of adoption. We adopted this new guidance effective January 1, 2018, which resulted in a $6.6 million increase in retained earnings and a corresponding decrease in accumulated other comprehensive earnings (loss). This reclassification relates to the income tax effects of lowering the corporate income tax rate from 35.0% to 21.0% on deferred income taxes established on pension plan liabilities and the fair value of derivative instruments.

In March 2018, the FASB issued ASU No. 2018-05 Income Taxes (ASC Topic 740): Amendment to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This new accounting guidance codifies guidance pursuant to SEC Staff Accounting Bulletin No. 118 (which we refer to as SAB 118), which was issued in connection with the Tax Act. The guidance allows companies to use provisional estimates to record the effects of the Tax Act and also provides a measurement period (not to exceed one year from the date of enactment) to complete the accounting for the impacts of the Tax Act. We adopted this guidance when it was initially issued as SAB 118. We are still completing our accounting for the tax effects of the Tax Act because all the necessary information is not currently available, prepared or analyzed. As such, we have made reasonable estimates of the effects of the Tax Act on our financial results. We did not record any adjustments to our provisional amounts during the quarter ended June 30, 2018. As we complete our analysis of the accounting for the tax effects of enactment of the Tax Act, we may record additional provisional amounts or adjustments to provisional amounts as discrete items in future periods.

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (ASC Topic 230): Restricted Cash. This new accounting guidance addresses the classification and presentation of changes in restricted cash on the statement of cash flows under Topic 230, Statement of Cash Flows. This guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted for all entities. The adoption of this new guidance changed the presentation in our consolidated statement of cash flows as we now show the changes in the total of cash, cash equivalents and restricted cash in the statement of cash flows. Previously, the net change in restricted cash was reported as an operating activity and cash paid for acquisitions, net of cash was not presented net of restricted cash. In our 2017 consolidated statement of cash flows, the adoption of ASU 2016-18 resulted in an increase to net cash provided by operating activities of $55.5 million and a decrease to cash paid for acquisitions, net of cash and restricted cash of $11.1 million. These changes resulted in a change of $22.4 million to the effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash.

The following is a reconciliation of our June 30 cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the six-month periods ended June 30, 2018 and 2017 (in millions):

	June 30,
	2018	2017
Cash and cash equivalents	$652.2	$587.8
Restricted cash	1,692.5	1,481.1

Total cash, cash equivalents and restricted cash	$2,344.7	$2,068.9

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

Impact on 2017 Consolidated Financial Statements

The consolidated statement of earnings line items, which reflect the adoption of the new revenue recognition guidance, are as follows (in millions, except per share data):

	Three-month period ended June 30, 2017
	As Previously Reported	Impact of Adoption of ASC 606	As Restated for Adoption of ASC 606
Commissions	$690.2	$(72.0)	$618.2
Fees	410.9	(24.0)	386.9
Supplemental revenues	41.5	(5.7)	35.8
Contingent revenues	29.5	(8.2)	21.3
Investment income	13.6	0.8	14.4
Gains on books of business sales	1.1	—	1.1
Revenues from clean coal activities	376.4	—	376.4
Other net revenues	0.2	—	0.2

Revenues before reimbursements	1,563.4	(109.1)	1,454.3
Reimbursements	—	35.2	35.2

Total revenues	1,563.4	(73.9)	1,489.5

Compensation	675.7	(8.8)	666.9
Operating	211.6	(7.4)	204.2
Reimbursements	—	35.2	35.2
Cost of revenues from clean coal activities	397.1	—	397.1
Interest	31.6	—	31.6
Depreciation	30.2	—	30.2
Amortization	65.1	—	65.1
Change in estimated acquisition earnout payables	5.1	—	5.1

Total expenses	1,416.4	19.0	1,435.4

Earnings before income taxes	147.0	(92.9)	54.1
Benefit for income taxes	(33.4)	9.2	(24.2)

Net earnings	180.4	(102.1)	78.3
Net earnings attributable to noncontrolling interests	8.5	(0.2)	8.3

Net earnings attributable to controlling interests	$171.9	$(101.9)	$70.0

Basic net earnings per share	$0.96	$(0.57)	$0.39
Diluted net earnings per share	0.95	(0.56)	0.39
Dividends declared per common share	0.39	—	0.39

	Six-month period ended June 30, 2017
	As Previously Reported	Impact of Adoption of ASC 606	As Restated for Adoption of ASC 606
Commissions	$1,280.7	$98.2	$1,378.9
Fees	781.4	10.5	791.9
Supplemental revenues	76.0	7.1	83.1
Contingent revenues	82.9	(26.6)	56.3
Investment income	24.4	2.3	26.7
Gains on books of business sales	2.5	—	2.5
Revenues from clean coal activities	728.2	—	728.2

Revenues before reimbursements	2,976.1	91.5	3,067.6
Reimbursements	—	68.3	68.3

Total revenues	2,976.1	159.8	3,135.9

Compensation	1,333.3	45.4	1,378.7
Operating	412.0	(8.3)	403.7
Reimbursements	—	68.3	68.3
Cost of revenues from clean coal activities	764.0	—	764.0
Interest	61.5	—	61.5
Depreciation	59.7	—	59.7
Amortization	129.4	—	129.4
Change in estimated acquisition earnout payables	16.9	—	16.9

Total expenses	2,776.8	105.4	2,882.2

Earnings before income taxes	199.3	54.4	253.7
Benefit for income taxes	(48.9)	(17.7)	(66.6)

Net earnings	248.2	72.1	320.3
Net earnings attributable to noncontrolling interests	20.6	0.9	21.5

Net earnings attributable to controlling interests	$227.6	$71.2	$298.8

Basic net earnings per share	$1.27	$0.40	$1.67
Diluted net earnings per share	1.26	0.39	1.65
Dividends declared per common share	0.78	—	0.78

Select consolidated statement of comprehensive earnings line items, which reflect the adoption of the new revenue recognition guidance, are as follows (in millions):

	Three-month period ended June 30, 2017
	As Previously Reported	Impact of Adoption of ASC 606	As Restated for Adoption of ASC 606
Net earnings	$180.4	$(102.1)	$78.3
Change in pension liability, net of taxes	1.4	—	1.4
Foreign currency translation	33.9	(0.4)	33.5
Change in fair value of derivative instruments, net of taxes	2.3	—	2.3

Comprehensive earnings	218.0	(102.5)	115.5
Comprehensive earnings attributable to noncontrolling interests	8.9	(0.2)	8.7

Comprehensive earnings attributable to controlling interests	$209.1	$(102.3)	$106.8

	Six-month period ended June 30, 2017
	As Previously Reported	Impact of Adoption of ASC 606	As Restated for Adoption of ASC 606
Net earnings	$248.2	$72.1	$320.3
Change in pension liability, net of taxes	2.6	—	2.6
Foreign currency translation	92.3	(2.9)	89.4
Change in fair value of derivative instruments, net of taxes	8.8	—	8.8

Comprehensive earnings	351.9	69.2	421.1
Comprehensive earnings attributable to noncontrolling interests	22.6	0.9	23.5

Comprehensive earnings attributable to controlling interests	$329.3	$68.3	$397.6

Select balance sheet line items, which reflect the adoption of the new revenue recognition guidance are as follows (in millions):

	December 31, 2017
	As Previously Reported	Impact of Adoption of ASC 606	As Restated for Adoption of ASC 606
Assets
Premium and fees receivables	$2,157.2	$1,925.6	$4,082.8
Other current assets	708.4	173.2	881.6
Deferred income taxes	905.1	(53.5)	851.6
Other noncurrent assets	567.0	0.1	567.1
Goodwill	4,197.9	(33.1)	4,164.8
Liabilities
Premiums payable to underwriting enterprises	3,475.9	1,510.1	4,986.0
Accrued compensation and other current liabilities	864.1	83.7	947.8
Deferred revenue - current/unearned fees	74.8	280.5	355.3
Other current liabilities	56.4	(56.4)	—
Deferred revenue - noncurrent	—	75.3	75.3
Other noncurrent liabilities	1,128.3	(15.7)	1,112.6
Stockholders’ equity
Retained earnings	1,095.9	125.9	1,221.8
Accumulated other comprehensive loss	(559.9)	4.5	(555.4)
Stockholders’ equity attributable to controlling interests	4,105.2	130.4	4,235.6
Stockholders’ equity attributable to noncontrolling interests	59.7	4.4	64.1

Select consolidated statement of cash flows line items, which reflect the adoption of the new revenue recognition guidance are as follows (in millions):

	Six-month period ended June 30, 2017
	As Previously Reported	Impact of Adoption of ASC 606	As Restated for Adoption of ASC 606
Cash flows from operating activities
Net earnings	$248.2	$72.1	$320.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net change in premiums and fees receivable	(478.7)	(1,055.7)	(1,534.4)
Net change in deferred revenue	—	29.7	29.7
Net change in premiums payable to underwriting enterprises	445.1	934.3	1,379.4
Net change in other current assets	(17.4)	50.7	33.3
Net change in accrued compensation and other current liabilities	(77.0)	19.2	(57.8)
Net change in deferred income taxes	(72.9)	(17.6)	(90.5)
Net change in other noncurrent assets and liabilities	(18.4)	(1.8)	(20.2)

Select statement of stockholders’ equity items, which reflect the adoption of the new revenue recognition guidance are as follows (in millions):

	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Stockholders’ Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2017, as reported	$1,095.9	$(559.9)	$59.7	$4,164.9
Cumulative-effect adjustment due to ASC Topic 606 as of December 31, 2017	125.9	4.5	4.4	134.8

Balance at December 31, 2017, as restated	$1,221.8	$(555.4)	$64.1	$4,299.7

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	June 30, 2018	December 31, 2017, As Restated
Unbilled receivables	$608.7	$415.2
Deferred contract costs	55.0	83.3
Deferred revenue	471.8	430.6

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

Significant changes in the deferred revenue balances during the period are as follows (in millions):

	Brokerage	Risk Management	Total

Deferred revenue at December 31, 2017	$258.7	$171.9	$430.6
Incremental deferred revenue	204.1	73.4	277.5
Revenue recognized during the six-month period ended June 30, 2018 included in deferred revenue at December 31, 2017	(181.0)	(68.2)	(249.2)
Deferred revenue recognized from business acquisitions	12.9	—	12.9

Deferred revenue at June 30, 2018	$294.7	$177.1	$471.8

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of June 30, 2018, the aggregate amount of the contract price allocated to remaining performance obligations was $471.8 million. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total

2018 (remaining six months)	$224.3	$69.9	$294.2
2019	59.6	47.5	107.1
2020	8.2	19.9	28.1
2021	1.7	11.0	12.7
2022	0.4	6.8	7.2
Thereafter	0.5	22.0	22.5

Total	$294.7	$177.1	$471.8

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as “deferred contract costs” which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $55.0 million and $83.3 million as of June 30, 2018 and December 31, 2017, respectively. Capitalized fulfillment costs are amortized on the contract effective date. The amount of amortization of the deferred contract costs was $168.5 million and $153.4 million for the six-month periods ended June 30, 2018, and 2017, respectively.

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

During the six-month period ended June 30, 2018, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Market Financial Group, Ltd and Austin Consulting Group Inc. (MFG) January 1, 2018	53	$3.7	$33.9	$—	$4.2	$4.0	$45.8	$7.0
McGregor & Associates (M&A) March 1, 2018	—	—	13.5	—	2.5	5.1	21.1	12.0
Pronto Insurance (PI) June 5, 2018	—	—	294.8	—	18.7	—	313.5	—
Sixteen other acquisitions completed in 2018	220	12.2	82.0	0.4	9.9	21.9	126.4	52.1

	273	$15.9	$424.2	$0.4	$35.3	$31.0	$506.8	$71.1

On June 26, 2018, we signed a definitive agreement to acquire 100% of the equity interest of Chicago, Illinois-based Reassurance Holdings, Inc., including its wholly-owned subsidiaries Coverdell & Co., Inc. and Carefree Marketing, Inc. for approximately $97.7 million of cash consideration and $24.4 million of common stock consideration, plus a maximum potential earnout of approximately $21.5 million. The transaction was subject to customary closing conditions and closed on July 6, 2018.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.0% to 15.0% for our 2018 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 8.0% to 9.5% for all of our 2018 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended June 30, 2018 and 2017, we recognized $4.9 million and $5.2 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the six-month periods ended June 30, 2018 and 2017, we recognized $10.0 million and $10.3 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.    In addition, during the three-month periods ended June 30, 2018 and 2017, we recognized $10.9 million and $0.1 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 49 and 46 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2018 and 2017, we recognized $8.6 million of income and $6.6 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 76 and 65 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $552.3 million as of June 30, 2018, of which $266.9 million was recorded in our consolidated balance sheet as of June 30, 2018, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the six-month period ended June 30, 2018 (in millions):

	MFG	M&A	PI	Sixteen Other Acquisitions	Total
Cash	$0.1	$—	$7.2	$5.0	$12.3
Other current assets	3.0	0.5	35.3	20.6	59.4
Fixed assets	0.4	1.4	2.6	0.4	4.8
Noncurrent assets	—	—	8.3	—	8.3
Goodwill	24.7	5.2	194.1	70.5	294.5
Expiration lists	20.2	15.1	105.7	63.0	204.0
Non-compete agreements	0.1	0.1	0.3	1.2	1.7
Trade names	—	—	35.4	—	35.4

Total assets acquired	48.5	22.3	388.9	160.7	620.4

Current liabilities	2.3	0.4	31.5	19.3	53.5
Noncurrent liabilities	0.4	0.8	43.9	15.0	60.1

Total liabilities assumed	2.7	1.2	75.4	34.3	113.6

Total net assets acquired	$45.8	$21.1	$313.5	$126.4	$506.8

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $294.5 million, $204.0 million, $1.7 million and $35.4 million, respectively, within the brokerage and risk management segments.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3.0% to 3.5% and 5.0% to 10.0%, respectively, for our 2017 and 2018 acquisitions for which valuations were performed in 2018. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 12.0% to 14.0% for our 2017 and 2018 acquisitions for which valuations were performed in 2018. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, three to five years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2018, we wrote off $5.6 million of amortizable intangible assets related to the brokerage segment. Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2017, we wrote off $1.7 million of amortizable intangible assets related to the brokerage segment.

Of the $204.0 million of expiration lists, $1.7 million of non-compete agreements and $35.4 million of trade names related to our acquisitions made during the six-month period ended June 30, 2018, $132.7 million, $1.1 million and $35.4 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $35.8 million, and a corresponding amount of goodwill, in the six-month period ended June 30, 2018, related to nondeductible amortizable intangible assets.

Our consolidated financial statements for the six-month period ended June 30, 2018 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2017 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2018	2017	2018	2017
Total revenues	$1,683.4	$1,525.8	$3,560.7	$3,211.6
Net earnings attributable to controlling interests	116.8	71.9	395.8	306.0
Basic net earnings per share	0.64	0.40	2.17	1.70
Diluted net earnings per share	0.63	0.40	2.13	1.69

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2017, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the six-month period ended June 30, 2018 totaled approximately $175.1 million. For the six-month period ended June 30, 2018, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the six-month period ended June 30, 2018 in the aggregate, were $26.7 million and $3.2 million, respectively.

5.	Other Current Assets

Major classes of other current assets consist of the following (in millions):

	June 30, 2018	December 31, 2017

Premium finance advances and loans	$302.8	$305.5
Accrued supplemental, direct bill and other receivables	251.9	244.5
Refined coal production related receivables	173.0	156.8
Deferred contract costs	55.0	83.3
Prepaid expenses	95.4	91.5

Total other current assets	$878.1	$881.6

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

6.	Intangible Assets

The carrying amount of goodwill at June 30, 2018 and December 31, 2017 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total

At June 30, 2018
United States	$2,545.3	$25.1	$—	$2,570.4
United Kingdom	732.1	7.1	—	739.2
Canada	360.0	—	—	360.0
Australia	400.7	—	—	400.7
New Zealand	204.5	10.4	—	214.9
Other foreign	115.9	—	2.8	118.7

Total goodwill - net	$4,358.5	$42.6	$2.8	$4,403.9

	Brokerage	Risk Management	Corporate	Total

At December 31, 2017
United States	$2,280.9	$25.8	$—	$2,306.7
United Kingdom	738.5	7.2	—	745.7
Canada	374.0	—	—	374.0
Australia	416.6	—	—	416.6
New Zealand	209.3	9.6	—	218.9
Other foreign	99.9	—	3.0	102.9

Total goodwill - net	$4,119.2	$42.6	$3.0	$4,164.8

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2018 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total

Balance as of December 31, 2017, as previously reported	$4,152.3	$42.6	$3.0	$4,197.9
Adoption of ASC Topic 606	(33.1)	—	—	(33.1)

Balance at December 31, 2017, as restated	4,119.2	42.6	3.0	4,164.8
Goodwill acquired during the period	291.8	2.7	—	294.5
Goodwill adjustments due to appraisals and other acquisition adjustments	2.5	(2.3)	—	0.2
Foreign currency translation adjustments during the period	(55.0)	(0.4)	(0.2)	(55.6)

Balance as of June 30, 2018	$4,358.5	$42.6	$2.8	$4,403.9

Major classes of amortizable intangible assets at June 30, 2018 and December 31, 2017 consist of the following (in millions):

	June 30, 2018	December 31, 2017
Expiration lists	$3,233.4	$3,055.9
Accumulated amortization - expiration lists	(1,547.5)	(1,422.1)

	1,685.9	1,633.8

Non-compete agreements	54.9	53.5
Accumulated amortization - non-compete agreements	(47.4)	(46.1)

	7.5	7.4

Trade names	60.6	25.9
Accumulated amortization - trade names	(23.0)	(22.5)

	37.6	3.4

Net amortizable assets	$1,731.0	$1,644.6

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows:

2018 (remaining six months)	$137.7
2019	263.9
2020	247.3
2021	224.0
2022	200.7
Thereafter	657.4

Total	$1,731.0

7.	Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	June 30, 2018	December 31, 2017
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 2.80%, balloon due June 24, 2018	$—	$50.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due November 30, 2018 and November 30, 2019	100.0	100.0
Semi-annual payments of interest, fixed rate of 3.20%, balloon due June 24, 2019	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due June 24, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due July 10, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.65%, balloon due August 2, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	—
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	—
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	—
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	—
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	—

Total Note Purchase Agreements	3,248.0	2,798.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires April 8, 2021	135.0	190.0

Premium Financing Debt Facility - expires May 18, 2020:
Periodic payments of interest and principal, Interbank rates plus 1.05% for Facility B; plus 0.55% for Facilities C and D
Facility B
AUD denominated tranche	85.0	116.4
NZD denominated tranche	—	5.7
Facility C and D
AUD denominated tranche	15.8	18.5
NZD denominated tranche	10.3	10.5

Total Premium Financing Debt Facility	111.1	151.1

Total corporate and other debt	3,494.1	3,139.1

Less unamortized debt acquisition costs on Note Purchase Agreements	(7.0)	(6.1)

Net corporate and other debt	$3,487.1	$3,133.0

8.	Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2018	2017	2018	2017
Net earnings attributable to controlling interests	$114.9	$70.0	$388.6	$298.8

Weighted average number of common shares outstanding	182.4	179.9	181.9	179.4
Dilutive effect of stock options using the treasury stock method	3.1	1.7	3.3	1.7

Weighted average number of common and common equivalent shares outstanding	185.5	181.6	185.2	181.1

Basic net earnings per share	$0.63	$0.39	$2.14	$1.67

Diluted net earnings per share	$0.62	$0.39	$2.10	$1.65

Options to purchase 1.7 million and 1.7 million shares of common stock were outstanding at June 30, 2018 and 2017, respectively, but were not included in the computation of the dilutive effect of stock options for the three-month periods then ended. Options to purchase 1.0 million and 1.0 million shares of common stock were outstanding at June 30, 2018 and 2017, respectively, but were not included in the computation of the dilutive effect of stock options for the six-month periods then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 3.5 million at June 30, 2018.

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

On March 15, 2018, the compensation committee granted 1,261,000 options under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2021, 2022 and 2023, respectively. On March 16, 2017, the compensation committee granted 1,650,400 options under the 2014 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2020, 2021 and 2022, respectively. The 2018 and 2017 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. For certain of our executive officers age 55 or older, stock options awarded in 2018 and 2017 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. No awards were made during the second quarter of 2018 or 2017.

During the three-month periods ended June 30, 2018 and 2017, we recognized $1.6 million and $4.4 million, respectively, of compensation expense related to our stock option grants. During the six-month periods ended June 30, 2018 and 2017, we recognized $6.4 million and $8.5 million, respectively, of compensation expense related to our stock option grants.

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

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2018 and 2017, as determined on the grant date using the Black-Scholes option pricing model, was $9.27 and $11.42, respectively.

The following is a summary of our stock option activity and related information for 2018 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2018
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	9.5	$45.27
Granted	1.3	70.74
Exercised	(1.0)	36.37
Forfeited or canceled	(0.2)	48.73

Ending balance	9.6	$49.49	4.20	$158.2

Exercisable at end of period	2.7	$42.22	2.21	$62.8

Ending vested and expected to vest	6.6	$52.05	4.95	$93.8

Options with respect to 14.7 million shares (less any shares of restricted stock issued under the LTIP - see Note 11 to these unaudited consolidated financial statements) were available for grant under the LTIP at June 30, 2018.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2018 and 2017 was $33.4 million and $22.8 million, respectively. As of June 30, 2018, we had approximately $39.7 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at June 30, 2018 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$35.71	-	$39.17	1.4	1.35	$37.92	1.4	$37.92
43.71	-	43.71	2.3	4.72	43.71	—	—
46.17	-	46.87	3.0	3.24	46.49	1.3	46.61
47.92	-	63.60	1.6	5.70	56.80	—	—
70.74	-	70.74	1.3	6.71	70.74	—	—

$35.71	-	$70.74	9.6	4.20	$49.49	2.7	$42.22

10.	Deferred Compensation

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

In the first quarter of 2018 and 2017, the compensation committee approved $11.5 million and $14.0 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in first quarters of 2018 and 2017, respectively. No awards were made during the second quarter of 2018 or 2017. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2018 and 2017 awards. During the three-month periods ended June 30, 2018 and 2017, we charged $2.4 million and $3.0 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2018 and 2017, we charged $4.3 million and $4.4 million, respectively, to compensation expense related to these awards.

In the first quarter of 2018 and of 2017, the compensation committee approved $0.9 million and $4.0 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in first quarter 2018 and 2017, respectively. No awards were made during the second quarter of 2018 or 2017. During the three-month periods ended June 30, 2018 and 2017, we charged $0.6 million and $0.5 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2018 and 2017, we charged $1.1 million and $0.9 million, respectively, to compensation expense related to these awards. There were no distributions from the sub-plans during the six-month period ended June 30, 2018.

At June 30, 2018 and December 31, 2017, we recorded $62.9 million (related to 2.8 million shares) and $54.7 million (related to 2.6 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at June 30, 2018 and December 31, 2017 was $183.4 million and $166.0 million, respectively. During the six-month period ended June 30, 2018, there were no distributions under the DEPP. During the six-month period ended June 30, 2017, there were no distributions under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of 2018 and 2017, the compensation committee approved $5.6 million and $5.1 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in second quarter 2018 and 2017, respectively. During the three-month periods ended June 30, 2018 and 2017, we charged $1.0 million and $0.7 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2018 and 2017, we charged $1.8 million and $1.1 million, respectively, to compensation expense related to these awards. There were no distributions from the DCPP during the six-month periods ended June 30, 2018 and 2017, respectively.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At June 30, 2018, 3.5 million shares were available for grant under the LTIP for such awards.

In the first quarter of 2018 and 2017, we granted 420,200 and 477,500 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $28.7 million and $26.8 million, respectively, at the date of grant. These 2018 and 2017 awards of restricted stock units vest as follows: 420,200 units granted in first quarter 2018 and 477,500 units granted in first quarter 2017, vest in full based on continued employment through March 15, 2022 and March 16, 2021, respectively. For certain of our executive officers age 55 or older, restricted stock units awarded in 2018 and 2017 are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. In the second quarter of 2018 and 2017, we granted 18,900 and 21,600 restricted stock units, respectively, to our board members under the LTIP, with a one-year vesting period and an aggregate fair value of $1.3 million and $1.2 million, respectively, at the date of grant.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended June 30, 2018 and 2017, we recognized $8.2 million and $6.5 million, respectively, to compensation expense related to restricted stock unit awards granted in 2008 through 2018. During the six-month periods ended June 30, 2018 and 2017, we recognized $14.6 million and $10.5 million, respectively, to compensation expense related to restricted stock unit awards granted in 2008 through 2018. The total intrinsic value of unvested restricted stock units at June 30, 2018 and 2017 was $125.7 million and $102.7 million, respectively. During the six-month periods ended June 30, 2018 and 2017, equity awards (including accrued dividends) with an aggregate fair value of $22.4 million and $19.6 million was vested and distributed to employees under this plan.

Performance Share Awards

On March 15, 2018 and March 16, 2017, pursuant to the LTIP, the compensation committee approved 78,200 and 86,250, respectively of provisional performance unit awards, with an aggregate fair value of $5.3 million and $4.9 million, respectively, for future grants to our officers. Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved. The 2018 and 2017 awards are subject to a three-year performance period that begins on January 1, 2018 and 2017, respectively, and vest on the three-year anniversary of the date of grant (March 15, 2021 and March 16, 2020). For the 2018 and 2017 awards, at the discretion of the compensation committee and determined based on our performance, the eligible officer will be granted a percentage of the provisional performance unit award based on a new performance measure, growth in adjusted EBITDAC per share. Granted units for the 2018 and 2017 provisional awards will fully vest based on continuous employment through March 16, 2021 and 2020, respectively, and will be settled in shares of our common stock on a one-for-one basis as soon as practicable thereafter. For certain of our executive officers age 55 or older, awards granted in 2018 and 2017 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. No awards were made during the second quarter of 2018 or 2017. During the six-month periods ended June 30, 2018 and 2017, equity awards (including accrued dividends) with an aggregate fair value of $3.7 million and $2.8 million was vested and distributed to employees under this plan.

Cash Awards

On March 15, 2018, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $15.0 million in the aggregate for future grants to our officers and key employees that are denominated in units (219,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2018 provisional award will fully vest based on continuous employment through January 1, 2021. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2020, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2021. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. No awards were made during the second quarter of 2018 or 2017. We did not recognize any compensation expense during the six-month period ended June 30, 2018 related to the 2018 provisional award under the Program.

On March 16, 2017, pursuant to the Program, the compensation committee approved provisional cash awards of $14.3 million in the aggregate for future grant to our officers and key employees that are denominated in units (255,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2017 provisional awards were similar to the terms of the 2018 provisional awards. Based on our performance for 2017, we granted 242,000 units under the Program in first quarter 2018 that will fully vest on January 1, 2020. During the three-month period ended June 30, 2018, we recognized $1.9 million to compensation expense related to these awards. During the six-month period ended June 30, 2018, we recognized $3.9 million to compensation expense related to these awards. We did not recognize compensation expense during the three-month or six-month periods ended June 30, 2017 related to these awards.

On March 17, 2016, pursuant to the Program, the compensation committee approved provisional cash awards of $17.4 million in the aggregate for future grant to our officers and key employees that are denominated in units (397,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2016 provisional awards were similar to the terms of the 2017 provisional awards. Based on our performance for 2016, we granted 383,000 units under the Program in first quarter 2017 that will fully vest on January 1, 2019. During the three-month periods ended June 30, 2018 and 2017, we recognized $2.4 million and $2.7 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2018 and 2017, we recognized $6.6 million and $5.3 million, respectively, to compensation expense related to these awards.

On March 11, 2015, pursuant to the Program, the compensation committee approved provisional cash awards of $14.6 million in the aggregate for future grant to our officers and key employees that are denominated in units (315,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2015 provisional awards were similar to the terms of the 2016 provisional awards. Based on our performance for 2015, we granted 294,000 units under the Program in first quarter 2016 that fully vested on January 1, 2018. During the three-month period ended June 30, 2017, we recognized $1.9 million to compensation expense related to these awards. During the six-month period ended June 30, 2017, we recognized $5.0 million to compensation expense related to these awards.

During the six-month period ended June 30, 2018, cash awards related to the 2015 provisional award with an aggregate fair value of $15.8 million (269,000 units in the aggregate) were vested and distributed to employees under the Program. During the six-month period ended June 30, 2017, cash awards related to the 2014 provisional award with an aggregate fair value of $9.3 million (199,000 units in the aggregate) were vested and distributed to employees under the Program.

12. Investments

The following is a summary of our investments, included in other noncurrent assets in the consolidated balance sheet, and the related funding commitments (in millions):

	June 30, 2018		December 31,
		Funding	2017
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
Clean-coal investments:
Controlling interest in six limited liability companies that own fourteen 2009 Era Clean Coal Plants	7.6	—	10.2
Non-controlling interest in one limited liability company that owns one 2011 Era Clean Coal Plant	0.5	—	0.6
Controlling interest in seventeen limited liability companies that own nineteen 2011 Era Clean Coal Plants	51.1	—	58.5

Other investments	4.7	—	3.8

Total investments	$69.9	$—	$79.1

13.	Derivatives and Hedging Activity

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

We have not received or pledged any collateral related to derivative arrangements at June 30, 2018.

The notional and fair values of derivative instruments are as follows at June 30, 2018 and December 31, 2017 (in millions):

	Notional Amount		Derivative Assets (1)		Derivative Liabilities (2)
	June 30, 2018	Dec 31, 2017	June 30, 2018	Dec 31, 2017	June 30, 2018	Dec 31, 2017

Derivatives accounted for as hedges:
Interest rate contracts	$200.0	$200.0	$5.2	$2.2	$—	$—
Foreign exchange contracts (3)	24.0	18.7	2.7	8.1	6.2	2.9

Total	$224.0	$218.7	$7.9	$10.3	$6.2	$2.9

(1)	Included within other current assets, $7.1 million and $7.7 million at June 30, 2018 and December 31, 2017, respectively, and other noncurrent assets, $0.8 million and $2.7 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Included within other current liabilities, $3.7 million and $1.6 million at June 30, 2018 and December 31, 2017, respectively, and other noncurrent liabilities, $2.5 million and $1.3 million at June 30, 2018 and December 31, 2017, respectively.

(3)	Included within foreign exchange contracts at June 30, 2018 were $96.3 million of call options offset with $92.0 million of put options, and $27.2 million of buy forwards. Included within foreign exchange contracts at December 31, 2017 were $141.0 million of call options offset with $141.0 million of put options, and $13.3 million of buy forwards offset with $31.0 million of sell forwards.

The amounts of derivative gains (losses) recognized in accumulated other comprehensive loss for the six-month periods ended June 30, 2018 and 2017 were as follows (in millions):

	Commission	Compensation	Operating	Interest
	Revenue	Expense	Expense	Expense	Total
June 30, 2018
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$5.9	$5.9
Foreign exchange contracts	(2.5)	(2.1)	(1.5)	—	(6.1)

Total	$(2.5)	$(2.1)	$(1.5)	$5.9	$(0.2)

June 30, 2017
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$(3.0)	$(3.0)
Foreign exchange contracts	6.0	2.0	1.4	—	9.4

Total	$6.0	$2.0	$1.4	$(3.0)	$6.4

The amounts of derivative gains (losses) reclassified from accumulated other comprehensive loss into income (effective portion) for the six-month periods ended June 30, 2018 and 2017 were as follows (in millions):

	Commission	Compensation	Operating	Interest
	Revenue	Expense	Expense	Expense	Total
June 30, 2018
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$0.5	$0.5
Foreign exchange contracts	1.1	0.9	0.6	—	2.6

Total	$1.1	$0.9	$0.6	$0.5	$3.1

June 30, 2017
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$—	$—
Foreign exchange contracts	(5.3)	0.7	0.5	—	(4.1)

Total	$(5.3)	$0.7	$0.5	$—	$(4.1)

We estimate that approximately $2.2 million of pretax loss currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months. The amount of gain (loss) recognized in earnings on the ineffective portion of derivatives for the six-month periods ended June 30, 2018 and 2017 was ($0.1) million and $0.4 million, respectively.

14.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at June 30, 2018 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Note purchase agreements	$50.0	$100.0	$100.0	$75.0	$200.0	$2,723.0	$3,248.0
Credit Agreement	135.0	—	—	—	—	—	135.0
Premium Financing Debt Facility	111.1	—	—	—	—	—	111.1
Interest on debt	70.4	137.4	132.7	127.9	122.4	557.6	1,148.4

Total debt obligations	366.5	237.4	232.7	202.9	322.4	3,280.6	4,642.5
Operating lease obligations	54.7	100.1	85.6	73.3	57.3	144.9	515.9
Less sublease arrangements	(0.8)	(0.8)	(0.6)	(0.6)	(0.4)	(1.2)	(4.4)
Outstanding purchase obligations	24.4	38.0	26.5	14.2	10.8	28.7	142.6
Funding related to the acquistion of Reassurance Holdings, Inc., (see Note 4)	122.1	—	—	—	—	—	122.1

Total contractual obligations	$566.9	$374.7	$344.2	$289.8	$390.1	$3,453.0	$5,418.7

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

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located at 2850 Golf Road, Rolling Meadows, Illinois, where we have approximately 360,000 square feet of space and will accommodate approximately 2,000 employees at peak capacity. Our prior headquarters were located at Two Pierce Place, Itasca, Illinois, where we leased approximately 306,000 square feet of space, or approximately 60% of the building. The lease commitment on the Itasca property expired on February 28, 2018. During first quarter 2017, we relocated our corporate office headquarters to the Rolling Meadows location and totally exited the leased space in third quarter 2017. No move related charges were incurred in the first two quarters of 2018. Relating to the development of our new corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as Edge) tax credit. Incentives from these two programs could total between $60.0 million and $80.0 million over a fifteen-year period. We have recognized approximately $10.0 million of Edge credits through June 30, 2018.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at June 30, 2018. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, and financial guarantees as of June 30, 2018 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2018	2019	2020	2021	2022	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$16.5	$16.5
Financial guarantees	0.1	0.2	0.2	0.2	0.2	0.8	1.7

Total commitments	$0.1	$0.2	$0.2	$0.2	$0.2	$17.3	$18.2

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

Since January 1, 2002, we have acquired 478 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2013 to 2018 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $552.3 million, of which $266.9 million was recorded in our consolidated balance sheet as of June 30, 2018 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at June 30, 2018 or December 31, 2017, that was recourse to us.

At June 30, 2018, we had posted two letters of credit totaling $9.7 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $14.9 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At June 30, 2018, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

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

On April 18, 2018, Nalco Company (Nalco) filed patent infringement lawsuits in the Western District of Wisconsin against two unaffiliated power plants that burn refined coal using the Chem-Mod LLC process. The filing of these complaints followed Nalco’s voluntary dismissal of a complaint originally filed in the Northern District of Illinois in July 2014 against Chem-Mod LLC and other defendants, as previously disclosed in our SEC filings. On July 16, 2018, Nalco amended its complaints to name as additional defendants the two refined coal facilities licensed by Chem-Mod LLC to use the Chem-Mod process to produce and supply refined coal to the two power plants. The newly filed complaints allege that the named defendants have infringed a patent held by Nalco and seek unspecified damages and injunctive relief. Although neither Gallagher nor Chem-Mod LLC is named as a defendant in these lawsuits, we anticipate the defense of these lawsuits will be tendered to Chem-Mod LLC. If so tendered, Chem-Mod LLC intends to defend these matters vigorously. Litigation is inherently uncertain and, accordingly, it is not possible to predict the ultimate disposition of these matters.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $175.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the June 30, 2018 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $1.6 million and below the upper end of the actuarial range by $7.1 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. We recorded tax benefits in connection with our ownership in these investments. At June 30, 2018, we had exposure on $108.2 million of previously earned tax credits. Under the Tax Act, we expect that these previously earned tax credits will be refunded for tax years beginning 2018 and ending in 2021, according to a specific formula. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our June 30, 2018 consolidated balance sheet related to this exposure.

15. Accumulated Other Comprehensive Earnings (Loss)

The after-tax components of our accumulated other comprehensive earnings (loss) attributable to controlling interests consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Earnings (Loss)
Balance as of December 31, 2017, as previously reported	$(43.0)	$(525.8)	$8.9	$(559.9)
Adoption of ASC Topic 606	—	4.5	—	4.5

Balance as of December 31, 2017, as restated	(43.0)	(521.3)	8.9	(555.4)
Reclassifications to retained earnings of income tax effects related to the Tax Act	(7.9)	—	1.3	(6.6)
Net change in period	1.5	(88.4)	(2.5)	(89.4)

Balance as of June 30, 2018	$(49.4)	$(609.7)	$7.7	$(651.4)

The foreign currency translation during the six-month period ended June 30, 2018 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.

During the six-month periods ended June 30, 2018 and 2017, $2.4 million and $2.7 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive earnings (loss) to compensation expense in the statement of earnings. During the six-month periods ended June 30, 2018 and 2017, $3.1 million of income and $4.1 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. During the six-month periods ended June 30, 2018 and 2017, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings.

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

Financial information relating to our segments for the three-month and six-month periods ended June 30, 2018 and 2017 is as follows (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
		2017		2017
	2018	As Restated for Adoption of ASC 606	2018	As Restated for Adoption of ASC 606
Brokerage
Total revenues	$1,000.1	$896.1	$2,195.7	$1,981.0

Earnings before income taxes	$170.6	$125.1	$489.5	$401.6

Identifiable assets at June 30, 2018 and 2017			$13,779.0	$13,202.9

Risk Management
Total revenues	$237.3	$216.8	$467.2	$426.7

Earnings before income taxes	$24.0	$20.6	$45.6	$42.7

Identifiable assets at June 30, 2018 and 2017			$739.5	$714.7

Corporate
Total revenues	$423.0	$376.6	$835.2	$728.2

Loss before income taxes	$(91.0)	$(91.6)	$(189.2)	$(190.6)

Identifiable assets at June 30, 2018 and 2017			$1,712.0	$1,761.8

Disaggregation of Revenue

We disaggregate our revenue from contracts with clients by type and geographic location for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenues by type and segment for the three-month period ended June 30, 2018 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$688.0	$—	$—	$688.0
Fees	220.4	201.8	—	422.2
Supplemental revenues	48.1	—	—	48.1
Contingent revenues	21.8	—	—	21.8
Investment income	15.7	0.1	—	15.8
Gains on books of business sales	6.1	—	—	6.1
Revenues from clean coal activities	—	—	422.4	422.4
Other net revenues	—	—	0.6	0.6

Revenues before reimbursements	1,000.1	201.9	423.0	1,625.0
Reimbursements	—	35.4	—	35.4

Total revenues	$1,000.1	$237.3	$423.0	$1,660.4

Revenues by type and segment for the six-month period ended June 30, 2018 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,527.4	$—	$—	$1,527.4
Fees	473.6	396.7	—	870.3
Supplemental revenues	100.1	—	—	100.1
Contingent revenues	56.7	—	—	56.7
Investment income	28.9	0.3	—	29.2
Gains on books of business sales	9.0	—	—	9.0
Revenues from clean coal activities	—	—	834.6	834.6
Other net revenues	—	—	0.6	0.6

Revenues before reimbursements	2,195.7	397.0	835.2	3,427.9
Reimbursements	—	70.2	—	70.2

Total revenues	$2,195.7	$467.2	$835.2	$3,498.1

Revenues by geographical location and segment for the three-month period ended June 30, 2018 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
United States	$615.5	$197.3	$423.0	$1,235.8
United Kingdom	204.4	8.8	—	213.2
Australia	53.9	25.7	—	79.6
Canada	47.8	1.2	—	49.0
New Zealand	39.4	4.3	—	43.7
Other foreign	39.1	—	—	39.1

Total revenues	$1,000.1	$237.3	$423.0	$1,660.4

Revenues by geographical location and segment for the six-month period ended June 30, 2018 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
United States	$1,468.3	$390.1	$835.2	$2,693.6
United Kingdom	395.4	17.7	—	413.1
Australia	97.5	49.4	—	146.9
Canada	90.6	2.2	—	92.8
New Zealand	69.5	7.8	—	77.3
Other foreign	74.4	—	—	74.4

Total revenues	$2,195.7	$467.2	$835.2	$3,498.1

Revenues by type and segment for the three-month period ended June 30, 2017, as restated for the adoption of ASC Topic 606, are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$618.2	$—	$—	$618.2
Fees	205.5	181.4	—	386.9
Supplemental revenues	35.8	—	—	35.8
Contingent revenues	21.3	—	—	21.3
Investment income	14.2	0.2	—	14.4
Gains on books of business sales	1.1	—	—	1.1
Revenues from clean coal activities	—	—	376.4	376.4
Other net gains	—	—	0.2	0.2

Revenues before reimbursements	896.1	181.6	376.6	1,454.3
Reimbursements	—	35.2	—	35.2

Total revenues	$896.1	$216.8	$376.6	$1,489.5

Revenues by type and segment for the six-month period ended June 30, 2017, as restated for the adoption of ASC Topic 606, are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,378.9	$—	$—	$1,378.9
Fees	433.8	358.1	—	791.9
Supplemental revenues	83.1	—	—	83.1
Contingent revenues	56.3	—	—	56.3
Investment income	26.4	0.3	—	26.7
Gains on books of business sales	2.5	—	—	2.5
Revenues from clean coal activities	—	—	728.2	728.2

Revenues before reimbursements	1,981.0	358.4	728.2	3,067.6
Reimbursements	—	68.3	—	68.3

Total revenues	$1,981.0	$426.7	$728.2	$3,135.9

Revenues by geographical location and segment for the three-month period ended June 30, 2017, as restated for the adoption of ASC Topic 606, are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
United States	$552.1	$185.3	$376.6	$1,114.0
United Kingdom	184.7	7.2	—	191.9
Australia	52.0	19.1	—	71.1
Canada	36.6	0.9	—	37.5
New Zealand	36.8	4.3	—	41.1
Other foreign	33.9	—	—	33.9

Total revenues	$896.1	$216.8	$376.6	$1,489.5

Revenues by geographical location and segment for the six-month period ended June 30, 2017, as restated for the adoption of ASC Topic 606, are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
United States	$1,345.1	$367.7	$728.2	$2,441.0
United Kingdom	346.0	13.6	—	359.6
Australia	92.3	37.8	—	130.1
Canada	68.7	1.7	—	70.4
New Zealand	63.9	5.9	—	69.8
Other foreign	65.0	—	—	65.0

Total revenues	$1,981.0	$426.7	$728.2	$3,135.9

Review by Independent Registered Public Accounting Firm

The interim consolidated financial statements at June 30, 2018 and for the three-month and six-month periods ended June 30, 2018 and 2017 have been reviewed by Ernst & Young LLP, our independent registered public accounting firm, and their report is included herein.

Review Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Arthur J. Gallagher & Co.

Results of Review of Interim Financial Statements

We have reviewed the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of June 30, 2018, the related consolidated statements of earnings and comprehensive earnings for the three-month and six-month periods ended June 30, 2018 and 2017, the consolidated statement of cash flows for the six-month periods ended June 30, 2018 and 2017, the consolidated statement of stockholders’ equity for the six-month period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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

July 27, 2018

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month and six-month periods ended June 30, 2018. Readers should review this information in conjunction with the unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2017.

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

•	Adjusted revenues and expenses - We define these measures as revenues (for the brokerage segment), revenues before reimbursements (for the risk management segment) compensation expense and operating expense, respectively, each adjusted to exclude the following:

•	Net gains realized from sales of books of business, which are primarily net proceeds received related to sales of books of business and other divestiture transactions.

•	Acquisition integration costs, which include costs related to certain of our large acquisitions, outside the scope of our usual tuck-in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition with our IT related systems.

•	Workforce related charges, which primarily include severance costs related to employee terminations and other costs associated with redundant workforce.

•	Lease termination related charges, which primarily include costs related to terminations of real estate leases and abandonment of leased space.

•	Acquisition related adjustments, which include changes in estimated acquisition earnout payables adjustments, impacts of acquisition valuation true-ups, impairment charges and acquisition related compensation charges.

•	The impact of foreign currency translation, as applicable. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same periods in the prior year.

•	For the litigation settlement and home office lease termination/move adjustments for the corporate segment, see page 71 for a more detailed description of the nature of these adjustments.

•	Adjusted ratios - Adjusted compensation expense and operating expense, respectively, each divided by adjusted revenues.

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

•	EBITDAC and EBITDAC Margin - EBITDAC is net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables and EBITDAC margin is EBITDAC divided by total revenues (for the brokerage segment) and revenues before reimbursements (for the risk management segment). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance and, for the overall business, provide a meaningful way to measure its financial performance on an ongoing basis.

•	Adjusted EBITDAC and Adjusted EBITDAC Margin - Adjusted EBITDAC is EBITDAC adjusted to exclude gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance and, are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•	Adjusted EPS for the Brokerage and Risk Management segments - We define this measure as net earnings adjusted to exclude the after-tax impact of gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges and acquisition related adjustments, the period-over-period impact of foreign currency translation, as applicable, divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

Organic Revenues (a non-GAAP measure) - For the brokerage segment, organic change in base commission and fee revenues, supplemental revenues and contingent revenues exclude the first twelve months of such revenues generated from acquisitions and such revenues related to operations disposed of in each year presented. These revenues are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, organic change in base commission and fee revenues, supplemental revenues and contingent revenues exclude the period-over-period impact of foreign currency translation. For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions and the fee revenues related to operations disposed of in each year presented. In addition, change in organic growth excludes the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or are due to the limited-time nature of these revenue sources.

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

Overview and Second Quarter 2018 Highlights

We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. In the six-month period ended June 30, 2018, we generated approximately 70.0% of our revenues for the combined brokerage and risk management segments domestically and 30.0% internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 63%, 14% and 23%, respectively, to revenues during the six-month period ended June 30, 2018. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

We typically cite the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment, but the second quarter 2018 survey had not been published as of the filing date of this report. We anticipate that the trends noted in the first quarter 2018 survey will likely be similar to what will be reported for second quarter 2018. The first quarter 2018 CIAB survey indicated that commercial property/casualty rates increased by 1.7%, on average, across all lines.

In 2018, we see increases in retail property/casualty rates and modest property/casualty exposure growth. We also see employment growth along with complexity and uncertainty surrounding the Affordable Care Act as tailwinds for our employee benefit consulting and brokerage business. In addition, our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. Internationally, the U.K. retail and Canada property/casualty markets are similar to the U.S., pricing is flat in London Specialty, and we are experiencing an improving market in Australia and New Zealand. Overall, we believe in a mostly positive rate environment with modestly growing exposure units, our professionals can demonstrate our expertise and high quality value added capabilities by strengthening our clients’ insurance portfolio. Based on our experience, insurance carriers appear to be making rational pricing decisions. In lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. As carriers reach their profitability targets in lines, rates may start to flatten. In summary, in this environment, clients can still obtain coverage, businesses continue to stay in standard-line markets and there is adequate capacity in the insurance market. It is not clear whether the rate retraction will continue due to uncertainty of the current economic environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

New Accounting Statement Impact on Consolidated Financial Statements

As a result of adopting a new revenue recognition accounting statement, we restated our consolidated financial statements and related information from amounts previously reported herein. Notes 2 and 3 to our unaudited consolidated financial statements included in this report contain information regarding the impact the new revenue recognition accounting standard had on our future financial presentation. This new standard was effective for us in first quarter 2018. While the adoption of the new standard did not have a material impact on the presentation of our consolidated results of operations on an annual basis, there was a material impact on the presentation of our results in certain quarters due to timing changes in the recognition of certain revenue and expenses. As a result, we did experience a different “seasonality” in our quarterly results after adoption of the new standard, with a shift in the timing of revenue recognized from the second, third and fourth quarters to the first quarter.

Summary of Financial Results - Three-Month Periods Ended June 30, 2018 and 2017

See the reconciliations of non-GAAP measures on page 49.

(Dollars in millions, except per share data)	2nd Quarter 2018		2nd Quarter 2017		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$1,000.1	$994.0	$896.1	$906.4	12%	10%
Organic revenues		$938.6		$886.7		5.9%
Net earnings	$127.5		$82.4		55%
Net earnings margin	12.8%		9.2%		+355 bpts
Adjusted EBITDAC		$254.3		$224.6		13%
Adjusted EBITDAC margin		25.6%		24.8%		+80 bpts
Diluted net earnings per share	$0.68	$0.67	$0.44	$0.50	55%	34%
Risk Management Segment
Revenues before reimbursements	$201.9	$201.9	$181.6	$181.8	11%	11%
Organic revenues		$199.9		$181.6		10.1%
Net earnings	$17.6		$13.0		35%
Net earnings margin (before reimbursements)	8.7%		7.2%		+156 bpts
Adjusted EBITDAC		$35.8		$29.7		21%
Adjusted EBITDAC margin (before reimbursements)		17.7%		16.3%		+139 bpts
Diluted net earnings per share	$0.09	$0.10	$0.07	$0.07	29%	43%
Corporate Segment
Diluted net earnings per share	$(0.15)	$(0.15)	$(0.12)	$(0.09)	-25%	-67%
Total Company
Diluted net earnings per share	$0.62	$0.62	$0.39	$0.48	59%	29%

Summary of Financial Results - Six-Month Periods Ended June 30, 2018 and 2017

See the reconciliations of non-GAAP measures on page 50.

(Dollars in millions, except per share data)	Six Months 2018		Six Months 2017		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$2,195.7	$2,186.7	$1,981.0	$2,014.2	11%	9%
Organic revenues		$2,082.2		$1,977.1		5.3%
Net earnings	$366.7		$262.0		40%
Net earnings margin	16.7%		13.2%		+347 bpts
Adjusted EBITDAC		$669.5		$604.8		11%
Adjusted EBITDAC margin		30.6%		30.0%		+59 bpts
Diluted net earnings per share	$1.94	$1.97	$1.40	$1.52	39%	30%
Risk Management Segment
Revenues before reimbursements	$397.0	$397.0	$358.4	$359.9	11%	10%
Organic revenues		$391.6		$359.6		8.9%
Net earnings	$33.5		$26.8		25%
Net earnings margin (before reimbursements)	8.4%		7.5%		+96 bpts
Adjusted EBITDAC		$67.9		$60.3		13%
Adjusted EBITDAC margin (before reimbursements)		17.1%		16.8%		+35 bpts
Diluted net earnings per share	$0.18	$0.19	$0.15	$0.15	20%	27%
Corporate Segment
Diluted net earnings per share	$(0.02)	$(0.02)	$0.10	$0.17	-120%	-112%
Total Company
Diluted net earnings per share	$2.10	$2.14	$1.65	$1.84	27%	16%

In our corporate segment, net after-tax earnings from our clean energy investments were $14.4 million and $10.9 million in the three-month periods ended June 30, 2018 and 2017, respectively. In our corporate segment, net after-tax earnings from our clean energy investments were $66.9 million and $74.0 million in the six-month periods ended June 30, 2018 and 2017, respectively. We anticipate our clean energy investments to generate between $112.0 million and $118.0 million in net earnings in 2018. We expect to use the additional cash flow generated by these earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three-month period ended June 30, 2018 with the same period in 2017. In addition, these tables provides reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 54 and 61, respectively, of this filing.

For the Three-Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before Reimbursements		Net Earnings		EBITDAC		Diluted Net Earnings Per Share
Segment	2018	2017	2018	2017	2018	2017	2018	2017	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$1,000.1	$896.1	$127.5	$82.4	$251.1	$210.5	$0.68	$0.44
Gains on book sales	(6.1)	(1.1)	(4.7)	(0.8)	(6.1)	(1.1)	(0.02)	—
Acquisition integration	—	—	—	2.3	—	3.3	—	0.01
Workforce & lease termination	—	—	2.7	3.7	3.5	5.4	0.01	0.02
Acquisition related adjustments	—	—	0.4	3.7	5.8	3.7	—	0.02
Levelized foreign currency translation	—	11.4	—	1.4	—	2.8	—	0.01

Brokerage, as adjusted *	994.0	906.4	125.9	92.7	254.3	224.6	0.67	0.50

Risk Management, as reported	201.9	181.6	17.6	13.0	34.7	29.5	0.09	0.07
Workforce & lease termination	—	—	0.8	0.2	1.1	0.3	0.01	—
Acquisition related adjustments	—	—	—	—	—	—	—	—
Levelized foreign currency translation	—	0.2	—	(0.1)	—	(0.1)	—	—

Risk Management, as adjusted *	201.9	181.8	18.4	13.1	35.8	29.7	0.10	0.07

Corporate, as reported	423.0	376.6	(21.4)	(17.1)	(50.1)	(53.9)	(0.15)	(0.12)
Litigation settlement	—	—	—	4.4	—	5.6	—	0.02
Home office lease termination/move	—	—	—	1.8	—	3.0	—	0.01

Corporate, as adjusted *	423.0	376.6	(21.4)	(10.9)	(50.1)	(45.3)	(0.15)	(0.09)

Total Company, as reported	$1,625.0	$1,454.3	$123.7	$78.3	$235.7	$186.1	$0.62	$0.39	59%

Total Company, as adjusted *	$1,618.9	$1,464.8	$122.9	$94.9	$240.0	$209.0	$0.62	$0.48	29%

Total Brokerage & Risk
Management, as reported	$1,202.0	$1,077.7	$145.1	$95.4	$285.8	$240.0	$0.77	$0.51	51%

Total Brokerage & Risk
Management, as adjusted *	$1,195.9	$1,088.2	$144.3	$105.8	$290.1	$254.3	$0.77	$0.57	35%

*	For the three-month period ended June 30, 2018, the pretax impact of the brokerage segment adjustments totals $2.1 million, with a corresponding adjustment to the provision for income taxes of $0.5 million relating to these items. The pretax impact of the risk management segment adjustments totals $1.1 million, with a corresponding adjustment to the provision for income taxes of $0.3 million relating to these items.

For the three-month period ended June 30, 2017, the pretax impact of the brokerage segment adjustments totals $14.9 million, with a corresponding adjustment to the provision for income taxes of $4.6 million relating to these items. The pretax impact of the risk management segment adjustment totals $0.1 million, with a corresponding adjustment to the provision for income taxes of $0.0 million relating to that item. The pretax impact of the corporate segment adjustments totals $8.6 million, with a corresponding adjustment to the benefit for income taxes of $2.4 million relating to that item.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the six-month period ended June 30, 2018 with the same period in 2017. In addition, these tables provides reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 54 and 61, respectively, of this filing.

For the Six-Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before Reimbursements		Net Earnings		EBITDAC		Diluted Net Earnings Per Share
Segment	2018	2017	2018	2017	2018	2017	2018	2017	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$2,195.7	$1,981.0	$366.7	$262.0	$658.9	$577.3	$1.94	$1.40
Gains on book sales	(9.0)	(2.5)	(6.9)	(1.8)	(9.0)	(2.5)	(0.04)	(0.01)
Acquisition integration	—	—	—	4.3	—	6.2	—	0.02
Workforce & lease termination	—	—	8.4	6.4	11.1	9.3	0.05	0.04
Acquisition related adjustments	—	—	4.3	9.9	8.5	6.0	0.02	0.05
Levelized foreign currency translation	—	35.7	—	3.7	—	8.5	—	0.02

Brokerage, as adjusted *	2,186.7	2,014.2	372.5	284.5	669.5	604.8	1.97	1.52

Risk Management, as reported	397.0	358.4	33.5	26.8	66.6	59.7	0.18	0.15
Workforce & lease termination	—	—	1.0	0.3	1.3	0.5	0.01	—
Acquisition related adjustments	—	—	(0.1)	—	—	—	—	—
Levelized foreign currency translation	—	1.5	—	—	—	0.1	—	—

Risk Management, as adjusted *	397.0	359.9	34.4	27.1	67.9	60.3	0.19	0.15

Corporate, as reported	835.2	728.2	9.5	31.5	(110.0)	(115.8)	(0.02)	0.10
Litigation settlement	—	—	—	8.8	—	11.1	—	0.05
Home office lease termination/move	—	—	—	4.2	—	7.0	—	0.02

Corporate, as adjusted *	835.2	728.2	9.5	44.5	(110.0)	(97.7)	(0.02)	0.17

Total Company, as reported	$3,427.9	$3,067.6	$409.7	$320.3	$615.5	$521.2	$2.10	$1.65	27%

Total Company, as adjusted *	$3,418.9	$3,102.3	$416.4	$356.1	$627.4	$567.4	$2.14	$1.84	16%

Total Brokerage & Risk
Management, as reported	$2,592.7	$2,339.4	$400.2	$288.8	$725.5	$637.0	$2.12	$1.55	37%

Total Brokerage & Risk
Management, as adjusted *	$2,583.7	$2,374.1	$406.9	$311.6	$737.4	$665.1	$2.16	$1.67	29%

*	For the six-month period ended June 30, 2018, the pretax impact of the brokerage segment adjustments totals $7.7 million, with a corresponding adjustment to the provision for income taxes of $1.9 million relating to these items. The pretax impact of the risk management segment adjustments totals $1.2 million, with a corresponding adjustment to the provision for income taxes of $0.3 million relating to these items.

For the six-month period ended June 30, 2017, the pretax impact of the brokerage segment adjustments totals $32.3 million, with a corresponding adjustment to the provision for income taxes of $9.9 million relating to these items. The pretax impact of the risk management segment adjustment totals $0.5 million, with a corresponding adjustment to the provision for income taxes of $0.2 million relating to that item. The pretax impact of the corporate segment adjustments totals $18.1 million, with a corresponding adjustment to the benefit for income taxes of $5.1 million relating to that item.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Quarter Ended June 30, 2018
Brokerage, as reported	$170.6	$43.1	$127.5	$2.1	$125.4	$0.68
Gains on book sales	(6.1)	(1.4)	(4.7)	—	(4.7)	(0.02)
Workforce & lease termination	3.5	0.8	2.7	—	2.7	0.01
Acquisition related adjustments	0.5	0.1	0.4	—	0.4	—

Brokerage, as adjusted	$168.5	$42.6	$125.9	$2.1	$123.8	$0.67

Risk Management, as reported	$24.0	$6.4	$17.6	$—	$17.6	$0.09
Workforce & lease termination	1.1	0.3	0.8	—	0.8	0.01

Risk Management, as adjusted	$25.1	$6.7	$18.4	$—	$18.4	$0.10

Quarter Ended June 30, 2017
Brokerage, as reported	$125.1	$42.7	$82.4	$1.9	$80.5	$0.44
Gains on book sales	(1.1)	(0.3)	(0.8)	—	(0.8)	—
Acquisition integration	3.3	1.0	2.3	—	2.3	0.01
Workforce & lease termination	5.4	1.7	3.7	—	3.7	0.02
Acquisition related adjustments	5.3	1.6	3.7	—	3.7	0.02
Levelized foreign currency translation	2.0	0.6	1.4	—	1.4	0.01

Brokerage, as adjusted	$140.0	$47.3	$92.7	$1.9	$90.8	$0.50

Risk Management, as reported	$20.6	$7.6	$13.0	$—	$13.0	$0.07
Workforce & lease termination	0.3	0.1	0.2	—	0.2	—
Levelized foreign currency translation	(0.2)	(0.1)	(0.1)	—	(0.1)	—

Risk Management, as adjusted	$20.7	$7.6	$13.1	$—	$13.1	$0.07

Corporate, as reported	$(91.6)	$(74.5)	$(17.1)	$6.4	$(23.5)	$(0.12)
Litigation settlement	5.6	1.2	4.4	—	4.4	0.02
Home office lease termination/move	3.0	1.2	1.8	—	1.8	0.01

Corporate, as adjusted	$(83.0)	$(72.1)	$(10.9)	$6.4	$(17.3)	$(0.09)

(In millions except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Six-Months Ended June 30, 2018
Brokerage, as reported	$489.5	$122.8	$366.7	$7.1	$359.6	$1.94
Gains on book sales	(9.0)	(2.1)	(6.9)	—	(6.9)	(0.04)
Workforce & lease termination	11.1	2.7	8.4	—	8.4	0.05
Acquisition related adjustments	5.6	1.3	4.3	—	4.3	0.02

Brokerage, as adjusted	$497.2	$124.7	$372.5	$7.1	$365.4	$1.97

Risk Management, as reported	$45.6	$12.1	$33.5	$—	$33.5	$0.18
Workforce & lease termination	1.3	0.3	1.0	—	1.0	0.01
Acquisition related adjustments	(0.1)	—	(0.1)	—	(0.1)	—

Risk Management, as adjusted	$46.8	$12.4	$34.4	$—	$34.4	$0.19

Six-Months Ended June 30, 2017
Brokerage, as reported	$401.6	$139.6	$262.0	$8.3	$253.7	$1.40
Gains on book sales	(2.5)	(0.7)	(1.8)	—	(1.8)	(0.01)
Acquisition integration	6.2	1.9	4.3	—	4.3	0.02
Workforce & lease termination	9.3	2.9	6.4	—	6.4	0.04
Acquisition related adjustments	14.3	4.4	9.9	—	9.9	0.05
Levelized foreign currency translation	5.0	1.4	3.6	—	3.6	0.02

Brokerage, as adjusted	$433.9	$149.5	$284.4	$8.3	$276.1	$1.52

Risk Management, as reported	$42.7	$15.9	$26.8	$—	$26.8	$0.15
Workforce & lease termination	0.5	0.2	0.3	—	0.3	—
Levelized foreign currency translation	—	—	—	—	—	—

Risk Management, as adjusted	$43.2	$16.1	$27.1	$—	$27.1	$0.15

Corporate, as reported	$(190.6)	$(222.1)	$31.5	$13.2	$18.3	$0.10
Litigation settlement	11.1	2.3	8.8	—	8.8	0.05
Home office lease termination/move	7.0	2.8	4.2	—	4.2	0.02

Corporate, as adjusted	$(172.5)	$(217.0)	$44.5	$13.2	$31.3	$0.17

Results of Operations

Brokerage

The brokerage segment accounted for 63% of our revenues during the six-month period ended June 30, 2018. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our brokerage segment generates revenues by:

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

Financial information relating to our brokerage segment results for the three-month and six-month periods ended June 30, 2018 as compared to the same periods in 2017, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2018	2017	Change	2018	2017	Change
Commissions	$688.0	$618.2	$69.8	$1,527.4	$1,378.9	$148.5
Fees	220.4	205.5	14.9	473.6	433.8	39.8
Supplemental revenues	48.1	35.8	12.3	100.1	83.1	17.0
Contingent revenues	21.8	21.3	0.5	56.7	56.3	0.4
Investment income	15.7	14.2	1.5	28.9	26.4	2.5
Gains realized on books of business sales	6.1	1.1	5.0	9.0	2.5	6.5

Total revenues	1,000.1	896.1	104.0	2,195.7	1,981.0	214.7

Compensation	584.3	534.4	49.9	1,209.7	1,103.0	106.7
Operating	164.7	151.2	13.5	327.1	300.7	26.4
Depreciation	14.3	16.1	(1.8)	29.1	31.0	(1.9)
Amortization	72.5	64.4	8.1	139.4	128.0	11.4
Change in estimated acquisition earnout payables	(6.3)	4.9	(11.2)	0.9	16.7	(15.8)

Total expenses	829.5	771.0	58.5	1,706.2	1,579.4	126.8

Earnings before income taxes	170.6	125.1	45.5	489.5	401.6	87.9
Provision for income taxes	43.1	42.7	0.4	122.8	139.6	(16.8)

Net earnings	127.5	82.4	45.1	366.7	262.0	104.7
Net earnings attributable to noncontrolling interests	2.1	1.9	0.2	7.1	8.3	(1.2)

Net earnings attributable to controlling interests	$125.4	$80.5	$44.9	$359.6	$253.7	$105.9

Diluted net earnings per share	$0.68	$0.44	$0.24	$1.94	$1.40	$0.54

Other Information
Change in diluted net earnings per share	55%	22%		39%	16%
Growth in revenues	12%	6%		11%	6%
Organic change in commissions and fees	5%	3%		5%	3%
Compensation expense ratio	58%	60%		55%	56%
Operating expense ratio	16%	17%		15%	15%
Effective income tax rate	25%	34%		25%	35%
Workforce at end of period (includes acquisitions)				21,944	19,425
Identifiable assets at June 30				$13,779.0	$13,202.9
EBITDAC
Net earnings	$127.5	$82.4	$45.1	$366.7	$262.0	$104.7
Provision for income taxes	43.1	42.7	0.4	122.8	139.6	(16.8)
Depreciation	14.3	16.1	(1.8)	29.1	31.0	(1.9)
Amortization	72.5	64.4	8.1	139.4	128.0	11.4
Change in estimated acquisition earnout payables	(6.3)	4.9	(11.2)	0.9	16.7	(15.8)

EBITDAC	$251.1	$210.5	$40.6	$658.9	$577.3	$81.6

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2018 to the same periods in 2017 (in millions):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
	2018	2017	Change	2018	2017	Change
Net earnings, as reported	$127.5	$82.4	54.7%	$366.7	$262.0	40.0%
Provision for income taxes	43.1	42.7		122.8	139.6
Depreciation	14.3	16.1		29.1	31.0
Amortization	72.5	64.4		139.4	128.0
Change in estimated acquisition earnout payables	(6.3)	4.9		0.9	16.7

EBITDAC	251.1	210.5	19.3%	658.9	577.3	14.1%
Gains from books of business sales	(6.1)	(1.1)		(9.0)	(2.5)
Acquisition integration	—	3.3		—	6.2
Acquisition related adjustments	5.8	3.7		8.5	6.0
Workforce and lease termination related charges	3.5	5.4		11.1	9.3
Levelized foreign currency translation	—	2.8		—	8.5

EBITDAC, as adjusted	$254.3	$224.6	13.2%	$669.5	$604.8	10.7%

Net earnings margin, as reported	12.8%	9.2%	+ 355 bpts	16.7%	13.2%	+347 bpts

EBITDAC margin, as adjusted	25.6%	24.8%	+ 80 bpts	30.6%	30.0%	+ 59 bpts

Reported revenues	$1,000.1	$896.1		$2,195.7	$1,981.0

Adjusted revenues - see pages 49 and 50	$994.0	$906.4		$2,186.7	$2,014.2

Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended June 30, 2018, compared to the same period in 2017, was due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2018 ($37.4 million), and to organic change in base commissions and fee revenues. Commissions and fees in the three-month period ended June 30, 2018 included new business production and renewal rate increases of $102.5 million, which was partially offset by lost business of $55.2 million. The organic change in base commissions and fee revenues was 5.0% and 3.1% for the three-month periods ended June 30, 2018 and 2017, respectively.

The aggregate increase in base commissions and fees for the six-month period ended June 30, 2018, compared to the same period in 2017, was due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2018 ($72.1 million), and to organic change in base commissions and fee revenues. Commissions and fees in the six-month period ended June 30, 2018 included new business production and renewal rate increases of $243.7 million, which was partially offset by lost business of $127.5 million. The organic change in base commissions and fee revenues was 5.1% and 2.9% for the six-month periods ended June 30, 2018 and 2017, respectively.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2018 include the following (in millions):

	For the Three-Month Period Ended June 30, 2018			For the Six-Month Period Ended June 30, 2018
	2018	2017	Change	2018	2017	Change
Organic Revenues (Non-GAAP)
Base Commissions and Fees
Commission and fees, as reported	$908.4	$823.7	10.3%	$2,001.0	$1,812.7	10.4%
Less commission and fee revenues from acquisitions	(37.4)	—		(72.1)	—
Less disposed of operations	—	(4.9)		—	(9.3)
Levelized foreign currency translation	—	10.8		—	32.8

Organic base commission and fees	$871.0	$829.6	5.0%	$1,928.9	$1,836.2	5.1%

Supplemental revenues
Supplemental revenues, as reported	$48.1	$35.8	34.4%	$100.1	$83.1	20.5%
Less supplemental revenues from acquisitions	(0.5)	—		(1.0)	—
Less disposed of operations	—	—		—	—
Levelized foreign currency translation	—	0.6		—	1.8

Organic supplemental revenues	$47.6	$36.4	30.8%	$99.1	$84.9	16.7%

Contingent revenues
Contingent revenues, as reported	$21.8	$21.3	2.4%	$56.7	$56.3	0.7%
Less contingent revenues from acquisitions	(1.8)	—		(2.5)	—
Less disposed of operations	—	(0.6)		—	(0.6)
Levelized foreign currency translation	—	—		—	0.3

Organic contingent revenues	$20.0	$20.7	-3.4%	$54.2	$56.0	-3.2%

Total reported commissions, fees, supplemental revenues and contingent revenues	$978.3	$880.8	11.1%	$2,157.8	$1,952.1	10.5%
Less commission and fee revenues from acquisitions	(39.7)	—		(75.6)	—
Less disposed of operations	—	(5.5)		—	(9.9)
Levelized foreign currency translation	—	11.4		—	34.9

Total organic commissions, fees, supplemental revenues and contingent revenues	$938.6	$886.7	5.9%	$2,082.2	$1,977.1	5.3%

The following is a summary of brokerage segment acquisition activity for 2018 and 2017:

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2018	2017	2018	2017
Number of acquisitions closed	12	9	18	21

Estimated annualized revenues acquired (in millions)	$145.2	$30.3	$171.9	$92.8

Rollover revenues recognized in period from 2017 and Q1 2018 acquisitions (in millions)	$28.5		$64.4
Portion of Q2 2018 acquisitions revenues recognized in period (in millions)	11.2		11.2

Total	$39.7		$75.6

We issued 93,000 shares of our common stock for tax-free exchange acquisitions and repurchased 175,000 shares in the first quarter of 2018. We issued 213,000 shares of our common stock for tax-free exchange acquisitions in the second quarter of 2018.

Supplemental and contingent commissions - Reported supplemental and contingent commission revenues recognized in 2018 and 2017 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2018
Reported supplemental revenues	$52.0	$48.1			$100.1
Reported contingent revenues	34.9	21.8			56.7

Reported supplemental and contingent revenues	$86.9	$69.9			$156.8

2017
Reported supplemental revenues	$47.3	$35.8	$36.9	$38.0	$158.0
Reported contingent revenues	35.0	21.3	21.8	21.4	99.5

Reported supplemental and contingent revenues	$82.3	$57.1	$58.7	$59.4	$257.5

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing and one-time gains related to sales of books of business which were $6.1 million and $1.1 million for the three-month periods ended June 30, 2018 and 2017, respectively, and $9.0 million and $2.5 million for the six-month periods ended June 30, 2018 and 2017, respectively. Investment income in the three-month and six-month periods ended June 30, 2018 increased slightly compared to the same period in 2017, primarily due to increases in interest income from our Australia and New Zealand premium financing business, which relates to an increase in the volume of premium financing business written in 2018, and increases in interest income earned on client held funds.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2018 with the same periods in 2017 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2018	2017	2018	2017
Compensation expense, as reported	$584.3	$534.4	$1,209.7	$1,103.0
Acquisition integration	—	(2.6)	—	(3.7)
Workforce related charges	(2.9)	(4.3)	(6.8)	(7.8)
Acquisition related adjustments	(5.8)	(3.7)	(8.5)	(6.0)
Levelized foreign currency translation	—	6.3	—	21.5

Compensation expense, as adjusted	$575.6	$530.1	$1,194.4	$1,107.0

Reported compensation expense ratios	58.4%	59.6%	55.1%	55.7%

Adjusted compensation expense ratios	57.9%	58.5%	54.6%	55.0%

Reported revenues	$1,000.1	$896.1	$2,195.7	$1,981.0

Adjusted revenues - see pages 49 and 50	$994.0	$906.4	$2,186.7	$2,014.2

The increase in compensation expense for the three-month period ended June 30, 2018, compared to the same period in 2017, was primarily due to increased headcount, salary increases and increases in incentive compensation linked to operating results ($50.6 million in the aggregate), increases in employee benefits - $4.4 million, temporary staffing - $0.3 million, offset by decreases in stock compensation expense - $2.9 million, severance related costs - $1.4 million deferred compensation - $0.7 million and earnout related compensation charges - $0.4 million. The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2018.

The increase in compensation expense for the six-month period ended June 30, 2018, compared to the same period in 2017, was primarily due to increased headcount, salary increases and increases in incentive compensation linked to operating results ($99.5 million in the aggregate), increases in employee benefits - $9.7 million, temporary staffing - $0.5 million and deferred compensation - $0.1 million, offset by decreases in stock compensation expense - $1.7 million, severance related costs - $1.0 million and earnout related compensation charges - $0.4 million. The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2018.

Operating expense - The following provides information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2018 with the same period in 2017 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2018	2017	2018	2017
Operating expense, as reported	$164.7	$151.2	$327.1	$300.7
Acquisition integration	-	(0.7)	—	(2.5)
Workforce and lease termination related charges	(0.6)	(1.1)	(4.3)	(1.5)
Levelized foreign currency translation	—	2.3	—	5.7

Operating expense, as adjusted	$164.1	$151.7	$322.8	$302.4

Reported operating expense ratios	16.5%	16.9%	14.9%	15.2%

Adjusted operating expense ratios	16.5%	16.7%	14.8%	15.0%

Reported revenues	$1,000.1	$896.1	$2,195.7	$1,981.0

Adjusted revenues - see pages 49 and 50	$994.0	$906.4	$2,186.7	$2,014.2

The increase in operating expense for the three-month period ended June 30, 2018 compared to the same period in 2017, was primarily due to unfavorable foreign currency translation - $0.4 million and increases in technology expenses - $8.0 million, meeting and client entertainment expense - $2.6 million, employee related expense - $1.7 million, outside services expense - $1.1 million, bad debt expense - $0.8 million, office supplies $0.8 million, licenses and fees - $0.5 million, real estate expenses - $0.4 million, premium financing expense - $0.1 million, professional and banking fees - $0.1 million and deferred operating expense - $0.1 million, partially offset by decreases in outside consulting fees - $2.2 million, business insurance - $0.8 million, lease termination charges - $0.5 million, and other expense - $0.3 million. Also impacting operating expense in the three-month period ended June 30, 2018, was expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2018.

The increase in operating expense for the six-month period ended June 30, 2018 compared to the same period in 2017, was primarily due to increases in technology expenses - $14.7 million, meeting and client entertainment expense - $6.3 million, lease termination charges - $2.8 million, employee related expense - $2.3 million, licenses and fees - $1.4 million, real estate expenses - $1.2 million, outside services expense - $1.0 million, office supplies - $0.8 million, bad debt expense - $0.6 million, premium financing expense - $0.2 million, business insurance - $0.1 million and other expense - $0.1 million, partially offset by favorable foreign currency translation - $0.9 million and decreases in outside consulting fees - $5.0 million, professional and banking fees - $0.2 million and deferred operating expense - $0.2 million. Also impacting operating expense in the six-month period ended June 30, 2018, was expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2018.

Depreciation - Depreciation expense decreased in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017 by $1.8 million and $1.9 million, respectively. These decreases reflect the impact of fully depreciated assets in 2018 and disposals of furniture, equipment and leasehold improvements related to sales of operations and lease abandonment activity in 2018 and the later part of 2017.

Amortization - The increase in amortization expense in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017 were primarily due to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2018. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, three to five years for non-compete agreements and two to fifteen years for trade names). Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2018, we wrote off $5.6 million of amortizable intangible assets related to the brokerage segment. Based on the results of impairment reviews during the three-month and six-month periods ended June 30, 2017, we wrote off $1.7 million of amortizable intangible assets related to the brokerage segment.

Change in estimated acquisition earnout payables - The changes in expense from the change in estimated acquisition earnout payables in the three-month and six-month periods ended June 30, 2018, compared to the same periods in 2017, were primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended June 30, 2018 and 2017, we recognized $4.6 million and $5.0 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2015 to 2018. During the six-month periods ended June 30, 2018 and 2017, we recognized $9.4 million and $10.1 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2014 to 2018. In addition, during the three-month periods ended June 30, 2018 and 2017, we recognized $10.9 million and $0.1 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 49 and 46 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2018 and 2017, we recognized $8.5 million of income and $6.6 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 76 and 65 acquisitions, respectively.

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

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2018 and 2017, were 25.3% (25.6% on a controlling interests basis) and 34.1% (34.7% on a controlling interests basis), respectively. The brokerage segment’s effective income tax rates for the six-month periods ended June 30, 2018 and 2017, were 25.1% (25.5% on a controlling interests basis) and 34.8% (35.5% on a controlling interests basis), respectively. In fourth quarter 2017, new tax legislation was enacted in the U.S., which lowered the U.S. corporate tax rate from 35.0% to 21.0%, effective January 1, 2018. The impact of the adjustment of our deferred tax asset and liability balances in 2017 to reflect the U.S. rate change on the provision for income taxes in the brokerage segment was immaterial. See the U.S. Federal income tax law changes and SEC Staff Accounting Bulletin No. 118 in the Corporate Segment below for an additional discussion on the impact of the U.S. enacted tax legislation, commonly referred to as the Tax Cuts and Jobs Act. We anticipate reporting an effective tax rate of approximately 24.0% to 26.0% in our brokerage segment for the foreseeable future.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended June 30, 2018 and 2017, include noncontrolling interest earnings of $2.1 million and $1.9 million, respectively, and $7.1 million and $8.3 million, respectively, for the six-month periods ended June 30, 2018 and 2017, primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum). We are partners in this venture with Grahame Chilton, the CEO of our International Brokerage Division. We are the controlling partner, participating in 33% of Capsicum’s net operating results and Mr. Chilton owns approximately 50% of Capsicum.

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

Risk Management

The risk management segment accounted for 14% of our revenue during the six-month period ended June 30, 2018. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for the three-month and six-month periods ended June 30, 2018 as compared to the same periods in 2017, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2018	2017	Change	2018	2017	Change
Fees	$201.8	$181.4	$20.4	$396.7	$358.1	$38.6
Investment income	0.1	0.2	(0.1)	0.3	0.3	—

Revenues before reimbursements	201.9	181.6	20.3	397.0	358.4	38.6
Reimbursements	35.4	35.2	0.2	70.2	68.3	1.9

Total revenues	237.3	216.8	20.5	467.2	426.7	40.5

Compensation	121.3	111.8	9.5	240.3	220.0	20.3
Operating	45.9	40.3	5.6	90.1	78.7	11.4
Reimbursements	35.4	35.2	0.2	70.2	68.3	1.9
Depreciation	9.5	8.0	1.5	18.3	15.4	2.9
Amortization	0.9	0.7	0.2	2.2	1.4	0.8
Change in estimated acquisition earnout payables	0.3	0.2	0.1	0.5	0.2	0.3

Total expenses	213.3	196.2	17.1	421.6	384.0	37.6

Earnings before income taxes	24.0	20.6	3.4	45.6	42.7	2.9
Provision for income taxes	6.4	7.6	(1.2)	12.1	15.9	(3.8)

Net earnings	17.6	13.0	4.6	33.5	26.8	6.7
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—

Net earnings attributable to controlling interests	$17.6	$13.0	$4.6	$33.5	$26.8	$6.7

Diluted net earnings per share	$0.09	$0.07	$0.02	$0.18	$0.15	$0.03

Other information
Change in diluted net earnings per share	29%	(13%)		20%	(6%)
Growth in revenues (before reimbursements)	11%	3%		11%	3%
Organic change in fees (before reimbursements)	10%	2%		9%	2%
Compensation expense ratio (before reimbursements)	60%	62%		61%	61%
Operating expense ratio (before reimbursements)	23%	22%		23%	22%
Effective income tax rate	27%	37%		27%	37%
Workforce at end of period (includes acquisitions)				6,061	5,781
Identifiable assets at June 30				$739.5	$714.7
EBITDAC
Net earnings	$17.6	$13.0	$4.6	$33.5	$26.8	$6.7
Provision for income taxes	6.4	7.6	(1.2)	12.1	15.9	(3.8)
Depreciation	9.5	8.0	1.5	18.3	15.4	2.9
Amortization	0.9	0.7	0.2	2.2	1.4	0.8
Change in estimated acquisition earnout payables	0.3	0.2	0.1	0.5	0.2	0.3

EBITDAC	$34.7	$29.5	$5.2	$66.6	$59.7	$6.9

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2018 to the same periods in 2017 (in millions):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
	2018	2017	Change	2018	2017	Change
Net earnings, as reported	$17.6	$13.0	35.4%	$33.5	$26.8	25.0%
Provision for income taxes	6.4	7.6		12.1	15.9
Depreciation	9.5	8.0		18.3	15.4
Amortization	0.9	0.7		2.2	1.4
Change in estimated acquisition earnout payables	0.3	0.2		0.5	0.2

Total EBITDAC	34.7	29.5	17.6%	66.6	59.7	11.6%
Workforce and lease termination related charges	1.1	0.3		1.3	0.5
Levelized foreign currency translation	—	(0.1)		—	0.1

EBITDAC, as adjusted	$35.8	$29.7	20.5%	$67.9	$60.3	12.6%

Net earnings margin (before reimbursements), as reported	8.7%	7.2%	+156 bpts	8.4%	7.5%	+96 bpts

EBITDAC margin (before reimbursements), as adjusted	17.7%	16.3%	+139 bpts	17.1%	16.8%	+35 bpts

Reported revenues (before reimbursements)	$201.9	$181.6		$397.0	$358.4

Adjusted revenues (before reimbursements) - see pages 49 and 50	$201.9	$181.8		$397.0	$359.9

Fees - The increase in fees for the three-month period ended June 30, 2018 compared to the same period in 2017 was due primarily to new business of $27.3 million and higher international performance bonus fees, which were partially offset by lost business of $8.8 million. Organic change in fee revenues for the three-month period ended June 30, 2018 was 10.1% compared to 2.1% for the same period in 2017.

The increase in fees for the six-month period ended June 30, 2018 compared to the same period in 2017 was due primarily to new business of $49.8 million and higher international performance bonus fees, which were partially offset by lost business of $16.3 million. Organic change in fee revenues for the six-month period ended June 30, 2018 was 8.9% compared to 2.2% for the same period in 2017.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2018 include the following (in millions):

	For the Three-Month Period Ended June 30, 2018			For the Six-Month Period Ended June 30, 2018
Organic Revenues (Non-GAAP)	2018	2017	Change	2018	2017	Change

Fees	$198.5	$180.3	10.1%	$391.8	$355.9	10.1%
International performance bonus fees	3.3	1.1		4.9	2.2

Fees as reported	201.8	181.4	11.3%	396.7	358.1	10.8%
Less fees from acquisitions	(1.9)	—		(5.1)	—
Levelized foreign currency translation	—	0.2		—	1.5

Organic fees	$199.9	$181.6	10.1%	$391.6	$359.6	8.9%

Reimbursements - Reimbursements represent amounts received from clients reimbursing us for certain third-party costs associated with providing our claims management services. In certain service partner relationships, we are considered a principal because we direct the third party, control the specified service and combine the services provided into an integrated solution. Given this principal relationship, we are required to recognize revenue gross and service partner vendor fees in the operating expense in our consolidated statement of earnings.

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month and six-month periods ended June 30, 2018 remained relatively unchanged compared to the same periods in 2017.

Compensation expense - The following provides information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2018 with the same periods in 2017 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2018	2017	2018	2017
Compensation expense, as reported	$121.3	$111.8	$240.3	$220.0
Workforce related charges	(0.8)	(0.3)	(0.9)	(0.5)
Levelized foreign currency translation	—	0.3	—	1.1

Compensation expense, as adjusted	$120.5	$111.8	$239.4	$220.6

Reported compensation expense ratios (before reimbursements)	60.1%	61.6%	60.5%	61.4%

Adjusted compensation expense ratios (before reimbursements)	59.7%	61.5%	60.3%	61.3%

Reported revenues (before reimbursements)	$201.9	$181.6	$397.0	$358.4

Adjusted revenues (before reimbursements) - see pages 49 and 50	$201.9	$181.8	$397.0	$359.9

The increase in compensation expense for the three-month period ended June 30, 2018 compared to the same period in 2017, was primarily due to increased headcount, an unfavorable foreign currency translation - $0.3 million and increases in salaries and incentive compensation ($10.3 million in the aggregate), severance related costs - $0.5 million and temporary-staffing expense - $0.4 million, partially offset by decreases in stock compensation expense - $1.6 million, employee benefits expense - $0.3 million, and deferred compensation - $0.1 million. Contributing to the increase in employee headcount are employees associated with the acquisitions completed in the twelve-month period ended June 30, 2018.

The increase in compensation expense for the six-month period ended June 30, 2018 compared to the same period in 2017, was primarily due to increased headcount, an unfavorable foreign currency translation - $1.1 million and increases in salaries and incentive compensation ($18.0 million in the aggregate), temporary-staffing expense - $1.1 million, employee benefits expense - $0.8 million, severance related costs - $0.4 million and deferred compensation - $0.1 million, partially offset by a decrease in stock compensation expense - $1.2 million. Contributing to the increase in employee headcount are employees associated with the acquisitions completed in the twelve-month period ended June 30, 2018.

Operating expense - The following provides information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2018 with the same periods in 2017 (in millions):

	Three-month period		Six-month period
	ended June 30,		ended June 30,
	2018	2017	2018	2017
Operating expense, as reported	$45.9	$40.3	$90.1	$78.7
Workforce and lease termination related charges	(0.3)	—	(0.4)	—
Levelized foreign currency translation	—	—	—	0.3

Operating expense, as adjusted	$45.6	$40.3	$89.7	$79.0

Reported operating expense ratios (before reimbursements)	22.7%	22.2%	22.7%	22.0%

Adjusted operating expense ratios (before reimbursements)	22.6%	22.2%	22.6%	22.0%

Reported revenues (before reimbursements)	$201.9	$181.6	$397.0	$358.4

Adjusted revenues (before reimbursements) -see pages 49 and 50	$201.9	$181.8	$397.0	$359.9

The increase in operating expense for the three-month period ended June 30, 2018 compared to the same period in 2017, was primarily due to increases in business insurance $2.2 million, technology expenses - $1.2 million, outside consulting fees - $1.0 million, bad debt expense - $0.9 million, lease termination related charges - $0.3 million, employee expense - $0.4 million, real estate expenses - $0.2 million, outside services - $0.2 million, meeting and client entertainment expense - $0.3 million, partially offset by decreases in professional and banking fees - $1.1 million, licenses and fees - $0.1 million and office supplies $0.1 million.

The increase in operating expense for the six-month period ended June 30, 2018 compared to the same period in 2017, was primarily due to an adverse make-whole settlement - $1.5 million and increases in technology expenses - $3.8 million, business insurance - $2.3 million, outside consulting fees - $1.4 million, bad debt expense - $1.1 million, meeting and client entertainment expense - $1.0 million, employee expense - $0.5 million, lease termination related charges - $0.4 million and outside services - $0.1 million, partially offset by decreases in professional and banking fees - $0.7 million, licenses and fees - $0.3 million, office supplies $0.1 million and real estate expenses - $0.1 million.

Depreciation - Depreciation expense increased in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017 by $1.5 million and $2.9 million, respectively. These increases reflect the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - Amortization increased slightly in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017. Historically, the risk management segment has made few acquisitions. We made one acquisition in this segment during the six-month period ended June 30, 2018 with estimated annualized revenues acquired of $3.2 million. We made no acquisitions in this segment during the six-month period ended June 30, 2017.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month and six-month periods ended June 30, 2018 compared to the same periods in 2017, were primarily due to acquisition activity in 2018. During the three-month periods ended June 30, 2018 and 2017, we recognized $0.3 million and $0.2 million of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.. During the six-month periods ended June 30, 2018 and 2017, we recognized $0.6 million and $0.2 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the six-month period ended June 30, 2018, we recognized $0.1 million of income, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for one acquisition.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2018 and 2017 were 26.7% and 36.9%, respectively. The risk management segment’s effective income tax rates for the six-month periods ended June 30, 2018 and 2017 were 26.5% and 37.2%, respectively. In fourth quarter 2017, new tax legislation was enacted in the U.S., which lowered the U.S. corporate tax rate from 35.0% to 21.0%, effective January 1, 2018. The impact of the adjustment of our deferred tax asset and liability balances in 2017 to reflect the U.S. rate change on the provision for income taxes in the brokerage segment was immaterial. See the U.S. Federal income tax law changes and SEC Staff Accounting Bulletin No. 118 in the Corporate Segment below for an additional discussion of the impact of the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act. We anticipate reporting an effective tax rate of approximately 25.0% to 27.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, and certain corporate and acquisition-related activities. For a detailed discussion of the nature of these investments, see Note 12 to our consolidated financial statements included herein for a summary of our investments as of June 30, 2018 and in Note 13 to our most recent Annual Report on Form 10-K as of December 31, 2017. For a detailed discussion of the nature of our debt, see Note 7 to our consolidated financial statements included herein as of June 30, 2018 and in Note 7 to our most recent Annual Report on Form 10-K as of December 31, 2017.

Financial information relating to our corporate segment results for the three-month and six-month periods ended June 30, 2018 as compared to the same periods in 2017 is as follows (in millions, except per share and percentages):

	Three-month period			Six-month period
	ended June 30,			ended June 30,
Statement of Earnings	2018	2017	Change	2018	2017	Change
Revenues from consolidated clean coal production plants	$411.8	$366.3	$45.5	$812.3	$706.6	$105.7
Royalty income from clean coal licenses	11.3	10.3	1.0	23.5	22.2	1.3
Loss from unconsolidated clean coal production plants	(0.7)	(0.2)	(0.5)	(1.2)	(0.6)	(0.6)
Other net gains	0.6	0.2	0.4	0.6	—	0.6

Total revenues	423.0	376.6	46.4	835.2	728.2	107.0

Cost of revenues from consolidated clean coal production plants	441.8	397.1	44.7	873.0	764.0	109.0
Compensation	19.1	20.7	(1.6)	50.5	55.7	(5.2)
Operating	12.2	12.7	(0.5)	21.7	24.3	(2.6)
Interest	33.9	31.6	2.3	65.2	61.5	3.7
Depreciation	7.0	6.1	0.9	14.0	13.3	0.7

Total expenses	514.0	468.2	45.8	1,024.4	918.8	105.6

Loss before income taxes	(91.0)	(91.6)	0.6	(189.2)	(190.6)	1.4
Benefit for income taxes	(69.6)	(74.5)	4.9	(198.7)	(222.1)	23.4

Net earnings	(21.4)	(17.1)	(4.3)	9.5	31.5	(22.0)
Net earnings attributable to noncontrolling interests	6.7	6.4	0.3	14.0	13.2	0.8

Net earnings attributable controlling interests	$(28.1)	$(23.5)	$(4.6)	$(4.5)	$18.3	$(22.8)

Diluted net earnings per share	$(0.15)	$(0.12)	$(0.03)	$(0.02)	$0.10	$(0.12)

Identifiable assets at June 30				$1,712.0	$1,761.8
EBITDAC
Net earnings	$(21.4)	$(17.1)	$(4.3)	$9.5	$31.5	$(22.0)
Benefit for income taxes	(69.6)	(74.5)	4.9	(198.7)	(222.1)	23.4
Interest	33.9	31.6	2.3	65.2	61.5	3.7
Depreciation	7.0	6.1	0.9	14.0	13.3	0.7

EBITDAC	$(50.1)	$(53.9)	$3.8	$(110.0)	$(115.8)	$5.8

Revenues - Revenues in the corporate segment consist of the following:

•	Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities.

The increases in revenues from consolidated clean coal production plants for the three-month and six-month periods ended June 30, 2018, compared to the same periods in 2017, were due primarily to increased production.

•	Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of June 30, 2018, we held a 46.5% controlling interest in Chem-Mod LLC. As Chem-Mod LLC’s manager, we are required to consolidate its operations.

The increases in royalty income in the three-month and six-month periods ended June 30, 2018, compared to the same periods in 2017, were due to increased production of refined coal by Chem-Mod LLC’s licensees.

•	Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities. The production of the refined coal generates pretax operating losses.

The losses in the three-month and six-month periods ended June 30, 2018 and 2017 were low because the vast majority of our operations are consolidated.

•	Other net revenues include the following: In the six-month period ended June 30, 2018, we recorded a $0.6 million gain from a legacy investment. In the six-month period ended June 30, 2017, we recorded a $0.2 million equity accounting loss related to one of our legacy investments, a $0.1 million gain related to the liquidation of legacy investments and a $0.1 million gain on the sale of shares in a partially owned entity.

Cost of revenues - Cost of revenues from consolidated clean coal production plants, consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above. The increase in the three-month and six-month periods ended June 30, 2018, compared to the same periods in 2017, were due primarily to increased production.

Compensation expense - Compensation expense in the three-month periods ended June 30, 2018 and 2017, respectively, includes salary and benefit expenses of $10.5 million and $7.2 million and incentive compensation of $8.6 million and $13.5 million, respectively. The increase in salary and benefits expense for the three-month period ended June 30, 2018 compared to the same period in 2017, was due primarily to increased staffing and salary increases. The decrease in incentive compensation for the three-month period ended June 30, 2018 compared to the same period in 2017 was due primarily to the compensation related to efforts on the new headquarters in 2017.

Compensation expense in the six-month periods ended June 30, 2018 and 2017, respectively, includes salary and benefit expenses of $18.6 million and $13.4 million and incentive compensation of $31.9 million and $42.3 million, respectively. The increase in salary and benefits expense for the three-month period ended June 30, 2018 compared to the same period in 2017, was due primarily to increased staffing and salary increases. The decrease in incentive compensation for the six-month period ended June 30, 2018 compared to the same period in 2017 was due primarily to the timing of achieving certain clean energy performance targets in 2017 and the efforts on the new headquarters in 2017.

Operating expenses - Operating expense in the three-month period ended June 30, 2018 includes banking and related fees of $1.0 million, external professional fees and other due diligence costs related to acquisitions of $3.5 million, other corporate and clean energy related expenses of $5.7 million, $3.4 million of corporate related marketing costs, expenses of $0.9 million for systems and consulting related to implementation of the new revenue recognition accounting rules, and a net unrealized foreign exchange remeasurement gain of $2.3 million.

Operating expense in the six-month period ended June 30, 2018 includes banking and related fees of $1.9 million, external professional fees and other due diligence costs related to acquisitions of $5.5 million, other corporate and clean energy related expenses of $7.8 million, $5.3 million of corporate related marketing costs, expenses of $2.3 million for systems and consulting related to implementation of the new revenue recognition accounting rules, and a net unrealized foreign exchange remeasurement gain of $1.1 million.

Operating expense in the three-month period ended June 30, 2017 includes banking and related fees of $0.9 million, external professional fees and other due diligence costs related to acquisitions of $2.3 million, other corporate and clean energy related expenses of $5.2 million, expenses of $1.3 million for systems and consulting related to implementation of the new revenue recognition accounting rules, and expenses related to our new headquarters facility of $3.0 million.

Operating expense in the six-month period ended June 30, 2017 includes banking and related fees of $1.7 million, external professional fees and other due diligence costs related to acquisitions of $4.9 million, other corporate and clean energy related expenses of $5.6 million, $2.2 million for a biennial company-wide meeting, corporate related marketing costs of $2.1 million, expenses of $3.0 million for systems and consulting related to implementation of the new revenue recognition accounting rules, and expenses related to our new headquarters facility of $4.8 million.

Interest expense - The increase in interest expense for the three-month and six-month periods ended June 30, 2018, compared to the same periods in 2017, was due to the following:

Change in interest expense related to:	Three-month period ended June 30, 2018	Six-month period ended June 30, 2018
Interest on borrowings from our Credit Agreement	$(0.7)	$(0.9)
Interest on the $300.0 million 2017 maturity of the Series B note that was paid off on August 3, 2017	(4.8)	(9.7)
Interest on the $250.0 million notes funded on June 27, 2017	2.5	5.2
Interest on the $398.0 million notes funded on August 2 and 4, 2017	4.0	8.1
Interest on the $500.0 million notes funded on June 13, 2018	1.1	1.1
Amortization of the hedge gain related to the August 2017 fundings	(0.2)	(0.5)
Capitalization of interest costs related to the purchase and development of our new headquarters building and land	0.4	0.4

Net change in interest expense	$2.3	$3.7

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2018 was essentially flat compared to the same periods in 2017.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. Our consolidated effective tax rate for the three-month period ended June 30, 2018 was (19.4)% compared to (44.7)% for the same period in 2017. Our consolidated effective tax rate for the six-month period ended June 30, 2018 was (18.4)% compared to (26.3)% for the same period in 2017. The tax rates for June 30, 2018 and 2017 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the period. There were $142.2 million and $128.0 million of tax credits recognized in the six-month periods ended June 30, 2018 and 2017, respectively. There were $121.2 million and $107.6 million of tax credits produced in the six-month periods ended June 30, 2018 and 2017, respectively. Also, impacting the benefit for the income taxes line is the adoption of a new accounting pronouncement, whereby it requires that the income tax effects of awards be recognized in the income statement when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. The income tax benefit of stock based awards that vested or were settled in the six-months ended June 30, 2018 and 2017, were $10.0 million and $10.1 million, respectively. Offsetting the impact of these items are the tax adjustments discussed below.

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

SEC Staff Accounting Bulletin No. 118

SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (which we refer to as SAB 118) describes three scenarios associated with a company’s status of accounting for income tax reform. Under the SAB 118 guidance, we have determined that while our accounting for the following elements are incomplete, we are able to make reasonable estimates for certain effects of tax reform. In our 2017 consolidated financial statements, we recognized provisional amounts for our deferred income taxes and repatriation tax based on reasonable estimates. However, as of the date of this Quarterly Report on Form 10-Q, we are continuing to evaluate the accounting impactions of the Tax Act as we continue to assemble and analyze all the information required to prepare and analyze these effects and await additional guidance from the U.S. Treasury Department, IRS or other standard-setting bodies. We continue to assess information relating to these amounts, and with respect to the repatriation tax, we continue to assess its application in other jurisdictions. Additionally, we continue to analyze other information and regulatory guidance and accordingly we may record additional provisional amounts or adjustments to provisional amounts in future periods. See Note 1 to our unaudited consolidated financial statements for a discussion of our assessment of the impact of the Tax Act.

Deferred Income Taxes: We determined that our net deferred tax asset will require revaluation as a result of the Tax Act. We recognized a provisional $1.0 million net benefit to the provision for income taxes for the year ended December 31, 2017 as a result of the restatement of our net deferred tax assets. We did not record a provisional adjustment in the six-month period ended June 30, 2018.

Repatriation Tax: All U.S. shareholders that own at least 10% of foreign corporations must include in their income a one-time inclusion of all accumulated post 1986 undistributed foreign earnings as of December 31, 2017. We recognized a provisional income tax expense of $40.0 million as a result of this repatriation tax. We did not record a provisional adjustment in the six-month period ended June 30, 2018. The earnings and profits calculations of our foreign subsidiaries are subject to further refinement as additional information becomes available.

Cost Recovery: While we have not yet completed all of the computations necessary to determine the 2017 expenditures that qualify for immediate expensing, we recorded an immaterial provisional benefit based on our current intent to fully expense all qualifying expenditures for the year ended December 31, 2017. We did not record a provisional adjustment in the six-month period ended June 30, 2018. This resulted in a decrease to our current income taxes payable and a corresponding increase in our deferred tax liability.

Other Items Impacting the Company Going Forward

Alternative Minimum Tax Credit: The Tax Act repealed the corporate Alternative Minimum Tax (which we refer to as AMT) for years beginning January 1, 2018, and provides that existing AMT credit carryovers will be utilized or refunded for tax years beginning in 2018 and ending in 2021, according to a specific formula. We have approximately $91.6 million of AMT credit carryovers that are currently reflected as deferred tax assets in the June 30, 2018 consolidated balance sheet, which we expect to be refunded to us by tax year 2021.

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

Net earnings attributable to noncontrolling interests: The amounts reported in this line for the three-month periods ended June 30, 2018 and 2017 include non-controlling interest earnings of $8.1 million and $7.6 million, respectively related to our investment in Chem-Mod LLC. The amounts reported in this line for the six-month periods ended June 30, 2018 and 2017 include non-controlling interest earnings of $16.8 million and $15.6 million, respectively related to our investment in Chem-Mod LLC. As of June 30, 2018 and 2017, we held a 46.5% controlling interest in Chem-Mod LLC. Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides information that we believe is helpful when comparing our operating results for the three-month and six-month periods ended June 30, 2018 and 2017 for the corporate segment (in millions):

Three-Month Periods Ended June 30,	2018			2017
	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(34.4)	$8.9	$(25.5)	$(32.4)	$13.0	$(19.4)
Clean energy related (1)	(44.8)	59.2	14.4	(38.5)	49.4	10.9
Acquisition costs	(3.0)	0.4	(2.6)	(2.4)	0.6	(1.8)
Corporate	(14.7)	6.0	(8.7)	(16.1)	9.1	(7.0)
Impact of U.S. tax reform	(0.8)	(4.9)	(5.7)	—	—	—
Litigation settlement related expenses	—	—	—	(5.6)	1.2	(4.4)
Home office lease termination/move	—	—	—	(3.0)	1.2	(1.8)

Reported second quarter	(97.7)	69.6	(28.1)	(98.0)	74.5	(23.5)
Litigation settlement related expenses	—	—	—	5.6	(1.2)	4.4
Home office lease termination/move	—	—	—	3.0	(1.2)	1.8

Adjusted second quarter	$(97.7)	$69.6	$(28.1)	$(89.4)	$72.1	$(17.3)

Six-Month Periods Ended June 30,	2018			2017
			Net Earnings			Net Earnings
		Income	(Loss)		Income	(Loss)
		Tax	Attributable to		Tax	Attributable to
	Pretax	(Provision)	Controlling	Pretax	(Provision)	Controlling
	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs	$(66.9)	$17.4	$(49.5)	$(63.1)	$25.3	$(37.8)
Clean energy related (1)	(101.7)	168.6	66.9	(89.6)	163.6	74.0
Acquisition costs	(5.0)	0.7	(4.3)	(5.1)	1.3	(3.8)
Corporate	(28.2)	23.0	(5.7)	(27.9)	26.8	(1.1)
Impact of U.S. tax reform	(1.4)	(11.0)	(11.9)	—	—	—
Litigation settlement related expenses	—	—	—	(11.1)	2.3	(8.8)
Home office lease termination/move	—	—	—	(7.0)	2.8	(4.2)

Reported second quarter	(203.2)	198.7	(4.5)	(203.8)	222.1	18.3
Litigation settlement related expenses	—	—	—	11.1	(2.3)	8.8
Home office lease termination/move	—	—	—	7.0	(2.8)	4.2

Adjusted second quarter	$(203.2)	$198.7	$(4.5)	$(185.7)	$217.0	$31.3

(1)	Pretax loss for the second quarter are presented net of amounts attributable to noncontrolling interests of $6.7 million in 2018 and $6.4 million in 2017. Pretax loss for the six-month periods are presented net of amounts attributable to noncontrolling interests of $14.0 million in 2018 and $13.2 million in 2017.

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

During the six-month periods ended June 30, 2018 and 2017, we incurred $4.4 million and $3.0 million, respectively, of pre-tax costs related to implementing a new accounting standard related to how companies recognize revenue, which was effective beginning in January 2018. These charges are included in the table above in the corporate line. The income tax benefit of stock based awards that vested or were settled in the six-month periods ended June 30, 2018 and 2017 was $10.0 million and $10.1 million, respectively, and is included in the table above in the corporate line.

Litigation Settlement - During the third quarter of 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax gain of $31.0 million ($22.3 million net of costs and taxes). Incremental after-tax expenses that arose in connection with this matter resulted in quarterly after-tax charges being incurred through June 30, 2017.

Home Office Lease Termination/Move - During first quarter 2017, we relocated our corporate office headquarters to a nearby suburb of Chicago. Move-related after-tax charges were $4.2 million in the six-month period ended June 30, 2017 and none in the six-month period ended June 30, 2018.

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

The following table provides a summary of our clean coal plant investments as of June 30, 2018 (in millions):

		Our Tax-Effected Book Value At June 30, 2018	Our Portion of Estimated
			Low Range 2018 After-tax Earnings	High Range 2018 After-tax Earnings
Investments that own 2009 Era Plants
12	Under long-term production contracts	$5.6	$17.0	$18.0
2	Not currently active in negotiations for long-term production contracts	—	Not Estimable	Not Estimable

Investments that own 2011 Era Plants
19	Under long-term production contracts	38.0	73.0	76.0
1	In early stages of negotiations for long-term production contract	0.2	Not Estimable	Not Estimable
Chem-Mod royalty income, net of noncontrolling interests		4.0	22.0	24.0

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

On April 18, 2018, Nalco Company (Nalco) filed patent infringement lawsuits in the Western District of Wisconsin against two unaffiliated power plants that burn refined coal using the Chem-Mod LLC process. The filing of these complaints followed Nalco’s voluntary dismissal of a complaint originally filed in the Northern District of Illinois in July 2014 against Chem-Mod LLC and other defendants, as previously disclosed in our SEC filings. On July 16, 2018, Nalco amended its complaints to name as additional defendants the two refined coal facilities licensed by Chem-Mod LLC to use the Chem-Mod process to produce and supply refined coal to the two power plants. The newly filed complaints allege that the named defendants have infringed a patent held by Nalco and seek unspecified damages and injunctive relief. Although neither Gallagher nor Chem-Mod LLC is named as a defendant in these lawsuits, we anticipate the defense of these lawsuits will be tendered to Chem-Mod LLC. If so tendered, Chem-Mod LLC intends to defend these matters vigorously. Litigation is inherently uncertain and, accordingly, it is not possible to predict the ultimate disposition of these matters.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2017 and for the six-month period ended June 30, 2018, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from an issuance of senior secured notes and issuances of our common stock.

Cash provided by operating activities was $313.3 million and $260.9 million for the six-month periods ended June 30, 2018 and 2017, respectively. The increase in cash provided by operating activities during the six-month period ended June 30, 2018 compared to the same period in 2017, was partially due to timing differences in the receipts and disbursements of client fiduciary related balances in 2018 compared to 2017. The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for the six-month period ended June 30, 2018 with the same period in 2017 (in millions):

	Six-month period
	ended June 30,
	2018	2017
Net change in premiums and fees receivable	$(1,097.3)	$(1,534.4)
Net change in premiums payable to underwriting enterprises	1,106.9	1,379.4

Net cash provided (used) by the above	$9.6	$(155.0)

In addition, cash provided by operating activities for the six-month period ended June 30, 2018 was unfavorably impacted by timing differences in the payment of accrued compensation and other accrued liabilities compared to the same period in 2017 and a net increase in deferred income taxes. Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted if the amount of IRC Section 45 tax credits generated (which is the amount we recognize for financial reporting purposes) is greater than the amount of tax credits utilized to reduce our tax cash obligations. Excess tax credits produced during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities. Please see “Clean energy investments” below for more information on their potential future impact on cash provided by operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $615.5 million and $521.2 million for the six-month periods ended June 30, 2018 and 2017, respectively. Net earnings attributable to controlling interests were $388.6 million and $298.8 million for the six-month periods ended June 30, 2018 and 2017, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted Cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2018 plan year nor were we required to make any minimum contributions to the plan for the 2017 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the six-month periods ended June 30, 2018 and 2017. We are considering making a $20.0 million discretionary contribution to the plan in third quarter 2018 in order to minimize the potential impact of having to make required minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Capital expenditures were $62.7 million and $65.6 million for the six-month periods ended June 30, 2018 and 2017, respectively. In 2018, we expect total expenditures for capital improvements to be approximately $125.0 million, part of which is related to expenditures on office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, were $395.4 million and $214.1 million in the six-month periods ended June 30, 2018 and 2017, respectively. In addition, during the six-month period ended June 30, 2018, we issued 0.3 million shares ($20.4 million) of our common stock as payment for a portion of the total consideration paid for 2018 acquisitions and earnout payments made in 2018. During the six-month period ended June 30, 2017, we issued 0.5 million shares ($27.7 million) of our common stock as payment for consideration paid for 2017 acquisitions and earnout payments made in 2017. We completed nineteen acquisitions and twenty-three acquisitions in the six-month periods ended June 30, 2018 and 2017, respectively. Annualized revenues of businesses acquired in the six-month periods ended June 30, 2018 and 2017 totaled approximately $175.1 million and $105.0 million, respectively. We expect to use cash from operations and debt to fund all or a portion of acquisitions we complete through the remainder of 2018.

Dispositions - During the six-month periods ended June 30, 2018 and 2017, we sold several books of business and recognized one-time gains of $9.0 million and $2.5 million, respectively. We received cash proceeds of $12.1 million and $2.6 million related to the 2018 and 2017 transactions, respectively. No losses were recognized related to these sales.

Clean Energy Investments - During the period 2009 through 2018, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2018 annual after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2018, is $112.0 million to $118.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of Federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2018. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remains as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows through at least 2025. While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 71 and 72 for a more detailed description of the investments and their risks and uncertainties.

Cash Flows From Financing Activities

On April 8, 2016, we entered into an amendment and restatement to our multicurrency credit agreement dated September 19, 2013 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from September 19, 2018 to April 8, 2021 and increased the revolving credit commitment from $600.0 million to $800.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,100.0 million. At June 30, 2018, $135.0 million of borrowings were outstanding under the Credit Agreement. Due to the outstanding loans and letters of credit, $648.5 million remained available under the Credit Agreement at June 30, 2018.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the six-month period ended June 30, 2018, we borrowed $1,805.0 million and repaid $1,860.0 million under our Credit Agreement. In the six-month period ended June 30, 2017, we borrowed $2,110.0 million and repaid $2,070.0 million under our Credit Agreement. Principal uses of the 2018 and 2017 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$160.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. The Premium Financing Debt Facility expires May 18, 2020. At June 30, 2018, $111.1 million of borrowings were outstanding under the Premium Financing Debt Facility.

On June 13, 2017, we announced that we planned to close offerings of $648.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate). We funded $250.0 million on June 27, 2017, $300.0 million on August 2, 2017 and $98.0 million on August 4, 2017, which was used in part to fund the $300.0 million August 3, 2017 Series B notes maturity. The weighted average maturity of the $598.0 million of senior fixed rate notes is 11.6 years and their weighted average interest rate is 4.04% after giving effect to hedging gains. The interest rate on the $50.0 million of floating rate notes would be 3.99% using three-month LIBOR on July 25, 2018. In 2016 and 2017, we entered into pre-issuance interest rate hedging transactions related to the $300.0 million August 3, 2017 notes maturity. We realized a cash gain of approximately $8.3 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

On June 13, 2018, we closed and funded offerings of $500.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate), which was used in part to fund the $50.0 million June 24, 2018 Series C notes maturity. The weighted average maturity of the $450.0 million of senior fixed rate notes is 13.6 years and their weighted average interest rate is 4.42% after giving effect to net hedging gains. The interest rate on the $50.0 million of floating rate notes would be 3.73% using three-month LIBOR on July 25, 2018. In 2017 and 2018, we entered into pre-issuance interest rate hedging transactions related to the $500.0 million private placement funded on June 13, 2018. We realized a net cash gain of approximately $2.9 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

The notes consist of the following tranches:

•	$125.0 million of 4.34% senior notes due in 2028 (4.00% after giving effect to hedging gains);

•	$125.0 million of 4.44% senior notes due in 2030;

•	$125.0 million of 4.59% senior notes due in 2033;

•	$75.0 million of 4.69% senior notes due in 2038; and

•	$50.0 million of floating rate notes due in 2024, at an interest rate of 1.40% plus three-month LIBOR, calculated quarterly.

We used the proceeds of these offerings to repay the Series C notes maturity, repay certain existing indebtedness and fund acquisitions.

At June 30, 2018, we had $3,248.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into during the period from 2009 to 2018, and our credit facility, and a cash and cash equivalent balance of $652.2 million. See Note 7 to our unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

Consistent with past practice, as of June 30, 2018, we had entered into pre-issuance hedging transactions of $200.0 million for 2019.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2018.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the six-month period ended June 30, 2018, we declared $151.0 million in cash dividends on our common stock, or $0.41 per common share, a 5% increase over the six-month period ended June 30, 2017. On July 24, 2018, we announced a quarterly dividend for third quarter 2018 of $0.41 per common share. This dividend level in 2018 will result in annualized net cash used by financing activities in 2018 of approximately $299.1 million (based on the number of outstanding shares as of June 30, 2018) or an anticipated increase in cash used of approximately $16.4 million compared to 2017. We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2016, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any shares under this registration statement. On November 15, 2016, we also filed a shelf registration statement on Form S-4 with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with the future acquisitions of other businesses, assets or securities. At June 30, 2018, 9.8 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in 2008, for up to 10,000,000 shares. During the six-month period ended June 30, 2018, we repurchased 0.1 million shares or our common stock at cost of $11.3 million (7.3 million shares remain available). During the six-month period ended June 30, 2017, we did not repurchase any shares under the plan. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the six-month periods ended June 30, 2018 and 2017, were $47.7 million and $34.9 million, respectively. On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-

qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 14.7 million shares (less any shares of restricted stock issued under the LTIP—3.5 million shares of our common stock were available for this purpose as of June 30, 2018) were available for grant under the LTIP at June 30, 2018. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the six-month periods ended June 30, 2018 and 2017, and we believe this favorable trend will continue in the foreseeable future.

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

Business Combinations and Dispositions

See Note 4 to the unaudited consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2018. We did not have any material dispositions during the six-month periods ended June 30, 2018 and 2017.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2018 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at June 30, 2018 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at June 30, 2018.

At June 30, 2018, we had $3,248.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at June 30, 2018 was $3,226.5 million due to their long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of this analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at June 30, 2018 and the resulting fair values would have been $199.4 million higher than their carrying value (or $3,447.4 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point increase in our weighted average borrowing rate at June 30, 2018 and the resulting fair values would have been $224.0 million lower than their carrying value (or $3,024.0 million).

At June 30, 2018, we had $135.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2018, and the resulting fair value is not materially different from their carrying value.

At June 30, 2018, we had $111.1 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at June 30, 2018, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and South American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2018 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $11.0 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2018 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $10.1 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the six-month periods ended June 30, 2018 and 2017, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues (in 2018 and 2017) and disbursements (in 2017) through various future payment dates. In addition, during the six-month periods ended June 30, 2018 and 2017, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. In the six-month period ended June 30, 2018 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the six-month periods ended June 30, 2018 and 2017. See Note 13 to our unaudited consolidated financial statements for the changes in fair value of the derivative instruments reflected in comprehensive earnings at June 30, 2018.

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

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended June 30, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
April 1 through April 30, 2018	—	$—	—	7,287,019
May 1 through May 31, 2018	501	66.85	—	7,287,019
June 1 through June 30, 2018	27,827	65.43	—	7,287,019

Total	28,328	$65.46	—

(1)	Amounts in this column include shares of our common stock purchased by the trustees of rabbi trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 10 to the unaudited consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the second quarter of 2018, we instructed the rabbi trustee for the DEPP and the DCPP to reinvest dividends paid into the plans in our common stock. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax or after-tax basis. Under the terms of the Supplemental Plan, all cash deferrals and company match amounts may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to deem his or her amounts under the Supplemental Plan invested in the fund representing our common stock, the trustee of the rabbi trust purchases the number of shares of our common stock equivalent to the amount deemed invested in the fund representing our common stock. We established the rabbi trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of the rabbi trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the rabbi trusts.

(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.

(3)	We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008 and approved the repurchase of 10,000,000 shares). The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan. At our discretion, we may suspend the repurchase plan at any time.

Item 5.	Other Information

Disclosure pursuant to Section 13(r) of the Exchange Act

In second quarter 2018, our U.K. domiciled subsidiary, Arthur J. Gallagher (UK) Limited, and our Norway domiciled subsidiary, Bergvall Marine AS, acted as insurance broker and advised clients in obtaining insurance coverage for activities related to Iran’s oil, gas and petroleum industries. These subsidiaries assisted clients in obtaining insurance, reinsurance and retrocession coverage for a variety of activities in Iran, including insurance coverage for:

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

The activities described above were conducted in full compliance with General License H. Our subsidiaries generated total gross revenue of approximately $5,765 (in actual dollars) and net profit of approximately $1,153 (in actual dollars) from these activities.

On May 8, 2018, President Trump announced his decision to re-impose secondary sanctions against Iran. In response, on June 27, 2018, OFAC revoked General License H, with a provision for winding down transactions previously authorized under General License H.

In light of the above, our subsidiaries intend to discontinue acting as an insurance broker in connection with insurance coverages previously authorized by General License H, prior to the conclusion of the applicable wind-down period.

Item 6.	Exhibits

Filed with this Form 10-Q

3.1	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 8-K Current Report dated May 15, 2018, File No. 1-09761).

15.1	Letter of acknowledgement from Ernst & Young LLP concerning unaudited interim financial information.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: July 27, 2018	By:	/s/ Douglas K. Howell
Douglas K. Howell
Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)