Form 10-K
period 2018-12-31
GALLAGHER ARTHUR J & CO
filed 2019-02-08
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2018 (the last day of the registrant’s most recently completed second quarter) was $10,435,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2019 was 184,060,000.

Documents incorporated by reference: Portions of Arthur J. Gallagher & Co.’s definitive 2019 Proxy Statement are incorporated by reference into this Form 10-K in response to Part III to the extent described herein.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, investigations, reviews or litigation; the impact of changes in accounting rules, including the new revenue recognition and lease accounting standards; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes, including the impact of tax reform; and expectations regarding our investments, including our clean energy investments. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors that could impact results include:

•	Failure to successfully and cost-effectively integrate recently acquired businesses and their operations or fully realize synergies from such acquisitions in the expected time frame;

•	Volatility or declines in premiums or other adverse trends in the insurance industry;

•	An economic downturn or unstable economic conditions, whatever the cause, including Brexit, a prolonged shutdown of the U.S. government and trade wars;

•	Competitive pressures in each of our businesses;

•

Risks that could negatively affect the success of our acquisition strategy, including continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms, which could make it more difficult to identify targets and could make them more expensive; the risk that we may not receive timely regulatory approval of desired transactions; execution risks; integration risks; the risk of post-acquisition deterioration leading to intangible asset impairment charges; and the risk we could incur or assume unanticipated liabilities such as cybersecurity issues or those relating to violations of anti-corruption and sanctions laws;

•	Risks arising from changes in U.S. or foreign tax laws, including our ability to effectively implement and account for the U.S. Tax Cuts and Jobs Act (which we refer to as the Tax Act);

•	Our failure to attract and retain experienced and qualified talent, including our senior management team;

•

Risks arising from our substantial international operations, including the risks posed by political and economic uncertainty in certain countries (such as the risks posed by Brexit), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti-corruption, sanctions and privacy laws), and risks arising from the complexity of managing businesses across different time zones, languages, geographies, cultures and legal regimes that conflict with one another at times;

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

•

Risks related to our clean energy investments, including the risk of intellectual property claims, utilities switching from coal to natural gas or other renewable energy sources, environmental and product liability claims, environmental compliance costs and the risk of disallowance by the Internal Revenue Service (which we refer to as IRS) of previously claimed tax credits;

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

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2018

Part I

Item 1. Business.

Overview

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or Gallagher, are engaged in providing insurance brokerage, consulting, and third-party property/casualty claims settlement and administration services to businesses and organizations around the world. We believe that our major strength is our ability to deliver comprehensively structured insurance, insurance and risk management solutions, superior claim outcomes and comprehensive consulting services to our clients.

Our brokerage segment operations provide brokerage and consulting services to businesses and organizations of all types, including commercial, not-for-profit, and public entities, and, to a lesser extent, individuals, in the areas of insurance placement, risk of loss management, and management of employer sponsored benefit programs. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not-for-profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by an underwriting enterprise.

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

Since our founding in 1927, we have grown from a one-person insurance agency to the world’s fourth largest insurance broker/risk manager based on revenues, according to Business Insurance magazine’s July 2018 edition, and one of the world’s largest property/casualty third party claims administrators, according to Business Insurance magazine’s May 2018 edition. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 61%, 14% and 25%, respectively, to 2018 revenues. We generate approximately 70% of our revenues from the combined brokerage and risk management segments in the United States (U.S.), with the remaining 30% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the United Kingdom (U.K.). All of the revenues of the corporate segment are generated in the U.S.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “AJG”, and we had a market capitalization at December 31, 2018 of approximately $13.6 billion. Information in this report is as of December 31, 2018 unless otherwise noted. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at 2850 Golf Road, Rolling Meadows, Illinois 60008-4050, and our telephone number is (630) 773-3800.

Operating Segments

We report our results in three segments: brokerage, risk management and corporate. The major sources of our operating revenues are commissions, fees and supplemental and contingent revenues from our brokerage operations, and fees, including performance-based fees, from our risk management operations. The corporate segment generates revenues from our clean energy investments

Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commissions, fees, supplemental revenues and contingent revenues, and our costs to obtain and fulfill the service obligations to our clients, can vary from quarter to quarter as a result of the timing of contract-effective dates. On the other hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions, recognition of books of business gains and losses and the variability in the recognition of tax credits generated by our clean energy investments also impact the trends in our quarterly operating results. See Note 20 to our 2018 consolidated financial statements for unaudited quarterly operating results for 2018 and 2017.

Brokerage Segment

The brokerage segment accounted for 61% of our revenues in 2018. We operate our brokerage segment operations through a network of more than 590 sales and service offices located throughout the U.S. and another 277 sales and service offices in 35 countries, but most of which are in Australia, Canada, the Caribbean, New Zealand and the U.K. Most of these offices are fully staffed with sales and service personnel. We also offer client service capabilities in more than 150 countries around the world through a network of correspondent brokers and consultants.

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

(iii)

Providing consulting services related to health and welfare benefits, voluntary benefits, executive benefits, compensation, retirement planning, institutional investment and fiduciary, actuarial, compliance, private insurance exchange, human resource technology, communications and benefit administration.

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

Commissions and fees

The primary source of brokerage segment revenues is commissions from underwriting enterprises, which are based on a percentage of premiums paid by our clients, or fees received from clients based on an agreed level of service usually in lieu of commissions.

Commissions are fixed at the contract effective date and generally are based on a percentage of premium for insurance coverage or employee head count for employer sponsored benefit plans. Commissions depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk of coverage, and historical benchmarks surrounding the level of effort necessary for us to place and service the insurance contract. Rather than being tied to the amount of premiums, fees are typically based on an expected level of effort to provide our services.

Whether we are paid a commission or a fee, the vast majority of our services are associated with the placement of an insurance (or insurance-like) contract. See Revenue Recognition in Note 1 to our 2018 consolidated financial statements. See Note 2 to our 2018 consolidated financial statements for information with respect to the impacts that a new accounting standard, relating to revenue recognition, had on our financial position and operating results.

Supplemental revenues

Certain underwriting enterprises may pay us additional revenues based on the volume of premium we place with them and for insights into our sales pipeline, our sales capabilities or our risk selection knowledge. These amounts are in excess of the commission and fee revenues discussed above, and not all business we place with underwriting enterprises is eligible for supplemental revenues. See Revenue Recognition in Note 1 to our 2018 consolidated financial statements. See Note 2 to our 2018 consolidated financial statements for information with respect to the impacts that a new accounting standard, relating to revenue recognition, had on our financial position and operating results.

Contingent revenues

Certain underwriting enterprises may pay us additional revenues for our sales capabilities, our risk selection knowledge, or our administrative efficiencies. These amounts are in excess of the commission revenues discussed above, and not all business we place with participating underwriting enterprises is eligible for contingent revenues. Unlike supplemental revenues, also discussed above, these revenues are variable, generally based on growth, the loss experience of the underlying insurance contracts, and/or our efficiency in processing the business. See Revenue Recognition in Note 1 to our 2018 consolidated financial statements. See Note 2 to our 2018 consolidated financial statements for information with respect to the impacts that a new accounting standard, relating to revenue recognition, had on our financial position and operating results.

Sub-brokerage costs

Sub-brokerage costs are excluded from our gross revenues in our determination of our total revenues. Sub-brokerage costs represent commissions paid to sub-brokers related to the placement of certain business by our brokerage segment operations. We recognize this contra revenue in the same manner as the commission revenue to which it relates.

Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 84% of our brokerage segment revenues in 2018. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

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

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 16% of our brokerage segment revenues in 2018. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through more than 295 offices primarily located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. In certain cases we act as a brokerage wholesaler and in other cases we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for underwriting enterprises. Managing general agents and managing general underwriters are agents authorized by an underwriting enterprise to manage all or a part of its business in a specific geographic territory. Activities they perform on behalf of the underwriting enterprise may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

More than 79% of our wholesale brokerage revenues comes from non-affiliated brokerage clients. Based on revenues, our domestic wholesale brokerage operation ranked as one of the largest domestic managing general agents/underwriting managers/wholesale brokers/Lloyds coverholders according to Business Insurance magazine’s September 2018 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 14% of our revenues in 2018. Approximately 64% of our risk management segment’s revenues are from workers’ compensation-related claims, 27% are from general and commercial auto liability-related claims and 9% are from property-related claims in 2018.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not for profit organizations and public entities on an independent basis from our brokerage operations. We manage our third party claims adjusting operations through a network of more than 95 offices located throughout the U.S., Australia, Canada, New Zealand and the U.K. Most of these offices are fully staffed with claims adjusters and other service personnel. Our adjusters and service personnel act solely on behalf and under the instruction of our clients.

While this segment complements our brokerage and consulting offerings, more than 90% of our risk management segment’s revenues come from clients not affiliated with our brokerage operations, such as underwriting enterprises and clients of other insurance brokers. Based on revenues, our risk management operation ranked as one of the world’s largest property/casualty third party claims administrators according to Business Insurance magazine’s May 2018 edition.

Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Per-claim fees

Where we operate under a contract with our fee established on a per-claim basis, our obligation is to process claims for a term specified within the contract. Because it is impractical to recognize our revenues on an individual claim-by-claim basis, we recognize revenue plus an appropriate estimate of our profit margin on a portfolio basis by grouping claims with similar characteristics (a practical expedient as defined in ASU No. 2014-09, Revenue from Contracts with Customers, which we refer to as Topic 606). We apply actuarially-determined, historical-based patterns to determine our future service obligations, without applying a present value discount.

Cost-plus fees

Where we provide services and generate revenues on a cost-plus basis, we recognize revenue over the contract period consistent with the performance of our obligations.

Performance-based fees

Certain clients pay us additional fee revenues for our efficiency in managing claims or on the basis of claim outcome effectiveness. These amounts are in excess of the fee revenues discussed above. These revenues are variable, generally based on various performance metrics of the underlying contracts. We generally operate under multi-year contracts with fiscal year measurement periods. We do not receive these fees, if earned, until the following year after verification of the performance metrics outlined in the contracts. Each period we base our estimates on a contract-by-contract basis. We make our best estimate of amounts we have earned using historical averages and other factors to project such revenues. Variable consideration is recognized when we conclude that is it probable that a significant revenue reversal will not occur in future periods.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from:

•	Program business and the outsourcing of portions of underwriting enterprise claims departments;

•	Increased levels of business with Fortune 1000 companies;

•	Larger middle-market companies and captives; and

•	Mergers and acquisitions.

Corporate Segment

The corporate segment accounted for 25% of our revenues in 2018. The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses, other corporate costs and the impact of foreign currency translation. The revenues reported by this segment result almost solely from our consolidated clean energy investments.

Clean-Energy Investments

We own 34 commercial clean coal production facilities that produce refined coal using Chem-Mod LLC’s proprietary technologies. These operations produce refined coal that we believe qualifies for tax credits under Internal Revenue Code (which we refer to as IRC) Section 45. The law that provides for IRC Section 45 tax credits will expire in December 2019 for 14 of our plants and in December 2021 for the other 20 plants. Chem-Mod LLC (described below) is a privately-held enterprise that has commercialized multi-pollutant reduction technologies to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants. We own 46.5% of Chem-Mod LLC and are its controlling managing member. We also have a 12.0% noncontrolling interest in dormant, privately-held, enterprises, C-Quest Technology LLC and C-Quest Technologies International LLC (which we refer to as together, C-Quest), which owns technologies that reduce carbon dioxide emissions created by burning fossil fuels. At this time, it is unclear if C-Quest will ever become commercially viable.

International and Other Brokerage Related Operations

We operate as a retail commercial property and casualty broker throughout more than 43 locations in Australia, 41 locations in Canada and 36 locations in New Zealand. In the U.K., we operate as a retail broker from approximately 105 locations. We also have specialty, wholesale, underwriting and reinsurance intermediary operations in London for clients to access Lloyd’s of London and other international underwriting enterprises, and a program operation offering customized risk management products and services to U.K. public entities.

In Bermuda, we act principally as a wholesale broker for clients looking to access Bermuda-based underwriting enterprises and we also provide management and administrative services for captive insurance entities.

We also have strategic brokerage alliances with a variety of independent brokers in countries where we do not have a local office presence. Through this global network of correspondent insurance brokers and consultants, we are able to serve our clients’ coverage and service needs in more than 150 countries around the world.

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

We also have a wholly owned underwriting enterprise subsidiary based in the U.S. that cedes all of its insurance risk of loss to reinsurers or captives under facultative and quota-share treaty reinsurance agreements. While we believe these ceding reinsurance agreements displace all of our risk of loss, they do not discharge us of our primary liability to our clients. For example, in the event that all or any of the reinsuring companies or captives are unable to meet their obligations, we would be liable for such defaulted amounts. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers or captives. In order to minimize our exposure to losses from reinsurer credit risk and insolvencies, we believe we have managed that exposure by obtaining full collateral, typically requiring pledged assets, including cash and/or investment accounts or letters of credit to offset the risk. See Note 17 to our 2018 consolidated financial statements for additional financial information related to the insurance activity of our wholly owned underwriting enterprise subsidiary for 2018, 2017 and 2016.

Competition

Brokerage Segment

According to Business Insurance magazine’s July 2018 edition, we were the world’s fourth largest insurance broker based on revenues. The insurance brokerage and consulting business is highly competitive and there are many organizations and individuals throughout the world who actively compete with us in every area of our business.

Our retail and wholesale brokerage operations compete globally with Aon plc, Marsh & McLennan Companies, Inc. and Willis Towers Watson Public Limited Company, each of which has greater worldwide revenues than us. In addition, various other competing firms, such as Brown & Brown Inc., Hub International Ltd., Lockton Companies, Inc., USI Holdings Corporation and BB&T Insurance Services operate globally or nationally or are strong in a particular region or locality and may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. Our wholesale brokerage and binding operations compete with large wholesalers such as CRC Insurance Services, Inc., RT Specialty, AmWINS Group, Inc., Burns & Wilcox, Ltd. and All Risks Ltd., as well as a vast number of local and regional wholesalers. We also compete with certain underwriting enterprises that offer insurance and risk management products and solutions directly to clients. In addition, for our employee benefit consulting services, we compete with larger firms such as Aon plc, Mercer (a subsidiary of Marsh & McLennan Companies, Inc.); Willis Towers Watson Public Limited Company; mid-market firms such as Lockton Companies, Inc. and USI Holdings Corporation, specialized consulting firms such as Pearl Meyer, and the benefits consulting divisions of the national public accounting firms, as well as a vast number of local and regional brokerages and agencies. Government benefits relating to health, disability and retirement are also alternatives to private insurance, and indirectly compete with us.

We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the personalized attention we provide, the individual and corporate expertise providing the actual service to the client, and the overall cost to our clients.

Risk Management Segment

Our risk management operation currently ranks as one of the world’s largest property/casualty third party claims administrators based on revenues, according to Business Insurance magazine’s May 2018 edition. While many global and regional claims administrators operate within this space, we compete directly with Sedgwick Claims Management Services, Inc., and Broadspire Services, Inc. (a subsidiary of Crawford & Company). Several large underwriting enterprises, such as Chubb Limited, Travelers Companies, Inc. and Liberty Mutual Holding Co, Inc. also maintain their own claims administration units, which can be strong competitors. In addition, we compete with various smaller third party claims administrators on a regional level. We believe that the primary factors determining our competitive position are our ability to deliver better claim outcomes, reputation for outstanding service, cost-efficient service and financial strength.

Business Combinations

We completed and integrated 507 acquisitions from January 1, 2002 through December 31, 2018, most of which were within our brokerage segment. The majority of these acquisitions have been smaller regional or local brokerages, agencies, or employee benefit consulting operations with a middle or small client focus and/or significant expertise in one of our niche/practice groups. The total purchase price for individual acquisitions has typically ranged from $1.0 million to $50.0 million.

Through acquisitions, we seek to expand our talent pool, enhance our geographic presence and service capabilities, and/or broaden and further diversify our business mix. We also focus on identifying:

•	A corporate culture that matches our sales-oriented and ethics-based culture;

•	A profitable, growing business whose ability to compete would be enhanced by gaining access to our greater resources; and

•	Clearly defined financial criteria.

See Note 4 to our 2018 consolidated financial statements for a summary of our 2018 acquisitions, the amount and form of the consideration paid and the dates of acquisitions.

Clients

Our client base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. No material part of our business depends upon a single client or on a few clients. The loss of any one client would not have a material adverse effect on our operations. In 2018, our largest single client represented approximately 1.0% and our ten largest clients together represented approximately 3.0% of our combined brokerage and risk management segment revenues.

Employees

As of December 31, 2018, we had approximately 30,400 employees.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at http://investor.ajg.com/sec-filings as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission. The Securities and Exchange Commission also maintains a website (www.sec.gov) that includes our reports, proxy statements and other information.

Item 1A. Risk Factors.

Risks Relating to our Business Generally

An economic downturn, as well as unstable economic conditions in the countries and regions in which we operate, could adversely affect our results of operations and financial condition.

A decline in economic activity could adversely impact us in future years as a result of reductions in the amount of insurance coverage and consulting services that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. In addition, specific industries or sectors of the economy could experience declines in ways that impact our business; for example, if climate change and environmental risks harm the oil and gas industry, clients in our energy niche could go out of business or have reduced needs for insurance coverage or consulting services. All such reductions (whether caused by an overall economic decline or declines in particular industries) could adversely impact future commission revenues when the underwriting enterprises perform exposure audits if they lead to subsequent downward premium adjustments. We record the commission income effects of subsequent premium adjustments when the adjustments become known and, as a result, any downturn or improvement in our results of operations and financial condition may lag a downturn or improvement in the economy. Some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our results of operations and financial condition. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected.

The exit of the U.K. from the European Union (Brexit) could adversely affect our results of operations and financial condition.

Our operations in the U.K., which contributed approximately 17% of our brokerage segment and approximately 4% of our risk management segment revenues in 2018, expose us to risk in the event of an economic downturn in the U.K. due to Brexit. Such a downturn could adversely affect our U.K. operations through a decline in the insurance coverage and consulting services our clients purchase as they face reductions in their headcount, payroll, properties or the market value of their assets. In a so-called “hard” or “no-deal” Brexit where the U.K. leaves the European Union without trade or other deals in place with member countries, our European client base outside the U.K., which is minimal, would need to be serviced from operations in a country in the European Union. While we have a plan in place to service these clients from one of our existing offices in Sweden, such a transition could be a distraction to both clients and our management. In addition, the uncertainty surrounding Brexit has and may continue to result in substantial volatility in foreign exchange markets and may lead to a sustained weakness in the British pound’s exchange rate against the U.S. dollar. Any significant weakening of the British pound to the U.S. dollar will have an adverse impact on our brokerage and risk management segments’ net earnings as reported in U.S. dollars.

Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity could adversely affect our results of operations and financial condition.

We have a significant amount of trade accounts receivable from some of the underwriting enterprises with which we place insurance. If those companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. The failure of an underwriting enterprise with which we place business could result in errors and omissions claims against us by our clients, and the failure of errors and omissions underwriting enterprises could make the errors and omissions insurance we rely upon cost prohibitive or unavailable, which could adversely affect our results of operations and financial condition. In addition, if underwriting enterprises merge or if a large underwriting enterprise fails or withdraws from offering certain lines of coverage, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability. Such failures or coverage withdrawals on the part of underwriting enterprises could occur for any number of reasons, including large unexpected payouts related to climate change or other emerging risk areas.

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

Post-acquisition risks include those relating to retention of personnel, retention of clients, entry into unfamiliar markets or lines of business, contingencies or liabilities, such as violations of sanctions laws or anti-corruption laws including the FCPA and U.K. Bribery Act, risks relating to ensuring compliance with licensing and regulatory requirements, tax and accounting issues, the risk that the acquisition distracts management and personnel from our existing business, and integration difficulties relating to accounting, information technology, human resources, employee attrition or poor organizational culture and fit, some or all of which could have an adverse effect on our results of operations and growth. The failure of acquisition targets to achieve anticipated revenue and earnings levels could also result in goodwill impairment charges.

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

New competition as a result of these or other legislative or industry developments could cause the demand for our products and services to decrease, which could in turn adversely affect our results of operations and financial condition.

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

A significant portion of our revenues consists of contingent and supplemental revenues from underwriting enterprises. Contingent revenues are paid after the insurance contract period, generally in the first or second quarter, based on the growth and/or profitability of business we placed with an underwriting enterprise during the prior year. On the other hand, supplemental revenues are paid up front, on an annual or quarterly basis, generally based on our historical premium volumes with the underwriting enterprise and additional capabilities or services we bring to the engagement. If, due to the current economic environment or for any other reason, we are unable to meet an underwriting enterprise’s particular profitability, volume or growth thresholds, as the case may be, or such companies increase their estimate of loss reserves (over which we have no control), actual contingent revenues or supplemental revenues could be less than anticipated, which could adversely affect our results of operations. In the case of contingent revenues, under the new revenue recognition accounting standard, that was effective January 1, 2018, this could lead to the reversal of revenues in future periods that were recognized in prior periods (See Note 2 to our 2018 consolidated financial statements for more information).

If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by digital disruption and developments in technology. These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, “Insurtech” start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence and blockchain, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

In some cases, we depend on key third-party vendors and partners to provide technology and other support for our strategic initiatives. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

Damage to our reputation could have a material adverse effect on our business.

Our reputation is one of our key assets. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, ability to protect client information, trustworthiness, business practices, financial condition and other subjective qualities such as culture and values. Our success is also dependent on maintaining a good reputation with existing and potential employees, investors and regulators. Negative perceptions or publicity regarding the matters noted above, including our association with clients or business partners who themselves have a damaged reputation, or from actual or alleged conduct by us or our employees, could damage our reputation. Our reputation could also be impacted by negative perceptions or publicity regarding environmental, social and governance (ESG) issues or cybersecurity and data privacy concerns. Any resulting erosion of trust and confidence could make it difficult for us to attract and retain clients, employees and investors or harm our relationships with regulators, any of which could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends, in part, on our ability to attract and retain experienced and qualified talent, including our senior management team.

We depend upon members of our senior management team, who possess extensive knowledge and a deep understanding of our business and strategy. We could be adversely affected if we fail to plan adequately for the succession of these leaders, including our chief executive officer. We could also be adversely affected if we fail to attract and retain talent throughout our organization. Competition for talent in rapidly developing fields such as artificial intelligence and data engineering is particularly intense. In addition, our industry has experienced competition for leading brokers and in the past we have lost key brokers and groups of brokers, along with their clients, business relationships and intellectual property directly to our competition. Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results and financial condition.

Our substantial operations outside the U.S. expose us to risks different than those we face in the U.S.

In 2018, we generated approximately 30% of our combined brokerage and risk management revenues outside the U.S. The global nature of our business creates operational and economic risks. Adverse geopolitical or economic conditions may temporarily or permanently disrupt our operations outside the U.S. or create difficulties in staffing and managing such operations. For example, we have substantial operations in India that provide important back-office services for other parts of our global organization. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected our operations in India. However, such factors could potentially affect our operations there in the future. Should our access to these services be disrupted, our business, operating results and financial condition could be adversely affected.

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

•

Difficulties in staffing and managing foreign operations. For example, we are building our South American operations (which contributed $32.3 million in revenue from 15 locations in 2018) through acquisitions of local family-owned insurance brokerage firms. If we lose a local leader, recruiting a replacement locally or finding an internal candidate qualified to transfer to such location could be difficult;

•

Less flexible employee relationships, which may limit our ability to prohibit employees from competing with us after they are no longer employed with us or recovering damages in the event they do so, and may make it more difficult and expensive to terminate their employment;

•

Some of our foreign subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. We must also translate the financial results of our foreign subsidiaries into U.S. dollars. Although we have used foreign currency hedging strategies in the past and currently have some in place, such risks cannot be eliminated entirely, and significant changes in exchange rates may adversely affect our results of operations;

•	Conflicting regulations in the countries in which we do business;

•	Political and economic instability (including risks relating to undeveloped or evolving legal systems, unstable governments, acts of terrorism and outbreaks of war);

•	Coordinating our communications and logistics across geographic distances, multiple time zones and in different languages, including during times of crisis management;

•	Adverse trade policies, and adverse changes to any of the policies of the U.S. or any of the foreign jurisdictions in which we operate;

•	The transition away from LIBOR to the Secured Overnight Financing Rate as a benchmark reference for short-term interest rates;

•

Unfavorable audits and exposure to additional liabilities relating to various non-income taxes (such as payroll, sales, use, value-added, net worth, property and goods and services taxes) in foreign jurisdictions. In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, discriminatory or confiscatory taxation, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or their interpretation and the financial results of our international subsidiaries. The Organization for Economic Cooperation and Development issued reports and recommendations as part of its Base Erosion and Profit Shifting project (which we refer to as BEPS), and in response many countries in which we do business are expected to adopt rules which may change various aspects of the existing framework under which our tax obligations are determined. For example, in response to BEPS, the U.K., Australia and New Zealand adopted rules that affect the deductibility of interest paid on intercompany debt, and other jurisdictions where we operate may do so as well in the near future;

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

The trade policies of the current U.S. presidential administration could develop in ways that exacerbate the risks described above, or introduce new risks for our international operations. If any of these risks materialize, our results of operations and financial condition could be adversely affected.

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

•	Contracting terms will become less favorable or the margins on our services will decrease due to increased competition, regulatory constraints or other developments;

•

We will not be able to satisfy regulatory requirements related to third party administrators or regulatory developments (including those relating to security and data privacy outside the U.S.) will impose additional burdens, costs or business restrictions that make our business less profitable;

•	Our revenue is impacted by case volumes, which are dependent upon a number of factors and difficult to forecast accurately;

•	Economic weakness or a slow-down in economic activity could lead to a reduction in the number of claims we process;

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

We rely on information technology and third party vendors to support our business activities, including our secure processing of confidential sensitive, proprietary and other types of information. Cybersecurity breaches of any of the systems we rely on may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions. We have from time to time experienced cybersecurity breaches, such as computer viruses, unauthorized parties gaining access to our information technology systems and similar incidents, which to date have not had a material impact on our business. Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems, which could expose us to unexpected liabilities or make our own systems more vulnerable to attack. In the future, any material breaches of cybersecurity, or media reports of the same, even if untrue, could cause us to experience reputational harm, loss of clients and revenue, loss of proprietary data, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard clients’ information or financial losses. Such losses may not be insured against or not fully covered through insurance we maintain.

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

Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third party vendors. For example, the European Union adopted a comprehensive General Data Privacy Regulation (GDPR) in May 2016 that replaced the former EU Data Protection Directive and related country-specific legislation. The GDPR became fully effective in May 2018, and requires companies to satisfy new requirements regarding the handling of personal and sensitive data, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to comply with GDPR requirements could result in penalties of up to 4% of worldwide revenue. Complying with the enhanced obligations imposed by the GDPR may result in significant costs to our business and require us to revise certain of our business practices. In addition, legislators and regulators in the U.S. have enacted and are proposing new and more robust privacy and cybersecurity laws and regulations in light of the recent broad-based cyber attacks at a number of companies, including but not limited to the New York State Department of Financial Services Cybersecurity Requirements for Financial Services Companies and the California Consumer Privacy Act of 2018.

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

Many of our activities throughout the world are subject to regulatory supervision and regulations promulgated by bodies such as the Securities and Exchange Commission (which we refer to as SEC), the Department of Justice (which we refer to as DOJ), the IRS and the Office of Foreign Assets Control (which we refer to as OFAC) in the U.S., the Financial Conduct Authority (which we refer to as FCA) in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, data privacy, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves and the amount of local investment with respect to our operations in certain countries. This regulatory supervision could reduce our profitability or growth by increasing the costs of compliance, restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, underwriting enterprises and third parties. As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization. A compliance failure by even one of our smallest branches could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties and the revocation of our authorization to operate. In all such cases, we would also likely incur significant internal investigation costs and legal fees.

The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including increased staffing needs, the development of new policies, procedures and internal controls and providing training to employees in multiple locations, adding to our cost of doing business. Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected. In addition, major political and legal developments in jurisdictions in which we do business may lead to new regulatory costs and challenges. See “The exit of the U.K. from the European Union (Brexit) could adversely affect our results of operations and financial condition.”

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

In addition, we have made significant investments in product and knowledge development to assist clients as they navigate the complex regulatory requirements relating to employer sponsored healthcare. Depending on future changes to health legislation, these investments may not yield returns. If we are unable to adapt our services to future changes in the legal and regulatory landscape around employer sponsored healthcare, our ability to grow our business or provide effective services, particularly in our employee benefits consulting business, will be negatively impacted. If our clients reduce the role or extent of employer sponsored healthcare in response to any future law or regulation, our results of operations could be adversely impacted.

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

In addition, FATCA requires certain of our subsidiaries, affiliates and other entities to obtain valid FATCA documentation from payees prior to remitting certain payments to such payees. In the event we do not obtain valid FATCA documents, we may be obliged to withhold a portion of such payments. This obligation is shared with our clients who may fail to comply, in whole or in part. In such circumstances, we may incur FATCA compliance costs including withholding taxes, interest and penalties. Recent regulatory developments related to FATCA could also cause short-term increases in our costs related to systems and process updates needed for us to be able to take advantage of such changes. In addition, the impact of Brexit on FATCA reporting for EU placements may further increase our compliance burden and cost of operations and could adversely affect the market for our services as intermediaries, which could adversely affect our results of operations and financial condition.

The Tax Cuts and Jobs Act may have an adverse effect on us, and such effect may be material.

On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the Tax Act), which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%; limiting the deductibility of interest expense; implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Some aspects of the Tax Act are still unclear and will continue to be clarified over time. While we have updated estimates of the tax impacts based on guidance released to date or interpretations under such guidance, other guidance could be issued in the future, which could adversely affect our results of operations and financial condition.

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

As more fully described in Note 16 to our 2018 consolidated financial statements, we are a defendant in various legal actions incidental to our business, including but not limited to matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. For example, our micro-captive advisory services are currently the subject of an investigation by the IRS and clients of that business brought a lawsuit against us alleging that the tax benefits associated with their micro-captives were disallowed by the IRS. In addition, Chem-Mod LLC is defending lawsuits asserting that various entities associated with our clean energy investments are liable for infringement of a patent held by Nalco Company. We cannot reasonably predict the outcomes of these or other matters that we may become involved with in the future. An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period, or on an ongoing basis. In addition, regardless of any eventual monetary costs, any such matter could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to the impact of the adoption of and accounting under Topic 606. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments (including our IRC Section 45 investments), income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Further, as additional guidance relating to the Tax Act is released, our estimates related to the Tax Act may change. Additionally, changes in accounting standards (such as the new revenue recognition standard and a new standard for leases - see Note 2 to our 2018 consolidated financial statements) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

Risks Relating to our Investments, Debt and Common Stock

Our clean energy investments are subject to various risks and uncertainties.

Our ability to generate returns and avoid write-offs in connection with our IRC Section 45 and IRC Section 29 investments is subject to various risks and uncertainties including those set forth below.

•

Environmental concerns regarding coal. Environmental concerns about greenhouse gases, toxic wastewater discharges and the potential hazardous nature of coal combustion waste could lead to public pressure to reduce or regulations that discourage the burning of coal, even refined coal treated by technologies such as The Chem-

Mod™ Solution. Negative publicity regarding our IRC Section 45 investments or clean coal generally could exacerbate this risk and increase the risk that Congress might limit the availability of the tax credits or fail to extend them. Additionally, regulations could mandate that electric power generating companies purchase a minimum amount of power from energy sources such as wind, hydroelectric, solar, nuclear and geothermal. If utilities burned less coal as a result of any such regulation, our ability to generate tax credits would be reduced.

•

Demand for commercial refined coal plants. Changes in circumstances may cause a commercial refined coal plant to be moved to a different power generation facility, which could require us to invest additional capital. The implementation of environmental regulations regarding certain pollution control and permitting requirements has been delayed from time to time due to various lawsuits and changes in presidential administrations. The uncertainty created by litigation and reconsiderations of rule-making by the Environmental Protection Agency could negatively impact power generational facilities’ demand for commercial refined coal plants, should we need to move them. Sustained low natural gas prices could cause utilities to phase out or close existing coal-fired power plants. In addition, certain financing sources and insurance companies have taken action to limit available financing and insurance coverage for the development of new coal-fueled power plants, which could also limit the demand for refined coal facilities at power plants should we need to move one of our existing facilities.

•

Market demand for coal. When the price of natural gas and/or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an increase in the use of wind generated power, an economic slowdown or mild weather and a corresponding decline in the use of electricity. If utilities burn less coal or eliminate coal in the production of electricity, the availability of the tax credits would also be reduced.

•

Intellectual property and litigation risks. There is a risk that foreign laws will not protect the intellectual property associated with The Chem-Mod™ Solution to the same extent as U.S. laws, leaving us vulnerable to companies outside the U.S. who may attempt to copy such intellectual property. In addition, other companies may make claims of intellectual property infringement with respect to The Chem-Mod™ Solution. Such intellectual property claims, with or without merit, could require that Chem-Mod (or us and our investment and operational partners) obtain a license to use the intellectual property, which might not be obtainable on favorable terms, if at all. On April 18, 2018, Nalco Company (which we refer to as Nalco) filed patent infringement lawsuits in the Western District of Wisconsin against two unaffiliated power plants that burn refined coal using the The Chem-Mod™ Solution. These complaints were filed following Nalco’s voluntary dismissal of its action against Chem-Mod LLC and other defendants that was originally filed in the Northern District of Illinois in April 2014, as previously disclosed in our SEC filings. On July 16, 2018, Nalco amended its complaints to name as additional defendants in each case the refined coal limited liability company that sells refined coal to the power plant defendant in each case. The refined coal limited liability companies are licensed by Chem-Mod LLC to use the The Chem-Mod™ Solution to produce refined coal. The complaints allege that the named defendants infringe a patent licensed exclusively to Nalco and seek unspecified damages and injunctive relief. Although neither we nor Chem-Mod LLC is named as a defendant in either of these complaints, their defense was tendered to Chem-Mod LLC under certain agreements that provide for defense and indemnity, and those tenders were accepted. Chem-Mod LLC is directing the vigorous defense of these lawsuits. Litigation is inherently uncertain and, accordingly, it is not possible for us to predict the ultimate outcome of these matters. If Chem-Mod (or we and our investment and operational partners) cannot defeat or defend this or other such claims or obtain necessary licenses on reasonable terms, the operations may be precluded from using The Chem-Mod™ Solution.

•

Co-investor tax credit risks. We have co-investors in several of the operations currently producing refined coal. If in the future any one of our co-investors leaves a project, we could have difficulty finding replacements in a timely manner. On June 15, 2017, one of the refined coal partnerships in which we are an investor, received a notice from the IRS disallowing our co-investors from claiming tax credits. The position taken by the IRS has the potential to affect, and the IRS has opened audits of, other partnerships in which these co-investors are invested. However, the IRS notice does not challenge the validity of the tax credits themselves, or our ability to utilize tax credits. The partnership affected by the June 15, 2017 notice is defending its position in tax court. However, litigation is inherently uncertain and it is not possible to predict the ultimate outcome of this proceeding. An adverse ruling would likely make it more difficult for us to reach satisfactory arrangements with new co-investors and we may also be subject to claims against us from the co-investors affected by this IRS notice.

•

Operational risks. Chem-Mod’s multi-pollutant reduction technologies (The Chem-ModTM Solution) require chemicals that may not be readily available in the marketplace at reasonable costs. Utilities that use the technologies could be idled for various reasons, including operational or environmental problems at the plants or in the boilers, disruptions in the supply or transportation of coal, revocation of their Chem-Mod technologies environmental permits, labor strikes, force majeure events such as hurricanes, or terrorist attacks, any of which could halt or impede the operations. Long-term operations using Chem-Mod’s multi-pollutant reduction technologies could also lead to unforeseen technical or other problems not evident in the short- or medium-term. A serious injury or death of a worker connected with the production of refined coal using Chem-Mod’s technologies could expose the operations to material liabilities, jeopardizing our investment, and could lead to reputational harm. In the event of any such operational problems, we may not be able to take full advantage of the tax credits. We could also be exposed to risk due to our lack of control over the operations if future developments, for example a regulatory change affecting public and private companies differently, causes our interests and those of our co-investors to diverge. Finally, our vendors responsible for operation and management could fail to run the operations in compliance with IRC Section 45. If any of these developments occur, our investment returns may be negatively impacted.

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

•

Strategic alternatives risk. While we currently expect to continue to hold at least a portion of our IRC Section 45 investments, if for any reason in the future we decide to sell more of our interests, the discount rate on future cash flows could be excessive, and could result in an impairment of our investment.

We began generating tax credits under IRC Section 45 in 2009. As of December 31, 2018, we had generated a total of $1,168 million ($1.168 billion) in IRC Section 45 tax credits, of which approximately $370 million have been used to offset U.S. federal tax liabilities and $798 million remain unused and available to offset future U.S. federal tax liabilities. Our ability to use tax credits under IRC Section 45 depends upon the operations in which we have invested satisfying certain ongoing conditions set forth in IRC Section 45. These include, among others, the “placed-in-service” condition and requirements relating to qualified emissions reductions, coal sales to unrelated parties and at least one of the operations’ owners qualifying as a “producer” of refined coal. While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations have not satisfied, or have not continued to satisfy, the conditions set forth in IRC Section 45. Similarly, the law permitting us to claim IRC Section 29 tax credits (related to our prior synthetic coal operations) expired on December 31, 2007. At December 31, 2018, we had exposure with respect to $108.0 million of previously earned tax credits under IRC Section 29. We believe our claim for IRC Section 29 tax credits in 2007 and prior years was in accordance with IRC Section 29 and four private letter rulings previously obtained by IRC Section 29-related limited liability companies in which we had an interest. We understand these private letter rulings were consistent with those issued to other taxpayers and we have received no indication from the IRS that it will seek to revoke or modify them. In addition, the IRS audited certain of the IRC Section 29 facilities without requiring any changes.

While none of our prior IRC Section 29 operations are currently under audit, many of the IRC Section 45 operations in which we are invested are under audit by the IRS. The IRS could place the remaining IRC Section 45 operations and any of the prior IRC Section 29 operations under audit. An adverse outcome with respect to our ability to claim tax credits under any such audit would likely cause a material loss or cause us to be subject to liability under indemnification obligations related to prior sales of partnership interests in IRC Section 29 tax credits.

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

As of December 31, 2018, we had total consolidated debt outstanding of approximately $3.6 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. A small portion of our private placement debt consists of floating rate notes and interest payments under our senior revolving credit facility are based on a floating rate (in both cases currently based on LIBOR, which will transition soon to the Secured Overnight Financing Rate), which exposes us to additional risk in an environment of rising interest rates. Our indebtedness will also reduce the ability to use that cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, issuing additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all.

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

We grow our business organically as well as through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. The issuance of any additional shares of common or of preferred stock or convertible securities could be substantially dilutive to holders of our common stock. Moreover, to the extent that we issue restricted stock units, performance stock units, options or warrants to purchase shares of our common stock in the future and those options or warrants are exercised or as the restricted stock units or performance stock units vest, our stockholders may experience further dilution. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

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

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate related to the branch facilities of our brokerage and risk management segments. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Note 16 to our 2018 consolidated financial statements for information with respect to our lease commitments as of December 31, 2018.

Item 3. Legal Proceedings.

Please see the information set forth in Note 16 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 4. Mine Safety Disclosures.

Not applicable.

Executive Officers

Set forth below are the names, ages, positions and business backgrounds of our executive officers as of the date hereof:

Name	Age	Position and Year First Elected

J. Patrick Gallagher, Jr.	66	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	56	Corporate Vice President, General Counsel, Secretary since 2007

Richard C. Cary	56	Controller since 1997, Chief Accounting Officer since 2001

Joel D. Cavaness	57	Corporate Vice President since 2000, President of our Wholesale Brokerage Operation since 1997

Thomas J. Gallagher	60	Corporate Vice President since 2001, Chairman of our International Brokerage Operation 2010 - 2016, President of our Global Property/Casualty Brokerage Operation beginning in 2017

Douglas K. Howell	57	Corporate Vice President, Chief Financial Officer since 2003

Scott R. Hudson	57	Corporate Vice President and President of our Risk Management Operation since 2010

Christopher E. Mead	51	Corporate Vice President, Chief Marketing Officer since 2017; Managing Director – Marketing Division, CME Group, 2005 - 2017

Susan E. Pietrucha	52	Corporate Vice President, Chief Human Resource Officer since 2007

William F. Ziebell	56	Corporate Vice President since 2011, regional leader in our Employee Benefit and Consulting Brokerage Operations 2004 - 2016, President beginning in 2017

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

As of January 31, 2019, there were approximately 1,000 holders of record of our common stock.

(c)    Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of us for each fiscal month in the three-month period ended December 31, 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)

October 1 through October 31, 2018	2,499	$74.04	—	7,287,019

November 1 through November 30, 2018	754	77.86	—	7,287,019

December 1 through December 31, 2018	19,916	73.54	—	7,287,019

Total	23,169	$73.74	—

(1)

Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 11 to our 2018 consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the fourth quarter of 2018, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2018 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after-tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.

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

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2018 have been derived from our consolidated financial statements. Such data should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2018	2017 As Restated*	2016 As Restated*	2015	2014
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$2,920.7	$2,641.0	$2,409.9	$2,338.7	$2,083.0
Fees	1,756.3	1,591.9	1,491.7	1,432.3	1,258.3
Supplemental revenues	189.9	158.0	139.9	125.5	104.0
Contingent revenues	98.0	99.5	97.9	93.7	84.7
Investment income and other	1,827.5	1,622.6	1,409.0	1,402.2	1,096.5

Revenue before reimbursements	6,792.4	6,113.0	5,548.4	5,392.4	4,626.5
Reimbursements	141.6	136.0	132.1	—	—

Total revenues	6,934.0	6,249.0	5,680.5	5,392.4	4,626.5
Total expenses	6,454.6	5,889.2	5,346.9	5,098.9	4,335.0

Earnings before income taxes	479.4	359.8	333.6	293.5	291.5
Provision (benefit) for income taxes	(196.5)	(157.1)	(96.7)	(95.6)	(36.0)

Net earnings	675.9	516.9	430.3	389.1	327.5
Net earnings attributable to noncontrolling interests	42.4	35.6	33.5	32.3	24.1

Net earnings attributable to controlling interests	$633.5	$481.3	$396.8	$356.8	$303.4

Per Share Data:
Diluted net earnings per share (1)	3.40	2.64	2.22	2.06	1.97
Dividends declared per common share (2)	1.64	1.56	1.52	1.48	1.44
Share Data:
Shares outstanding at year end	184.0	181.0	178.3	176.9	164.6
Weighted average number of common shares outstanding	182.7	180.1	177.6	172.2	152.9
Weighted average number of common and common equivalent shares outstanding	186.2	182.1	178.4	173.2	154.3
Consolidated Balance Sheet Data:
Total assets	$16,334.0	$14,909.7	$13,528.2	$10,910.5	$10,010.0
Long-term debt less current portion	3,098.0	2,698.0	2,150.0	2,075.0	2,125.0
Total stockholders’ equity	4,569.7	4,299.7	3,775.5	3,688.2	3,305.1
Return on beginning stockholders’ equity (3)	15%	13%	11%	11%	14%
Employee Data:
Number of employees - at year end	30,362	26,783	24,790	23,857	22,375

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.
*

See Note 3 – Revenues from Contracts with Customers for additional information about the restatements related to Topic 606. We adopted Topic 606 as of January 1, 2018, using the full retrospective method to restate 2017 and 2016. The cumulative effect of the adoption was recognized as an increase to retained earnings of $125.3 million on January 1, 2016. As permitted under the guidelines issued by the SEC related to the adoption of Topic 606, we did not restate the 2015 and 2014 information in the table above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report. In addition, please see “Information Regarding Non-GAAP Measures and Other” beginning on page 32 for a reconciliation of the non-GAAP measures for adjusted total revenues, organic commission, fee and supplemental revenues and adjusted EBITDAC to the comparable GAAP measures, as well as other important information regarding these measures.

We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks. We are headquartered in Rolling Meadows, Illinois, have operations in 35 other countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent brokers and consultants. In 2018, we expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generate approximately 70% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 30% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. (based on 2018 revenues). We expect that our international revenue as a percentage of our total revenues in 2019 will be comparable to 2018. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 61%, 14% and 25%, respectively, to 2018 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy investments, and interest income from premium financing.

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

Accounting Changes - Impact of New Revenue Recognition Accounting Standard

As a result of adopting a new revenue recognition accounting statement, we restated our consolidated financial statements and related information from amounts previously reported herein for 2017 and 2016. Notes 2 and 3 to our 2018 consolidated financial statements included in this report contains information regarding the impact the new revenue recognition accounting standard had on our financial presentation. We adopted the new standard as of January 1, 2018, using the full retrospective method to restate each prior reporting period presented. The cumulative effect of the adoption was an increase to retained earnings of $125.3 million as of January 1, 2016. While the adoption of the new standard did not have a material impact on the presentation of our consolidated results of operations on an annual basis, there was a material impact on the presentation of our results in certain quarters due to timing changes in the recognition of certain revenue and expenses. As a result, we did experience a different “seasonality” in our quarterly results after adoption of the new standard, with a shift in the timing of revenue recognized from the second, third and fourth quarters to the first quarter.

Summary of Financial Results - Year Ended December 31,

See the reconciliations of non-GAAP measures on pages 28 and 29.

	Year 2018		Year 2017		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
	(In millions, except per share data)
Brokerage Segment
Revenues	$4,246.9	$4,236.7	$3,815.1	$3,824.7	11%	11%
Organic revenues		$3,960.2		$3,749.0		5.6%
Net earnings	$573.2		$414.7		38%
Net earnings margin	13.5%		10.9%		+263 bpts
Adjusted EBITDAC		$1,172.4		$1,043.0		12%
Adjusted EBITDAC margin		27.7%		27.3%		+40 bpts
Diluted net earnings per share	$3.02	$3.24	$2.23	$2.50	35%	30%
Risk Management Segment
Revenues	$798.3	$798.3	$737.4	$734.7	8%	9%
Organic revenues		$786.3		$734.2		7.1%
Net earnings	$70.4		$55.7		26%
Net earnings margin (before reimbursements)	8.8%		7.6%		+127 bpts
Adjusted EBITDAC		$138.7		$126.1		10%
Adjusted EBITDAC margin (before reimbursements)		17.4%		17.2%		+21 bpts
Diluted net earnings per share	$0.38	$0.37	$0.31	$0.32	23%	16%
Corporate Segment
Diluted net earnings (loss) per share	$—	$(0.16)	$0.10	$0.18
Total Company
Diluted net earnings per share	$3.40	$3.45	$2.64	$3.00	29%	15%

In our corporate segment, net after tax earnings from our clean energy investments was $118.6 million and $132.7 million in 2018 and 2017, respectively. Our current estimate of the 2019 annual net after tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2019, is $105.0 million to $115.0 million. We expect to use the additional cash flow generated by these earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues, net earnings, EBITDAC and diluted net earnings per share for 2018 and 2017. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 35 and 41 of this filing.

Year Ended December 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:
	Revenues Before Reimbursements		Net Earnings		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2018	2017	2018	2017	2018	2017	2018	2017	Chg
	(In millions, except per share data)
Brokerage, as reported	$4,246.9	$3,815.1	$573.2	$414.7	$1,126.3	$988.8	$3.02	$2.23	35%
Gains on book sales	(10.2)	(3.4)	(7.9)	(2.4)	(10.2)	(3.4)	(0.04)	(0.01)
Acquisition integration	—	—	2.6	10.5	3.4	14.8	0.01	0.06
Workforce & lease termination	—	—	29.1	21.9	38.7	30.1	0.16	0.12
Acquisition related adjustments	—	—	16.3	16.7	14.2	9.1	0.09	0.09
Levelized foreign currency translation	—	13.0	—	1.8	—	3.6	—	0.01

Brokerage, as adjusted *	4,236.7	3,824.7	613.3	463.2	1,172.4	1,043.0	3.24	2.50	30%

Risk Management, as reported	798.3	737.4	70.4	55.7	134.0	125.7	0.38	0.31	23%
Workforce & lease termination	—	—	3.5	0.5	4.7	0.9	0.01	—
Acquisition related adjustments	—	—	(4.3)	0.8	—	—	(0.02)	0.01
Levelized foreign currency translation	—	(2.7)	—	(0.2)	—	(0.5)	—	—

Risk Management, as adjusted *	798.3	734.7	69.6	56.8	138.7	126.1	0.37	0.32	16%

Corporate, as reported	1,747.2	1,560.5	32.3	46.5	(213.9)	(213.9)	—	0.10
Corporate legal entity restructuring	—	—	(22.0)	—	—	—	(0.12)	—
Impact of U.S. tax reform	—	—	(8.9)	(1.5)	—	2.5	(0.04)	(0.01)
Litigation settlement	—	—	—	8.8	—	11.1	—	0.05
Home office lease termination/move	—	—	—	7.9	—	13.2	—	0.04

Corporate, as adjusted *	1,747.2	1,560.5	1.4	61.7	(213.9)	(187.1)	(0.16)	0.18

Total Company, as reported	$6,792.4	$6,113.0	$675.9	$516.9	$1,046.4	$900.6	$3.40	$2.64	29%

Total Company, as adjusted *	$6,782.2	$6,119.9	$684.3	$581.7	$1,097.2	$982.0	$3.45	$3.00	15%

Total Brokerage & Risk
Management, as reported	$5,045.2	$4,552.5	$643.6	$470.4	$1,260.3	$1,114.5	$3.40	$2.54	34%

Total Brokerage & Risk
Management, as adjusted *	$5,035.0	$4,559.4	$682.9	$520.0	$1,311.1	$1,169.1	$3.61	$2.82	28%

*

For 2018, the pretax impact of the brokerage segment adjustments totals $53.5 million, with a corresponding adjustment to the provision for income taxes of $13.4 million relating to these items. The pretax impact of the risk management segment adjustments totals $(1.3) million, with a corresponding adjustment to the provision for income taxes of $(0.5) million relating to these items. There was no pretax impact of the corporate segment adjustments, with an adjustment to the benefit for income taxes of $30.9 million.

For 2017, the pretax impact of the brokerage segment adjustments totals $69.2 million, with a corresponding adjustment to the provision for income taxes of $20.7 million relating to these items. The pretax impact of the risk management segment adjustments totals $1.7 million, with a corresponding adjustment to the provision for income taxes of $0.6 million relating to these items. The pretax impact of the corporate segment adjustments totals $26.8 million, with a corresponding adjustment to the provision for income taxes of $11.6 million relating to these items.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)

				Net Earnings	Net Earnings
	Earnings	Provision		(Loss)	(Loss)	Diluted Net
	(Loss)	(Benefit)		Attributable to	Attributable to	Earnings
	Before Income	for Income	Net	Noncontrolling	Controlling	(Loss)
	Taxes	Taxes	Earnings	Interests	Interests	per Share
Year Ended Dec 31, 2018
Brokerage, as reported	$764.2	$191.0	$573.2	$10.7	$562.5	$3.02
Gains on book sales	(10.2)	(2.3)	(7.9)	—	(7.9)	(0.04)
Acquisition integration	3.4	0.8	2.6	—	2.6	0.01
Workforce & lease termination	38.7	9.6	29.1	—	29.1	0.16
Acquisition related adjustments	21.6	5.3	16.3	—	16.3	0.09

Brokerage, as adjusted	$817.7	$204.3	$613.3	$10.7	$602.6	$3.24

Risk Management, as reported	$95.7	$25.3	$70.4	$—	$70.4	$0.38
Workforce & lease termination	4.7	1.2	3.5	—	3.5	0.01
Acquisition related adjustments	(6.0)	(1.7)	(4.3)	—	(4.3)	(0.02)

Risk Management, as adjusted	$94.4	$24.8	$69.6	$—	$69.6	$0.37

Corporate, as reported	$(380.5)	$(412.8)	$32.3	$31.7	$0.6	$—
Corporate legal entity restructuring	—	22.0	(22.0)	—	(22.0)	(0.12)
Impact of U.S. tax reform	—	8.9	(8.9)	—	(8.9)	(0.04)

Corporate, as adjusted	$(380.5)	$(381.9)	$1.4	$31.7	$(30.3)	$(0.16)

Year Ended Dec 31, 2017
Brokerage, as reported	$635.9	$221.2	$414.7	$7.6	$407.1	$2.23
Gains on book sales	(3.4)	(1.0)	(2.4)	—	(2.4)	(0.01)
Acquisition integration	14.8	4.3	10.5	—	10.5	0.06
Workforce & lease termination	30.1	8.2	21.9	—	21.9	0.12
Acquisition related adjustments	24.9	8.2	16.7	—	16.7	0.09
Levelized foreign currency translation	2.8	1.0	1.8	—	1.8	0.01

Brokerage, as adjusted	$705.1	$241.9	$463.2	$7.6	$455.6	$2.50

Risk Management, as reported	$90.1	$34.4	$55.7	$—	$55.7	$0.31
Workforce & lease termination	0.9	0.4	0.5	—	0.5	—
Acquisition related adjustments	1.1	0.3	0.8	—	0.8	0.01
Levelized foreign currency translation	(0.3)	(0.1)	(0.2)	—	(0.2)	—

Risk Management, as adjusted	$91.8	$35.0	$56.8	$—	$56.8	$0.32

Corporate, as reported	$(366.2)	$(412.7)	$46.5	$28.0	$18.5	$0.10
Impact of U.S. tax reform	2.5	4.0	(1.5)	—	(1.5)	(0.01)
Litigation settlement	11.1	2.3	8.8	—	8.8	0.05
Home office lease termination/move	13.2	5.3	7.9	—	7.9	0.04

Corporate, as adjusted	$(339.4)	$(401.1)	$61.7	$28.0	$33.7	$0.18

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

The Council of Insurance Agents & Brokers (which we refer to as the CIAB) fourth quarter 2018 survey had not been issued as of the date of this report. The first three 2018 quarterly surveys indicated that U.S. commercial property/casualty rates increased by 1.7%, 1.5%, and 1.6% on average across all lines, for the first, second and third quarters of 2018, respectively. We expect a similar trend to be noted when the CIAB fourth quarter 2018 survey report is issued, which would signal a relatively stable market. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

In 2019, we expect modest increases in property/casualty rates and exposures similar to the modest increases observed during 2018. Within our employee benefits and consulting brokerage operations, we believe that employment growth, a tightening labor market and the complexity surrounding the healthcare regulatory environment bode well for the continued demand of our solutions. In addition, our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. Internationally, in the U.K. and Canadian retail property/casualty markets, pricing is similar to the U.S., pricing is flat in London Specialty, and we are experiencing an improving market in Australia and New Zealand. Overall, we believe that in a stable to modestly positive rate environment with growing exposure units, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios. Based on our experience, insurance carriers appear to be making rational pricing decisions. In lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. As carriers reach their profitability targets in lines, rates may start to flatten in those lines. In summary, in this environment, clients can still obtain coverage, businesses continue to stay in standard-line markets and there is adequate capacity in the insurance market.

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

Thirty-one plants are under long-term production contracts with several utilities. We are not in current active negotiations for long-term production contracts for two of the 2009 Era Plants. For one of the 2011 Era Plants, we are in early stages of negotiations for a long-term production contract.

We also own a 46.5% controlling interest in Chem-Mod, which has been marketing The Chem-Mod™ Solution proprietary technologies principally to refined fuel plants that sell refined fuel to coal-fired power plants owned by utility companies, including those plants in which we hold interests. Based on current production estimates provided by licensees, Chem-Mod could generate for us approximately $5.0 million to $6.0 million of net after tax earnings per quarter.

Our current estimate of the 2019 annual net after tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2019, is $105.0 million to $115.0 million.

All estimates set forth above regarding the future results of our clean energy investments are subject to significant risks, including those set forth in the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.”

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP), which require management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to our 2018 consolidated financial statements for other significant accounting policies.

Revenue Recognition - See Revenue Recognition in Notes 1, 2 and 3 to our 2018 consolidated financial statements for information with respect to the impacts a new accounting standard, relating to revenue recognition, had on our financial position and operating results.

Income Taxes - See Income Taxes in Notes 1 and 18 to our 2018 consolidated financial statements.

Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. We recognize interest and penalties, if any, related to unrecognized tax benefits in our provision for income taxes. See Note 18 to our 2018 consolidated financial statements for a discussion regarding the possibility that our gross unrecognized tax benefits balance may change within the next twelve months.

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

We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in a specific jurisdiction. In assessing the need for the recognition of a valuation allowance for deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized and adjust the valuation allowance accordingly. We evaluate all significant available positive and negative evidence as part of our analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income by jurisdiction, tax-planning strategies that would result in the realization of deferred tax assets and the presence of taxable income in prior carryback years. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. See Note 18 to our 2018 consolidated financial statements related to changes in our valuation allowances.

Intangible Assets/Earnout Obligations - See Intangible Assets in Note 1 to our 2018 consolidated financial statements.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discount these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. See Note 4 to our 2018 consolidated financial statements for additional discussion on our 2018 business combinations.

Business Combinations and Dispositions

See Note 4 to our 2018 consolidated financial statements for a discussion of our 2018 business combinations. We did not have any material dispositions in 2018, 2017 and 2016.

On January 8, 2019, we sold a travel insurance brokerage operation that was initially purchased in 2014. In the first quarter of 2019, we expect to recognize a one-time, net gain between $0.20 and $0.23 of diluted net earnings per share as a result of the sale.

Results of Operations

Information Regarding Non-GAAP Measures and Other

In the discussion and analysis of our results of operations that follows, in addition to reporting financial results in accordance with GAAP, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share, as adjusted (adjusted EPS) for the brokerage and risk management segments, adjusted revenues, adjusted compensation and operating expenses, adjusted compensation expense ratio, adjusted operating expense ratio and organic revenue measures for each operating segment. These measures are not in accordance with, or an alternative to, the GAAP information provided in this report. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition. Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. As disclosed in our most recent Proxy Statement, we make determinations regarding certain elements of executive officer incentive compensation, performance share awards and annual cash incentive awards, partly on the basis of measures related to adjusted EBITDAC.

Adjusted Non-GAAP presentation - We believe that the adjusted Non-GAAP presentation of our 2018, 2017 and 2016 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

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

•

For the corporate legal entity restructuring, impact of U.S. tax reform, litigation settlement and home office lease termination/move for the corporate segment, see page 50 for a more detailed description of their nature.

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

•

Adjusted EBITDAC and Adjusted EBITDAC Margin - Adjusted EBITDAC is EBITDAC adjusted to exclude net gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable, and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance, and are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•

Adjusted EPS for the Brokerage and Risk Management segments - Net earnings adjusted to exclude the after-tax impact of net gains realized from sales of books of business, acquisition integration costs, workforce related charges, lease termination related charges and acquisition related adjustments, the period-over-period impact of foreign currency translation, as applicable, divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

Organic Revenues (a non-GAAP Measure) - For the brokerage segment, organic change in base commission and fee revenues, supplemental revenues and contingent revenues excludes the first twelve months of such revenues generated from acquisitions and such revenues related to operations disposed of in each year presented. These revenues are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, organic change in base commission and fee revenues, supplemental revenues and contingent revenues exclude the period-over-period impact of foreign currency translation. For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions and the fee revenues related to operations disposed of in each year presented. In addition, change in organic growth excludes the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability, or are due to the limited-time nature of these revenue sources.

These revenue items are excluded from organic revenues in order to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that are expected to continue in 2019 and beyond. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this non-GAAP measure allows readers of our financial statements to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This report includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted compensation and operating expenses, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted diluted net earnings per share and organic revenue measures.

Brokerage Segment

The brokerage segment accounted for 61% of our revenue in 2018. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our brokerage segment generates revenues by:

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

The primary source of revenues for our brokerage services is commissions from underwriting enterprises, based on a percentage of premiums paid by our clients, or fees received from clients based on an agreed level of service usually in lieu of commissions. Commissions are fixed at the contract effective date and generally are based on a percentage of premiums for insurance coverage or employee head count for employer sponsored benefit plans. Commissions depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk of coverage, and historical benchmarks surrounding the level of effort necessary for us to place and service the insurance contract. Rather than being tied to the amount of premiums, fees are most often based on an expected level of effort to provide our services. In addition, under certain circumstances, both retail brokerage and wholesale brokerage services receive supplemental and contingent revenues. Supplemental revenue is revenue paid by an underwriting enterprise that is above the base commission paid, is determined by the underwriting enterprise and is established annually in advance of the contractual period based on historical performance criteria. Contingent revenue is revenue paid by an underwriting enterprise based on the overall profit and/or volume of the business placed with that underwriting enterprise during a particular calendar year and is determined after the contractual period.

Litigation, Regulatory and Taxation Matters

IRS investigation - A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (which we refer to as Tribeca). A “captive” is an underwriting enterprise that insures the risks of its owner, affiliates or a group of companies. Micro-captives are captive underwriting enterprises that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are under investigation by the Internal Revenue Service (which we refer to as IRS). Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive underwriting enterprises organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, an adverse determination could subject us to penalties and negatively affect our defense of the class action lawsuit described below. We may also experience lost earnings due to the negative effect of an extended IRS investigation. From 2016 to 2018, our micro-captive operations contributed less than $3.2 million of net earnings and less than $5.0 million of EBITDAC to our consolidated results in any one year. Due to the fact that the IRS has not made any allegation against us, or completed all of its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

Class action lawsuit - On December 7, 2018, a class action lawsuit was filed against us, our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) and other defendants including Tribeca. The named plaintiffs are micro-captive clients of Artex or Tribeca and their related entities and owners who had IRC Section 831(b) tax benefits disallowed by the IRS. The complaint attempts to state various causes of action and alleges that the defendants defrauded the plaintiffs by marketing and managing micro-captives with the knowledge that the captives did not constitute bona fide insurance and thus would not qualify for tax benefits. The named plaintiffs are seeking to certify a class of all persons who were assessed back taxes, penalties or interest by the IRS as a result of their ownership of or involvement in an IRS Section 831(b) micro-captive formed or managed by Artex or Tribeca during the time period January 1, 2015 to the present. The complaint does not specify the amount of damages sought by the named plaintiffs or the putative class. The defendants’ response to the complaint is due on March 8, 2019. The court has not otherwise set a case schedule. We will vigorously defend against the lawsuit. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us.

Financial information relating to our brokerage segment results for 2018, 2017 and 2016 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2018	2017	Change	2017	2016	Change
Commissions	$2,920.7	$2,641.0	$279.7	$2,641.0	$2,409.9	$231.1
Fees	958.5	855.1	103.4	855.1	794.7	60.4
Supplemental revenues	189.9	158.0	31.9	158.0	139.9	18.1
Contingent revenues	98.0	99.5	(1.5)	99.5	97.9	1.6
Investment income	69.6	58.1	11.5	58.1	52.6	5.5
Gains realized on books of business sales	10.2	3.4	6.8	3.4	6.6	(3.2)

Total revenues	4,246.9	3,815.1	431.8	3,815.1	3,501.6	313.5

Compensation	2,447.1	2,212.3	234.8	2,212.3	2,040.2	172.1
Operating	673.5	614.0	59.5	614.0	598.2	15.8
Depreciation	60.9	61.8	(0.9)	61.8	57.2	4.6
Amortization	286.9	261.8	25.1	261.8	244.7	17.1
Change in estimated acquisition earnout payables	14.3	29.3	(15.0)	29.3	32.1	(2.8)

Total expenses	3,482.7	3,179.2	303.5	3,179.2	2,972.4	206.8

Earnings before income taxes	764.2	635.9	128.3	635.9	529.2	106.7
Provision for income taxes	191.0	221.2	(30.2)	221.2	186.6	34.6

Net earnings	573.2	414.7	158.5	414.7	342.6	72.1
Net earnings attributable to noncontrolling interests	10.7	7.6	3.1	7.6	6.5	1.1

Net earnings attributable to controlling interests	$562.5	$407.1	$155.4	$407.1	$336.1	$71.0

Diluted net earnings per share	$3.02	$2.23	$0.79	$2.23	$1.89	$0.34

Other Information
Change in diluted net earnings per share	35%	19%		19%
Growth in revenues	11%	9%		9%
Organic change in commissions and fees	5%	4%		4%
Compensation expense ratio	58%	58%		58%	58%
Operating expense ratio	16%	16%		16%	17%
Effective income tax rate	25%	35%		35%	35%
Workforce at end of period (includes acquisitions)	22,934	20,049		20,049	18,635
Identifiable assets at December 31	$13,785.1	$12,404.3		$12,404.3	$11,308.6

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for 2018, 2017 and 2016 (in millions):

	2018	2017	Change	2017	2016	Change
Net earnings, as reported	$573.2	$414.7	38.2%	$414.7	$342.6	21.0%
Provision for income taxes	191.0	221.2		221.2	186.6
Depreciation	60.9	61.8		61.8	57.2
Amortization	286.9	261.8		261.8	244.7
Change in estimated acquisition earnout payables	14.3	29.3		29.3	32.1

EBITDAC	1,126.3	988.8	13.9%	988.8	863.2	14.5%
Gains from books of business sales	(10.2)	(3.4)		(3.4)	(6.6)
Acquisition integration	3.4	14.8		14.8	45.7
Acquisition related adjustments	14.2	9.1		9.1	3.7
Workforce and lease termination related charges	38.7	30.1		30.1	20.7
Levelized foreign currency translation	—	3.6		—	(3.4)

EBITDAC, as adjusted	$1,172.4	$1,043.0	12.4%	$1,039.4	$923.3	12.6%

Net earnings margin, as reported	13.5%	10.9%	+263 bpts	10.9%	9.8%	+108 bpts

EBITDAC margin, as adjusted	27.7%	27.3%	+40 bpts	27.3%	26.5%	+77 bpts

Reported revenues	$4,246.9	$3,815.1		$3,815.1	$3,501.6

Adjusted revenues - see page 28	$4,236.7	$3,824.7		$3,811.7	$3,485.3

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

Commissions and fees - The aggregate increase in base commissions and fees for 2018 was due to revenues associated with acquisitions that were made during 2018 and 2017 ($200.4 million) and organic revenue growth. Commissions and fees in 2018 included new business production and renewal rate increases of $456.6 million, which was offset by lost business of $273.9 million. The aggregate increase in commissions and fees for 2017 was due to revenues associated with acquisitions that were made during 2017 and 2016 ($169.6 million) and organic revenue growth. Commissions and fees in 2017 included new business production of $378.9 million, which was offset by lost business and renewal rate decreases of $264.3 million. The aggregate increase in commissions and fees for 2016 was principally due to revenues associated with acquisitions that were made during 2016 and 2015 ($173.2 million). Commissions and fees in 2016 included new business production of $359.7 million, which was offset by lost business and renewal rate decreases of $362.6 million. Commission revenues increased 11% and fee revenues increased 12% in 2018 compared to 2017, respectively. The organic change in base commission and fee revenues was 5% in 2018 and 4% in 2017.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2018 and 2017 include the following (in millions):

	2018 Organic Revenue			2017 Organic Revenue
	2018	2017	Change	2017	2016	Change
Base Commissions and Fees
Commission and fees, as reported	$3,879.2	$3,496.1	11.0%	$3,496.1	$3,204.6	9.1%
Less commission and fee revenues from acquisitions	(200.4)	—		(169.6)	—
Less disposed of operations	—	(18.2)		—	(4.1)
Levelized foreign currency translation	—	13.3		—	(9.3)

Organic base commission and fees	$3,678.8	$3,491.2	5.4%	$3,326.5	$3,191.2	4.2%

Supplemental revenues
Supplemental revenues, as reported	$189.9	$158.0	20.2%	$158.0	$139.9	12.9%
Less supplemental revenues from acquisitions	(1.5)	—		(1.6)	—
Levelized foreign currency translation	—	0.8		—	(0.9)

Organic supplemental revenues	$188.4	$158.8	18.6%	$156.4	$139.0	12.5%

Contingent revenues
Contingent revenues, as reported	$98.0	$99.5	-1.5%	$99.5	$97.9	1.6%
Less contingent revenues from acquisitions	(5.0)	—		(5.7)	—
Less disposed of operations	—	(0.6)		—	—
Levelized foreign currency translation	—	0.1		—	(0.2)

Organic contingent revenues	$93.0	$99.0	-6.1%	$93.8	$97.7	-4.0%

Total reported commissions, fees, supplemental revenues and contingent revenues	$4,167.1	$3,753.6	11.0%	$3,753.6	$3,442.4	9.0%
Less commission and fee revenues from acquisitions	(206.9)	—		(176.9)	—
Less disposed of operations	—	(18.8)		—	(4.1)
Levelized foreign currency translation	—	14.2		—	(10.4)

Total organic commissions, fees supplemental revenues and contingent revenues	$3,960.2	$3,749.0	5.6%	$3,576.7	$3,427.9	4.3%

Acquisition Activity	2018	2017	2016
Number of acquisitions closed	44	36	37
Estimated annualized revenues acquired (in millions)	$317.9	$159.0	$137.9

For 2018, 2017 and 2016, we issued 881,000, 1,041,000 shares and 1,998,000 shares, respectively, in connection with tax-free exchange acquisitions and repurchased 175,000, 273,000 shares and 2,265,000 shares, respectively, to partially offset the impact of the issued shares.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2018, 2017 and 2016 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2018
Reported supplemental revenues	$52.0	$48.1	$43.9	$45.9	$189.9
Reported contingent revenues	34.9	21.8	25.7	15.6	98.0

Reported supplemental and contingent revenues	$86.9	$69.9	$69.6	$61.5	$287.9

2017
Reported supplemental revenues	$47.3	$35.8	$36.9	$38.0	$158.0
Reported contingent revenues	35.0	21.3	21.8	21.4	99.5

Reported supplemental and contingent revenues	$82.3	$57.1	$58.7	$59.4	$257.5

2016
Reported supplemental revenues	$41.8	$31.9	$34.5	$31.7	$139.9
Reported contingent revenues	31.9	21.7	22.2	22.1	97.9

Reported supplemental and contingent revenues	$73.7	$53.6	$56.7	$53.8	$237.8

Investment income and gains realized on books of business sales - This primarily represents interest income earned on cash, cash equivalents and restricted funds, interest income from premium financing and one-time gains related to sales of books of business, which were $10.2 million, $3.4 million and $6.6 million in 2018, 2017 and 2016, respectively. Investment income in 2018 increased compared to 2017 primarily due to increases in interest income from our Australia and New Zealand premium financing business, which relates to an increase in the volume of premium financing business written in 2018, and increases in interest income earned on client held funds in the U.S due to an increase in interest rates. Investment income in 2017 increased compared to 2016 primarily due to increases in interest income from our premium financing business.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2018 and 2017 compensation expense and 2017 and 2016 compensation expense (in millions):

	2018	2017	2017	2016
Compensation expense, as reported	$2,447.1	$2,212.3	$2,212.3	$2,040.2

Acquisition integration	(2.5)	(7.6)	(7.6)	(16.9)
Workforce related charges	(32.3)	(21.4)	(21.4)	(17.5)
Acquisition related adjustments	(14.2)	(9.1)	(9.1)	(3.7)
Levelized foreign currency translation	-	8.7	-	(11.7)

Compensation expense, as adjusted	$2,398.1	$2,182.9	$2,174.2	$1,990.4

Reported compensation expense ratios	57.6%	58.0%	58.0%	58.3%

Adjusted compensation expense ratios	56.6%	57.1%	57.0%	57.1%

Reported revenues	$4,246.9	$3,815.1	$3,815.1	$3,501.6

Adjusted revenues - see page 28	$4,236.7	$3,824.7	$3,811.7	$3,485.3

The increase in compensation expense in 2018 compared to 2017 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results ($197.1 million in the aggregate), increases in employee benefits expense - $24.4 million, severance related costs - $10.9 million, deferred compensation - $2.4 million, temporary staffing - $1.2 million, partially offset by decreases in stock compensation expense - $0.8 million and earnout related compensation charges - $0.4 million. The increase in employee headcount in 2018 compared to 2017 primarily relates to the addition of employees associated with the acquisitions that we completed in 2018 and new production hires. The increase in severance related costs is due to the elimination or restructuring of approximately 325 positions that took place during 2018.

The increase in compensation expense in 2017 compared to 2016 was primarily due to an increase in the average number of employees, salary increases, one-time compensation payments and increases in incentive compensation linked to our overall operating results $146.3 million in the aggregate, increases in employee benefits expense - $15.8 million, deferred compensation -

$6.4 million, severance related costs - $3.9 million and stock compensation expense - $0.9 million, partially offset by decreases in temporary staffing - $1.2 million. The increase in employee headcount in 2017 compared to 2016 primarily relates to the addition of employees associated with the acquisitions that we completed in 2017 and new production hires.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2018 and 2017 operating expense and 2017 and 2016 operating expense (in millions):

	2018	2017	2017	2016
Operating expense, as reported	$673.5	$614.0	$614.0	$598.2

Acquisition integration	(0.9)	(7.2)	(7.2)	(28.8)
Workforce and lease termination related charges	(6.4)	(8.7)	(8.7)	(3.2)
Levelized foreign currency translation	—	0.7	—	5.4

Operating expense, as adjusted	$666.2	$598.8	$598.1	$571.6

Reported operating expense ratios	15.9%	16.1%	16.1%	17.1%

Adjusted operating expense ratios	15.7%	15.7%	15.7%	16.4%

Reported revenues	$4,246.9	$3,815.1	$3,815.1	$3,501.6

Adjusted revenues - see page 28	$4,236.7	$3,824.7	$3,811.7	$3,485.3

The increase in operating expense in 2018 compared to 2017 was due primarily to increases in technology expenses - $30.5 million, marketing expense - $9.4 million, meeting and client entertainment expenses - $8.9 million, real estate expenses - $4.3 million, office supplies - $3.4 million, employee related expense - $3.2 million, outside services expense - $3.2 million, licenses and fees - $2.3 million, professional and banking fees - $2.2 million, other expense - $1.9 million, business insurance - $1.8 million and premium financing interest expense - $0.5 million, partially offset by favorable foreign currency translation - $2.0 million and decreases in bad debt expense - $3.5 million, outside consulting fees - $3.4 million, lease termination charges - $2.3 million and change in deferred operating expense - $2.2 million. Also contributing to the increase in operating expense in 2018 were increased expenses associated with the acquisitions completed in 2018.

The increase in operating expense in 2017 compared to 2016 was due primarily to unfavorable foreign currency translation - $7.2 million, increases in lease termination charges - $5.5 million, technology expenses - $4.8 million, employee expense - $4.3 million, meeting and client entertainment expenses - $3.1 million, outside consulting fees - $2.8 million, bad debt expense - $2.7 million, marketing expense - $1.8 million, licenses and fees - $0.9 million, outside services expense - $0.8 million, professional and banking fees - $0.2 million, partially offset by decreases in other expense - $6.6 million, real estate expenses - $5.2 million, business insurance - $3.7 million, office supplies - $2.4 million and premium financing interest expense - $0.1 million. Also contributing to the increase in operating expense in 2017 were increased expenses associated with the acquisitions completed in 2017.

Depreciation - The decrease in depreciation expense in 2018 compared to 2017 was due primarily to the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems being offset by fixed assets being fully depreciated in 2018. The increase in depreciation expense in 2017 compared to 2016 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2018, 2017 and 2016 were the depreciation expenses associated with acquisitions completed during these years.

Amortization - The increases in amortization in 2018 compared to 2017 and 2017 compared to 2016 were due primarily to amortization expense of intangible assets associated with acquisitions completed during these years. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, three to five years for non-compete agreements and two to fifteen years for trade names). Based on the results of impairment reviews in 2018, 2017 and 2016, we wrote off $10.6 million, $6.2 million and $1.8 million of amortizable intangible assets related to the brokerage segment acquisitions.

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in 2018 compared to 2017 and 2017 compared to 2016 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During 2018, 2017 and 2016, we recognized $17.5 million, $19.7 million and $16.9 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2018, 2017 and 2016 acquisitions. During 2018, 2017 and 2016, we recognized $3.2 million of income and $9.6 million and $15.2 million of expense, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 109, 106 and 101 acquisitions, respectively.

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

Provision for income taxes - We allocate the provision for income taxes to the brokerage segment using local statutory rates. The brokerage segment’s effective tax rate in 2018, 2017 and 2016 was 25.0% (25.3 on a controlling basis), 34.8% (35.2% on a controlling basis) and 35.3% (35.7% on a controlling basis), respectively. In fourth quarter 2017, new tax legislation was enacted in the U.S., which lowered the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The impact of the adjustment of our deferred tax asset and liability balances in 2017 to reflect the U.S. rate change on the provision for income taxes in the brokerage segment was immaterial. See the U.S. federal income tax law changes and SEC Staff Accounting Bulletin No. 118 in the Corporate Segment below for an additional discussion of the impact of the U.S. enacted tax legislation, commonly referred to as the Tax Cuts and Jobs Act. We anticipate reporting an effective tax rate of approximately 24.0% to 26.0% in our brokerage segment for the foreseeable future.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2018, 2017 and 2016 include noncontrolling interest earnings of $10.7 million, $7.6 million and $6.5 million, respectively, primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum). We are partners in this venture with Grahame Chilton, the former CEO of our International Brokerage Division (he stepped down from that role effective July 1, 2018). We are the controlling partner, participating in 33% of Capsicum’s net operating results and Mr. Chilton owns approximately 50% of Capsicum.

Risk Management Segment

The risk management segment accounted for 14% of our revenue in 2018. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for the risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for 2018, 2017 and 2016 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2018	2017	Change	2017	2016	Change
Fees	$797.8	$736.8	$61.0	$736.8	$697.0	$39.8
Investment income	0.5	0.6	(0.1)	0.6	1.0	(0.4)

Revenues before reimbursements	798.3	737.4	60.9	737.4	698.0	39.4
Reimbursements	141.6	136.0	5.6	136.0	132.1	3.9

Total revenues	939.9	873.4	66.5	873.4	830.1	43.3
Compensation	489.7	446.9	42.8	446.9	424.4	22.5
Operating	174.6	164.8	9.8	164.8	152.7	12.1
Reimbursements	141.6	136.0		136.0	132.1
Depreciation	38.7	31.1	7.6	31.1	27.2	3.9
Amortization	4.3	2.9	1.4	2.9	2.5	0.4
Change in estimated acquisition
earnout payables	(4.7)	1.6	(6.3)	1.6	—	1.6

Total expenses	844.2	783.3	60.9	783.3	738.9	44.4

Earnings before income taxes	95.7	90.1	5.6	90.1	91.2	(1.1)
Provision for income taxes	25.3	34.4	(9.1)	34.4	34.5	(0.1)

Net earnings	70.4	55.7	14.7	55.7	56.7	(1.0)
Net earnings attributable to
noncontrolling interests	—	—	—	—	—	—

Net earnings attributable to
controlling interests	$70.4	$55.7	$14.7	$55.7	$56.7	$(1.0)

Diluted earnings per share	$0.38	$0.31	$0.07	$0.31	$0.32	$(0.01)

Other information
Change in diluted earnings per share	23%	(3%)		(3%)
Growth in revenues (before reimbursements)	8%	6%		6%
Organic change in fees (before reimbursements)	7%	4%		4%
Compensation expense ratio (before reimbursements)	61%	61%		61%	61%
Operating expense ratio (before reimbursements)	22%	22%		22%	22%
Effective income tax rate	26%	38%		38%	38%
Workforce at end of period (includes acquisitions)	6,269	5,872		5,872	5,449
Identifiable assets at December 31	$748.1	$738.6		$738.6	$670.9

The following provides non-GAAP information that management believes is helpful when comparing 2018 and 2017 EBITDAC and adjusted EBITDAC and 2017 and 2016 EBITDAC and adjusted EBITAC (in millions):

	2018	2017	Change	2017	2016	Change
Net earnings, as reported	$70.4	$55.7	26.4%	$55.7	$56.7	-1.8%
Provision for income taxes	25.3	34.4		34.4	34.5
Depreciation	38.7	31.1		31.1	27.2
Amortization	4.3	2.9		2.9	2.5
Change in estimated acquisition earnout payables	(4.7)	1.6		1.6	—

Total EBITDAC	134.0	125.7	6.6%	125.7	120.9	3.9%
Workforce and lease termination related charges	4.7	0.9		0.9	2.2
Levelized foreign currency translation	—	(0.5)		—	0.7

EBITDAC, as adjusted	$138.7	$126.1	10.0%	$126.6	$123.8	2.2%

Net earnings margin, before reimbursements, as reported	8.8%	7.6%	+127 bpts	7.6%	8.1%	+57 bpts

EBITDAC margin, before reimbursements, as adjusted	17.4%	17.2%	+21 bpts	17.2%	17.7%	+53 bpts

Reported revenues before reimbursements	$798.3	$737.4		$737.4	$698.0

Adjusted revenues - before reimbursements - see page 28	$798.3	$734.7		$737.4	$700.0

Fees - The increase in fees for 2018 compared to 2017 was primarily due to new business of $78.8 million and higher international performance bonus fees, which were partially offset by lost business of $29.3 million. The increase in fees for 2017 compared to 2016 was primarily due to new business of $69.5 million and higher international performance bonus fees, which were partially offset by lost business of $30.5 million. Organic change in fee revenues was 7% in 2018 and 4% in 2017.

Items excluded from organic fee computations yet impacting revenue comparisons in 2018 and 2017 include the following (in millions):

	2018 Organic Revenue			2017 Organic Revenue
	2018	2017	Change	2017	2016	Change
Fees	$789.3	$732.2	7.8%	$732.2	$693.4	5.6%
International performance bonus fees	8.5	4.6		4.6	3.6

Fees as reported	797.8	736.8	8.3%	736.8	697.0	5.7%
Less fees from acquisitions	(11.5)	—		(11.9)	—
Levelized foreign currency translation	—	(2.6)		—	2.0

Organic fees	$786.3	$734.2	7.1%	$724.9	$699.0	3.7%

Reimbursements - Reimbursements represent amounts received from clients reimbursing us for certain third-party costs associated with providing our claims management services. In certain service partner relationships, we are considered a principal because we direct the third party, control the specified service and combine the services provided into an integrated solution. Given this principal relationship, we are required to recognize revenue on a gross basis and service partner vendor fees in the operating expense line in our consolidated statement of earnings. The increase in reimbursements in 2018 compared to 2017 and 2017 compared to 2016 were primarily due to the net increase in new business discussed above.

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in 2018 decreased compared to 2017 primarily due to lower levels of invested assets in 2018. Investment income in 2017 decreased compared to 2016 primarily due to lower levels of invested assets in 2017.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2018 and 2017 compensation expense and 2017 and 2016 compensation expense (in millions):

	2018	2017	2017	2016
Compensation expense, as reported	$489.7	$446.9	$446.9	$424.4

Workforce and lease termination related charges	(4.3)	(0.9)	(0.9)	(1.9)
Levelized foreign currency translation	—	(1.7)	—	1.1

Compensation expense, as adjusted	$485.4	$444.3	$446.0	$423.6

Reported compensation expense ratios (before reimbursements)	61.3%	60.6%	60.6%	60.8%

Adjusted compensation expense ratios (before reimbursements)	60.8%	60.5%	60.5%	60.5%

Reported revenues (before reimbursements)	$798.3	$737.4	$737.4	$698.0

Adjusted revenues (before reimbursements) - see page 28	$798.3	$734.7	$737.4	$700.0

The increase in compensation expense in 2018 compared to 2017 was primarily due to increased headcount and increases in salaries ($36.8 million in the aggregate), severance related costs - $3.4 million, employee benefits - $3.1 million, temporary-staffing expense - $2.4 million and deferred compensation - $0.1 million, partially offset by a favorable foreign currency translation $1.6 million and a decrease in stock compensation expense $1.4 million. The increase in severance related costs is due to the elimination or restructuring of approximately 75 positions that took place during 2018.

The increase in compensation expense in 2017 compared to 2016 was primarily due to increased headcount and increases in salaries ($17.3 million in the aggregate), unfavorable foreign currency translation - $1.1 million, temporary-staffing expense -$2.1 million, deferred compensation - $1.3 million, employee benefits - $1.0 million and stock compensation expense -$0.7 million, partially offset by a decrease in severance related costs - $1.0 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2018 and 2017 operating expense and 2017 and 2016 operating expense (in millions):

	2018	2017	2017	2016
Operating expense, as reported	$174.6	$164.8	$164.8	$152.7

Workforce and lease termination related charges	(0.4)	—	—	(0.3)
Levelized foreign currency translation	—	(0.5)	—	0.2

Operating expense, as adjusted	$174.2	$164.3	$164.8	$152.6

Reported compensation expense ratios (before reimbursements)	21.9%	22.4%	22.3%	21.9%

Adjusted compensation expense ratios (before reimbursements)	21.8%	22.4%	22.3%	21.8%

Reported revenues (before reimbursements)	$798.3	$737.4	$737.4	$698.0

Adjusted revenues - (before reimbursements) see page 28	$798.3	$734.7	$737.4	$700.0

The increase in operating expense in 2018 compared to 2017 was primarily due to an adverse make-whole settlement - $1.5 million and increases in technology expenses - $5.6 million, outside consulting fees - $3.0 million, business insurance - $1.4 million, meeting and client entertainment expense - $1.0 million, employee expense - $0.9 million, bad debt expense -$0.6 million, lease termination related charges - $0.4 million and outside services - $0.2 million, partially offset by decreases in other expense - $2.8 million, professional and banking fees - $1.7 million and licenses and fees - $0.4 million and office supplies - $0.1 million.

The increase in operating expense in 2017 compared to 2016 was primarily due to increases in outside consulting fees - $3.6 million, other expense - $2.2 million, professional and banking fees - $2.1 million, employee expense - $1.7 million, technology expenses - $0.9 million, meeting and client entertainment expense - $0.8 million, licenses and fees - $0.6 million, business insurance - $0.6 million, office supplies - $0.6 million, outside services - $0.4 million, partially offset by decreases in real estate expenses - $1.0 million, bad debt expense - $0.3 million and lease termination related charges - $0.3 million.

Depreciation - Depreciation expense increased in 2018 compared to 2017 and 2017 compared to 2016, which reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization - Amortization expense increased in 2018 compared to 2017 and increased in 2017 compared to 2016. Historically, the risk management segment has made few acquisitions. In 2018, we made four acquisitions with annualized revenues of approximately $21.9 million. In 2017, we made three acquisitions with annualized revenues of approximately $13.3 million. We made no material acquisitions in this segment in 2016. No indicators of impairment were noted in 2018, 2017 or 2016.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in 2018 compared to 2017 and 2017 compared to 2016, were due primarily to adjustments made in 2018 and 2017 to the estimated fair value of an earnout obligation related to revised projections of future performance. During 2018 and 2017, we recognized $1.3 million and $0.5 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2018 and 2017 acquisitions, respectively. During 2018, we recognized $6.0 million of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for three acquisitions. During 2017, we recognized $1.1 million of expense related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for two acquisitions.

Provision for income taxes - We allocate the provision for income taxes to the risk management segment using local statutory rates. The risk management segment’s effective tax rate in 2018, 2017 and 2016 was 26.4%, 38.2% and 37.8%, respectively. In fourth quarter 2017, new tax legislation was enacted in the U.S., which lowered the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The impact of the adjustment of our deferred tax asset and liability balances in 2017 to reflect the U.S. rate change on the provision for income taxes in the brokerage segment was immaterial. See the U.S. federal income tax law changes and SEC Staff Accounting Bulletin No. 118 in the Corporate Segment below for an additional discussion of the impact of the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment for the foreseeable future.

Corporate Segment

The corporate segment reports the financial information related to our clean energy investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency translation. See Note 14 to our 2018 consolidated financial statements for a summary of our investments at December 31, 2018 and 2017 and a detailed discussion of the nature of these investments. See Note 8 to our 2018 consolidated financial statements for a summary of our debt at December 31, 2018 and 2017.

Financial information relating to our corporate segment results for 2018, 2017 and 2016 (in millions, except per share and percentages):

Statement of Earnings	2018	2017	Change	2017	2016	Change
Revenues from consolidated clean coal production plants	$1,694.6	$1,515.6	$179.0	$1,515.6	$1,303.8	$211.8
Royalty income from clean coal licenses	54.1	46.4	7.7	46.4	48.1	(1.7)
Loss from unconsolidated clean coal production plants	(2.4)	(1.5)	(0.9)	(1.5)	(1.8)	0.3
Other net revenues	0.9	—	0.9	—	(1.3)	1.3

Total revenues	1,747.2	1,560.5	186.7	1,560.5	1,348.8	211.7

Cost of revenues from consolidated clean coal production plants	1,816.0	1,635.9	180.1	1,635.9	1,408.6	227.3
Compensation	89.5	88.2	1.3	88.2	72.6	15.6
Operating	55.6	50.3	5.3	50.3	25.4	24.9
Interest	138.4	124.1	14.3	124.1	109.8	14.3
Depreciation	28.2	28.2	—	28.2	19.2	9.0

Total expenses	2,127.7	1,926.7	201.0	1,926.7	1,635.6	291.1

Loss before income taxes	(380.5)	(366.2)	(14.3)	(366.2)	(286.8)	(79.4)
Benefit for income taxes	(412.8)	(412.7)	(0.1)	(412.7)	(317.8)	(94.9)

Net earnings	32.3	46.5	(14.2)	46.5	31.0	15.5
Net earnings attributable to noncontrolling interests	31.7	28.0	3.7	28.0	27.0	1.0

Net earnings attributable to controlling interests	$0.6	$18.5	$(17.9)	$18.5	$4.0	$14.5

Diluted net earnings per share	$—	$0.10	$(0.10)	$0.10	$0.02	$0.08

Identifiable assets at December 31	$1,800.8	$1,766.8		$1,766.8	$1,548.7

EBITDAC
Net earnings	$32.3	$46.5	$(14.2)	$46.5	$31.0	$15.5
Benefit for income taxes	(412.8)	(412.7)	(0.1)	(412.7)	(317.8)	(94.9)
Interest	138.4	124.1	14.3	124.1	109.8	14.3
Depreciation	28.2	28.2	—	28.2	19.2	9.0

EBITDAC	$(213.9)	$(213.9)	$—	$(213.9)	$(157.8)	$(56.1)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities.

The increases in 2018, 2017 and 2016 are due to increased production of clean coal.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. We held a 46.5% controlling interest in Chem-Mod LLC. As Chem-Mod LLC’s manager, we are required to consolidate its operations.

The increase in royalty income in 2018 compared to 2017 was due to increased production of refined coal by Chem-Mod LLC’s licensees. The decrease in royalty income in 2017 compared to 2016, was due to reductions in production of refined coal by Chem-Mod LLC’s licensees.

Expenses related to royalty income of Chem-Mod LLC were $4.1 million, $2.3 million and $2.4 million in 2018, 2017 and 2016, respectively. These expenses are included in the operating expenses discussed below.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities. The production of refined coal generates pretax operating losses.

The losses in 2018, 2017 and 2016 were low because the vast majority of our operations are now consolidated.

•	Other net revenues include the following:

In 2018, we recorded $0.9 million of gain from our legacy investments.

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

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2018, 2017 and 2016 consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above. The increases in cost of revenues in 2018 compared to 2017 and 2017 compared to 2016, were primarily due to increased production.

Compensation expense - Compensation expense for 2018, 2017 and 2016, respectively, was $89.5 million, $88.2 million and $72.6 million.

The $1.3 million increase in 2018 compensation expense compared to 2017 was primarily due to increased staffing and salary increases, clean-energy performance and efforts related to implementation of the new ASC 606 accounting standard, partially offset by a decrease in the net pension cost related to our legacy U.S. defined pension plan and a decrease in incentive compensation in 2018 compared to 2017 due to efforts on the new headquarters in 2017.

The $15.6 million increase in 2017 compensation expense compared to 2016 was primarily due to increased staffing, salary increases and incentive compensation related to the implementation of a new accounting standard for revenue recognition, efforts related to tax reform, efforts related to the new headquarters and clean-energy performance, and an increase in benefits expense.

Operating expense - Operating expense for 2018 includes banking and related fees of $3.8 million, external professional fees and other due diligence costs related to 2018 acquisitions of $13.2 million, other corporate and clean energy related expenses of $22.4 million, corporate related marketing costs of $15.6 million, expenses of $2.8 million for systems and consulting related to implementation of the new revenue recognition accounting standard rules, and a net unrealized foreign exchange remeasurement gain of $2.2 million.

Operating expense for 2017 includes banking and related fees of $3.5 million, external professional fees and other due diligence costs related to 2017 acquisitions of $10.6 million, other corporate and clean energy related expenses of $10.0 million, $2.2 million for a biennial corporate-wide meeting, corporate related marketing costs of $4.0 million, one-time costs of $12.2 million related to the new headquarters, $5.3 million of consulting expenses related to the new revenue recognition accounting standard and tax reform and a $2.5 million net unrealized foreign exchange remeasurement loss.

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

Interest expense - The increase in interest expense in 2018 compared to 2017 and 2017 compared to 2016 was due to the following:

Change in interest expense related to:	2018 / 2017	2017 / 2016
Interest on borrowings from our Credit Agreement	$(0.1)	$1.9
Interest on the maturity of the Series B notes	(11.2)	(8.1)
Interest on the maturity of the Series C notes	(0.3)	(2.7)
Interest on the maturity of the Series K notes	(0.7)	—
Interest on the $275.0 million notes funded on June 2, 2016	—	5.1
Interest on the $100.0 million notes funded on December 1, 2016	—	3.2
Interest on the $250.0 million notes funded on June 27, 2017	5.1	5.3
Interest on the $398.0 million notes funded on August 2 and 4, 2017	9.9	6.5
Interest on the $500.0 million notes funded on June 13, 2018	12.2	—
Amortization of hedge gains	(0.6)	(0.4)
Capitalization of interest costs related to the purchase and development of our new headquarters building and other	—	3.5

Net change in interest expense	$14.3	$14.3

The capitalization of interest costs related to the purchase and development of our new corporate headquarters building that was completed in early 2017.

Depreciation - Depreciation expense in 2018 was flat compared to 2017. The increase in depreciation expense in 2017 compared to 2016 primarily relates to the new corporate headquarters that was placed in service in first quarter 2017 and to clean coal plants re-deployed in 2017 and 2016.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2018, 2017 and 2016 primarily include noncontrolling interest earnings of $37.1 million, $33.1 million and $32.7 million, respectively, related to our investment in Chem-Mod LLC. As of December 31, 2018, 2017 and 2016, we held a 46.5% controlling interest in Chem-Mod LLC. Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 tax credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. Our consolidated effective tax rate was (41.0)%, (43.7)% and (29.0)% for 2018, 2017 and 2016, respectively. The tax rates for 2018, 2017 and 2016 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the year. There were $252.9 million, $229.7 million and $194.4 million of Section 45 tax credits generated and recognized in 2018, 2017 and 2016, respectively. Also impacting the benefit for the income taxes line is the adoption of a new accounting pronouncement in 2017, whereby it requires that the income tax effects of awards be recognized in the income statement when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2018 and 2017 was $15.0 million and $15.1 million, respectively.

U.S. federal income tax law changes - On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (which we refer to as the Tax Act), which significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%, limiting the deductibility of interest expense, implementing a territorial tax system and imposing a repatriation tax on earnings of foreign subsidiaries. See discussion of the various impacts of the Tax Act below.

SEC Staff Accounting Bulletin No. 118

SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (which we refer to as SAB 118) describes three scenarios associated with a company’s status of accounting for income tax reform. Under the SAB 118 guidance, we made reasonable estimates for certain effects of tax reform in our 2017 consolidated financial statements. We recognized provisional amounts for our deferred income taxes and repatriation tax based on reasonable estimates. As of the date of this Annual Report on Form 10-K, we have completed our analysis and finalized our estimates under SAB 118. Finalization of the previous estimates under SAB 118 have been recorded as discrete items in 2018.

See Note 18 to our consolidated financial statements for a discussion of our assessment of the impact of the Tax Act.

Tax Act Items Impacting the Company Going Forward

Alternative Minimum Tax Credit - The Tax Act repealed the corporate Alternative Minimum Tax (which we refer to as AMT) for years beginning January 1, 2018, and provides that existing AMT credit carryovers will be utilized or refunded beginning in 2018 and ending in 2021, according to a specific formula. We have AMT credit carryovers that are currently reflected as deferred tax assets in the December 31, 2018 consolidated balance sheet, which we expect to be fully utilized or refunded to us by tax year 2021.

Global Intangible Low Taxed Income - The Tax Act requires U.S. shareholders to include in income certain “global intangible low-taxed income” (which we refer to as GILTI) beginning in 2018. We have adopted a policy to include the GILTI income in the future period when the tax arises and we recorded income tax expense on such income for the year ended December 31, 2018.

Base Erosion Anti-Abuse Tax - The Tax Act introduced the U.S. Base Erosion and Anti-Abuse Tax (which we refer to as BEAT), effective January 1, 2018. We have finalized our analysis and determined that our base erosion payments do not exceed the threshold for applicability for the year ended December 31, 2018, and we do not currently anticipate any significant long-term impact from the BEAT on our effective income tax rate in future periods.

Interest Expense Limitation - Under the Tax Act, the deductibility of “net interest” for a business is limited to 30% of adjusted taxable income. Interest that is disallowed can be carried forward indefinitely. We have evaluated the impact and determined there is no limit on our interest deductibility for federal income tax purposes for the year ended December 31, 2018.

Executive Compensation - The Tax Act contains provisions that may limit deductions for executive compensation. We determined that our ability to deduct executive compensation will be limited as a result of the Tax Act.

Entertainment Expenses - The Tax Act contains provisions that may further limit deductions for entertainment expenses. We determined that our ability to deduct entertainment expenses will be further limited as a result of the Tax Act.

The following provides non-GAAP information that we believe is helpful when comparing 2018, 2017 and 2016 operating results for the corporate segment (in millions):

	2018			2017			2016
Components of Corporate Segment	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)
As Reported
Interest and banking costs	$(141.9)	$36.9	$(105.0)	$(126.8)	$50.8	$(76.0)	$(112.8)	$45.1	$(67.7)
Clean energy related (1)	(188.1)	306.7	118.6	(161.3)	294.0	132.7	(133.2)	247.6	114.4
Acquisition costs	(13.9)	1.5	(12.4)	(11.2)	2.9	(8.3)	(4.6)	0.7	(3.9)
Corporate	(65.8)	70.9	5.1	(68.1)	53.4	(14.7)	(43.0)	20.3	(22.7)
Impact of U.S. tax reform	(2.5)	(3.2)	(5.7)	(2.5)	4.0	1.5	—	—	—
Litigation settlement	—	—	—	(11.1)	2.3	(8.8)	(20.2)	4.1	(16.1)
Home office lease termination/move	—	—	—	(13.2)	5.3	(7.9)	—	—	—

Reported full year Adjustments	(412.2)	412.8	0.6	(394.2)	412.7	18.5	(313.8)	317.8	4.0
Impact of U.S. tax reform	—	(8.9)	(8.9)	2.5	(4.0)	(1.5)	—	—	—
Corporate legal entity restructuring	—	(22.0)	(22.0)	—	—	—	—	—	—
Litigation settlement	—	—	—	11.1	(2.3)	8.8	20.2	(4.1)	16.1
Home office lease termination/move	—	—	—	13.2	(5.3)	7.9	—	—	—

As Adjusted
Interest and banking costs	(141.9)	36.9	(105.0)	(126.8)	50.8	(76.0)	(112.8)	45.1	(67.7)
Clean energy related (1)	(188.1)	306.7	118.6	(161.3)	294.0	132.7	(133.2)	247.6	114.4
Acquisition costs	(13.9)	1.5	(12.4)	(11.2)	2.9	(8.3)	(4.6)	0.7	(3.9)
Corporate	(65.8)	48.9	(16.9)	(68.1)	53.4	(14.7)	(43.0)	20.3	(22.7)
Impact of U.S. tax reform	(2.5)	(12.1)	(14.6)	—	—	—	—	—	—
Litigation settlement	—	—	—	—	—	—	—	—	—
Home office lease termination/move	—	—	—	—	—	—	—	—	—

Adjusted full year	$(412.2)	$381.9	$(30.3)	$(367.4)	$401.1	$33.7	$(293.6)	$313.7	$20.1

(1)	Pretax earnings (loss) are presented net of amounts attributable to noncontrolling interests of $31.7 million in 2018, $28.0 million in 2017 and $27.0 million in 2016.

Interest and banking costs and debt - Interest and banking costs includes expenses related to our debt.

Clean energy related - Includes the operating results related to our investments in clean coal production plants and Chem-Mod LLC.

Acquisition costs - Consists of professional fees, due diligence and other costs incurred related to our acquisitions.

Corporate - Consists of overhead allocations mostly related to corporate staff compensation and other corporate level activities, costs related to biennial company-wide award event, cross-selling and motivational meetings for our production staff and field management, expenses related to our new corporate headquarters, corporate related marketing costs, expenses for systems and consulting related to the implementation of the new revenue recognition accounting and tax reform rules and the impact of foreign currency translation.

During the year ended December 31, 2018 and 2017, we incurred $5.9 million and $8.9 million, respectively, of pre-tax costs related to implementing a new accounting standard related to how companies recognize revenue, which was effective beginning in January 2018. These charges are included in the table above in the corporate line. A new accounting pronouncement, ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, was effective January 1, 2017. It requires that the income tax effects of awards be recognized in the income statement (in the Income Tax Benefit column above) when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. The income tax benefit of stock based awards that vested or were settled in the year ended December 31, 2018 and 2017 was $15.0 million and $15.1 million, respectively, and is included in the table above in the Corporate line. The income tax benefit of stock based awards that vested or were settled in the year ended December 31, 2016 was $6.5 million and is not included in the Income Tax Benefit column above.

Litigation settlement - During the third quarter of 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax gain of $31.0 million ($22.3 million net of costs and taxes in third quarter). Incremental after-tax expenses that arose in connection with this matter were $8.8 million and $16.1 million in 2017 and 2016, respectively.

Home office lease termination/move - During 2017, we relocated our corporate office headquarters to a nearby suburb of Chicago. Move related after-tax charges were $7.9 million in 2017. These charges are presented in the corporate segment.

Impact of U.S. tax reform - Consists of the tax expense from (a) adjusting December 31, 2017 initial estimates from the U.S. tax legislation passed in the fourth quarter of 2017 and (b) the on-going impact of such legislation - principally the partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses. Under the SEC Staff Accounting Bulletin No. 118 guidance, in our December 31, 2017 consolidated financial statements, we recognized provisional amounts for deferred income taxes and repatriation tax based on reasonable estimates and interpretations of the new tax legislation. The ultimate impact of the new tax legislation did differ from our estimated amounts as of December 31, 2017 amounts, due to, among other things, changes in interpretations and assumptions we made, or additional regulatory or accounting guidance that was issued with respect to the new tax legislation. In fourth quarter 2018, the IRS issued clarifying guidance related to the new tax legislation which resulted in us recognizing a tax benefit of $8.9 million in the quarter. Any additional taxes associated with the ongoing impact of the tax legislation had a de minimis impact on our cash taxes paid due to tax credits generated from our clean energy investments.

Corporate legal entity restructuring - Consists of the tax benefit related to the release of valuation allowances that resulted from moving a legal entity within our subsidiary structure.

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

The following table provides a summary of our clean coal plant investments as of December 31, 2018 (in millions):

		Our Portion of Estimated
	Our Book Value At December 31, 2018	Low Range 2019 After-tax Earnings	High Range 2019 After-tax Earnings
Investments that own 2009 Era Plants
12 Under long-term production contracts	$5.1	$13.0	$15.0
2 Not currently active in negotiations for long-term production contracts	—	Not Estimable	Not Estimable
Investments that own 2011 Era Plants
19 Under long-term production contracts	43.2	70.0	75.0
1 In early stages of negotiations for long-term production contract	0.2	Not Estimable	Not Estimable
Chem-Mod royalty income, net of noncontrolling interests	4.0	22.0	25.0

The estimated earnings information in the table reflects management’s current best estimate of the 2019 low and high ranges of after-tax earnings based on early production estimates from the host utilities, other operating assumptions, including current U.S. federal income tax laws. However, coal-fired power plants may not ultimately produce refined fuel at estimated levels due to seasonal electricity demand, production costs, natural gas prices, weather conditions, as well as many other operational, regulatory and environmental compliance reasons. Future changes in EPA regulations or U.S. federal income tax laws might materially impact these estimates.

Our investment in Chem-Mod LLC generates royalty income from refined coal production plants owned by those limited liability companies in which we invest as well as refined coal production plants owned by other unrelated parties. Future changes in EPA regulations or U.S. federal income tax laws might materially impact these estimates.

We may sell ownership interests in some or all of the plants to co-investors and relinquish control of the plants, thereby becoming a noncontrolling, minority investor. In any limited liability company where we are a noncontrolling, minority investor, the membership agreement for the operations contains provisions that preclude an individual member from being able to make major decisions that would denote control. As of any future date we become a noncontrolling, minority investor, we would deconsolidate the entity and subsequently account for the investment using equity method accounting.

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

There is a provision in IRC Section 45 that phases out the tax credits if the coal reference price per ton, based on market prices, reaches certain levels as follows:

Calendar Year	IRS Reference Price per Ton	IRS Beginning Phase Out Price	IRS 100% Phase Out Price	Conclusion
2010	$54.74	$77.78	$86.53	No phase out
2011	55.66	78.41	87.16	No phase out
2012	58.49	80.25	89.00	No phase out
2013	58.23	81.69	90.44	No phase out
2014	56.88	81.82	90.57	No phase out
2015	57.64	83.17	91.92	No phase out
2016	53.74	84.38	93.13	No phase out
2017	51.09	85.64	94.39	No phase out
2018	49.68	86.94	95.69	No phase out
2019	(1)	(1)	(1)	(1)

(1)

The IRS will not release the factors for 2019 until April or May 2019. Based on our analysis of the factors used in the IRS’ phase out calculations, it is our belief that there will be no phase out in 2019.

See the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.” for a more detailed discussion of these and other factors could impact the information above. See Note 14 to our 2018 consolidated financial statements for more information regarding risks and uncertainties related to these investments.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2018, 2017 and 2016, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuances of our common stock.

Cash provided by operating activities was $765.1 million, $854.2 million and $649.6 million for 2018, 2017 and 2016, respectively. The decrease in cash provided by operating activities in 2018 compared to 2017 was primarily due to the following items: $30.0 million discretionary contribution made to our defined benefit plan in 2018, and increases in 2018 compared to 2017 of $14.3 million of severance related payments, $9.4 million of prepaid marketing costs and $6.7 million of payments on acquisition earnouts in excess of original estimates. Also contributing to the decrease in cash provided by operating activities in 2018 compared to 2017 were timing differences between years in the collection of receivables related to accrued supplemental, contingent and direct bill revenues, and income taxes. The increase in cash provided by operating activities in 2017 compared to 2016 was primarily due to improved cash flow generated from our core brokerage and risk management operating units.

In addition, cash provided by operating activities in 2018 was unfavorably impacted by timing differences in the receipt and disbursements of client fiduciary balances in 2018 compared to 2017. The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for 2018, 2017 and 2016 (in millions):

	2018	2017	2016
Net change in premiums and fees receivable	$(783.1)	$(47.7)	$(777.2)
Net change in premiums payable to underwriting enterprises	819.7	166.9	770.0

Net cash provided (used) by the above	$36.6	$119.2	$(7.2)

In addition, cash provided by operating activities for 2016 were unfavorably impacted by acquisition related integration costs. During second quarter 2015, we entered into compensation-based retention agreements with certain key employees of our international brokerage operations. These retention agreements added after-tax charges of $7.3 million and $15.4 million for 2017 and 2016, respectively, to our compensation expense.

Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted, for our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock, and stock-based and other non-cash compensation expenses. Cash provided by operating activities can be unfavorably impacted if the amount of IRC Section 45 tax credits generated (which is the amount we recognize for financial reporting purposes) is greater than the amount of tax credits actually used to reduce our tax cash obligations. Excess tax credits produced during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities. Please see “Clean energy investments” below for more information on their potential future impact on cash provided by operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $1,046.4 million, $900.6 million and $826.5 million for 2018, 2017 and 2016, respectively. Net earnings attributable to controlling interests were $633.5 million, $481.3 million and $396.5 million for 2018, 2017 and 2016, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We were not required to make any minimum contributions to the plan for the 2018, 2017 and 2016 plan years. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2018 we made a $30.0 million discretionary contribution to the plan in order to minimize the potential impact of having to make required minimum contributions to the plan in future periods. During 2017 and 2016 we did not make discretionary contributions to the plan.

See Note 13 to our 2018 consolidated financial statements for additional information required to be disclosed relating to our defined benefit postretirement plans. We are required to recognize an accrued benefit plan liability for our underfunded defined benefit pension and unfunded retiree medical plans (which we refer to together as the Plans). The offsetting adjustment to the liabilities required to be recognized for the Plans is recorded in “Accumulated Other Comprehensive Earnings (Loss),” net of tax, in our consolidated balance sheet. We will recognize subsequent changes in the funded status of the Plans through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur. Numerous items may lead to a change in funded status of the Plans, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates.

In 2018, the funded status of the Plans was favorably impacted by the $30.0 million contribution discussed above and an increase in the discount rate used in the measurement of the pension liabilities at December 31, 2018, which resulted in a decrease of approximately $20.2 million. However, the funded status was unfavorably impacted by returns on the plan’s assets being lower in 2018 than anticipated by approximately $31.4 million. The net change in the funded status of the Plan in 2018 resulted in a decrease in noncurrent liabilities in 2018 of $18.8 million. In 2017, the funded status of the Plans was unfavorably impacted by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2017, the impact of which was approximately $9.2 million. However, the funded status was favorably impacted by returns on the plan’s assets being higher in 2017 than anticipated by approximately $10.7 million. The net change in the funded status of the Plan in 2017 resulted in a decrease in noncurrent liabilities in 2017 of $1.5 million. While the change in funded status of the Plans had no direct impact on our cash flows from operations in 2018, 2017 and 2016, potential changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Capital expenditures were $124.4 million, $129.2 million and $217.8 million for 2018, 2017 and 2016, respectively, of which $11.8 million in 2017, $112.1 million in 2016 related to expenditures on our new corporate headquarters building. In addition, 2018 capital expenditures include amounts incurred related to investments made in information technology and software development projects. Relating to the development of our new corporate headquarters, we received property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state EDGE tax credit. Incentives from these two programs could total between $60.0 million and $90.0 million over a fifteen-year period. The net capital expenditures in 2017 primarily related to capitalized costs associated with expenditures on the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2017. The net capital expenditures in 2016 primarily related to capitalized costs associated with expenditures on our new corporate headquarters building and the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2016. In 2019, we expect total expenditures for capital improvements to be approximately $128.0 million, part of which is related to expenditures on office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $784.8 million, $376.1 million and $243.4 million in 2018, 2017 and 2016, respectively. The increased use of cash for acquisitions in 2018 compared to 2017 was primarily due to an increase in the number and size of acquisitions in 2018 than occurred in 2017 and we used less of our common stock to fund acquisitions in 2018. The increased use of cash for acquisitions in 2017 compared to 2016 was primarily due to an increase in the number and size of acquisitions in 2017 than occurred in 2016 and we used less of our common stock to fund acquisitions in 2017. In addition, during 2018, 2017 and 2016 we issued 0.8 million shares ($60.8 million), 1.0 million shares ($59.6 million) and 2.0 million shares ($89.6 million), respectively, of our common stock as payment for a portion of the total consideration paid for acquisitions and earnout payments. We completed 48, 39 and 37 acquisitions in 2018, 2017 and 2016, respectively. Annualized revenues of businesses acquired in 2018, 2017 and 2016 totaled approximately $339.8 million, $172.3 million and $137.9 million, respectively. In 2019, we expect to use new debt, our Credit Agreement, cash from operations and our common stock to fund all, or a portion of acquisitions we complete.

Dispositions - During 2018, 2017 and 2016, we sold several books of business and recognized one-time gains of $10.2 million, $3.4 million and $6.6 million, respectively. We received cash proceeds of $14.5 million, $3.2 million and $7.8 million, respectively, related to these transactions.

On January 8, 2019, we sold a travel insurance brokerage operation that was initially purchased in 2014. In the first quarter 2019, we expect to recognize a one-time, net gain between $0.20 and $0.23 of diluted net earnings per share as a result of the sale.

Clean Energy Investments - During the period from 2009 through 2018, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2019 annual net after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2019, is $105.0 million to $115.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2019. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2019 through at least 2025. While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 50 to 51 for a more detailed description of these investments and their risks and uncertainties.

Cash Flows From Financing Activities

On April 8, 2016, we entered into an amendment and restatement to our multicurrency credit agreement dated September 19, 2013 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from September 19, 2018 to April 8, 2021 and increased the revolving credit commitment from $600.0 million to $800.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans, (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,100.0 million. There were $265.0 million of borrowings outstanding under the Credit Agreement at December 31, 2018. Due to the outstanding borrowing and letters of credit, $518.0 million remained available for potential borrowings under the Credit Agreement at December 31, 2018.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. During 2018, we borrowed an aggregate of $3,075.0 million and repaid $3,000.0 million under our Credit Agreement. During 2017, we borrowed an aggregate of $3,643.0 million and repaid $3,731.0 million under our Credit Agreement. During 2016, we borrowed an aggregate of $2,740.0 million and repaid $2,657.0 million under our Credit Agreement. Principal uses of the 2018, 2017 and 2016 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$160.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. There was a three month increase in the AU $160.0 million tranche to AU $190.0 million, which expired on January 31, 2019. The Premium Financing Debt Facility expires May 18, 2020. At December 31, 2018, $154.0 million of borrowings were outstanding under the Premium Financing Debt Facility.

At December 31, 2018, we had $3,198.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in the period 2009 to 2018, $265.0 million outstanding under our credit facility, $154.0 million outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $607.2 million. See Note 8 to our 2018 consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

On June 13, 2018, we closed and funded offerings of $500.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate), which was used in part to fund the $50.0 million June 24, 2018 Series K notes maturity. The weighted average maturity of the $450.0 million of senior fixed rate notes is 13.6 years and their weighted average interest rate is 4.42% after giving effect to net hedging gains. The interest rate on the $50.0 million of floating rate notes would be 4.14% using three-month LIBOR on February 4, 2019. In 2017 and 2018, we entered into pre-issuance interest rate hedging transactions related to the $500.0 million private placement funded on June 13, 2018. We realized a net cash gain of approximately $2.9 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

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

On June 24, 2018 we funded the $50.0 million maturity of our Series K notes, and on November 30, 2018 we funded the $50.0 million maturity of our Series C notes.

Consistent with past practice, as of December 31, 2018 we had pre-issuance hedges open for $350.0 million for 2019, $250.0 million for 2020 and $250.0 million for 2021.

On June 13, 2017, we completed a $648.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate). We funded $250.0 million on June 27, 2017, $300.0 million on August 2, 2017 and $98.0 million on August 4, 2017, which was used in part to fund the $300.0 million August 3, 2017 Series B notes maturity. The weighted average maturity of the $598.0 million of senior fixed rate notes is 11.6 years and their weighted average interest rate is 4.04% after giving effect to hedging gains. The interest rate on the $50.0 million of floating rate notes would be 4.39% using three-month LIBOR on February 4, 2019. In 2016 and 2017, we entered into pre-issuance interest rate hedging transactions related to the $300.0 million August 3, 2017 notes maturity. We realized a cash gain of approximately $8.3 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

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

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2018.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2018, we declared $303.3 million in cash dividends on our common stock, or $1.64 per common share. On December 21, 2018, we paid a fourth quarter dividend of $0.41 per common share to shareholders of record as of December 7, 2018. On January 30, 2019, we announced a quarterly dividend for first quarter 2019 of $0.43 per common share. If the dividend is maintained at $0.43 per common share throughout 2019, this dividend level would result in an annualized net cash used by financing activities in 2019 of approximately $316.3 million (based on the outstanding shares as of December 31, 2018), or an anticipated increase in cash used of approximately $14.5 million compared to 2018. We can make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2016, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any shares under this registration statement. On November 15, 2016, we also filed a shelf registration statement on Form S-4 with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At December 31, 2018, 9.2 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors. During the year ended December 31, 2018, we repurchased 0.1 million shares of our common stock at cost of $11.3 million. During the year ended December 31, 2017, we repurchased 0.3 million shares of our common stock at cost of $17.7 million. During the year ended December 31, 2016, we repurchased 2.3 million shares of our common stock at cost of $101.0 million. Under the provisions of the repurchase plan, we are authorized to repurchase approximately 7.3 million additional shares at December 31, 2018. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $81.9 million in 2018, $60.4 million in 2017 and $45.6 million in 2016. On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 14.4 million shares (less any shares of restricted stock issued under the LTIP – 3.3 million shares of our common stock were available for this purpose as of December 31, 2018) were available for grant under the LTIP at December 31, 2018. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the years ended December 31, 2018, 2017 and 2016, and we believe this favorable trend will continue in the foreseeable future.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 8, 14 and 16 to our 2018 consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to our note purchase agreements and Credit Agreement, operating leases and purchase commitments as of December 31, 2018 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Note purchase agreements	$100.0	$100.0	$75.0	$200.0	$300.0	$2,423.0	$3,198.0
Credit Agreement	265.0	—	—	—	—	—	265.0
Premium Financing Debt Facility	154.0	—	—	—	—	—	154.0
Interest on debt	138.0	132.5	127.9	122.5	113.1	444.5	1,078.5

Total debt obligations	657.0	232.5	202.9	322.5	413.1	2,867.5	4,695.5
Operating lease obligations	106.8	92.0	78.8	61.1	44.3	87.4	470.4
Less sublease arrangements	(0.8)	(0.6)	(0.6)	(0.3)	(0.3)	(1.0)	(3.6)
Outstanding purchase obligations	32.1	14.6	11.3	2.1	—	—	60.1

Total contractual obligations	$795.1	$338.5	$292.4	$385.4	$457.1	$2,953.9	$5,222.4

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2018, we are unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities. Therefore, $10.7 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 18 to our 2018 consolidated financial statements for a discussion on income taxes.

On December 22, 2018, we signed a definitive agreement to acquire 100% of the equity of Stackhouse Poland Group Limited (which we refer to as Stackhouse Poland) headquartered in Guildford, Surrey, U.K., for approximately $350.0 million of cash consideration. The transaction is subject to regulatory approval and is expected to close in the first quarter of 2019.

See Note 8 to our 2018 consolidated financial statements for a discussion of the terms of the Credit Agreement and note purchase agreements.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of December 31, 2018 are as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2019	2020	2021	2022	2023	Thereafter	Committed
Letters of credit	$—	$1.3	$—	$—	$—	$17.0	$18.3
Financial guarantees	0.2	0.2	0.2	0.2	0.2	0.6	1.6

Total commitments	$0.2	$1.5	$0.2	$0.2	$0.2	$17.6	$19.9

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 16 to our 2018 consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All but one of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 507 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2013 to 2018 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $558.1 million, of which $258.8 million was recorded in our consolidated balance sheet as of December 31, 2018, based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2018 and 2017 that was recourse to us.

At December 31, 2018, we had posted two letters of credit totaling $10.2 million, in the aggregate, related to our self-insurance deductibles, for which we have recorded a liability of $15.8 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2018, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $1.3 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2018 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of December 31, 2018 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2018.

As of December 31, 2018, we had $3,198.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at December 31, 2018 was $3,194.4 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one-percentage point change in our weighted average borrowing rate as of December 31, 2018. A one-percentage point decrease would result in an estimated fair value of $3,399.2 million, or $201.2 million more than their current carrying value. A one-percentage point increase would result in an estimated fair value of $3,006.2 million, or $191.8 million less than their current carrying value.

As of December 31, 2018, we had $265.0 million of borrowings outstanding under our Credit Agreement and $154.0 million of borrowings outstanding under our Premium Financing Debt Facility. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2018. Because these are short-term borrowings with variable interest rates, the estimated fair values of these borrowings approximate their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and South American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2018 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $16.8 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2018 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $19.5 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During 2018, 2017 and 2016, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our future U.K. currency revenues through various future payment dates. In addition, during 2018, 2017 and 2016, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. For the year ended December 31, 2018 there has been no such effect on our consolidated financial presentation. The impact of these hedging strategies was not material to our consolidated financial statements for 2018, 2017 and 2016. See Note 19 to our 2018 consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2018, 2017 and 2016.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2018	2017 As Restated*	2016 As Restated*
Commissions	$2,920.7	$2,641.0	$2,409.9
Fees	1,756.3	1,591.9	1,491.7
Supplemental revenues	189.9	158.0	139.9
Contingent revenues	98.0	99.5	97.9
Investment income	70.1	58.7	53.6
Gains on books of business sales	10.2	3.4	6.6
Revenues from clean coal activities	1,746.3	1,560.5	1,350.1
Other net revenues (losses)	0.9	—	(1.3)

Revenues before reimbursements	6,792.4	6,113.0	5,548.4
Reimbursements	141.6	136.0	132.1

Total revenues	6,934.0	6,249.0	5,680.5
Compensation	3,026.3	2,747.4	2,537.2
Operating	903.7	829.1	776.3
Reimbursements	141.6	136.0	132.1
Cost of revenues from clean coal activities	1,816.0	1,635.9	1,408.6
Interest	138.4	124.1	109.8
Depreciation	127.8	121.1	103.6
Amortization	291.2	264.7	247.2
Change in estimated acquisition earnout payables	9.6	30.9	32.1

Total expenses	6,454.6	5,889.2	5,346.9

Earnings before income taxes	479.4	359.8	333.6
Benefit for income taxes	(196.5)	(157.1)	(96.7)

Net earnings	675.9	516.9	430.3
Net earnings attributable to noncontrolling interests	42.4	35.6	33.5

Net earnings attributable to controlling interests	$633.5	$481.3	$396.8

Basic net earnings per share	$3.47	$2.67	$2.23
Diluted net earnings per share	3.40	2.64	2.22
Dividends declared per common share	1.64	1.56	1.52

*	See Note 3 – Revenues from Contracts with Customers for additional information about the restatements related to Topic 606.

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(In millions)

	Year Ended December 31,
	2018	2017 As Restated*	2016 As Restated*
Net earnings	$675.9	$516.9	$430.3

Change in pension liability, net of taxes	(10.3)	4.3	(4.4)
Foreign currency translation	(197.7)	180.9	(224.8)
Change in fair value of derivative instruments, net of taxes	(15.6)	16.0	(4.9)

Comprehensive earnings	452.3	718.1	196.2
Comprehensive earnings attributable to noncontrolling interests	40.4	36.4	37.9

Comprehensive earnings attributable to controlling interests	$411.9	$681.7	$158.3

*	See Note 3 – Revenues from Contracts with Customers for additional information about the restatements related to Topic 606.

See notes to consolidated financial statements

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2018	2017 As Restated*
Cash and cash equivalents	$607.2	$681.2
Restricted cash	1,629.6	1,623.8
Premiums and fees receivable	4,857.5	4,082.8
Other current assets	1,024.4	881.6

Total current assets	8,118.7	7,269.4
Fixed assets - net	436.9	412.2
Deferred income taxes	806.2	851.6
Other noncurrent assets	573.6	567.1
Goodwill - net	4,625.6	4,164.8
Amortizable intangible assets - net	1,773.0	1,644.6

Total assets	$16,334.0	$14,909.7

Premiums payable to underwriting enterprises	$5,740.2	$4,986.0
Accrued compensation and other accrued liabilities	1,055.1	947.8
Deferred revenue - current	379.3	355.3
Premium financing borrowings	154.0	151.1
Corporate related borrowings - current	365.0	290.0

Total current liabilities	7,693.6	6,730.2
Corporate related borrowings - noncurrent	3,091.4	2,691.9
Deferred revenue - noncurrent	78.4	75.3
Other noncurrent liabilities	900.9	1,112.6

Total liabilities	11,764.3	10,610.0

Stockholders’ equity:
Common stock - authorized 400.0 shares; issued and outstanding 184.0 shares in 2018 and 181.0 shares in 2017	184.0	181.0
Capital in excess of par value	3,541.9	3,388.2
Retained earnings	1,558.6	1,221.8
Accumulated other comprehensive loss	(785.6)	(555.4)

Stockholders’ equity attributable to controlling interests	4,498.9	4,235.6
Stockholders’ equity attributable to noncontrolling interests	70.8	64.1

Total stockholders’ equity	4,569.7	4,299.7

Total liabilities and stockholders’ equity	$16,334.0	$14,909.7

*	See Note 3 – Revenues from Contracts with Customers for additional information about the restatements related to Topic 606.

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2018	2017 As Restated*	2016 As Restated*
Cash flows from operating activities:
Net earnings	$675.9	$516.9	$430.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(8.4)	(0.1)	(6.5)
Depreciation and amortization	419.0	385.8	350.8
Change in estimated acquisition earnout payables	9.6	30.9	32.1
Amortization of deferred compensation and restricted stock	41.6	33.5	28.5
Stock-based and other noncash compensation expense	13.7	17.3	14.7
Payments on acquisition earnouts in excess of original estimates	(64.6)	(57.9)	(22.8)
Effect of changes in foreign exchange rate	(2.9)	3.9	(5.3)
Net change in premium and fees receivable	(783.1)	(47.7)	(777.2)
Net change in deferred revenue	18.4	0.9	15.1
Net change in premiums payable to underwriting enterprises	819.7	166.9	770.0
Net change in other current assets	(134.7)	(35.3)	(45.5)
Net change in accrued compensation and other accrued liabilities	44.9	69.6	69.8
Net change in income taxes payable	(46.0)	2.0	(10.8)
Net change in deferred income taxes	(216.0)	(219.3)	(166.1)
Net change in other noncurrent assets and liabilities	(22.0)	(13.2)	(27.5)

Net cash provided by operating activities	765.1	854.2	649.6

Cash flows from investing activities:
Capital expenditures	(124.4)	(129.2)	(217.8)
Cash paid for acquisitions, net of cash and restricted cash acquired	(784.8)	(376.1)	(243.4)
Net proceeds from sales of operations/books of business	14.5	3.2	7.8
Net funding of investment transactions	(15.6)	(8.9)	(31.9)

Net cash used by investing activities	(910.3)	(511.0)	(485.3)

Cash flows from financing activities:
Payments on acquisition earnouts	(62.1)	(41.7)	(45.5)
Proceeds from issuance of common stock	81.9	60.4	45.6
Tax impact from issuance of common stock	—	—	6.5
Repurchases of common stock	(11.3)	(17.7)	(101.0)
Payments to noncontrolling interests	(54.2)	(35.0)	(41.8)
Dividends paid	(301.8)	(282.7)	(272.2)
Net borrowings on premium financing debt facility	32.9	0.6	(12.2)
Borrowings on line of credit facility	3,075.0	3,643.0	2,740.0
Repayments on line of credit facility	(3,000.0)	(3,731.0)	(2,657.0)
Net borrowings of corporate related long-term debt	400.0	348.0	326.0
Debt acquisition costs	(1.3)	—	—
Settlements on terminated interest rate swaps	2.9	8.3	—

Net cash provided (used) by financing activities	162.0	(47.8)	(11.6)

Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(85.0)	72.0	(107.6)

Net (decrease) increase in cash, cash equivalents and restricted cash	(68.2)	367.4	45.1
Cash, cash equivalents and restricted cash at beginning of year	2,305.0	1,937.6	1,892.5

Cash, cash equivalents and restricted cash at end of year	$2,236.8	$2,305.0	$1,937.6

Supplemental disclosures of cash flow information:
Interest paid	$139.2	$124.8	$112.8
Income taxes paid	68.1	55.8	66.1

*	See Note 3 – Revenues from Contracts with Customers for additional information about the restatements related to Topic 606.

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total

Balance at December 31, 2015, as reported	176.9	$176.9	$3,209.4	$774.5	$(522.5)	$49.9	$3,688.2
Adoption of Topic 606	—	—	—	125.3	—	2.2	127.5

Balance at December 31, 2015, as restated	176.9	176.9	3,209.4	899.8	(522.5)	52.1	3,815.7
Net earnings	—	—	—	396.8	—	33.5	430.3
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	8.3	8.3
Dividends paid to noncontrolling interests	—	—	—	—	—	(34.1)	(34.1)
Net change in pension asset/liability, net of taxes of ($2.9) million	—	—	—	—	(4.4)	—	(4.4)
Foreign currency translation	—	—	—	—	(224.8)	4.4	(220.4)
Change in fair value of derivative instruments, net of taxes of ($3.2) million	—	—	—	—	(4.9)	—	(4.9)
Compensation expense related to stock option plan grants	—	—	14.7	—	—	—	14.7
Tax impact from issuance of common stock	—	—	6.5	—	—	—	6.5
Common stock issued in:
Nine purchase transactions	2.0	2.0	89.6	—	—	—	91.6
Stock option plans	1.1	1.1	28.6	—	—	—	29.7
Employee stock purchase plan	0.4	0.4	15.5	—	—	—	15.9
Deferred compensation and restricted stock	0.2	0.2	(0.1)	—	—	—	0.1
Common stock repurchases	(2.3)	(2.3)	(98.7)	—	—	—	(101.0)
Cash dividends declared on common stock	—	—	—	(272.5)	—	—	(272.5)

Balance at December 31, 2016, as restated	178.3	178.3	3,265.5	1,024.1	(756.6)	64.2	3,775.5
Net earnings	—	—	—	481.3	—	35.6	516.9
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(2.1)	(2.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(34.4)	(34.4)
Net change in pension asset/liability, net of taxes of $2.8 million	—	—	—	—	4.3	—	4.3
Foreign currency translation	—	—	—	—	180.9	0.8	181.7
Change in fair value of derivative instruments, net of taxes of $4.0 million	—	—	—	—	16.0	—	16.0
Compensation expense related to stock option plan grants	—	—	17.3	—	—	—	17.3
Common stock issued in:
Twelve purchase transactions	1.0	1.0	59.6	—	—	—	60.6
Stock option plans	1.3	1.3	39.8	—	—	—	41.1
Employee stock purchase plan	0.4	0.4	18.9	—	—	—	19.3
Deferred compensation and restricted stock	0.3	0.3	4.5	—	—	—	4.8
Common stock repurchases	(0.3)	(0.3)	(17.4)	—	—	—	(17.7)
Cash dividends declared on common stock	—	—	—	(283.6)	—	—	(283.6)

Balance at December 31, 2017, as restated	181.0	$181.0	$3,388.2	$1,221.8	$(555.4)	$64.1	$4,299.7

*	See Note 3 – Revenues from Contracts with Customers for additional information about the restatements related to Topic 606.

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity (continued)

(In millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2017, as restated	181.0	$181.0	$3,388.2	$1,221.8	$(555.4)	$64.1	$4,299.7
Reclassification of the income tax effects within accumulated other comprehensive loss related to the Tax Act	—	—	—	6.6	(6.6)	—	—
Net earnings	—	—	—	633.5	—	42.4	675.9
Net purchase of subsidiary shares from noncontrolling interests	—	—	(5.0)	—	—	4.3	(0.7)
Dividends paid to noncontrolling interests	—	—	—	—	—	(38.0)	(38.0)
Net change in pension asset/liability, net of taxes of $6.2 million	—	—	—	—	(10.3)	—	(10.3)
Foreign currency translation	—	—	—	—	(197.7)	(2.0)	(199.7)
Change in fair value of derivative instruments, net of taxes of ($5.6) million	—	—	—	—	(15.6)	—	(15.6)
Compensation expense related to stock option plan grants	—	—	13.7	—	—	—	13.7
Common stock issued in:
Ten purchase transactions	0.8	0.8	60.8	—	—	—	61.6
Stock option plans	1.6	1.6	57.0	—	—	—	58.6
Employee stock purchase plan	0.4	0.4	22.9	—	—	—	23.3
Deferred compensation and restricted stock	0.3	0.3	15.5	—	—	—	15.8
Common stock repurchases	(0.1)	(0.1)	(11.2)	—	—	—	(11.3)
Cash dividends declared on common stock	—	—	—	(303.3)	—	—	(303.3)

Balance at December 31, 2018	184.0	$184.0	$3,541.9	$1,558.6	$(785.6)	$70.8	$4,569.7

*	See Note 3 – Revenues from Contracts with Customers for additional information about the restatements related to Topic 606.

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2018

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

We are headquartered in Rolling Meadows, Illinois, have operations in 35 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent insurance brokers and consultants.

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

In the preparation of our consolidated financial statements as of December 31, 2018, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition in our consolidated financial statements and/or disclosure in the notes therein.

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

Commissions and fees

The primary source of revenues for our brokerage services is commissions from underwriting enterprises, based on a percentage of premiums paid by our clients, or fees received from clients based on an agreed level of service usually in lieu of commissions. These commissions and fees revenues are substantially recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the client, as well as deferring certain revenues to reflect delivery of services over the contract period.

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

Whether we are paid a commission or a fee, the vast majority of our services are associated with the placement of an insurance (or insurance-like) contract. Accordingly, we recognize approximately 80% of our commission and fee revenues on the effective date of the underlying insurance contract. The amount of revenue we recognize is based on our costs to provide our services up and through that effective date, including an appropriate estimate of our profit margin on a portfolio basis (a practical expedient as defined in Topic 606). Based on the proportion of additional services we provide in each period after the effective date of the insurance contract, including an appropriate estimate of our profit margin, we recognize approximately 15% of our commission and fee revenues in the first three months, and the remaining 5% thereafter. These periods may be different than the underlying premium payment patterns of the insurance contracts, but the vast majority of our services are fully provided within one year of the insurance contract effective date.

For consulting and advisory services, we recognize our revenue in the period in which we provide the service or advice. For management and administrative services, our revenue is recognized ratably over the contract period consistent with the performance of our obligations, mostly over an annual term.

Supplemental revenues

Certain underwriting enterprises may pay us additional revenues for the volume of premium placed with them and for insights into our sales pipeline, our sales capabilities or our risk selection knowledge. These amounts are in excess of the commission and fee revenues discussed above, and not all business we place with underwriting enterprises is eligible for supplemental revenues. Unlike contingent revenues, discussed below, these revenues are primarily a fixed amount or fixed percentage of premium of the underlying eligible insurance contracts. For supplemental revenue contracts based on a fixed percentage of premium, our obligation to the underwriting enterprise is substantially completed upon the effective date of the underlying insurance contract and revenue is fully earned at that time. For supplemental revenue contracts based on a fixed amount, revenue is recognized ratably over the contract period consistent with the performance of our obligations, almost always over an annual term. We receive these revenues on a quarterly or annual basis.

Contingent revenues

Certain underwriting enterprises may pay us additional revenues for our sales capabilities, our risk selection knowledge, or our administrative efficiencies. These amounts are in excess of the commission or fee revenues discussed above, and not all business we place with participating underwriting enterprises is eligible for contingent revenues. Unlike supplemental revenues, also discussed above, these revenues are variable, generally based on growth, the loss experience of the underlying insurance contracts, and/or our efficiency in processing the business. We generally operate under calendar year contracts, but we do not receive these revenues from the underwriting enterprises until the following calendar year, generally in the first and second quarters, after verification of the performance indicators outlined in the contracts. Accordingly, during each reporting period, we must make our best estimate of amounts we have earned using historical averages and other factors to project such revenues. We base our estimates each period on a contract-by-contract basis where available. In certain cases, it is impractical to assess a very large number of smaller contingent revenue contracts, so we use a historical portfolio estimate in aggregate (a practical expedient as defined in Topic 606). Because our expectation of the ultimate contingent revenue amounts to be earned can vary from period to period, especially in contracts sensitive to loss ratios, our estimates might change significantly from quarter to quarter. For example, in circumstances where our revenues are dependent on a full calendar year loss ratio, adverse loss experience in the fourth quarter could not only negate revenue earnings in the fourth quarter, but also trigger the need to reverse revenues previously recognized during the prior quarters. Variable consideration is recognized when we conclude, based on all the facts and information available at the reporting date, that it is probable that a significant revenue reversal will not occur in future periods.

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

Per-claim fees

Where we operate under a contract with our fee established on a per-claim basis, our obligation is to process claims for a term specified within the contract. Because it is impractical to recognize our revenues on an individual claim-by-claim basis, we recognize revenue plus an appropriate estimate of our profit margin on a portfolio basis by grouping claims with similar characteristics (a practical expedient as defined in Topic 606). We apply actuarially-determined, historical-based patterns to determine our future service obligations, without applying a present value discount.

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

(i)

Costs to obtain - we incur costs to obtain a contract with a client. Those costs would not have been incurred if the contract had not been obtained. Almost all of our costs to obtain are incurred prior to, or on, the effective date of the contract and consist primarily of incentive compensation we pay to our production employees. Our costs to obtain are expensed as incurred as described in Note 3 to these consolidated financial statements.

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

Restricted Cash

In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to underwriting enterprises. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to underwriting enterprises. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2018.

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

Premiums and fees receivable

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $7.8 million and $7.4 million at December 31, 2018 and 2017, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $10.0 million and $13.5 million at December 31, 2018 and 2017, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

Derivative Instruments

We are exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, we enter into various derivative instruments that reduce these risks by creating offsetting exposures. In the normal course of business, we are exposed to the impact of foreign currency fluctuations that impact our results of operations and cash flows. We utilize a foreign currency risk management program involving foreign currency derivatives that consist of several monthly put/call options designed to hedge a portion of our future foreign currency disbursements through various future payment dates. To mitigate the counterparty credit risk we only enter into contracts with major financial institutions based upon their credit ratings and other factors. These derivative instrument contracts are cash flow hedges that qualify for hedge accounting and primarily hedge against fluctuations between changes in the GBP and Indian Rupee versus the U.S. dollar. Changes in fair value of the derivative instruments are reflected in other comprehensive earnings in the accompanying consolidated balance sheet. The impact of the hedge at maturity is recognized in the income statement as a component of investment income, compensation and operating expenses depending on the nature of the hedged item. We enter into various long-term debt agreements. We use interest rate derivatives, typically swaps, to reduce our exposure to the effects of interest rate fluctuations on the forecasted interest rates for up to three years into the future. These derivative instrument contracts are periodically monitored for hedge ineffectiveness, the amount of which has not been material to the accompanying consolidated financial statements. We do not use derivatives for trading or speculative purposes.

Premium Financing

Seven subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are generally considered delinquent after seven days of the payment due date. In normal course, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding loan receivable balance was $316.2 million and $305.5 million at December 31, 2018 and 2017, respectively.

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

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2018, 2017 and 2016, we wrote off $10.6 million, $6.2 million and $1.8 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions of our brokerage segment, which is included in amortization expense in the accompanying consolidated statement of earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, other current assets, premiums payable to underwriting enterprises, accrued compensation and other accrued liabilities and deferred revenue-current, at December 31, 2018 and 2017, approximate fair value because of the short-term duration of these instruments. See Note 4 to these consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 8 to these consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2018 and 2017 under our debt agreements. See Note 13 to these consolidated financial statements for the fair values related to investments at December 31, 2018 and 2017 under our defined benefit pension plan.

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

Employee Stock Purchase Plan

We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 8.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. At December 31, 2018, 6.8 million shares of our common stock was reserved for future issuance under the ESPP.

Defined Benefit Pension and Other Postretirement Plans

We recognize in our consolidated balance sheet, an asset for our defined benefit postretirement plans’ overfunded status or a liability for our plans’ underfunded status. We recognize changes in the funded status of our defined benefit postretirement plans in comprehensive earnings in the year in which the changes occur. We use December 31 as the measurement date for our plans’ assets and benefit obligations. See Note 13 to these consolidated financial statements for additional information required to be disclosed related to our defined benefit postretirement plans.

2. Effect of New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the new accounting guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted Topic 606 as of January 1, 2018, using the full retrospective method to restate each prior reporting period presented. The cumulative effect of the adoption was recognized as an increase to retained earnings of $125.3 million on January 1, 2016. The impact of the adoption of the new guidance resulted in changes to our accounting policies for revenue recognition, trade and other receivables, and deferred revenues as detailed in Note 3 to these consolidated financial statements. In implementing the full retrospective method of adoption, we applied the practical expedient, as defined in Topic 606, of using the benefit of hindsight to recognize contingent revenues (i.e., variable consideration) in 2017 and 2016.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this new accounting guidance, an entity is required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by various standards, including ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. This new guidance offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This new guidance is effective for first quarter 2019, and requires a modified retrospective adoption, applying the new standard to all leases existing at the date of initial application, with early adoption permitted. An entity may choose to use the standard’s effective date, rather than the beginning of the earliest comparative period presented, as the date of initial application. An entity would record the effects of initially applying the new guidance as a cumulative-effect adjustment to retained earnings. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with the current guidance, including the current disclosure requirements.

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

We have assessed all potential impacts of the new guidance and have determined that this guidance will have an impact on our consolidated financial statements, including significant new disclosures about our leasing activities. The most significant impact relates to our real estate operating leases and the related recognition of right-of-use assets and lease liabilities in both noncurrent assets and noncurrent liabilities in our consolidated balance sheet. The adoption of this new guidance will not have a material impact on our consolidated statements of earnings, cash flows or stockholders’ equity. We plan to adopt this new guidance on January 1, 2019 using the effective date as our date of initial application. On adoption, we will elect the package of practical expedients. We will elect the practical expedient permitting the use of hindsight. See Note 16 to these 2018 consolidated financial statements for details on our current lease arrangements, the amounts of which represent the future undiscounted commitments.

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

In March 2018, the FASB issued ASU No. 2018-05 Income Taxes (Topic 740): Amendment to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This new accounting guidance codifies guidance pursuant to SEC Staff Accounting Bulletin No. 118 (which we refer to as SAB 118), which was issued in connection with the Tax Act. The guidance allows companies to use provisional estimates to record the effects of the Tax Act and also provides a measurement period (not to exceed one year from the date of enactment) to complete the accounting for the impacts of the Tax Act. We adopted this guidance when it was initially issued as SAB 118. During 2018, we recognized approximately $5.8 million in net benefit to our provisional estimate under SAB 118. We recorded these amounts as discrete items. We have completed and finalized our analysis of the income tax implication of the Tax Act and recorded additional adjustments to provisional amounts as discrete items.

Additionally, we reevaluated our indefinite reinvestment assertion during 2018 for certain foreign jurisdictions and determined that our intention to repatriate undistributed earnings from certain jurisdictions has changed. The impact of this change is not material to our consolidated financial statements.

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

Presentation of Net Periodic Pension and Postretirement Benefit Cost

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The new guidance requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. It also requires the other components of net periodic pension cost and net periodic postretirement benefit cost to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. An entity will apply the new guidance retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the consolidated statement of earnings. The new guidance allows a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The new guidance was effective in the first quarter of 2018, which we adopted effective January 1, 2018. The adoption of this guidance had no impact on our consolidated net earnings. Due to the adoption of this new guidance, the presentation in our consolidated statement of earnings was changed in 2018 such that the other components of net periodic pension costs related to our defined benefit plan were recorded in operating expense instead of compensation expense as was done in prior years. Prior years were not restated for this change as the impact of this change was not material to our consolidated statement of earnings. See Note 13 to these 2018 consolidated financial statements for details on our net periodic pension benefit cost.

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

The following is a reconciliation of our December 31 cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2018, 2017 and 2016 (in millions):

	December 31,
	2018	2017	2016
Cash and cash equivalents	$607.2	$681.2	$545.5
Restricted cash	1,629.6	1,623.8	1,392.1

Total cash, cash equivalents and restricted cash	$2,236.8	$2,305.0	$1,937.6

Credit Impairment

In June 2016, the FASB issued ASU No. 2016 -13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance an entity is required to measure all credit losses on certain financial instruments, including trade receivables and various off-balance sheet credit exposures, using an expected credit loss model. This model incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these instruments. An entity will apply the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The guidance is effective January 1, 2020, with early adoption permitted. We are still assessing the timing and impact that adopting this new guidance will have on our consolidated financial statements.

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

Hedge Accounting

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance amends the hedge accounting model in the current guidance to enable entities to better portray the economics of their risk management activities in the financial statements and enhance the transparency and understandability of hedge results. The new guidance requires revised tabular disclosures that focus on the effect of hedge accounting by income statement line and the disclosure of the cumulative basis adjustments to the hedged assets and liabilities in fair value hedges. Certain additional disclosures are also required for hedge relationships designated under the last-of-layer method. The current guidance that requires entities to disclose hedge ineffectiveness has been eliminated because this amount will no longer be separately measured. Under the new guidance, entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach (i.e., with a cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date). The new guidance also provides transition relief to make it easier for entities to apply certain amendments to existing hedges (including fair value hedges) where the hedge documentation needs to be modified. The presentation and disclosure requirements will be applied prospectively. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within those periods. Early adoption was permitted in any interim period or annual year before the effective date. We are currently assessing the impact that adopting this new guidance will have on our consolidated financial statements, although we do not expect the adoption of this guidance to have a material impact.

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

Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). This accounting guidance provided information about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 was effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. The adoption of this new guidance did not have a material impact on our consolidated financial statements as we historically have not made changes to the terms or conditions of an outstanding share-based payment award.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (ASU 2016-09). This accounting guidance required that companies recognize the excess income tax effects of awards in the income statement when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. ASU 2016-09 provides that this requirement be applied prospectively. As it relates to forfeitures, the guidance allows for companies to choose whether to continue to estimate forfeitures or account for forfeitures as they occur. This guidance was effective in first quarter 2017 and has been applied by us. Due to the adoption of this guidance, we recognized the income tax benefit of stock based awards that vested or were settled in the year ended December 31, 2018 and 2017 of $15.0 million and $15.1 million, respectively, in our consolidated statement of earnings. The income tax benefit of stock based awards that vested or were settled in the year ended December 31, 2016 was $6.5 million that was recognized in our consolidated stockholders’ equity. Additionally, our consolidated statement of cash flows now presents excess tax benefits as an operating activity, rather than as a financing activity, applied prospectively. Finally, we elected to continue to estimate forfeitures based on historical data and recognize forfeitures over the vesting period of the award.

3.	Revenue from Contracts with Customers

New Accounting Statement Impact on Consolidated Financial Statements

As a result of adopting Topic 606, we restated our consolidated financial statements and related information in these notes thereto from amounts previously reported for 2017 and 2016. The primary impacts of the adoption of the new revenue recognition guidance to our segments were as follows.

Brokerage segment

Revenue - We previously recognized revenue for certain of our brokerage activities, such as installments on agency bill, direct bill and contingent revenue, over a period of time either due to the transfer of value to our clients or as the remuneration became determinable. Under the new guidance, these revenues are now substantially recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the client. On the other hand, under the new guidance we are now required to defer certain revenues to reflect delivery of services over the contract period. As a result, revenue from certain arrangements are now recognized in earlier periods under the new guidance in comparison to our previous accounting policies, and other revenues are recognized in later periods. The net effect of all of these changes on the timing and amount of revenue recognized is a net decrease in revenue recognized for our 2017 and 2016 annual reporting periods with a shift in the timing of revenue recognized in the interim periods to the first quarter from the other three quarters.

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

Expense - The assets recognized for the costs to obtain and/or to fulfill a contract are amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates. We do not have material costs to obtain or fulfill. The net impact of deferring and amortizing these costs to obtain or to fulfill is not material on our annual or interim reporting period results.

Corporate segment

The timing related to recognition of revenue in our corporate segment remains substantially unchanged. While there is no material impact on our annual after tax earnings, there is a material change to our after tax earnings in the interim quarterly periods, as income tax credits are recognized based on our quarterly consolidated pretax earnings patterns.

Impact on 2017 and 2016 Consolidated Financial Statements

The consolidated statement of earnings line items, which reflect the adoption of the new revenue recognition guidance, are as follows (in millions, except per share data):

	Year ended December 31, 2017
	As Previously Reported	Impact of Adoption of Topic 606	As Restated for Adoption of Topic 606
Commissions	$2,627.1	$13.9	$2,641.0
Fees	1,636.8	(44.9)	1,591.9
Supplemental revenues	163.7	(5.7)	158.0
Contingent revenues	111.8	(12.3)	99.5
Investment income	56.3	2.4	58.7
Gains on books of business sales	3.4	—	3.4
Revenues from clean coal activities	1,560.5	—	1,560.5

Revenues before reimbursements	6,159.6	(46.6)	6,113.0
Reimbursements	—	136.0	136.0

Total revenues	6,159.6	89.4	6,249.0

Compensation	2,752.3	(4.9)	2,747.4
Operating	852.5	(23.4)	829.1
Reimbursements	—	136.0	136.0
Cost of revenues from clean coal activities	1,635.9	—	1,635.9
Interest	124.1	—	124.1
Depreciation	121.1	—	121.1
Amortization	264.7	—	264.7
Change in estimated acquisition earnout payables	30.9	—	30.9

Total expenses	5,781.5	107.7	5,889.2

Earnings before income taxes	378.1	(18.3)	359.8
Benefit for income taxes	(121.1)	(36.0)	(157.1)

Net earnings	499.2	17.7	516.9
Net earnings attributable to noncontrolling interests	36.1	(0.5)	35.6

Net earnings attributable to controlling interests	$463.1	$18.2	$481.3

Basic net earnings per share	$2.57	$0.10	$2.67
Diluted net earnings per share	2.54	0.10	2.64
Dividends declared per common share	1.56	—	1.56

	Year ended December 31, 2016
	As Previously Reported	Impact of Adoption of Topic 606	As Restated for Adoption of Topic 606
Commissions	$2,439.1	$(29.2)	$2,409.9
Fees	1,492.8	(1.1)	1,491.7
Supplemental revenues	147.0	(7.1)	139.9
Contingent revenues	107.2	(9.3)	97.9
Investment income	53.3	0.3	53.6
Gains on books of business sales	6.6	—	6.6
Revenues from clean coal activities	1,350.1	—	1,350.1
Other net losses	(1.3)	—	(1.3)

Revenues before reimbursements	5,594.8	(46.4)	5,548.4
Reimbursements	—	132.1	132.1

Total revenues	5,594.8	85.7	5,680.5

Compensation	2,538.9	(1.7)	2,537.2
Operating	797.7	(21.4)	776.3
Reimbursements	—	132.1	132.1
Cost of revenues from clean coal activities	1,408.6	—	1,408.6
Interest	109.8	—	109.8
Depreciation	103.6	—	103.6
Amortization	247.2	—	247.2
Change in estimated acquisition earnout payables	32.1	—	32.1

Total expenses	5,237.9	109.0	5,346.9

Earnings before income taxes	356.9	(23.3)	333.6
Benefit for income taxes	(88.1)	(8.6)	(96.7)

Net earnings	445.0	(14.7)	430.3
Net earnings attributable to noncontrolling interests	30.6	2.9	33.5

Net earnings attributable to controlling interests	$414.4	$(17.6)	$396.8

Basic net earnings per share	$2.33	$(0.10)	$2.23
Diluted net earnings per share	2.32	(0.10)	2.22
Dividends declared per common share	1.52	—	1.52

Select consolidated statement of comprehensive earnings line items, which reflect the adoption of the new revenue recognition guidance, are as follows (in millions):

	Year ended December 31, 2017
	As Previously Reported	Impact of Adoption of Topic 606	As Restated for Adoption of Topic 606
Net earnings	$499.2	$17.7	$516.9
Change in pension liability, net of taxes	4.3	—	4.3
Foreign currency translation	183.4	(2.5)	180.9
Change in fair value of derivative instruments, net of taxes	16.0	—	16.0

Comprehensive earnings	702.9	15.2	718.1
Comprehensive earnings attributable to noncontrolling interests	37.0	(0.6)	36.4

Comprehensive earnings attributable to controlling interests	$665.9	$15.8	$681.7

	Year ended December 31, 2016
	As Previously Reported	Impact of Adoption of Topic 606	As Restated for Adoption of Topic 606
Net earnings	$445.0	$(14.7)	$430.3
Change in pension liability, net of taxes	(4.4)	—	(4.4)
Foreign currency translation	(231.8)	7.0	(224.8)
Change in fair value of derivative instruments, net of taxes	(4.9)	—	(4.9)

Comprehensive earnings	203.9	(7.7)	196.2
Comprehensive earnings attributable to noncontrolling interests	35.1	2.8	37.9

Comprehensive earnings attributable to controlling interests	$168.8	$(10.5)	$158.3

Select balance sheet line items, which reflect the adoption of the new revenue recognition guidance are as follows (in millions):

	December 31, 2017
	As Previously Reported	Impact of Adoption of Topic 606	As Restated for Adoption of Topic 606
Assets
Premium and fees receivables	$2,157.2	$1,925.6	$4,082.8
Other current assets	708.4	173.2	881.6
Deferred income taxes	905.1	(53.5)	851.6
Other noncurrent assets	567.0	0.1	567.1
Goodwill	4,197.9	(33.1)	4,164.8
Liabilities
Premiums payable to underwriting enterprises	3,475.9	1,510.1	4,986.0
Accrued compensation and other current liabilities	864.1	83.7	947.8
Deferred revenue - current/unearned fees	74.8	280.5	355.3
Other current liabilities	56.4	(56.4)	—
Deferred revenue - noncurrent	—	75.3	75.3
Other noncurrent liabilities	1,128.3	(15.7)	1,112.6
Stockholders’ equity
Retained earnings	1,095.9	125.9	1,221.8
Accumulated other comprehensive loss	(559.9)	4.5	(555.4)
Stockholders’ equity attributable to controlling interests	4,105.2	130.4	4,235.6
Stockholders’ equity attributable to noncontrolling interests	59.7	4.4	64.1

Select consolidated statement of cash flows line items, which reflect the adoption of the new revenue recognition guidance are as follows (in millions):

	Year ended December 31, 2017
	As Previously Reported	Impact of Adoption of Topic 606	As Restated for Adoption of Topic 606
Cash flows from operating activities
Net earnings	$499.2	$17.7	$516.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net change in premiums and fees receivable	(220.3)	172.6	(47.7)
Net change in deferred revenue	—	0.9	0.9
Net change in premiums payable to underwriting enterprises	334.3	(167.4)	166.9
Net change in other current assets	(48.5)	13.2	(35.3)
Net change in accrued compensation and other current liabilities	69.3	0.3	69.6
Net change in deferred income taxes	(183.4)	(35.9)	(219.3)
Net change in other noncurrent assets and liabilities	(11.1)	(2.1)	(13.2)

	Year ended December 31, 2016
	As Previously Reported	Impact of Adoption of Topic 606	As Restated for Adoption of Topic 606
Cash flows from operating activities
Net earnings	$445.0	$(14.7)	$430.3
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net change in premiums and fees receivable	(242.8)	(534.4)	(777.2)
Net change in deferred revenue	—	15.1	15.1
Net change in premiums payable to underwriting enterprises	240.2	529.8	770.0
Net change in other current assets	(55.2)	9.7	(45.5)
Net change in accrued compensation and other current liabilities	69.1	0.7	69.8
Net change in deferred income taxes	(158.0)	(8.1)	(166.1)
Net change in other noncurrent assets and liabilities	(34.5)	7.0	(27.5)

Select statement of stockholders’ equity items, which reflect the adoption of the new revenue recognition guidance are as follows (in millions):

	Retained Earnings	Accumulated Other Comprehensive Earnings (Loss)	Stockholders’ Equity Attributable to Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2015, as reported	$774.5	$(522.5)	$49.9	$3,688.2
Adoption of Topic 606	125.3	—	2.2	127.5

Balance at December 31, 2015, as restated	$899.8	$(522.5)	$52.1	$3,815.7

Balance at December 31, 2016, as reported	$916.4	$(763.6)	$59.2	$3,655.8
Adoption of Topic 606	107.7	7.0	5.0	119.7

Balance at December 31, 2016, as restated	$1,024.1	$(756.6)	$64.2	$3,775.5

Balance at December 31, 2017, as reported	$1,095.9	$(559.9)	$59.7	$4,164.9
Adoption of Topic 606	125.9	4.5	4.4	134.8

Balance at December 31, 2017, as restated	$1,221.8	$(555.4)	$64.1	$4,299.7

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	December 31, 2018	December 31, 2017, As Restated
Unbilled receivables	$496.2	$415.2
Deferred contract costs	91.6	83.3
Deferred revenue	457.7	430.6

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total

Deferred revenue at December 31, 2016	$233.8	$170.8	$404.6
Incremental deferred revenue	247.2	135.7	382.9
Revenue recognized during the year ended December 31, 2017 included in deferred revenue at December 31, 2016	(227.8)	(135.0)	(362.8)
Deferred revenue recognized from business acquisitions	5.5	0.4	5.9

Deferred revenue at December 31, 2017	258.7	171.9	430.6
Incremental deferred revenue	244.0	138.1	382.1
Revenue recognized during the year ended December 31, 2018 included in deferred revenue at December 31, 2017	(236.5)	(137.0)	(373.5)
Deferred revenue recognized from business acquisitions	18.5	—	18.5

Deferred revenue at December 31, 2018	$284.7	$173.0	$457.7

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of December 31, 2018, the aggregate amount of the contract price allocated to remaining performance obligations was $457.7 million.

The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2019	$253.2	$96.4	$349.6
2020	17.7	28.5	46.2
2021	12.1	15.4	27.5
2022	0.8	9.0	9.8
2023	0.5	5.4	5.9
Thereafter	0.4	18.3	18.7

Total	$284.7	$173.0	$457.7

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as “deferred contract costs” which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $91.6 million and $83.3 million as of December 31, 2018 and 2017, respectively. Capitalized fulfillment costs are amortized on the contract effective date. The amount of amortization of the deferred contract costs was $309.7 million and $283.7 million for the year ended December 31, 2018, and 2017, respectively.

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

4. Business Combinations

During 2018, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Market Financial Group, Ltd and Austin Consulting Group, Inc. (MFG) January 1, 2018	53	$3.7	$33.9	$—	$4.2	$2.7	$44.5	$7.0
McGregor & Associates (M&A) March 1, 2018	—	—	13.5	—	2.5	5.1	21.1	12.0
Pronto Insurance (PI) June 5, 2018	—	—	294.8	—	18.7	—	313.5	—
Reassurance Holdings, Inc. (RHI) July 1, 2018	343	24.4	84.4	—	13.3	3.3	125.4	21.5
Buckman-Mitchell, Inc. (BMI) November 1, 2018	—	—	43.9	—	1.9	3.6	49.4	8.5
Accompass Inc. (AI) December 1, 2018	—	—	29.8	—	2.6	4.4	36.8	11.3
42 other acquisitions completed in 2018	430	26.1	291.9	3.1	28.2	74.9	424.2	141.2

	826	$54.2	$792.2	$3.1	$71.4	$94.0	$1,014.9	$201.5

On December 22, 2018, we signed a definitive agreement to acquire 100% of the equity of Stackhouse Poland Group Limited (which we refer to as Stackhouse Poland) headquartered in Guildford, Surrey, U.K., for approximately $350.0 million of cash consideration. Stackhouse Poland is a large-scale specialist U.K. insurance broker that generates over £55 million in annualized revenues, has more than 500 employees and operates from a network of 23 offices across the U.K. The transaction is subject to regulatory approval and is expected to close in the first quarter of 2019.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.0% to 15.0% for our 2018 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 7.5% to 9.5% for our 2018 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During 2018, 2017 and 2016, we recognized $18.8 million, $20.2 million and $16.9 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during 2018, 2017 and 2016, we recognized $9.2 million of income, $10.7 million and $15.2 million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 112, 108 and 101 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2015 and subsequent years was $558.1 million as of December 31, 2018, of which $258.8 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made. The aggregate amount of maximum earnout obligations related to acquisitions made in 2014 and subsequent years was $567.9 million as of December 31, 2017, of which $264.2 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2018 (in millions):

							42 Other
	MFG	M&A	PI	RHI	BMI	AI	Acquisitions	Total

Cash	$0.1	$—	$7.2	$—	$0.1	$0.4	$11.8	$19.6
Other current assets	3.0	0.5	66.8	18.4	12.4	1.9	103.1	206.1
Fixed assets	0.4	1.4	2.6	2.2	0.1	0.1	1.5	8.3
Noncurrent assets	—	—	8.3	0.4	—	—	17.5	26.2
Goodwill	24.6	5.2	209.4	77.9	18.8	21.4	227.3	584.6
Expiration lists	19.6	15.1	56.7	41.9	26.0	17.2	205.3	381.8
Non-compete agreements	—	0.1	0.2	0.5	0.2	1.7	2.6	5.3
Trade names	0.1	—	58.1	3.2	—	—	0.1	61.5

Total assets acquired	47.8	22.3	409.3	144.5	57.6	42.7	569.2	1,293.4

Current liabilities	2.3	0.4	64.2	7.2	8.2	0.8	94.6	177.7
Noncurrent liabilities	1.0	0.8	31.6	11.9	—	5.1	50.4	100.8

Total liabilities assumed	3.3	1.2	95.8	19.1	8.2	5.9	145.0	278.5

Total net assets acquired	$44.5	$21.1	$313.5	$125.4	$49.4	$36.8	$424.2	$1,014.9

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $584.6 million, $381.8 million, $5.3 million and $61.5 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3.0% to 4.4% and 3.5% to 11.0% for our 2018 acquisitions, respectively, for which valuations were performed in 2018. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 11.5% to 14.0% for our 2018 acquisitions, for which a valuation was performed. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, three to five years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2018, 2017 and 2016, we wrote off $10.6 million, $6.2 million and $1.8 million of amortizable intangible assets related to the brokerage segment.

Of the $381.8 million of expiration lists, $5.3 million of non-compete agreements and $61.5 million of trade names related to the 2018 acquisitions, $219.3 million, $4.1 million and $61.5 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $58.8 million, and a corresponding amount of goodwill, in 2018 related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the year ended December 31, 2018 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2017 (in millions, except per share data):

	Year Ended December 31,
	2018	2017
Total revenues	$7,125.5	$6,572.4
Net earnings attributable to controlling interests	646.1	496.4
Basic earnings per share	3.53	2.74
Diluted earnings per share	3.46	2.71

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2017, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2018 totaled approximately $339.8 million. Total revenues and net earnings recorded in our consolidated statement of earnings for 2018 related to the 2018 acquisitions in the aggregate, were $158.0 million and $6.9 million, respectively.

5.	Other Current Assets

Major classes of other current assets consist of the following (in millions):

	December 31,
	2018	2017
Premium finance advances and loans	$316.2	$305.5
Accrued supplemental, direct bill and other receivables	348.2	244.5
Refined coal production related receivables	160.2	156.8
Deferred contract costs	91.6	83.3
Prepaid expenses	108.2	91.5

Total other current assets	$1,024.4	$881.6

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

6.	Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2018	2017
Office equipment	$30.0	$28.6
Furniture and fixtures	116.9	112.3
Leasehold improvements	132.1	124.2
Computer equipment	145.1	147.9
Land and buildings - corporate headquarters	144.3	143.6
Software	346.0	291.9
Other	12.4	12.0
Work in process	14.9	20.1

	941.7	880.6
Accumulated depreciation	(504.8)	(468.4)

Net fixed assets	$436.9	$412.2

The amounts in work in process in the table above primarily are for capitalized expenditures incurred related to IT development projects in 2018 and 2017.

7.	Intangible Assets

The carrying amount of goodwill at December 31, 2018 and 2017 allocated by domestic and foreign operations is as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total

At December 31, 2018
United States	$2,715.3	$29.6	$—	$2,744.9
United Kingdom	753.7	9.2	—	762.9
Canada	378.6	—	—	378.6
Australia	406.3	0.3	—	406.6
New Zealand	209.6	10.2	—	219.8
Other foreign	110.1	—	2.7	112.8

Total goodwill - net	$4,573.6	$49.3	$2.7	$4,625.6

At December 31, 2017
United States	$2,280.9	$25.8	$—	$2,306.7
United Kingdom	738.5	7.2	—	745.7
Canada	374.0	—	—	374.0
Australia	416.6	—	—	416.6
New Zealand	209.3	9.6	—	218.9
Other foreign	99.9	—	3.0	102.9

Total goodwill - net	$4,119.2	$42.6	$3.0	$4,164.8

The changes in the carrying amount of goodwill for 2018 and 2017 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Balance as of January 1, 2017, as reported	$3,736.9	$28.1	$2.8	$3,767.8
Adoption of Topic 606 related to 2016 acquisitions	(14.6)	—	—	(14.6)

Balance as of January 1, 2017, as restated	3,722.3	28.1	2.8	3,753.2
Goodwill acquired during the year	290.4	14.1	—	304.5
Adoption of Topic 606 related to 2017 acquisitions	(18.5)	—	—	(18.5)
Goodwill adjustments related to appraisals and other acquisition adjustments	14.7	—	—	14.7
Foreign currency translation adjustments during the year	110.3	0.4	0.2	110.9

Balance as of December 31, 2017, as restated	4,119.2	42.6	3.0	4,164.8
Goodwill acquired during the year	574.7	9.9	—	584.6
Goodwill adjustments related to appraisals and other acquisition adjustments	2.2	(2.3)	—	(0.1)
Foreign currency translation adjustments during the year	(122.5)	(0.9)	(0.3)	(123.7)

Balance as of December 31, 2018	$4,573.6	$49.3	$2.7	$4,625.6

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2018	2017
Expiration lists	$3,379.4	$3,055.9
Accumulated amortization - expiration lists	(1,676.8)	(1,422.1)

	1,702.6	1,633.8

Non-compete agreements	58.0	53.5
Accumulated amortization - non-compete agreements	(48.5)	(46.1)

	9.5	7.4

Trade names	86.0	25.9
Accumulated amortization - trade names	(25.1)	(22.5)

	60.9	3.4

Net amortizable assets	$1,773.0	$1,644.6

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2019	$287.2
2020	270.7
2021	247.3
2022	222.2
2023	198.2
Thereafter	547.4

Total	$1,773.0

8.	Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	December 31,
	2018	2017
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 2.80%, balloon due June 24, 2018	$—	$50.0
Semi-annual payments of interest, fixed rate of 5.85%, $50 million due
November 30, 2018 and November 30, 2019	50.0	100.0
Semi-annual payments of interest, fixed rate of 3.20%, balloon due June 24, 2019	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due June 24, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due July 10, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.65%, balloon due August 2, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	—
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	—
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	—
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	—
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	—

Total Note Purchase Agreements	3,198.0	2,798.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires April 8, 2021	265.0	190.0

Premium Financing Debt Facility - expires May 18, 2020:
Periodic payments of interest and principal, Interbank rates plus 1.05% for Facility B; plus 0.55% for Facilities C and D
Facility B
AUD denominated tranche	133.9	116.4
NZD denominated tranche	10.1	5.7
Facility C and D
AUD denominated tranche	—	18.5
NZD denominated tranche	10.0	10.5

Total Premium Financing Debt Facility	154.0	151.1

Total corporate and other debt	3,617.0	3,139.1
Less unamortized debt acquisition costs on Note Purchase Agreements	(6.6)	(6.1)

Net corporate and other debt	$3,610.4	$3,133.0

Note Purchase Agreements - On June 13, 2017, we announced that we planned to close offerings of $648.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate). We funded $250.0 million on June 27, 2017, $300.0 million on August 2, 2017 and $98.0 million on August 4, 2017, which was used in part to repay our $300.0 million August 3, 2017 Series B debt maturity. The weighted average maturity of the $598.0 million of senior fixed rate notes is 11.6 years and their weighted average interest rate is 4.04% after giving effect to hedging gains. The interest rate on the $50.0 million of floating rate notes would be 4.39% using three-month LIBOR on February 4, 2019. In 2016 and 2017, we entered into pre-issuance interest rate hedging transactions related to the $300.0 million August 3, 2017 maturity private placement. We realized a cash gain of approximately $8.3 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

On June 13, 2018, we closed and funded offerings of $500.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate), which was used in part to fund the $50.0 million June 24, 2018 Series K notes maturity. The weighted average maturity of the $450.0 million of senior fixed rate notes is 13.6 years and their weighted average interest rate is 4.42% after giving effect to net hedging gains. The interest rate on the $50.0 million of floating rate notes would be 4.14% using three-month LIBOR on February 4, 2019. In 2017 and 2018, we entered into pre-issuance interest rate hedging transactions related to the $500.0 million private placement funded on June 13, 2018. We realized a net cash gain of approximately $2.9 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

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

On June 24, 2018 we funded the $50.0 million maturity of our Series K notes, and on November 30, 2018 we funded the $50.0 million maturity of our Series C notes.

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2018. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2018. The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness.

At December 31, 2018, $17.0 million of letters of credit (for which we had $15.8 million of liabilities recorded at December 31, 2018) were outstanding under the Credit Agreement. See Note 16 to these consolidated financial statements for a discussion of the letters of credit. There were $265.0 million of borrowings outstanding under the Credit Agreement at December 31, 2018. Accordingly, at December 31, 2018, $518.0 million remained available for potential borrowings, of which $58.0 million was available for additional letters of credit.

Premium Financing Debt Facility - On May 18, 2017 we entered into a Syndicated Facility Agreement, revolving loan facility, which we refer to as the Premium Financing Debt Facility, that provides funding for the three acquired Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B is separate AU$160.0 million and NZ$25.0 million tranches, (ii) Facility C is an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D is a NZ$15.0 million equivalent multi-currency overdraft tranche. There was a three month increase in the AU $160.0 million tranche to AU $190.0 million, which expired January 31, 2019. The Premium Financing Debt Facility expires May 18, 2020.

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

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2018. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At December 31, 2018, AU$190.0 million and NZ$15.0 million of borrowings were outstanding under Facility B, there were no borrowings outstanding under Facility C and NZ$14.9 million of borrowings were outstanding under Facility D. Accordingly, as of December 31, 2018, zero and NZ$10.0 million remained available for potential borrowing under Facility B, and AU$25.0 million and NZ$0.1 million under Facilities C and D, respectively.

See Note 16 to these 2018 consolidated financial statements for additional discussion on our contractual obligations and commitments as of December 31, 2018.

The aggregate estimated fair value of the $3,198.0 million in debt under the note purchase agreements at December 31, 2018 was $3,194.4 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. The estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us based on our current estimated credit rating. The estimated fair value of the $265.0 million of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $154.0 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

9.	Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net earnings attributable to controlling interests	$633.5	$481.3	$396.8

Weighted average number of common shares outstanding	182.7	180.1	177.6
Dilutive effect of stock options using the treasury stock method	3.5	2.0	0.8

Weighted average number of common and common equivalent shares outstanding	186.2	182.1	178.4

Basic net earnings per share	$3.47	$2.67	$2.23

Diluted net earnings per share	$3.40	$2.64	$2.22

Options to purchase 1.0 million, 1.3 million and 5.9 million shares of our common stock were outstanding at December 31, 2018, 2017 and 2016, respectively, but were not included in the computation of the dilutive effect of stock options for the year then ended. These stock options were excluded from the computation because the options’ exercise prices were greater than the average market price of our common shares during the respective period and, therefore, would be anti-dilutive to earnings per share under the treasury stock method.

10.	Stock Option Plans

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 3.3 million as of December 31, 2018.

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

On March 15, 2018, the compensation committee granted 1,261,000 options under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2021, 2022 and 2023, respectively. On March 16, 2017, the compensation committee granted 1,650,400 options under the 2014 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2020, 2021 and 2022, respectively. On March 17, 2016, the compensation committee granted 2,576,000 options to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2019, 2020 and 2021, respectively. The 2018, 2017 and 2016 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. For certain of our executive officers age 55 or older, stock options awarded in 2018, 2017 and 2016 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During 2018, 2017 and 2016, we recognized $13.7 million, $17.3 million and $14.7 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2018, 2017 and 2016, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected dividend yield	2.3%	2.8%	3.0%
Expected risk-free interest rate	2.7%	2.3%	1.6%
Volatility	15.1%	27.2%	27.7%
Expected life (in years)	5.5	5.0	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our employee and director stock options have characteristics significantly different from those of traded options, and because changes in the selective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee and non-employee director stock options. The weighted average fair value per option for all options granted during 2018, 2017 and 2016, as determined on the grant date using the Black-Scholes option pricing model, was $9.27, $11.42 and $8.45, respectively.

The following is a summary of our stock option activity and related information for 2018 and 2017 (in millions, except exercise price and year data):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Year Ended December 31, 2018
Beginning balance	9.5	$45.27
Granted	1.3	70.74
Exercised	(1.6)	37.85
Forfeited or canceled	(0.4)	49.23

Ending balance	8.8	$50.16	3.86	$206.8

Exercisable at end of year	2.1	$42.84	1.83	$64.4

Ending unvested and expected to vest	6.5	$52.14	4.46	$140.3

Year Ended December 31, 2017
Beginning balance	9.5	$41.45
Granted	1.7	56.87
Exercised	(1.3)	33.11
Forfeited or canceled	(0.4)	44.48

Ending balance	9.5	$45.27	3.99	$171.5

Exercisable at end of year	2.1	$37.81	1.75	$52.7

Ending unvested and expected to vest	7.2	$47.30	4.64	$115.8

Options with respect to 14.4 million shares (less any shares of restricted stock issued under the LTIP - see Note 12 to these consolidated financial statements) were available for grant under the LTIP at December 31, 2018.

The total intrinsic value of options exercised during 2018, 2017 and 2016 amounted to $54.2 million, $33.7 million and $19.3 million, respectively. As of December 31, 2018, we had approximately $30.8 million of total unrecognized compensation cost related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2018 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 35.71 - $ 39.17	0.9	0.92	$38.20	0.9	$38.20
43.71 - 43.71	2.3	4.21	43.71	—	—
46.17 - 46.87	2.8	2.75	46.48	1.1	46.61
47.92 - 63.60	1.6	5.20	56.81	—	—
70.74 - 70.74	1.2	6.21	70.74	0.1	70.74

$ 35.71 - $ 70.74	8.8	3.86	$50.16	2.1	$42.84

11. Deferred Compensation

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

In the first quarter of each of 2018, 2017 and 2016, the compensation committee approved $11.5 million, $14.0 million and $10.1 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2018, 2017 and 2016. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2018, 2017 and 2016 awards. During 2018, 2017 and 2016, we charged $9.1 million, $9.6 million and $7.5 million, respectively, to compensation expense related to these awards.

In 2018, 2017 and 2016, the compensation committee approved $0.9 million, $4.0 million and $13.6 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in first quarter 2018 and 2017 and second quarter 2016, respectively. During 2018, 2017 and 2016, we charged $2.2 million, $1.9 million and $1.3 million, respectively, to compensation expense related to these awards. There were no distributions from the sub-plans during 2018, 2017 and 2016.

At December 31, 2018 and 2017, we recorded $57.6 million (related to 2.7 million shares) and $54.7 million (related to 2.6 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at December 31, 2018 and 2017 was $199.8 million and $166.0 million, respectively. During 2018, 2017 and 2016, cash and equity awards with an aggregate fair value of $6.4 million, $8.4 million and $7.6 million, respectively, were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2018, 2017 and 2016, the compensation committee approved $5.6 million, $5.1 million and $3.1 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in second quarter 2018, 2017 and 2016, respectively. During 2018, 2017 and 2016 we charged $3.0 million, $2.5 million and $1.5 million to compensation expense related to these awards. There was $3.6 million of distributions from the DCPP during 2018. There were no distributions from the DCPP during 2017 and 2016.

12.	Restricted Stock, Performance Share and Cash Awards

Restricted Stock Awards

As discussed in Note 10 to these consolidated financial statements, on May 16, 2017, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2014 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units to officers, employees and non-employee directors. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards and the related dividend equivalents are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the applicable restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason.

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At December 31, 2018, 3.3 million shares were available for grant under the LTIP for such awards.

In 2018, 2017 and 2016, we granted 439,100, 476,350 and 479,167 restricted stock units, respectively, to employees under the LTIP and 2014 LTIP, with an aggregate fair value of $28.7 million, $26.8 million and $20.4 million, respectively, at the date of grant.

The 2018, 2017 and 2016 restricted stock units vest as follows: 420,200 units granted in first quarter 2018, 477,500 units granted in first quarter 2017 and 466,600 units granted in first quarter 2016, vest in full based on continued employment through March 15, 2023, March 19, 2022 and March 17, 2021, respectively, while the other 2018, 2017 and 2016 restricted stock unit awards generally vest in full based on continued employment through the vesting period on the anniversary date of the grant. For certain of our executive officers age 55 or older, restricted stock units awarded in 2018, 2017 and 2016 are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

The vesting periods of the 2018, 2017 and 2016 restricted stock unit awards are as follows (in actual shares):

	Restricted Stock Units Granted
Vesting Period	2018	2017	2016
One year	18,900	21,600	27,417
Two years	12,700	12,750	—
Five years	407,500	442,000	451,750

Total shares granted	439,100	476,350	479,167

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2018, 2017 and 2016, we charged $27.2 million, $19.6 million and $18.2 million, respectively, to compensation expense related to restricted stock awards granted in 2008 through 2018. The total intrinsic value of unvested restricted stock at December 31, 2018 and 2017 was $140.8 million and $109.3 million, respectively. During 2018 and 2017, equity awards (including accrued dividends) with an aggregate fair value of $23.6 million and $23.3 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 15, 2018, March 16, 2017 and March 17, 2016, pursuant to the LTIP and 2014 LTIP, the compensation committee approved 78,200, 86,250 and 72,900, respectively of provisional performance unit awards, with an aggregate fair value of $5.3 million, $4.9 million and $3.2 million, respectively, for future grants to our officers and key employees. Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2018, 2017 and 2016 provisional awards will fully vest based on continuous employment through March 15, 2021, March 16, 2020 and March 17, 2019, respectively, and will be settled in shares of our common stock on a one-for-one basis as soon as practicable in 2021, 2020 and 2019, respectively. In 2016, these awards were subject to a one-year performance period based on our financial performance and a two-year vesting period. The 2018 and 2017 awards are subject to a three-year performance period that begins on January 1, 2018 and 2017, respectively, and vest on the three-year anniversary of the date of grant (March 15, 2021 and March 16, 2020). For the 2018 and 2017 awards, at the discretion of the compensation committee and determined based on our performance, the eligible officer will be granted a percentage of the provisional performance unit award based on a new performance measure, growth in adjusted EBITDAC per share. Granted units for the 2018 and 2017 provisional awards will fully vest based on continuous employment through March 16, 2021 and 2020, respectively, and will be settled in shares of our common stock on a one-for-one basis as soon as practicable thereafter. For certain of our executive officers age 55 or older, awards granted in 2018, 2017 and 2016 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. During 2018 and 2017, equity awards (including accrued dividends) with an aggregate fair value of $3.7 million and $3.3 million was vested and distributed to employees under this plan.

Cash Awards

On March 15, 2018, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $15.0 million in the aggregate for future grants to our officers and key employees that are denominated in units (219,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a two-year vesting period. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITDAC (in 2018) or EBITAC (prior to 2018) growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2018 provisional award will fully vest based on continuous employment through January 1, 2021. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2020, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2021. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the year ended December 31, 2018 related to the 2018 provisional award under the Program. Based on company performance for 2018, we expect to grant 190,000 units under the Program in first quarter 2019 that will fully vest on January 1, 2021.

On March 16, 2017, pursuant to the Program, the compensation committee approved provisional cash awards of $14.3 million in the aggregate for future grants to our officers and key employees that are denominated in units (255,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2017 provisional award were similar to the terms of the 2018 provisional awards. Based on our performance for 2017, we granted 242,000 units under the Program in first quarter 2018 that will fully vest on January 1, 2020. During 2018, we charged $8.7 million to compensation expense related to these awards. We did not recognize any compensation expense during 2017 related to the 2017 provisional award under the Program.

On March 17, 2016, pursuant to the Program, the compensation committee approved provisional cash awards of $17.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (397,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2016 provisional award were similar to the terms of the 2017 provisional awards. Based on our performance for 2016, we granted 385,000 units under the Program in first quarter 2017 that will fully vest on January 1, 2019. During 2018 and 2017, we charged $11.7 million, and $10.6 million to compensation expense related to these awards. We did not recognize any compensation expense during 2016 related to the 2016 provisional award under the Program.

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

During 2018, cash awards related to the 2015 provisional awards with an aggregate fair value of $15.8 million (269,000 units in the aggregate) were vested and distributed to employees under the Program. During 2017, cash awards related to the 2014 provisional awards with an aggregate fair value of $9.3 million (199,000 units in the aggregate) were vested and distributed to employees under the Program. During 2016, cash awards related to the 2013 provisional awards with an aggregate fair value of $11.2 million (246,000 units in the aggregate) were vested and distributed to employees under the Program.

13. Retirement Plans

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2018 and 2017. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan. A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2018	2017
Change in pension benefit obligation:
Benefit obligation at beginning of year	$271.4	$261.3
Service cost	0.8	1.7
Interest cost	9.3	10.0
Net actuarial (gain) loss	(14.3)	11.5
Benefits paid	(14.0)	(13.1)

Benefit obligation at end of year	$253.2	$271.4

Change in plan assets:
Fair value of plan assets at beginning of year	$219.4	$207.8
Actual return on plan assets	(15.4)	24.7
Contributions by the company	30.0	—
Benefits paid	(14.0)	(13.1)

Fair value of plan assets at end of year	$220.0	$219.4

Funded status of the plan (underfunded)	$(33.2)	$(52.0)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities - accrued benefit liability	$(33.2)	$(52.0)
Accumulated other comprehensive loss - net actuarial loss	76.0	63.7

Net amount included in retained earnings	$42.8	$11.7

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in earnings and other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Net periodic pension cost:
Service cost	$0.8	$1.7	$1.5
Interest cost on benefit obligation	9.3	10.0	10.8
Expected return on plan assets	(16.0)	(14.0)	(14.6)
Amortization of net loss	4.9	5.0	5.3

Net periodic benefit cost	(1.0)	2.7	3.0

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net loss incurred	17.2	0.8	1.4
Amortization of net loss	(4.9)	(5.0)	(5.3)

Total recognized in other comprehensive loss	12.3	(4.2)	(3.9)

Total recognized in net periodic pension cost and other comprehensive loss	$11.3	$(1.5)	$(0.9)

Estimated amortization for the following year:
Amortization of net loss	$7.2	$5.0	$5.5

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2018	2017
Discount rate	4.00%	3.50%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2018	2017	2016
Discount rate	3.50%	4.00%	4.25%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%	7.25%

The following benefit payments are expected to be paid by the plan (in millions):

2019	$15.8
2020	16.1
2021	16.3
2022	16.5
2023	16.6
Years 2024 to 2028	82.8

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2018	2017
Equity securities	57.0%	61.0%
Debt securities	36.0%	32.0%
Real estate	7.0%	7.0%

Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life underwriting enterprises. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2018 and 2017. The return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2018	2017
Level 1	$—	$—
Level 2	125.1	107.5
Level 3	94.9	111.9

Total fair value	$220.0	$219.4

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

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2018	2017
Fair value at January 1	$111.9	$99.7
Settlements	(9.6)	—
Unrealized (loss) gains	(7.4)	12.2

Fair value at December 31	$94.9	$111.9

We were not required under the IRC to make any minimum contributions to the plan for each of the 2018, 2017 and 2016 plan years. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2018 we made a $30.0 million discretionary contribution to the plan. During 2017 and 2016 we did not make discretionary contributions to the plan.

We also have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we match 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Effective January 1, 2014, employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule. We expensed (net of plan forfeitures) $53.9 million, $51.6 million and $47.7 million related to the plan in 2018, 2017 and 2016, respectively.

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to IRS rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. We expensed $6.5 million, $6.4 million and $5.8 million related to contributions made to a rabbi trust maintained under the plan in 2018, 2017 and 2016, respectively. The fair value of the assets in the plan’s rabbi trust at December 31, 2018 and 2017, including employee contributions and investment earnings, was $355.0 million and $329.0 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $34.9 million, $32.0 million and $30.6 million in 2018, 2017 and 2016, respectively.

In 1992, we amended our health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go basis. The postretirement benefit obligation and the unfunded status of the plan as of December 31, 2018 and 2017 were $2.0 million and $2.5 million, respectively. The net periodic postretirement benefit (income) cost of the plan amounted to ($0.3 million), ($0.3 million) and ($0.3 million) in 2018, 2017 and 2016, respectively.

14. Investments

The following is a summary of our investments and the related funding commitments (in millions):

	December 31, 2018		December 31,
		Funding	2017
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
Clean-coal investments:
Controlling interest in 6 limited liability companies that own 14 2009 Era Clean Coal Plants	5.1	—	10.2
Non-controlling interest in one limited liability companies that owns one 2011 Era Clean Coal Plant	0.4	—	0.6
Controlling interest in 17 limited liability companies that own 19 2011 Era Clean Coal Plants	43.0	—	58.5
Other investments	5.0	—	3.8

Total investments	$59.5	$—	$79.1

Chem-Mod LLC - At December 31, 2018, we held a 46.5% controlling interest in Chem-Mod LLC. Chem-Mod LLC possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod LLC’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem-Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

We believe that the application of The Chem-Mod™ Solution qualifies for refined coal tax credits under IRC Section 45 when used with refined coal production plants placed in service by December 31, 2011 or 2009. Chem-Mod LLC has been marketing its technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the IRC Section 45 refined coal production plants in which we hold an investment.

Chem-Mod LLC is determined to be a variable interest entity (which we refer to as a VIE). We are the manager (decision maker) of Chem-Mod LLC and therefore consolidate its operations into our consolidated financial statements. At December 31, 2018, total assets and total liabilities of this VIE included in our consolidated balance sheet were $14.0 million and $1.4 million, respectively. At December 31, 2017, total assets and total liabilities of this VIE included in our consolidated balance sheet were $11.1 million and $0.7 million, respectively. For 2018, total revenues and expenses were $73.7 million and $4.1 million, respectively. For 2017, total revenues and expenses were $64.4 million and $2.3 million, respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At December 31, 2018, we held a 31.5% noncontrolling ownership interest in Chem-Mod International LLC. Chem-Mod International LLC has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC and C-Quest Technologies International LLC (which we refer to as together, C-Quest) - At December 31, 2018, we held a noncontrolling 12% interest in C-Quest’s global entities. C-Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C-Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but we do not consolidate this investment into our consolidated financial statements because we are not the primary beneficiary or decision maker. We have an option to acquire an additional 15% interest in C-Quest’s global entities for $7.5 million at any time on or prior to February 15, 2019.

Clean Coal Investments -

•

We have investments in limited liability companies that own 34 refined coal production plants which produce refined coal using proprietary technologies owned by Chem-Mod LLC. We believe the production and sale of refined coal at these plants is qualified to receive refined coal tax credits under IRC Section 45. The 14 plants placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) are eligible to receive tax credits through 2019 and the 20 plants placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) are eligible to receive tax credits through 2021.

•	As of December 31, 2018:

•	Thirty-one of the plants have long-term production contracts.

•

For two of the 2009 Era Plants, we are not in current active negotiations for long-term production contracts. For one of the 2011 Era Plants, we are in early stages of negotiations for a long-term production contract.

•

We have a noncontrolling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary. At December 31, 2018, total assets and total liabilities of this VIE were $31.4 million and $30.0 million, respectively. For 2018, total revenues and expenses of this VIE were $90.1 million and $110.2 million, respectively.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

Other Investments - At December 31, 2018, we owned a non-controlling, minority interest in four venture capital funds totaling $5.0 million and eight certified low-income housing developments with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At December 31, 2018, total assets and total liabilities of these VIEs were approximately $15.0 million and zero, respectively.

15. Derivatives and Hedging Activity

We are exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, we enter into various derivative instruments that reduce these risks by creating offsetting exposures. We generally do not enter into derivative transactions for trading or speculative purposes.

Foreign Exchange Risk Management

We are exposed to foreign exchange risk when we earn revenues, pay expenses, or enter into monetary intercompany transfers denominated in a currency that differs from our functional currency, or other transactions that are denominated in a currency other than our functional currency. We use foreign exchange derivatives, typically forward contracts and options, to reduce our overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than three years.

Interest Rate Risk Management

We enter into various long-term debt agreements. We use interest rate derivatives, typically swaps, to reduce our exposure to the effects of interest rate fluctuations on the forecasted interest rates for up to three years into the future.

We have not received or pledged any collateral related to derivative arrangements at December 31, 2018.

The notional and fair values of derivative instruments are as follows at December 31, 2018 and 2017 (in millions):

	Notional Amount		Derivatives Assets (1)		Derivative Liabilities (2)
	2018	2017	2018	2017	2018	2017
Derivatives accounted for as hedges:
Interest rate contracts	$850.0	$200.0	$3.0	$2.2	$13.0	$—
Foreign exchange contracts (3)	51.4	18.7	6.6	8.1	12.8	2.9

Total	$901.4	$218.7	$9.6	$10.3	$25.8	$2.9

(1)

Included within other current assets $3.9 million and $7.7 million at December 31, 2018 and 2017, respectively and other non-current assets $5.7 million and $2.7 million at December 31, 2018 and 2017, respectively.

(2)

Included within other current liabilities $17.9 million and $1.6 million at December 31, 2018 and 2017, respectively and other non-current liabilities $7.9 million and $1.3 million at December 31, 2018 and 2017, respectively.

(3)

Included within foreign exchange contracts at December 31, 2018 were $276.4 million of call options offset with $276.4 million of put options and $23.1 million of buy forwards offset with $72.9 million of sell forwards. Included within foreign exchange contracts at December 31, 2017 were $141.0 million of call options offset with $141.0 million of put options and $13.3 million of buy forwards offset with $31.0 million of sell forwards.

The amounts of derivative gains (losses) recognized in accumulated other comprehensive loss were as follows (in millions):

	Commission	Compensation	Operating	Interest
	Revenue	Expense	Expense	Expense	Total
Year Ended December 31, 2018
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$(9.3)	$(9.3)
Foreign exchange contracts	(3.1)	(1.9)	(1.4)	—	(6.4)

Total	$(3.1)	$(1.9)	$(1.4)	$(9.3)	$(15.7)

Year Ended December 31, 2017
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$(0.9)	$(0.9)
Foreign exchange contracts	10.4	3.2	2.3	—	15.9

Total	$10.4	$3.2	$2.3	$(0.9)	$15.0

Year Ended December 31, 2016
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$12.4	$12.4
Foreign exchange contracts	(24.0)	0.1	—	—	(23.9)

Total	$(24.0)	$0.1	$—	$12.4	$(11.5)

The amounts of derivative gains (losses) reclassified from accumulated other comprehensive loss into income (effective portion) were as follows (in millions):

	Commission	Compensation	Operating	Interest
	Revenue	Expense	Expense	Expense	Total
Year Ended December 31, 2018
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$1.1	$1.1
Foreign exchange contracts	2.3	1.3	1.0	—	4.6

Total	$2.3	$1.3	$1.0	$1.1	$5.7

Year Ended December 31, 2017
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$0.4	$0.4
Foreign exchange contracts	(8.7)	1.8	1.3	—	(5.6)

Total	$(8.7)	$1.8	$1.3	$0.4	$(5.2)

Year Ended December 31, 2016
Cash flow hedges:
Interest rate contracts	$—	$—	$—	$0.1	$0.1
Foreign exchange contracts	(9.1)	0.5	0.3	—	(8.3)

Total	$(9.1)	$0.5	$0.3	$0.1	$(8.2)

We estimate that approximately $3.5 million of pretax loss currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months. The amount of gain (loss) recognized in earnings on the ineffective portion of derivatives for 2018, 2017 and 2016 was $(0.6) million, $(0.2) million and $1.6 million, respectively.

16. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 8 and 14 to these consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at December 31, 2018 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Note purchase agreements	$100.0	$100.0	$75.0	$200.0	$300.0	$2,423.0	$3,198.0
Credit Agreement	265.0	—	—	—	—	—	265.0
Premium Financing Debt Facility	154.0	—	—	—	—	—	154.0
Interest on debt	138.0	132.5	127.9	122.5	113.1	444.5	1,078.5

Total debt obligations	657.0	232.5	202.9	322.5	413.1	2,867.5	4,695.5
Operating lease obligations	106.8	92.0	78.8	61.1	44.3	87.4	470.4
Less sublease arrangements	(0.8)	(0.6)	(0.6)	(0.3)	(0.3)	(1.0)	(3.6)
Outstanding purchase obligations	32.1	14.6	11.3	2.1	—	—	60.1

Total contractual obligations	$795.1	$338.5	$292.4	$385.4	$457.1	$2,953.9	$5,222.4

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

On December 22, 2018, we signed a definitive agreement to acquire 100% of the equity of Stackhouse Poland headquartered in Guildford, Surrey, U.K., for approximately $350.0 million of cash consideration. The transaction is subject to regulatory approval and is expected to close in the first quarter of 2019.

Note Purchase Agreements, Credit Agreement and Premium Financing Debt Facility - See Note 8 to these consolidated financial statements for a summary the amounts outstanding under the note purchase agreements, the Credit Agreement and Premium Debt Facility.

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located at 2850 Golf Road, Rolling Meadows, Illinois, where we have approximately 360,000 square feet of space and will accommodate approximately 2,000 employees at peak capacity. During first quarter 2017, we relocated our corporate office headquarters to the Rolling Meadows location. No move related charges were incurred in 2018. We recognized move related costs and lease abandonment charges of $13.2 million in 2017. Relating to the development of our corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as EDGE) tax credit. Incentives from these two programs could total between $60.0 million and $90.0 million over a fifteen-year period. We have earned approximately $11.8 million of EDGE credits from inception through December 31, 2018.

We generally operate in leased premises at our other locations. Certain of these leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $140.0 million in 2018, $137.7 million in 2017 and $134.2 million in 2016.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2018. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2018 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2019	2020	2021	2022	2023	Thereafter	Committed
Letters of credit	$—	$1.3	$—	$—	$—	$17.0	$18.3
Financial guarantees	0.2	0.2	0.2	0.2	0.2	0.6	1.6

Total commitments	$0.2	$1.5	$0.2	$0.2	$0.2	$17.6	$19.9

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 14 to these consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 507 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2013 to 2018 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $558.1 million, of which $258.8 million was recorded in our consolidated balance sheet as of December 31, 2018 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2018 and 2017 that was recourse to us.

At December 31, 2018, we had posted two letters of credit totaling $10.2 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $15.8 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2018, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $1.3 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2018 were as follows (all dollar amounts in table are in millions):

		Compensation	Maximum	Liability
Description, Purpose and Trigger	Collateral	to Us	Exposure	Recorded
Credit support under letters of credit (LOC) for deductibles due by us on our own insurance coverages - expires after 2023 Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on our behalf	None	None	$10.2	$15.8
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires after 2023 Trigger - Dissolution or catastrophic financial results of the operation	None	Reimbursement of LOC fees	6.3	—
Collateral related to claims funds held in a fiduciary capacity by a recent acquisition - expires 2020 Trigger - Claim payments are not made	None	None	1.3	—
Credit support under letters of credit in lieu of a security deposit for an acquisition’s lease - expires 2023 Trigger - Lease payments do not get made	None	None	0.5	—
Financial guarantees of loans to 6 Canadian-based employees - expires when loan balances are reduced to zero through May 2029 - Principal and interest payments are paid quarterly Trigger - Default on loan payments	(1)	None	1.6	—

			$19.9	$15.8

(1)	The guarantees are collateralized by shares in minority holdings of our Canadian operating companies.

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

On April 18, 2018, Nalco Company (which we refer to as Nalco) filed patent infringement lawsuits in the Western District of Wisconsin against two unaffiliated power plants that burn refined coal using the Chem-ModTM Solution. These complaints were filed following Nalco’s voluntary dismissal of its action against Chem-Mod LLC and other defendants that was originally filed in the Northern District of Illinois in April 2014, as previously disclosed in our SEC filings. On July 16, 2018, Nalco amended its complaints to name as an additional defendant in each case the refined coal limited liability company that sells refined coal to the power plant defendant in each case. The refined coal limited liability companies are licensed by Chem-Mod LLC to use the Chem-ModTM solution to produce and refined coal. The complaints allege that the named defendants infringed a patent licensed exclusively to Nalco and seek unspecified damages and injunctive relief. Although neither we nor Chem-Mod LLC is named as a defendant in either of the complaints, their defense was tendered to Chem-Mod LLC under certain agreements that provide for defense and indemnity, and those tenders were accepted. Chem-Mod LLC is directing the vigorous defense of these lawsuits. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of these matters and the financial impact to us.

Our micro-captive advisory services are under investigation by the IRS. Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive underwriting enterprises organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, an adverse determination could subject us to penalties and negatively affect our defense of the class action lawsuit described below. We may also experience lost earnings due to the negative effect of an extended IRS investigation. From 2016 to 2018, our micro-captive operations contributed less than $3.2 million of net earnings and less than $5.0 million in EBITDAC to our consolidated results in any one year. Due to the fact that the IRS has not made any allegation against us, or completed all of its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

On December 7, 2018, a class action lawsuit was filed against us, our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) and other defendants including Tribeca. The named plaintiffs are micro-captive clients of Artex or Tribeca and their related entities and owners who had IRS Section 831(b) tax benefits disallowed by the IRS. The complaint attempts to state various causes of action and alleges that the defendants defrauded the plaintiffs by marketing and managing micro-captives with the knowledge that the captives did not constitute bona fide insurance and thus would not qualify for tax benefits. The named plaintiffs are seeking to certify a class of all persons who were assessed back taxes, penalties or interest by the IRS as a result of their ownership of or involvement in an IRS Section 831(b) micro-captive formed or managed by Artex or Tribeca during the time period January 1, 2015 to the present. The complaint does not specify the amount of damages sought by the named plaintiffs or the putative class. The defendants’ response to the complaint is due on March 8, 2019. The court has not otherwise set a case schedule. We will vigorously defend against the lawsuit. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $350.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2018 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $0.7 million and below the upper end of the actuarial range by $7.9 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. We recorded tax benefits in connection with our ownership in these investments. At December 31, 2018, we had exposure on $108.0 million of previously earned tax credits. Under the Tax Act, we expect that these previously earned tax credits will be refunded for tax years beginning 2018 and ending in 2021, according to a specific formula. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our December 31, 2018 consolidated balance sheet related to this exposure.

17.	Insurance Operations

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

Reconciliations of direct to net premiums, on a written and earned basis, for 2018, 2017 and 2016 related to the wholly-owned underwriting enterprise subsidiary discussed above are as follows (in millions):

	2018		2017		2016
	Written	Earned	Written	Earned	Written	Earned
Direct	$57.6	$53.2	$60.7	$60.4	$71.8	$69.6
Assumed	4.7	4.6	5.0	4.5	5.2	4.9
Ceded	(62.3)	(57.8)	(65.7)	(64.9)	(77.0)	(74.5)

Net	$—	$—	$—	$—	$—	$—

At December 31, 2018 and 2017, our underwriting enterprise subsidiary had reinsurance recoverables of $68.5 million and $59.8 million, respectively, related to liabilities established for ceded unearned premium reserves and loss and loss adjustment expense reserves. These reinsurance recoverables relate to direct and assumed business that has been fully ceded to our reinsurers or captives and have been included in premiums and fees receivables in the accompanying consolidated balance sheet.

18.	Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. Earnings before income taxes in the table below include the impact of intercompany interest expense between domestic and foreign legal entities. Domestic intercompany interest income and offsetting foreign intercompany interest expense were $65.8 million in 2018, $64.2 million in 2017 and $110.7 million in 2016. Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Earnings (losses) before income taxes:
United States	$337.6	$274.1	$335.7
Foreign, principally Australia, Canada, New Zealand and the U.K.	141.8	85.7	(2.1)

Total earnings before income taxes	$479.4	$359.8	$333.6

Provision (benefit) for income taxes:
Federal:
Current	$—	$7.1	$40.2
Deferred	(214.0)	(183.5)	(146.7)

	(214.0)	(176.4)	(106.5)

State and local:
Current	15.4	11.6	7.2
Deferred	(29.0)	(3.9)	(0.3)

	(13.6)	7.7	6.9

Foreign:
Current	60.7	25.9	20.7
Deferred	(29.6)	(14.3)	(17.8)

	31.1	11.6	2.9

Total benefit for income taxes	$(196.5)	$(157.1)	$(96.7)

A reconciliation of the provision for income taxes with the U.S. federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2018		2017		2016
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$100.7	21.0	$126.0	35.0	$116.7	35.0
State income taxes - net of
Federal benefit	8.5	1.8	5.0	1.4	4.5	1.3
Differences related to non U.S. operations	(14.8)	(3.1)	(46.9)	(13.0)	(33.1)	(9.9)
Alternative energy, foreign and other tax credits	(252.9)	(52.8)	(230.1)	(64.0)	(194.4)	(58.2)
Other permanent differences	0.9	0.2	(10.6)	(2.9)	(4.8)	(1.4)
U.S. repatriation tax	(1.8)	(0.4)	36.8	10.2	—	—
Stock-based compensation	(15.0)	(3.1)	(15.1)	(4.2)	—	—
Changes in unrecognized tax benefits	(0.2)	—	(0.9)	(0.3)	2.2	0.7
Change in valuation allowance	(22.0)	(4.6)	12.3	3.4	14.0	4.2
Change in U.S. and U.K. tax rates	—	—	(33.2)	(9.2)	(1.5)	(0.4)
Other	0.1	—	(0.4)	(0.1)	(0.3)	(0.1)

Benefit for income taxes	$(196.5)	(41.0)	$(157.1)	(43.7)	$(96.7)	(29.0)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2018	2017
Gross unrecognized tax benefits at January 1	$10.9	$14.5
Increases in tax positions for current year	1.7	1.6
Settlements	—	(1.8)
Lapse in statute of limitations	(1.4)	(0.7)
Increases in tax positions for prior years	0.4	0.6
Decreases in tax positions for prior years	(0.9)	(3.3)

Gross unrecognized tax benefits at December 31	$10.7	$10.9

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $8.8 million, and $9.0 million at December 31, 2018 and 2017, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2018 and 2017, we had accrued interest and penalties related to unrecognized tax benefits of $2.9 million and $2.9 million, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2018, our corporate returns had been examined by the IRS through calendar year 2010. The IRS is currently conducting various examinations of calendar years 2011 and 2012. In addition, a number of foreign, state, local and partnership examinations are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2018	2017
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$856.9	$683.3
Accrued and unfunded compensation and employee benefits	158.8	141.2
Amortizable intangible assets	48.8	45.8
Compensation expense related to stock options	12.2	13.4
Accrued liabilities	63.8	64.8
Accrued pension liability	11.5	16.8
Investments	1.5	1.1
Net operating loss carryforwards	36.8	30.5
Capital loss carryforwards	12.2	12.9
Deferred rent liability	4.2	4.8
Hedging instruments	1.9	—
Other	3.4	5.4

Total deferred tax assets	1,212.0	1,020.0
Valuation allowance for deferred tax assets	(67.4)	(79.1)

Deferred tax assets	1,144.6	940.9

Deferred tax liabilities:
Nondeductible amortizable intangible assets	297.6	273.8
Investment-related partnerships	13.6	17.6
Depreciable fixed assets	25.4	26.5
Revenue recognition	98.1	80.6
Hedging instruments	—	3.8
Other prepaid items	10.6	10.3

Total deferred tax liabilities	445.3	412.6

Net deferred tax assets	$699.3	$528.3

At December 31, 2018 and 2017, $106.9 million and $323.3 million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet. Alternative minimum tax credits of $48.5 million have an indefinite life and will be utilized or refunded beginning in 2019 and ending in 2021, according to a specific formula, general business tax credits of $799.1 million begin to expire, if not utilized, in 2034, excess foreign tax credits of $1.9 million will be carried back for utilization in 2017, and state credits, net of federal benefit, of $7.4 million expire, if not used, by 2023. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future. Accordingly, we expect to make full use of the net deferred tax assets. Valuation allowances have been established for certain foreign intangible assets and various state net operating loss carryforwards that may not be utilized in the future.

We have not provided for state or withholding income taxes on the undistributed earnings ($631.0 million and $651.0 million at December 31, 2018 and 2017, respectively, of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is not expected to be material at December 31, 2018 and 2017. There are only select jurisdictions for which the company regards the undistributed earnings as no longer permanently reinvested. We have recognized the deferred tax liability associated with these undistributed earnings during 2018, however, such liability was also not material. For U.S. federal income tax purposes, we now recognize current income tax expense on undistributed earnings of foreign subsidiaries in accordance with the provisions of the Tax Cuts and Jobs Act (which we refer to as the Tax Act).

On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the Tax Act, which significantly revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%, limiting the deductibility of interest expense; implementing a territorial tax system, and imposing a repatriation tax on earnings of foreign subsidiaries. See discussion of the various impacts of the Tax Act below.

SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (which we refer to as SAB 118) describes three scenarios associated with a company’s status of accounting for income tax reform. Under the SAB 118 guidance, we made reasonable estimates for certain effects of tax reform in our 2017 consolidated financial statements. We recognized provisional amounts for our deferred income taxes and repatriation tax based on reasonable estimates. As of the date of this Annual Report on Form 10-K, we have finalized our estimates under SAB 118. Finalization of the previous estimates under SAB 118 have been recorded as discrete items in 2018. We have completed our analysis with respect to the income tax implications of the Tax Act, which has been reflected in our 2018 consolidated financial statements.

Deferred Income Taxes - For the year ended December 31, 2017, we have determined that our net deferred tax asset required revaluation as a result of the Tax Act. At that time, we recognized a provisional $1.0 million net benefit to the provision for income taxes as a result of the restatement of our net deferred tax assets. In the 2018 consolidated financial statements, we finalized the revaluation of our net deferred tax asset by recognizing an additional $2.9 million net benefit to the provision for income taxes.

Repatriation Tax - All U.S. shareholders that own at least 10% of foreign corporations must include in their income a one-time inclusion of all accumulated post 1986 undistributed foreign earnings as of December 31, 2017. We previously recognized a provisional income tax expense of $40.0 million as a result of this repatriation tax. In the 2018 consolidated financial statements, we finalized the repatriation tax by recognizing a benefit of $2.9 million to the provision for income taxes.

Cost Recovery - We previously recorded an immaterial provisional benefit based on our intent to fully expense all qualifying expenditures as of December 31, 2017. This resulted in a decrease to our current income taxes payable and a corresponding increase in our deferred tax liability. In our 2018 consolidated financial statements, we finalized the cost recovery analysis with no change to the provision for income taxes.

We have also completed our analysis of the broader tax effects of the Tax Act which is reflected in our 2018 consolidated financial statements.

19.	Accumulated Other Comprehensive Earnings

The after-tax components of our accumulated comprehensive earnings (loss) attributable to controlling interests consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Earnings (Loss)
Balance as of January 1, 2016, as previously reported	$(42.9)	$(477.4)	$(2.2)	$(522.5)
Adoption of Topic 606	—	7.0	—	7.0
Net change in period	(4.4)	(231.8)	(4.9)	(241.1)

Balance as of December 31, 2016, as restated	(47.3)	(702.2)	(7.1)	(756.6)
Adoption of Topic 606	—	(2.5)	—	(2.5)
Net change in period	4.3	183.4	16.0	203.7

Balance as of December 31, 2017, as restated	(43.0)	(521.3)	8.9	(555.4)
Reclassification to retained earnings of income tax effects related to the Tax Act	(7.9)	—	1.3	(6.6)
Net change in period	(10.3)	(197.7)	(15.6)	(223.6)

Balance as of December 31, 2018	$(61.2)	$(719.0)	$(5.4)	$(785.6)

The foreign currency translation in 2018, 2017 and 2016 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.

During 2018, 2017 and 2016, $4.9 million, $5.0 million and $5.3 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive earnings (loss) to compensation expense in the statement of earnings. During 2018, 2017 and 2016, $5.7 million of income, $5.2 million of expense and $8.2 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. During 2018, 2017 and 2016, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings.

20.	Quarterly Operating Results (unaudited)

Quarterly operating results for 2018 and 2017 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2018
Total revenues	$1,837.7	$1,660.4	$1,778.5	$1,657.4
Total expenses	1,595.4	1,556.8	1,688.2	1,614.2

Earnings before income taxes	$242.3	$103.6	$90.3	$43.2

Net earnings attributable to controlling interests	$273.7	$114.9	$127.6	$117.3

Basic net earnings per share	$1.51	$0.63	$0.70	$0.64

Diluted net earnings per share	$1.48	$0.62	$0.68	$0.63

2017
Total revenues	$1,646.4	$1,489.5	$1,593.7	$1,519.4
Total expenses	1,446.8	1,435.4	1,516.8	1,490.2

Earnings before income taxes	$199.6	$54.1	$76.9	$29.2

Net earnings attributable to controlling interests	$228.8	$70.0	$111.0	$71.5

Basic net earnings per share	$1.28	$0.39	$0.61	$0.39

Diluted net earnings per share	$1.27	$0.39	$0.61	$0.39

21.	Segment Information

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

Our corporate segment manages our clean energy investments. In addition, the corporate segment reports the financial information related to our debt and other corporate costs, external acquisition-related expenses and the impact of foreign currency translation.

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using the local county statutory rates. Reported operating results by segment would change if different methods were applied.

Financial information relating to our segments for 2018, 2017 and 2016 is as follows (in millions):

Year Ended December 31, 2018	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,920.7	$—	$—	$2,920.7
Fees	958.5	797.8	—	1,756.3
Supplemental revenues	189.9	—	—	189.9
Contingent revenues	98.0	—	—	98.0
Investment income	69.6	0.5	—	70.1
Gains on books of business sales	10.2	—	—	10.2
Revenue from clean coal activities	—	—	1,746.3	1,746.3
Other net revenues	—	—	0.9	0.9

Revenues before reimbursements	4,246.9	798.3	1,747.2	6,792.4
Reimbursements	—	141.6	—	141.6

Total revenues	4,246.9	939.9	1,747.2	6,934.0
Compensation	2,447.1	489.7	89.5	3,026.3
Operating	673.5	174.6	55.6	903.7
Reimbursements	—	141.6	—	141.6
Cost of revenues from clean coal activities	—	—	1,816.0	1,816.0
Interest	—	—	138.4	138.4
Depreciation	60.9	38.7	28.2	127.8
Amortization	286.9	4.3	—	291.2
Change in estimated acquisition earnout payables	14.3	(4.7)	—	9.6

Total expenses	3,482.7	844.2	2,127.7	6,454.6

Earnings (loss) before income taxes	764.2	95.7	(380.5)	479.4
Provision (benefit) for income taxes	191.0	25.3	(412.8)	(196.5)

Net earnings	573.2	70.4	32.3	675.9
Net earnings attributable to noncontrolling interests	10.7	—	31.7	42.4

Net earnings attributable to controlling interests	$562.5	$70.4	$0.6	$633.5

Net foreign exchange gain	$—	$—	$2.9	$2.9
Revenues:
United States	$2,840.9	$789.7	$1,747.2	$5,377.8
United Kingdom	738.5	35.4	—	773.9
Australia	195.9	94.7	—	290.6
Canada	181.1	4.3	—	185.4
New Zealand	141.7	15.8	—	157.5
Other foreign	148.8	—	—	148.8

Total revenues	$4,246.9	$939.9	$1,747.2	$6,934.0

At December 31, 2018
Identifiable assets:
United States	$6,865.4	$571.4	$1,800.8	$9,237.6
United Kingdom	3,758.5	103.8	—	3,862.3
Australia	1,096.1	47.2	—	1,143.3
Canada	783.1	4.4	—	787.5
New Zealand	688.5	21.3	—	709.8
Other foreign	593.5	—	—	593.5

Total identifiable assets	$13,785.1	$748.1	$1,800.8	$16,334.0

Goodwill - net	$4,573.7	$49.2	$2.7	$4,625.6
Amortizable intangible assets - net	1,753.7	19.3	—	1,773.0

Year Ended December 31, 2017, as restated	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,641.0	$—	$—	$2,641.0
Fees	855.1	736.8	—	1,591.9
Supplemental revenues	158.0	—	—	158.0
Contingent revenues	99.5	—	—	99.5
Investment income	58.1	0.6	—	58.7
Gains on books of business sales	3.4	—	—	3.4
Revenue from clean coal activities	—	—	1,560.5	1,560.5

Revenues before reimbursements	3,815.1	737.4	1,560.5	6,113.0
Reimbursements	—	136.0	—	136.0

Total revenues	3,815.1	873.4	1,560.5	6,249.0
Compensation	2,212.3	446.9	88.2	2,747.4
Operating	614.0	164.8	50.3	829.1
Reimbursements	—	136.0	—	136.0
Cost of revenues from clean coal activities	—	—	1,635.9	1,635.9
Interest	—	—	124.1	124.1
Depreciation	61.8	31.1	28.2	121.1
Amortization	261.8	2.9	—	264.7
Change in estimated acquisition earnout payables	29.3	1.6	—	30.9

Total expenses	3,179.2	783.3	1,926.7	5,889.2

Earnings (loss) before income taxes	635.9	90.1	(366.2)	359.8
Provision (benefit) for income taxes	221.2	34.4	(412.7)	(157.1)

Net earnings	414.7	55.7	46.5	516.9
Net earnings attributable to noncontrolling interests	7.6	—	28.0	35.6

Net earnings attributable to controlling interests	$407.1	$55.7	$18.5	$481.3

Net foreign exchange loss	$(2.0)	$(0.1)	$(1.8)	$(3.9)
Revenues:
United States	$2,533.7	$745.1	$1,560.5	$4,839.3
United Kingdom	679.3	30.6	—	709.9
Australia	191.1	78.2	—	269.3
Canada	149.4	4.2	—	153.6
New Zealand	134.4	15.3	—	149.7
Other foreign	127.2	—	—	127.2

Total revenues	$3,815.1	$873.4	$1,560.5	$6,249.0

At December 31, 2017
Identifiable assets:
United States	$5,890.5	$572.9	$1,766.8	$8,230.2
United Kingdom	3,496.2	91.3	—	3,587.5
Australia	1,102.9	48.9	—	1,151.8
Canada	743.3	6.8	—	750.1
New Zealand	709.9	18.7	—	728.6
Other foreign	461.5	—	—	461.5

Total identifiable assets	$12,404.3	$738.6	$1,766.8	$14,909.7

Goodwill - net	$4,119.2	$42.6	$3.0	$4,164.8
Amortizable intangible assets - net	1,630.6	14.0	—	1,644.6

Year Ended December 31, 2016, as restated	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,409.9	$—	$—	$2,409.9
Fees	794.7	697.0	—	1,491.7
Supplemental revenues	139.9	—	—	139.9
Contingent revenues	97.9	—	—	97.9
Investment income	52.6	1.0	—	53.6
Gains on books of business sales	6.6	—	—	6.6
Revenue from clean coal activities	—	—	1,350.1	1,350.1
Other net losses	—	—	(1.3)	(1.3)

Revenues before reimbursements	3,501.6	698.0	1,348.8	5,548.4
Reimbursements	—	132.1	—	132.1

Total revenues	3,501.6	830.1	1,348.8	5,680.5
Compensation	2,040.2	424.4	72.6	2,537.2
Operating	598.2	152.7	25.4	776.3
Reimbursements	—	132.1	—	132.1
Cost of revenues from clean coal activities	—	—	1,408.6	1,408.6
Interest	—	—	109.8	109.8
Depreciation	57.2	27.2	19.2	103.6
Amortization	244.7	2.5	—	247.2
Change in estimated acquisition earnout payables	32.1	—	—	32.1

Total expenses	2,972.4	738.9	1,635.6	5,346.9

Earnings (loss) before income taxes	529.2	91.2	(286.8)	333.6
Provision (benefit) for income taxes	186.6	34.5	(317.8)	(96.7)

Net earnings	342.6	56.7	31.0	430.3
Net earnings attributable to noncontrolling interests	6.5	—	27.0	33.5

Net earnings attributable to controlling interests	$336.1	$56.7	$4.0	$396.8

Net foreign exchange gain	$5.2	$—	$0.1	$5.3
Revenues:
United States	$2,319.3	$721.1	$1,348.8	$4,389.2
United Kingdom	661.5	26.8	—	688.3
Australia	170.0	73.0	—	243.0
Canada	132.4	4.1	—	136.5
New Zealand	120.4	5.1	—	125.5
Other foreign	98.0	—	—	98.0

Total revenues	$3,501.6	$830.1	$1,348.8	$5,680.5

At December 31, 2016
Identifiable assets:
United States	$5,545.1	$545.0	$1,548.7	$7,638.8
United Kingdom	3,172.9	61.8	—	3,234.7
Australia	931.8	56.9	—	988.7
Canada	584.2	2.8	—	587.0
New Zealand	672.0	4.4	—	676.4
Other foreign	402.6	—	—	402.6

Total identifiable assets	$11,308.6	$670.9	$1,548.7	$13,528.2

Goodwill - net	$3,722.3	$28.1	$2.8	$3,753.2
Amortizable intangible assets - net	1,613.6	13.7	—	1,627.3

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Arthur J. Gallagher & Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Gallagher at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Gallagher’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 8, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, on January 1, 2018, Gallagher adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, on a retrospective basis resulting in revision of the December 31, 2017 consolidated balance sheet, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017.

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

February 8, 2019

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

In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded 21 of the 48 entities acquired in 2018, which are included in our 2018 consolidated financial statements. Collectively, these acquired entities constituted approximately 0.6% of total assets as of December 31, 2018, approximately 0.2% of total revenues, and approximately 0.1% of net earnings for the year then ended.

Based on our assessment under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.

Rolling Meadows, Illinois

February 8, 2019

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman, President and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Arthur J. Gallagher & Co.

Opinion on Internal Control over Financial Reporting

We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Gallagher maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

As indicated in the accompanying management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 21 of the 48 entities acquired in 2018, which are included in the 2018 consolidated financial statements of Gallagher and constituted approximately 0.6% of total assets as of December 31, 2018, approximately 0.2% of total revenues and approximately 0.1% of net earnings for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2018 and 2017, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”) of Gallagher and our report dated February 8, 2019 expressed an unqualified opinion thereon.

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

February 8, 2019

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

Design and Evaluation of Internal Control Over Financial Reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2018. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2019 Proxy Statement will include the information required by this item under the headings “Election of Directors,” “Security Ownership by Certain Beneficial Owners and Management – Section 16 (a) Beneficial Ownership Reporting Compliance,” “Other Board Matters,” and “Board Committees,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2019 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2019 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2019 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Other Board Matters,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our 2019 Proxy Statement will include the information required by this item under the heading “Ratification of Appointment of Independent Auditor—Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2018.

(b)	Consolidated Balance Sheet as of December 31, 2018 and 2017.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2018.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2018.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto.

3.	Exhibits:

3.1	Amended and Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-09761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated May 15, 2018, File No. 1-09761).

*10.11	Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and corporate officers (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2009, File No. 1-09761).

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of January 1, 2011) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.14.1	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired prior to January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.14.2	Form of Change in Control Agreement between Arthur J. Gallagher & Co. and those Executive Officers hired after January 1, 2008 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2011, File No. 1-09761).

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective July 25, 2018 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended September 30, 2018, File No. 1-09761).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan amended and restated as of January 18, 2017 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2016, File No. 1-09761).

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2014, File No. 1-09761).

*10.17	Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2008, File No. 1-09761).

*10.17.1	First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-09761).

*10.18	Arthur J. Gallagher & Co. Deferred Cash Participation Plan, amended and restated as of March 11, 2015 (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2015, File No. 1-09761).

10.38	Operating Agreement of Chem-Mod LLC dated as of June 23, 2004, by and among NOx II, Ltd., an Ohio limited liability company, AJG Coal, Inc., a Delaware corporation, and IQ Clean Coal LLC, a Delaware limited liability company (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

10.40	Operating Agreement of Chem-Mod International LLC dated as of July 8, 2005, between NOx II International, Ltd., an Ohio limited liability company and AJG Coal, Inc., a Delaware corporation, together with Amendment No. 1 dated August 2, 2005 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2005, File No. 1-09761).

*10.42.1	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.2	Form of Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.3	Form of Long-Term Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2010, File No. 1-09761).

*10.42.4	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.42.5	Form of Long-Term Incentive Plan Stock Option Award Agreement for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761),

*10.43	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-09761).

*10.43.1	Form of Performance Unit Grant Agreement under the Performance Unit Program (incorporated by reference to Exhibit 10.45.1 to our Form 10-Q Quarterly Report for the quarterly period ended March 31, 2014, File No. 1-09761).

*10.43.2	Form of Performance Unit Grant Agreement under the Performance Unit Program for executive officers over the age of 55 (incorporated by reference to the same exhibit number to our Form 10 Q Quarterly Report for the quarterly period ended March 31, 2013, File No. 1-09761).

*10.44	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.44 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2015, File No. 1-09761).

*10.45	Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement, File No. 333-174497).

*10.47	Arthur J. Gallagher & Co. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2014, File No. 1-09761).

*10.48	Arthur J. Gallagher & Co. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to our Form S-8 Registration Statement, File No. 333-221274).

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

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

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of February, 2019.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 8th day of February, 2019 by the following persons on behalf of the Registrant in the capacities indicated.

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
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2018
Allowance for doubtful accounts	$13.5	$5.8	$(9.3	) (1)	$10.0
Allowance for estimated policy cancellations	7.4	(1.2)	1.6	(2)	7.8
Valuation allowance for deferred tax assets	79.1	(11.7)	—		67.4
Accumulated amortization of expiration lists, noncompete agreements and trade names	1,490.7	291.3	(31.6	) (3)	1,750.4

Year ended December 31, 2017
Allowance for doubtful accounts	$12.8	$5.4	$(4.7	) (1)	$13.5
Allowance for estimated policy cancellations	7.1	2.1	(1.8	) (2)	7.4
Valuation allowance for deferred tax assets	66.8	12.3	—		79.1
Accumulated amortization of expiration lists, noncompete agreements and trade names	1,203.6	264.7	22.4	(3)	1,490.7

Year ended December 31, 2016
Allowance for doubtful accounts	$13.3	$4.9	$(5.4	) (1)	$12.8
Allowance for estimated policy cancellations	7.4	0.2	(0.5	) (2)	7.1
Valuation allowance for deferred tax assets	52.8	14.0	—		66.8
Accumulated amortization of expiration lists, noncompete agreements and trade names	983.9	247.2	(27.5	) (3)	1,203.6

(1)	Net activity of bad debt write offs and recoveries and acquired businesses.
(2)	Additions to allowance related to acquired businesses.
(3)	Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.