Form 10-Q
period 2019-03-31
GALLAGHER ARTHUR J & CO
filed 2019-04-29
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated file	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of March 31, 2019 was approximately 185,252,000.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, investigations, reviews or litigation; the impact of changes in accounting rules, including the new lease accounting standards; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes, including the impact of tax reform; expectations regarding our investments, including our clean energy investments; and integrating recent acquisitions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors that could impact results include:

•	Failure to successfully and cost-effectively integrate recently acquired businesses and their operations or fully realize synergies from such acquisitions in the expected time frame;

•	Volatility or declines in premiums or other adverse trends in the insurance industry;

•	An economic downturn or unstable economic conditions, whatever the cause, including Brexit, a prolonged shutdown of the U.S. government and tariffs or trade wars;

•	Competitive pressures in each of our businesses;

•

Risks that could negatively affect the success of our acquisition strategy, including continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms, which could make it more difficult to identify targets and could make them more expensive, the risk that we may not receive timely regulatory approval of desired transactions, execution risks, integration risks, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated liabilities such as cybersecurity issues or those relating to violations of anti-corruption and sanctions laws;

•	Cyber attacks or other cybersecurity incidents; improper disclosure of confidential, personal or proprietary data; and changes to laws and regulations governing cybersecurity and data privacy;

•

Risks arising from changes in U.S. or foreign tax laws, including our ability to effectively implement and account for the U.S. Tax Cuts and Jobs Act (which we refer to as the Tax Act) and related regulations;

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

•

Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (which we refer to as FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws, and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (which we refer to as FATCA);

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

•

Changes in healthcare-related laws and regulations with the potential to negatively impact our employee benefits consulting business, including so-called “Medicare-for-all” and other proposed laws expanding the role of public programs in healthcare;

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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and any other reports we file with the SEC in the future.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended March 31,
	2019	2018
Commissions	$940.4	$839.4
Fees	464.7	448.1
Supplemental revenues	56.7	52.0
Contingent revenues	48.0	34.9
Investment income	18.3	13.4
Net gains on divestitures	57.1	2.9
Revenues from clean coal activities	372.3	412.2

Revenues before reimbursements	1,957.5	1,802.9
Reimbursements	33.1	34.8

Total revenues	1,990.6	1,837.7
Compensation	837.1	775.8
Operating	262.5	216.1
Reimbursements	33.1	34.8
Cost of revenues from clean coal activities	382.5	431.2
Interest	40.2	31.3
Depreciation	34.0	30.6
Amortization	76.5	68.2
Change in estimated acquisition earnout payables	2.9	7.4

Total expenses	1,668.8	1,595.4

Earnings before income taxes	321.8	242.3
Benefit for income taxes	(29.9)	(43.7)

Net earnings	351.7	286.0
Net earnings attributable to noncontrolling interests	17.6	12.3

Net earnings attributable to controlling interests	$334.1	$273.7

Basic net earnings per share	$1.81	$1.51
Diluted net earnings per share	1.77	1.48
Dividends declared per common share	0.43	0.41

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended March 31,
	2019	2018
Net earnings	$351.7	$286.0
Change in pension liability, net of taxes	1.6	7.0
Foreign currency translation, net of taxes in 2019	74.5	62.3
Change in fair value of derivative investments, net of taxes	(11.8)	(6.8)

Comprehensive earnings	416.0	348.5
Comprehensive earnings attributable to noncontrolling interests	18.2	14.5

Comprehensive earnings attributable to controlling interests	$397.8	$334.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(Unaudited - in millions)

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$871.5	$607.2
Restricted cash	1,669.3	1,629.6
Premiums and fees receivable	6,253.2	4,857.5
Other current assets	875.5	1,024.4

Total current assets	9,669.5	8,118.7
Fixed assets - net	450.2	436.9
Deferred income taxes	869.9	806.2
Other noncurrent assets	630.7	573.6
Right-of-use assets	368.8	—
Goodwill	4,800.9	4,625.6
Amortizable intangible assets - net	1,841.4	1,773.0

Total assets	$18,631.4	$16,334.0

Premiums payable to underwriting enterprises	$6,741.4	$5,740.2
Accrued compensation and other current liabilities	999.6	1,055.1
Deferred revenue - current	402.1	379.3
Premium financing debt	134.8	154.0
Corporate related borrowings - current	360.0	365.0

Total current liabilities	8,637.9	7,693.6
Corporate related borrowings - noncurrent	3,690.3	3,091.4
Deferred revenue - noncurrent	78.0	78.4
Lease liabilities - noncurrent	329.9	—
Other noncurrent liabilities	937.1	900.9

Total liabilities	13,673.2	11,764.3

Stockholders’ equity:
Common stock - issued and outstanding 185.3 shares in 2019 and 184.0 shares in 2018	185.3	184.0
Capital in excess of par value	3,606.3	3,541.9
Retained earnings	1,810.2	1,558.6
Accumulated other comprehensive loss	(721.5)	(785.6)

Stockholders’ equity attributable to controlling interests	4,880.3	4,498.9
Stockholders’ equity attributable to noncontrolling interests	77.9	70.8

Total stockholders’ equity	4,958.2	4,569.7

Total liabilities and stockholders’ equity	$18,631.4	$16,334.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended March 31,
	2019	2018
Cash flows from operating activities:
Net earnings	$351.7	$286.0
Adjustments to reconcile net earnings to net cash used by operating activities:
Net gain on investments and other	(57.2)	(2.0)
Depreciation and amortization	110.5	98.8
Change in estimated acquisition earnout payables	2.9	7.4
Amortization of deferred compensation and restricted stock	10.0	9.9
Stock-based and other noncash compensation expense	3.6	4.8
Payments on acquisition earnouts in excess of original estimates	(7.1)	(9.0)
Effect of changes in foreign exchange rates	2.6	1.3
Net change in premiums and fees receivable	(1,285.6)	(1,505.4)
Net change in deferred revenue	18.6	29.3
Net change in premiums payable to underwriting enterprises	876.9	979.4
Net change in other current assets	133.4	119.1
Net change in accrued compensation and other current liabilities	(209.0)	(165.4)
Net change in income taxes payable	35.5	16.2
Net change in deferred income taxes	(67.8)	(75.6)
Net change in other noncurrent assets and liabilities	(15.2)	(12.4)

Net cash used by operating activities	(96.2)	(217.6)

Cash flows from investing activities:
Capital expenditures	(39.3)	(31.1)
Cash paid for acquisitions, net of cash and restricted cash acquired	(175.6)	(57.3)
Net proceeds from sales of operations/books of business	74.0	2.2
Net funding of investment transactions	(0.4)	(0.7)

Net cash used by investing activities	(141.3)	(86.9)

Cash flows from financing activities:
Payments on acquisition earnouts	(8.2)	(9.4)
Proceeds from issuance of common stock	32.8	32.3
Repurchases of common stock	—	(11.3)
Payments to noncontrolling interests	(10.7)	(8.6)
Dividends paid	(79.6)	(76.1)
Net borrowings on premium financing debt facility	(20.5)	(30.3)
Borrowings on line of credit facility	1,025.0	815.0
Repayments on line of credit facility	(1,030.0)	(645.0)
Net borrowings of corporate related long-term debt	600.0	—
Debt acquisition costs	(0.2)	—
Settlements on terminated interest rate swaps	(1.2)	2.9

Net cash provided by financing activities	507.4	69.5

Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	34.1	38.7

Net increase (decrease) in cash, cash equivalents and restricted cash	304.0	(196.3)
Cash, cash equivalents and restricted cash at beginning of period	2,236.8	2,305.0

Cash, cash equivalents and restricted cash at end of period	$2,540.8	$2,108.7

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of Par Value	Retained Earnings	Comprehensive Earnings (Loss)	Noncontrolling
	Shares	Amount				Interests	Total
Balance at December 31, 2018	184.0	$184.0	$3,541.9	$1,558.6	$(785.6)	$70.8	$4,569.7
Cumulative effects of adoptions of lease and hedging accounting standards	—	—	—	(2.2)	(0.2)	—	(2.4)
Net earnings	—	—	—	334.1	—	17.6	351.7
Net purchase of subsidiary shares from noncontrolling interests	—	—	(0.2)	—	—	(0.1)	(0.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(11.0)	(11.0)
Net change in pension asset/liability, net of taxes of $1.0 million	—	—	—	—	1.6	—	1.6
Foreign currency translation, net of taxes of $2.5 million	—	—	—	—	74.5	0.6	75.1
Change in fair value of derivative instruments, net of taxes of $(4.4) million	—	—	—	—	(11.8)	—	(11.8)
Compensation expense related to stock option plan grants	—	—	3.6	—	—	—	3.6
Common stock issued in:
Two purchase transactions	0.5	0.5	36.5	—	—	—	37.0
Stock option plans	0.7	0.7	27.4	—	—	—	28.1
Employee stock purchase plan	0.1	0.1	4.6	—	—	—	4.7
Deferred compensation and restricted stock	—	—	(7.5)	—	—	—	(7.5)
Cash dividends declared on common stock	—	—	—	(80.3)	—	—	(80.3)

Balance at March 31, 2019	185.3	$185.3	$3,606.3	$1,810.2	$(721.5)	$77.9	$4,958.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity (continued)

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of Par Value	Retained Earnings	Comprehensive	Noncontrolling
	Shares	Amount			Earnings (Loss)	Interests	Total
Balance at December 31, 2017, as previously reported	181.0	$181.0	$3,388.2	$1,095.9	$(559.9)	$59.7	$4,164.9
Adoption of Topic 606	—	—	—	125.9	4.5	4.4	134.8

Balance at December 31, 2017, as restated	181.0	181.0	3,388.2	1,221.8	(555.4)	64.1	4,299.7
Reclassification of the income tax effects within accumulated other comprehensive loss related to the Tax Act	—	—	—	6.6	(6.6)	—	—
Net earnings	—	—	—	273.7	—	12.3	286.0
Dividends paid to noncontrolling interests	—	—	—	—	—	(8.7)	(8.7)
Net change in pension asset/liability, net of taxes of ($4.6) million	—	—	—	—	7.0	—	7.0
Foreign currency translation	—	—	—	—	62.3	2.2	64.5
Change in fair value of derivative instruments, net of taxes of ($1.2) million	—	—	—	—	(6.8)	—	(6.8)
Compensation expense related to stock option plan grants	—	—	4.8	—	—	—	4.8
Common stock issued in:
Three purchase transactions	0.1	0.1	6.4	—	—	—	6.5
Stock option plans	0.8	0.8	27.4	—	—	—	28.2
Employee stock purchase plan	0.1	0.1	4.0	—	—	—	4.1
Deferred compensation and restricted stock	0.2	0.2	(14.3)	—	—	—	(14.1)
Common stock repurchases	(0.1)	(0.1)	(11.2)	—	—	—	(11.3)
Cash dividends declared on common stock	—	—	—	(75.4)	—	—	(75.4)

Balance at March 31, 2018	182.1	$182.1	$3,405.3	$1,426.7	$(499.5)	$69.9	$4,584.5

See notes to consolidated financial statements.

Notes to March 31, 2019 Consolidated Financial Statements (Unaudited)

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

Our brokerage segment operations provide brokerage and consulting services to companies and entities of all types, including commercial, not-for-profit, public entities, and, to a lesser extent, individuals, in the areas of insurance placement, risk of loss management, and management of employer sponsored benefit programs. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not-for-profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. The corporate segment reports the financial information related to our debt and other corporate costs, clean energy investments, external acquisition-related expenses and the impact of foreign currency translation. Clean energy investments consist of our investments in limited liability companies that own 34 commercial clean coal production facilities producing refined coal using Chem-Mod LLC’s proprietary technologies. We believe these operations produce refined coal that qualifies for tax credits under IRC Section 45.

We do not assume underwriting risk on a net basis, other than with respect to de minimis amounts necessary to provide minimum or regulatory capital to organize captives, pools, specialized underwriters or risk-retention groups. Rather, capital necessary for events of loss coverages is provided by underwriting enterprises.

Investment income and other revenues are primarily generated from our premium financing operations, our invested cash and restricted cash we hold on behalf of our clients, as well as clean energy investments. In addition, our share of the net earnings related to partially owned entities that are accounted for using the equity method is included in investment income.

We are headquartered in Rolling Meadows, Illinois, have operations in 35 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent insurance brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2018, except as disclosed in Note 2, and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018. In the preparation of our unaudited consolidated financial statements as of March 31, 2019, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, right-of-use assets, investments (including our IRC Section 45 investments), income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein.

2.	Effect of New Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases, ASC Topic 842, as subsequently amended by ASU No. 2018-11, Leases: Targeted Improvements, requiring us to recognize lease right-of-use assets and lease liabilities on our balance sheet. As a lessee, we are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of our financial statements to assess the amount, timing and uncertainty of cash flows arising from leases.

We adopted ASC Topic 842 for all leases effective January 1, 2019, using the modified retrospective approach allowing us to initially apply the new lease standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the first quarter of 2019. Consequently, the reporting for the comparative prior year periods presented in 2019 will continue to be in accordance with the previous lease guidance under ASC Topic 840, including comparative disclosure requirements. We elected the package of practical expedients to carryforward historical identification and classification of leases that commenced before January 1, 2019 and to not re-assess initial direct costs for leases commencing before January 1, 2019. We also elected the lessee practical expedient, by class of underlying asset (e.g., office space), to not separate non-lease components such as lessor-provided maintenance and property management services from the associated lease component. The new lease accounting standard requires us to recognize lease right-of-use assets and lease liabilities on our balance sheet, which are established at the inception of a lease by computing a net present value of the future lease payments. Right-of-use assets are amortized to expense, and the discount amount related to lease liabilities is accreted to expense, over the lease term. The amortization of the right-of-use asset is calculated as the difference between the straight-line lease expense and the interest calculated on the lease liability. Rent payments are applied against the lease liabilities. Adoption of the new standard resulted in the recording of net right-of-use assets and lease liabilities of approximately $379.6 million and $420.3 million, respectively, and the reclassification of net rent related asset and liabilities of $38.3 million as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as a decrease to beginning retained earnings of $2.4 million. The adoption of the new standard had a de minimis impact on our consolidated statement of earnings and had no impact on our consolidated statement of cash flows.

Hedge Accounting

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance was issued to improve and more closely align a company’s financial reporting of its hedging relationships with the objective of a company’s risk management activities. Among other provisions, the new standard (1) eliminates the separate measurement and reporting of hedge ineffectiveness and (2) permits an entity to recognize in earnings the initial value of an excluded component under a systematic and rational method over the life of the derivative instrument. In accordance with ASU 2017-12, certain provisions were required to be applied on a modified retrospective basis, which requires a cumulative effect adjustment to accumulated other comprehensive income with a corresponding adjustment to retained earnings as of the beginning of the fiscal year of adoption. In addition, certain provisions in the guidance require modifications to existing presentation and disclosure requirements on a prospective basis.

We adopted ASU 2017-12 on January 1, 2019. In accordance with the transition provisions of ASU 2017-12, we modified the recognition model for the excluded component from a mark-to-market approach to an amortization approach for our cash flow hedges with forward points existing as of the adoption date. The cumulative-effect related to this change resulted in an adjustment of $0.2 million that reduced accumulated other comprehensive income with a corresponding adjustment that increased retained earnings. See Note 14 for disclosures relating to our derivative and hedging activities.

Income Taxes

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of tax effects stranded in Accumulated Other Comprehensive Income (AOCI). This new guidance gave entities the option to reclassify to retained earnings stranded tax effects related to the change in federal tax rate for all items accounted for in other comprehensive earnings (OCI). These entities could also elect to reclassify other stranded tax effects that relate to the Tax Cuts and Jobs Act (which we refer to as the Tax Act) but do not directly relate to the change in the federal rate (e.g., state taxes or changing from a worldwide tax system to a territorial system). Tax effects that are stranded in OCI for other reasons (e.g., prior changes in tax law or a change in valuation allowance) cannot be reclassified. All entities were required to make new disclosures, regardless of whether they elect to reclassify stranded amounts. Entities are required to disclose whether or not they elected to reclassify the tax effects related to the Tax Act as well as their policy for releasing income tax effects from accumulated OCI. Under Topic 740-10-45-15, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of tax expense related to continuing operations for the period in which the law was enacted, even if the assets and liabilities related to items of accumulated OCI. The enactment of the Tax Act on December 22, 2017 resulted in stakeholder concerns about this accounting treatment. The new guidance was effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption was permitted for reporting periods, including interim periods, for which financial statements have not yet been issued or made available for issuance. An entity was able to choose whether to apply the guidance retrospectively to each period in which the effect of the Tax Act is recognized or to apply the guidance in the period of adoption. We adopted this new guidance effective January 1, 2018, which resulted in a $6.6 million increase in retained earnings and a corresponding decrease in accumulated other comprehensive earnings (loss). This reclassification relates to the income tax effects of lowering the corporate income tax rate from 35.0% to 21.0% on deferred income taxes established on pension plan liabilities and the fair value of derivative instruments.

Credit Impairment

In June 2016, the FASB issued ASU No. 2016 -13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance an entity is required to measure all credit losses on certain financial instruments, including trade receivables and various off-balance sheet credit exposures, using an expected credit loss model. This model incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these instruments. An entity will apply the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The guidance is effective January 1, 2020, with early adoption permitted. We are still assessing the timing and impact that adopting this new guidance will have on our consolidated financial statements.

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

During the three-month period ended March 31, 2019, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Inversion Holding Company Company, LLC (IHC) January 1, 2019	452	$35.9	$31.2	$—	$4.5	$20.9	$92.5	$35.0
Jones Brown Inc. (JBI) January 1, 2019	—	—	65.9	—	8.7	—	74.6	—
Nine other acquisitions completed in 2019	—	—	79.7	0.1	6.0	14.9	100.7	46.1

	452	$35.9	$176.8	$0.1	$19.2	$35.8	$267.8	$81.1

On December 22, 2018, we signed a definitive agreement to acquire 100% of the equity of Stackhouse Poland Group Limited (which we refer to as Stackhouse Poland) headquartered in Guildford, Surrey, U.K., for approximately $350.0 million of cash consideration. The transaction was subject to regulatory approval and it closed on April 5, 2019.

On March 3, 2019, we signed a definitive agreement to acquire the global aerospace operations of Jardine Lloyd Thompson Group plc (JLT) for approximately £130.0 million of cash upfront consideration, plus £60.0 million of contingent consideration. The agreement provides for the acquisition of all assets within JLT’s global aerospace retail and wholesale insurance broking division, which includes operations in the U.K., U.S., Canada, Australia, New Zealand and 10 other countries spanning Europe, Latin America and Asia. The agreement also includes the assets of Hayward Aviation, a UK insurance broker that specializes in aviation for high-net worth individuals and smaller airlines. The transaction is subject to regulatory approval and is expected to close in the second quarter of 2019.

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition or on the days when the shares are issued if purchase consideration is deferred. We record escrow deposits that are returned to us as a result of adjustments to net assets acquired as reductions of goodwill when the escrows are settled. The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition. The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table. We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 17.5% for our 2019 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rate was 8.0% for all of our 2019 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended March 31, 2019 and 2018, we recognized $5.6 million and $5.1 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended March 31, 2019 and 2018, we recognized $2.7 million of income and $2.3 million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 33 and 39 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $618.9 million as of March 31, 2019, of which $293.6 million was recorded in the consolidated balance sheet as of March 31, 2019, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the three-month period ended March 31, 2019 (in millions):

	IHC	JBI	Nine Other Acquisitions	Total
Cash	$—	$2.7	$1.0	$3.7
Other current assets	3.8	22.2	14.6	40.6
Fixed assets	0.3	1.1	0.5	1.9
Noncurrent assets	0.5	2.9	2.1	5.5
Goodwill	41.8	51.2	38.5	131.5
Expiration lists	50.6	22.7	57.3	130.6
Non-compete agreements	1.1	0.8	0.2	2.1

Total assets acquired	98.1	103.6	114.2	315.9

Current liabilities	5.1	26.1	12.3	43.5

Total liabilities assumed	5.6	29.0	13.5	48.1

Total net assets acquired	$92.5	$74.6	$100.7	$267.8

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $131.5 million, $130.6 million and $2.1 million, respectively, within the brokerage segment.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3.0% to 4.4% and 3.5% to 11.0% for our 2018 acquisitions, respectively, for which valuations were performed in 2018. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 11.5% to 14.0% for our 2018 acquisitions for which valuations were performed in 2018. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

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

Of the $130.6 million of expiration lists and $2.1 million of non-compete agreements related to our acquisitions made during the three-month period ended March 31, 2019, $22.7 million and $0.8 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $5.8 million, and a corresponding amount of goodwill, in the three-month period ended March 31, 2019, related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the three-month period ended March 31, 2019 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2018 (in millions, except per share data):

	Three-month period ended March 31,
	2019	2018
Total revenues	$1,993.0	$1,855.9
Net earnings attributable to controlling interests	334.3	275.6
Basic net earnings per share	1.81	1.51
Diluted net earnings per share	1.77	1.49

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2018, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the three-month period ended March 31, 2019 totaled approximately $71.2 million. For the three-month period ended March 31, 2019, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the three-month period ended March 31, 2019 in the aggregate, were $18.8 million and $2.1 million, respectively.

4.	Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	March 31, 2019	December 31, 2018
Unbilled receivables	$767.7	$496.2
Deferred contract costs	55.1	91.6
Deferred revenue	480.1	457.7

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total
Deferred revenue at December 31, 2018	$284.7	$173.0	$457.7
Incremental deferred revenue	162.8	41.7	204.5
Revenue recognized during the three-month period ended March 31, 2019 included in deferred revenue at December 31, 2018	(137.6)	(44.1)	(181.7)
Deferred revenue recognized from business acquisitions	(0.4)	—	(0.4)

Deferred revenue at March 31, 2019	$309.5	$170.6	$480.1

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of March 31, 2019, the aggregate amount of the contract price allocated to remaining performance obligations was $480.1 million. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2019 (remaining nine months)	$252.0	$80.7	$332.7
2020	32.9	36.3	69.2
2021	19.7	18.0	37.7
2022	3.8	10.4	14.2
2023	0.6	6.1	6.7
Thereafter	0.5	19.1	19.6

Total	$309.5	$170.6	$480.1

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as “deferred contract costs” which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $55.1 million and $91.6 million as of March 31, 2019 and December 31, 2018, respectively. Capitalized fulfillment costs are amortized on the contract effective date. The amount of amortization of the deferred contract costs was $113.4 million and $100.4 million for the three-month periods ended March 31, 2019 and 2018, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5.	Other Financial Data

Other Current Assets

Major classes of other current assets consist of the following (in millions):

	March 31, 2019	December 31, 2018
Premium finance advances and loans	$305.1	$316.2
Accrued supplemental, direct bill and other receivables	306.3	348.2
Refined coal production related receivables	114.0	160.2
Deferred contract costs	55.1	91.6
Prepaid expenses	95.0	108.2

Total other current assets	$875.5	$1,024.4

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

6.	Intangible Assets

The carrying amount of goodwill at March 31, 2019 and December 31, 2018 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At March 31, 2019
United States	$2,794.5	$29.6	$—	$2,824.1
United Kingdom	784.2	9.6	—	793.8
Canada	437.4	—	—	437.4
Australia	409.2	0.3	—	409.5
New Zealand	213.3	10.3	—	223.6
Other foreign	109.8	—	2.7	112.5

Total goodwill	$4,748.4	$49.8	$2.7	$4,800.9

At December 31, 2018
United States	$2,715.3	$29.6	$—	$2,744.9
United Kingdom	753.7	9.2	—	762.9
Canada	378.6	—	—	378.6
Australia	406.3	0.3	—	406.6
New Zealand	209.6	10.2	—	219.8
Other foreign	110.1	—	2.7	112.8

Total goodwill	$4,573.6	$49.3	$2.7	$4,625.6

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2019 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2018	$4,573.6	$49.3	$2.7	$4,625.6
Goodwill acquired during the period	131.5	—	—	131.5
Goodwill adjustments due to appraisals and other acquisition adjustments	8.4	—	—	8.4
Goodwill written-off related to sales of business	(6.6)	—	—	(6.6)
Foreign currency translation adjustments during the period	41.5	0.5	—	42.0

Balance as of March 31, 2019	$4,748.4	$49.8	$2.7	$4,800.9

Major classes of amortizable intangible assets at March 31, 2019 and December 31, 2018 consist of the following (in millions):

	March 31, 2019	December 31, 2018
Expiration lists	$3,529.6	$3,379.4
Accumulated amortization - expiration lists	(1,758.8)	(1,676.8)

	1,770.8	1,702.6

Non-compete agreements	60.7	58.0
Accumulated amortization - non-compete agreements	(49.8)	(48.5)

	10.9	9.5

Trade names	86.4	86.0
Accumulated amortization - trade names	(26.7)	(25.1)

	59.7	60.9

Net amortizable assets	$1,841.4	$1,773.0

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows:

2019 (remaining nine months)		$226.3
2020		286.7
2021		262.8
2022		237.5
2023		213.5
Thereafter		614.6

Total		$1,841.4

7.	Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	March 31, 2019	December 31, 2018
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 3.20%, balloon due June 24, 2019	$50.0	$50.0
Semi-annual payments of interest, fixed rate of 5.85%, balloon due November 30, 2019	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due June 24, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due July 10, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.65%, balloon due August 2, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	100.0	—
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	—
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	—
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	—
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	—
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	—

Total Note Purchase Agreements	3,798.0	3,198.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires April 8, 2021	260.0	265.0

Premium Financing Debt Facility - expires May 18, 2020:
Periodic payments of interest and principal, Interbank rates plus 1.05% for Facility B; plus 0.55% for Facilities C and D
Facility B
AUD denominated tranche	106.5	133.9
NZD denominated tranche	2.7	10.1
Facility C and D
AUD denominated tranche	15.4	—
NZD denominated tranche	10.2	10.0

Total Premium Financing Debt Facility	134.8	154.0

Total corporate and other debt	4,192.8	3,617.0

Less unamortized debt acquisition costs on Note Purchase Agreements	(7.7)	(6.6)

Net corporate and other debt	$4,185.1	$3,610.4

8.	Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2019	2018
Net earnings attributable to controlling interests	$334.1	$273.7

Weighted average number of common shares outstanding	184.5	181.5
Dilutive effect of stock options using the treasury stock method	3.9	3.5

Weighted average number of common and common equivalent shares outstanding	188.4	185.0

Basic net earnings per share	$1.81	$1.51

Diluted net earnings per share	$1.77	$1.48

Anti-dilutive stock-based awards of 1.4 million and 0.2 million shares were outstanding at March 31, 2019 and 2018, respectively, but were excluded in the computation of the dilutive effect of stock-based awards for the three-month periods then ended. These stock-based awards were excluded from the computation because the stock-based awards ’ exercise prices were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.8 million at March 31, 2019.

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

On March 14, 2019, the compensation committee granted 1,283,300 options under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2022, 2023 and 2024, respectively. On March 15, 2018, the compensation committee granted 1,261,000 options under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2021, 2022 and 2023, respectively. The 2019 and 2018 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. For our executive officers age 55 or older, stock options awarded after 2012 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

During the three-month periods ended March 31, 2019 and 2018, we recognized $3.6 million and $4.8 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2019	2018
Expected dividend yield	1.7%	2.3%
Expected risk-free interest rate	2.5%	2.7%
Volatility	15.6%	15.1%
Expected life (in years)	5.5	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2019 and 2018, as determined on the grant date using the Black-Scholes option pricing model, was $10.71 and $9.27, respectively.

The following is a summary of our stock option activity and related information for 2019 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2019
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Beginning balance	8.8	$50.16
Granted	1.3	79.59
Exercised	(0.7)	41.11
Forfeited or canceled	(0.1)	51.52

Ending balance	9.3	$54.92	4.24	$217.2

Exercisable at end of period	3.2	$44.68	2.47	$106.2

Ending unvested and expected to vest	5.8	$59.61	5.10	$108.6

Options with respect to 13.0 million shares (less any shares of restricted stock issued under the LTIP - see Note 11 to these unaudited consolidated financial statements) were available for grant under the LTIP at March 31, 2019.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2019 and 2018 was $27.6 million and $29.3 million, respectively. As of March 31, 2019, we had approximately $40.5 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2019 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$39.17	—	$39.17	0.6	0.95	$39.17	0.6	$39.17
43.71	—	43.71	2.2	3.96	43.71	0.7	43.71
46.17	—	46.87	2.5	2.51	46.47	1.9	46.56
47.92		63.60	1.5	4.96	56.81	—	—
70.74	—	70.74	1.2	5.96	70.74	—	—
79.59	—	79.59	1.3	6.96	79.59	—	—

$39.17	—	$79.59	9.3	4.24	$54.92	3.2	$44.68

10.	Deferred Compensation

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

In the first quarters of 2019 and 2018, the compensation committee approved $10.1 million and $11.5 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2019 and 2018, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2019 and 2018 awards. During the three-month periods ended March 31, 2019 and 2018, we charged $2.0 million and $1.9 million, respectively, to compensation expense related to these awards.

In the first quarters of 2019 and 2018, the compensation committee approved $2.6 million and $0.9 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in the first quarters of 2019 and 2018, respectively. During the three-month periods ended March 31, 2019 and 2018, we charged $0.5 million and $0.5 million, respectively, to compensation expense related to these awards. There were no distributions from the sub-plans during the three-month period ended March 31, 2019.

At March 31, 2019 and December 31, 2018, we recorded $69.0 million (related to 2.9 million shares) and $57.6 million (related to 2.7 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at March 31, 2019 and December 31, 2018 was $224.0 million and $199.8 million, respectively. During the three-month period ended March 31, 2019, cash and equity awards with an aggregate fair value of $0.8 million was vested and distributed to executives under the DEPP. During the three-month period ended March 31, 2018, there were no distributions under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarters of 2019 and 2018, the compensation committee approved $2.4 million and $5.6 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the second quarters of 2019 and 2018, respectively. During the three-month periods ended March 31, 2019 and 2018, we charged $1.1 million and $0.8 million, respectively, to compensation expense related to these awards. There were no distributions from the DCPP during the three-month periods ended March 31, 2019 and 2018.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At March 31, 2019, 2.8 million shares were available for grant under the LTIP for such awards.

In the first quarters of 2019 and 2018, we granted 399,900 and 420,200 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $31.8 million and $28.7 million, respectively, at the date of grant. These 2019 and 2018 awards of restricted stock units vest as follows: 399,900 units granted in the first quarter of 2019 and 420,200 units granted in the first quarter of 2018, vest in full based on continued employment through March 14, 2024 and March 15, 2023, respectively. For our executive officers age 55 or older, restricted stock units are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended March 31, 2019 and 2018, we recognized $6.4 million and $6.5 million, respectively, to compensation expense related to restricted stock unit awards granted in 2012 through 2019. The total intrinsic value of unvested restricted stock units at March 31, 2019 and 2018 was $142.2 million and $121.9 million, respectively. During the three-month periods ended March 31, 2019, no equity awards were vested and distributed to employees under this plan. During the three-month period ended March 31, 2018, equity awards (including accrued dividends) with an aggregate fair value of $21.2 million, were vested and distributed to employees under this plan.

Performance Share Awards

On March 14, 2019 and March 15, 2018, pursuant to the LTIP, the compensation committee approved 73,600 and 78,200, respectively of provisional performance unit awards, with an aggregate fair value of $5.8 million and $5.3 million, respectively, for future grants to our officers and key employees. Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved. The 2019 and 2018 awards are subject to a three-year performance period that begins on January 1, 2019 and 2018, respectively, and vest on the three-year anniversary of the date of grant (March 14, 2022 and March 15, 2021). For the 2019 and 2018 awards, at the discretion of the compensation committee and determined based on our performance, the eligible officer will be granted a percentage of the provisional performance unit award based on a performance measure, growth in adjusted EBITDAC per share. Granted units for the 2019 and 2018 provisional awards will fully vest based on continuous employment through March 14, 2022 and March 15, 2021, respectively, and will be settled in shares of our common stock on a one-for-one basis as soon as practicable thereafter. For our executive officers age 55 or older, awards are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. During the three-month periods ended March 31, 2019 and 2018, equity awards (including accrued dividends) with an aggregate fair value of $5.7 million and $3.7 million, were vested and distributed to employees under this plan.

Cash Awards

On March 14, 2019, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $16.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (206,800 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2019 provisional award will fully vest based on continuous employment through January 1, 2022. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2021, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2022. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the three-month period ended March 31, 2019 related to the 2019 provisional award under the Program.

On March 15, 2018, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $15.0 million in the aggregate for future grants to our officers and key employees that are denominated in units (219,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2018 provisional awards were similar to the terms of the 2019 provisional awards. Based on our performance for 2018, we granted 190,000 units under the Program in the first quarter of 2019 that will fully vest on January 1, 2021. During the three-month period ended March 31, 2019, we recognized $1.9 million to compensation expense related to these awards. We did not recognize any compensation expense during the three-month period ended March 31, 2018 related to these 2018 awards.

On March 16, 2017, pursuant to the Program, the compensation committee approved provisional cash awards of $14.3 million in the aggregate for future grant to our officers and key employees that are denominated in units (255,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2017 provisional awards were similar to the terms of the 2018 provisional awards. Based on our performance for 2017, we granted 242,000 units under the Program in the first quarter of 2018 that will fully vest on January 1, 2020. During the three-month periods ended March 31, 2019 and 2018, we recognized $2.4 million and $2.0 million to compensation expense related to these 2017 awards.

On March 17, 2016, pursuant to the Program, the compensation committee approved provisional cash awards of $17.4 million in the aggregate for future grant to our officers and key employees that are denominated in units (397,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2016 provisional awards were similar to the terms of the 2017 provisional awards. Based on our performance for 2016, we granted 383,000 units under the Program in the first quarter of 2017 that fully vested on January 1, 2019. During the three-month period ended March 31, 2018, we recognized $4.2 million to compensation expense related to these 2016 awards.

During the three-month period ended March 31, 2019, cash awards related to the 2016 provisional award with an aggregate fair value of $22.4 million (341,000 units in the aggregate) were vested and distributed to employees under the Program. During the three-month period ended March 31, 2018, cash awards related to the 2015 provisional award with an aggregate fair value of $15.8 million (269,000 units in the aggregate) were vested and distributed to employees under the Program.

12.	Investments

The following is a summary of our investments, included in other noncurrent assets in the consolidated balance sheet (in millions):

	March 31, 2019	December 31, 2018
Chem-Mod LLC	$4.0	$4.0
Chem-Mod International LLC	2.0	2.0
Clean-coal investments:
Controlling interest in six limited liability companies that own fourteen 2009 Era Clean Coal Plants	3.8	5.1
Non-controlling interest in one limited liability company that owns one 2011 Era Clean Coal Plant	0.4	0.4
Controlling interest in seventeen limited liability companies that own nineteen 2011 Era Clean Coal Plants	39.8	43.0
Other investments	4.9	5.0

Total investments	$54.9	$59.5

13.	Leases

We have operating leases primarily related to branch facilities, data centers, sales offices, and agent locations, automobiles and office equipment. Many of our leases include both lease (fixed rent payments) and non-lease components (common-area or other maintenance costs) which are accounted for as a single lease component as we have elected the practical expedient to group lease and non-lease components for all leases. Variable lease payments, such as periodically indexed and/or market adjustments, are presented as lease expense in the period in which they are incurred. Since we did not elect the short-term policy election, we record leases of 12 months or less on the balance sheet.

We exclude options to extend or terminate a lease from our recognition as part of our right-of-use assets and lease liabilities until those options are reasonably certain and/or executed. We do not have any material guarantees, options to purchase, or restrictive covenants related to our leases.

As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of the lease payments. We consider qualitative factors including our derived credit rating, notched adjustments for collateralization, lease term, and, if significant, adjustments to our collateralized rate to borrow in the same currency in which the lease is denominated.

The components of lease expense are as follows (in millions):

Lease Components	Statement of Earnings Classification	Three-month period ended March 31, 2019
Operating lease expense	Operating expense	$29.5
Variable lease expense	Operating expense	4.5
Sublease income	Investment income	(0.3)

Net lease expense		$33.7

Variable lease cost consist primarily of common area and other maintenance costs for our lease facilities, as well as variable lease payments related to indexed and/or market adjustments. Our sublease income derives primarily from a few office lease arrangements and we have no significant sublease losses.

Supplemental Cash Flow Information Related to Leases (in millions)	Three-month period ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28.5
Right-of-use assets obtained in exchange for new operating lease liabilities	1.6

We present all noncash transactions related to adjustments to the lease liability or right-of- use asset as noncash transactions. This includes all noncash charges related to any modification or reassessment events triggering remeasurement.

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

Lease Components	Balance Sheet Classification	March 31, 2019
Lease right-of-use assets	Right-of-use assets	$368.8

Other current lease liabilities	Accrued compensation and other current liabilities	$80.8
Lease liabilities	Lease liabilities - noncurrent	329.9

Total lease liabilities		$410.7

Weighted-average remaining lease term, years		5.7 years
Weighted-average discount rate		3.7%

Maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2019 (remaining nine months)	$79.7
2020	93.0
2021	79.4
2022	61.6
2023	48.3
Thereafter	94.2

Total lease payments	456.2
Less interest	(45.5)

Total	$410.7

Our leases have remaining lease terms of 0.2 years to 13.7 years, some of which may include options to extend the leases for up to 5.0 years, and some of which may include options to terminate the leases.

As of March 31, 2019, we had an additional lease that has not yet commenced of $0.8 million. This lease will commence in 2019 with a lease term of 6.4 years.

14.	Derivatives and Hedging Activity

We adopted ASC 2017-12 on January 1, 2019. Among other provisions, the new standard required modification to existing presentation and disclosure requirements on a prospective basis. As such, certain disclosures below conform to the disclosure requirements prior to the adoption of ASC 2017-12.

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

We have not received or pledged any collateral related to derivative arrangements at March 31, 2019.

The notional and fair values of derivatives designated as hedging instruments are as follows at March 31, 2019 and December 31, 2018 (in millions):

		Derivative Assets		Derivative Liabilities
Instrument	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At March 31, 2019
Interest rate contracts	$750.0	Other current assets	$0.6	Accrued compensation and other current liabilities	$29.8
Foreign exchange contracts (1)	41.2	Other current assets	1.0	Accrued compensation and other current liabilities	2.7
		Other noncurrent assets	4.2	Other noncurrent liabilities	4.0

Total	$791.2		$5.8		$36.5

At December 31, 2018
Interest rate contracts	$850.0	Other current assets	$3.0	Accrued compensation and other current liabilities	$13.0
Foreign exchange contracts (1)	51.4	Other current assets	0.9	Accrued compensation and other current liabilities	4.9
		Other noncurrent assets	5.7	Other noncurrent liabilities	7.9

Total	$901.4		$9.6		$25.8

(1)

Included within foreign exchange contracts at March 31, 2019 were $248.8 million of call options offset with $248.8 million of put options, and $26.9 million of buy forwards offset with $68.1 million of sell forwards. Included within foreign exchange contracts at December 31, 2018 were $276.4 million of call options offset with $276.4 million of put options, and $23.1 million of buy forwards offset with $72.9 million of sell forwards.

The effect of cash flow hedge accounting on accumulated other comprehensive earnings (loss) for the three-month periods ended March 31, 2019 and 2018 were as follows (in millions):

Instrument	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Earnings (1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Earnings into Earnings	Amount of Gain (Loss) Recognized in Earnings Related to Amount Excluded from Effectiveness Testing	Statement of Earnings Classification
Three-month period ended March 31, 2019
Interest rate contracts	$(20.9)	$(0.3)	$—	Interest expense
Foreign exchange contracts	3.7	(0.1)	(0.2)	Commission revenue
		(0.2)	0.4	Compensation expense
		(0.1)	0.2	Operating expense

Total	$(17.2)	$(0.7)	$0.4

Three-month period ended March 31, 2018
Interest rate contracts	$4.2	$0.2		Interest expense
Foreign exchange contracts	4.3	0.7		Commission revenue
		0.5		Compensation expense
		0.4		Operating expense

Total	$8.5	$1.8

(1)

For the three-month period ended March 31, 2019, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive earnings was a loss of $0.1 million.

We estimate that approximately $1.7 million of pretax loss currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

15.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility and purchase commitments at March 31, 2019 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Note purchase agreements	$100.0	$100.0	$75.0	$200.0	$300.0	$3,023.0	$3,798.0
Credit Agreement	260.0	—	—	—	—	—	260.0
Premium Financing Debt Facility	134.8	—	—	—	—	—	134.8
Interest on debt	126.1	163.1	157.9	152.6	142.9	616.6	1,359.2

Total debt obligations	620.9	263.1	232.9	352.6	442.9	3,639.6	5,552.0

Operating lease obligations	79.7	93.0	79.4	61.6	48.3	94.2	456.2
Less sublease arrangements	(0.9)	(0.7)	(0.7)	(0.3)	(0.3)	(0.9)	(3.8)
Outstanding purchase obligations	41.0	37.9	29.5	14.2	7.9	23.1	153.6

Total contractual obligations	$740.7	$393.3	$341.1	$428.1	$498.8	$3,756.0	$6,158.0

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

See Note 3 to these unaudited consolidated financial statements for a discussion of commitments as of March 31, 2019 to acquire 100% of the equity of Stackhouse Poland Group Limited and to acquire the global aerospace operations of Jardine Lloyd Thompson Group plc (JLT) in the second quarter of 2019.

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

Outstanding Purchase Obligations - The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at March 31, 2019. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, and financial guarantees as of March 31, 2019 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2019	2020	2021	2022	2023	Thereafter	Committed
Letters of credit	$1.3	$—	$—	$—	$—	$17.0	$18.3
Financial guarantees	0.2	0.2	0.2	0.2	0.2	0.6	1.6

Total commitments	$1.5	$0.2	$0.2	$0.2	$0.2	$17.6	$19.9

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

Since January 1, 2002, we have acquired 518 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2013 to 2019 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $618.9 million, of which $293.6 million was recorded in our consolidated balance sheet as of March 31, 2019 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at March 31, 2019 or December 31, 2018, that was recourse to us.

At March 31, 2019, we had posted two letters of credit totaling $10.2 million, in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $15.3 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At March 31, 2019, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $1.3 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

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

On April 18, 2018, Nalco Company (which we refer to as Nalco) filed patent infringement lawsuits in the Western District of Wisconsin against two unaffiliated power plants that burn refined coal using the Chem-ModTM Solution. These complaints were filed following Nalco’s voluntary dismissal of its action against Chem-Mod LLC and other defendants that was originally filed in the Northern District of Illinois in April 2014, as previously disclosed in our SEC filings. On July 16, 2018, Nalco amended its complaints to name as an additional defendant in each case the refined coal limited liability company that sells refined coal to the power plant defendant in each case. The refined coal limited liability companies are licensed by Chem-Mod LLC to use the Chem-ModTM Solution to produce refined coal. The complaints allege that the named defendants infringed a patent licensed exclusively to Nalco and seek unspecified damages and injunctive relief. Although neither we nor Chem-Mod LLC is named as a defendant in either of the complaints, their defense was tendered to Chem-Mod LLC under certain agreements that provide for defense and indemnity, and those tenders were accepted. Chem-Mod LLC is directing the vigorous defense of these lawsuits. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of these matters and the financial impact to us.

Our micro-captive advisory services are under investigation by the IRS. Additionally, the IRS has initiated audits for the 2012 tax year of over 100 of the micro-captive underwriting enterprises organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, an adverse determination could subject us to penalties and negatively affect our defense of the class action lawsuit described below. We may also experience lost earnings due to the negative effect of an extended IRS investigation. In the period from 2016 to 2018, our micro-captive operations contributed less than $3.2 million of net earnings and less than $5.0 million in EBITDAC to our consolidated results in any one year. Due to the fact that the IRS has not made any allegation against us or completed all of its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

On December 7, 2018, a class action lawsuit was filed against us, our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) and other defendants including Tribeca, in the District of Arizona. An amended complaint was filed on March 29, 2019. The named plaintiffs are micro-captive clients of Artex or Tribeca and their related entities and owners who had IRS Section 831(b) tax benefits disallowed by the IRS. The complaint attempts to state various causes of action and alleges that the defendants defrauded the plaintiffs by marketing and managing micro-captives with the knowledge that the captives did not constitute bona fide insurance and thus would not qualify for tax benefits. The named plaintiffs are seeking to certify a class of all persons who were assessed back taxes, penalties or interest by the IRS as a result of their ownership of or involvement in an IRS Section 831(b) micro-captive formed or managed by Artex or Tribeca during the time period January 1, 2005 to the present. The complaint does not specify the amount of damages sought by the named plaintiffs or the putative class. The defendants have filed motions to dismiss, arguing that the case should be put into arbitration and that the amended complaint fails to state a claim. We will vigorously defend against the lawsuit. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $350.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the March 31, 2019 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $0.7 million and below the upper end of the actuarial range by $7.9 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. We recorded tax benefits in connection with our ownership in these investments. At March 31, 2019, we had exposure on $108.0 million of previously earned tax credits. Under the Tax Act, we expect that these previously earned tax credits will be refunded for tax years beginning 2018 and ending in 2021, according to a specific formula. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our March 31, 2019 consolidated balance sheet related to this exposure.

16.	Supplemental Disclosures of Cash Flow Information

	Three-month period ended March 31,
Supplemental disclosures of cash flow information (in millions):	2019	2018
Interest paid	$29.5	$28.0
Income taxes (recovered) paid, net	(1.8)	11.6

The following is a reconciliation of our March 31 cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the three-month periods ended March 31, 2019 and 2018 (in millions):

	March 31,
	2019	2018
Cash and cash equivalents	$871.5	$697.9
Restricted cash	1,669.3	1,410.8

Total cash, cash equivalents and restricted cash	$2,540.8	$2,108.7

17.	Accumulated Other Comprehensive Earnings (Loss)

The after-tax components of our accumulated other comprehensive earnings (loss) attributable to controlling interests consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Earnings (Loss)

Balance as of December 31, 2018	$(61.2)	$(719.0)	$(5.4)	$(785.6)
Cumulative effect of adoption of new accounting standards	—	—	(0.2)	(0.2)
Net change in period	1.6	74.5	(11.8)	64.3

Balance as of March 31, 2019	$(59.6)	$(644.5)	$(17.4)	$(721.5)

The foreign currency translation during the three-month period ended March 31, 2019 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.

During the three-month periods ended March 31, 2019 and 2018, $1.8 million and $1.2 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive earnings (loss) to compensation expense in the statement of earnings. During the three-month periods ended March 31, 2019 and 2018, $(0.7) million of income and $1.8 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings. During the three-month periods ended March 31, 2019 and 2018, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive earnings (loss) to the statement of earnings.

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

Financial information relating to our segments for the three-month periods ended March 31, 2019 and 2018 is as follows (in millions):

	Three-month period ended March 31,
	2019	2018
Brokerage
Total revenues	$1,381.9	$1,195.6

Earnings before income taxes	$412.4	$318.9

Identifiable assets at March 31, 2019 and 2018	$15,981.8	$13,784.2

Risk Management
Total revenues	$236.4	$229.9

Earnings before income taxes	$22.0	$21.6

Identifiable assets at March 31, 2019 and 2018	$806.6	$735.9

Corporate
Total revenues	$372.3	$412.2

Loss before income taxes	$(112.6)	$(98.2)

Identifiable assets at March 31, 2019 and 2018	$1,843.0	$1,607.4

Disaggregation of Revenue

We disaggregate our revenue from contracts with clients by type and geographic location for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenues by type and segment for the three-month period ended March 31, 2019 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$940.4	$—	$—	$940.4
Fees	261.8	202.9	—	464.7
Supplemental revenues	56.7	—	—	56.7
Contingent revenues	48.0	—	—	48.0
Investment income	17.9	0.4	—	18.3
Net gains on divestitures	57.1	—	—	57.1
Revenues from clean coal activities	—	—	372.3	372.3

Revenues before reimbursements	1,381.9	203.3	372.3	1,957.5
Reimbursements	—	33.1	—	33.1

Total revenues	$1,381.9	$236.4	$372.3	$1,990.6

Revenues by geographical location and segment for the three-month period ended March 31, 2019 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
United States	$1,006.5	$198.5	$372.3	$1,577.3
United Kingdom	203.6	10.2	—	213.8
Australia	46.0	22.5	—	68.5
Canada	57.3	1.2	—	58.5
New Zealand	30.3	4.0	—	34.3
Other foreign	38.2	—	—	38.2

Total revenues	$1,381.9	$236.4	$372.3	$1,990.6

Revenues by type and segment for the three-month period ended March 31, 2018 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$839.4	$—	$—	$839.4
Fees	253.2	194.9	—	448.1
Supplemental revenues	52.0	—	—	52.0
Contingent revenues	34.9	—	—	34.9
Investment income	13.2	0.2	—	13.4
Net gains on divestitures	2.9	—	—	2.9
Revenues from clean coal activities	—	—	412.2	412.2

Revenues before reimbursements	1,195.6	195.1	412.2	1,802.9
Reimbursements	—	34.8	—	34.8

Total revenues	$1,195.6	$229.9	$412.2	$1,837.7

Revenues by geographical location and segment for the three-month period ended March 31, 2018 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Revenues:
United States	$852.8	$192.7	$412.2	$1,457.7
United Kingdom	191.0	9.0	—	200.0
Australia	43.6	23.7	—	67.3
Canada	42.8	1.0	—	43.8
New Zealand	30.1	3.5	—	33.6
Other foreign	35.3	—	—	35.3

Total revenues	$1,195.6	$229.9	$412.2	$1,837.7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month period ended March 31, 2019. Readers should review this information in conjunction with the March 31, 2019 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10-Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2018.

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

Adjusted Non-GAAP presentation - We believe that the adjusted Non-GAAP presentation of the current and prior year information presented on the following pages provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

•

Adjusted revenues and expenses - We define these measures as revenues (for the brokerage segment), revenues before reimbursements (for the risk management segment), compensation expense and operating expense, respectively, each adjusted to exclude the following:

•

Net gains on divestitures, which are primarily net proceeds received related to sales of books of business and other divestiture transactions, such as the disposal of a business unit through sale or closure.

•	Costs related to divestitures, which include legal and other costs related to certain operations that are being exited by us.

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

•

The impact of foreign currency translation, as applicable. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same period in the prior year.

•	Adjusted ratios - Adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.

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

•

Adjusted EBITDAC and Adjusted EBITDAC Margin - Adjusted EBITDAC is EBITDAC adjusted to exclude net gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance and, are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

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

•

Adjusted EPS for the Brokerage and Risk Management segments - Net earnings adjusted to exclude the after-tax impact of net gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges and acquisition related adjustments, the period-over-period impact of foreign currency translation, as applicable, divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

Organic Revenues (a non-GAAP measure) - For the brokerage segment, organic change in base commission and fee revenues, supplemental revenues and contingent revenues excludes the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations in each year presented. These revenues are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, organic change in base commission and fee revenues, supplemental revenues and contingent revenues exclude the period-over-period impact of foreign currency translation. For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions and the fee revenues related to operations disposed of in each year presented. In addition, change in organic growth excludes the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or are due to the limited-time nature of these revenue sources.

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

Overview and First Quarter 2019 Highlights

We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. In the three-month period ended March 31, 2019, we generated approximately 74% of our revenues for the combined brokerage and risk management segments domestically and 26% internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 69%, 12% and 19%, respectively, to revenues during the three-month period ended March 31, 2019. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

We typically cite the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment, but the first quarter 2019 survey had not been published as of the filing date of this report. We anticipate that the trends noted in the fourth quarter 2018 survey will likely be similar to what will be reported for first quarter 2019. The fourth quarter 2018 CIAB survey indicated that commercial property/casualty rates increased by 2.4%, on average, across all lines. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

In 2019, we expect modest increases in retail property/casualty rates and exposures similar to the modest increases observed during 2018. Within our employee benefits and consulting brokerage operations, we believe that employment growth, a tightening labor market and the complexity surrounding the healthcare regulatory environment bode well for the continued demand of our services. In addition, our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. Internationally, in the U.K. and Canada retail property/casualty markets, pricing is similar to the U.S., and we are experiencing an improving market in London Specialty, Australia and New Zealand. Overall, we believe that in a stable to modestly positive rate environment with growing exposure units, our professionals can demonstrate our expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolio. Based on our experience, insurance carriers appear to be making rational pricing decisions. In lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. As carriers reach their profitability targets in certain lines, rates may start to flatten in those lines. In summary, in this environment, clients can still obtain coverage, businesses continue to stay in standard-line markets and there is adequate capacity in the insurance market.

Summary of Financial Results - Three-Month Periods Ended March 31, 2019 and 2018

See the reconciliations of non-GAAP measures on page 40.

(Dollars in millions, except per share data)	1st Quarter 2019		1st Quarter 2018		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$1,381.9	$1,324.8	$1,195.6	$1,171.7	16%	13%
Organic revenues		$1,217.3		$1,151.8		5.7%
Net earnings	$309.5		$239.2		29%
Net earnings margin	22.4%		20.0%		+239 bpts
Adjusted EBITDAC		$471.9		$410.2		15%
Adjusted EBITDAC margin		35.6%		35.0%		+61 bpts
Diluted net earnings per share	$1.59	$1.45	$1.26	$1.29	26%	12%
Risk Management Segment
Revenues before reimbursements	$203.3	$203.3	$195.1	$191.9	4%	6%
Organic revenues		$199.5		$191.7		4.1%
Net earnings	$16.2		$15.9		2%
Net earnings margin (before reimbursements)	8.0%		8.2%		-18 bpts
Adjusted EBITDAC		$34.5		$31.4		10%
Adjusted EBITDAC margin (before reimbursements)		17.0%		16.4%		+61 bpt
Diluted net earnings per share	$0.09	$0.09	$0.09	$0.09	—%	—%
Corporate Segment
Diluted net earnings per share	$0.09	$0.09	$0.13	$0.13
Total Company
Diluted net earnings per share	$1.77	$1.63	$1.48	$1.51	20%	8%

In our corporate segment, net after-tax earnings from our clean energy investments were $61.5 million and $52.5 million in the three-month periods ended March 31, 2019 and 2018, respectively. We anticipate our clean energy investments to generate between $104.5 million and $114.5 million in net earnings in 2019. We expect to use the additional cash flow generated by these earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three-month period ended March 31, 2019 with the same period in 2018. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 44 and 50, respectively, of this filing.

For the Three-Month Periods Ended March 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:
	Revenues Before						Diluted Net
	Reimbursements		Net Earnings		EBITDAC		Earnings Per Share
Segment	2019	2018	2019	2018	2019	2018	2019	2018	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$1,381.9	$1,195.6	$309.5	$239.2	$506.7	$407.8	$1.59	$1.26	26%
Net gains on divestitures	(57.1)	(2.9)	(33.1)	(2.2)	(44.1)	(2.9)	(0.17)	(0.01)
Acquisition integration	—	—	0.3	—	0.4	—	—	—
Workforce & lease termination	—	—	4.7	5.7	6.3	7.6	0.03	0.03
Acquisition related adjustments	—	—	(0.1)	3.9	2.6	2.7	—	0.02
Levelized foreign currency translation	—	(21.0)	—	(2.2)	—	(5.0)	—	(0.01)

Brokerage, as adjusted *	1,324.8	1,171.7	281.3	244.4	471.9	410.2	1.45	1.29	12%

Risk Management, as reported	203.3	195.1	16.2	15.9	34.1	31.9	0.09	0.09	—%
Workforce & lease termination	—	—	0.3	0.2	0.4	0.2	—	—
Acquisition related adjustments	—	—	—	(0.1)	—	—	—	—
Levelized foreign currency translation	—	(3.2)	—	(0.5)	—	(0.7)	—	—

Risk Management, as adjusted *	203.3	191.9	16.5	15.5	34.5	31.4	0.09	0.09	—%

Corporate, as reported	372.3	412.2	26.0	30.9	(65.4)	(59.9)	0.09	0.13

Total Company, as reported	$1,957.5	$1,802.9	$351.7	$286.0	$475.4	$379.8	$1.77	$1.48	20%

Total Company, as adjusted *	$1,900.4	$1,775.8	$323.8	$290.8	$441.0	$381.7	$1.63	$1.51	8%

Total Brokerage & Risk
Management, as reported	$1,585.2	$1,390.7	$325.7	$255.1	$540.8	$439.7	$1.68	$1.35	24%

Total Brokerage & Risk
Management, as adjusted *	$1,528.1	$1,363.6	$297.8	$259.9	$506.4	$441.6	$1.54	$1.38	12%

*

For the three-month period ended March 31, 2019, the pretax impact of the brokerage segment adjustments totals $(37.5) million, with a corresponding adjustment to the benefit for income taxes of $(9.3) million relating to these items. The pretax impact of the risk management segment adjustments totals $0.4 million, with a corresponding adjustment to the provision for income taxes of $0.1 million relating to these items.

For the three-month period ended March 31, 2018, the pretax impact of the brokerage segment adjustments totals $6.9 million, with a corresponding adjustment to the provision for income taxes of $1.7 million relating to these items. The pretax impact of the risk management segment adjustments totals $(0.6) million, with a corresponding adjustment to the benefit for income taxes of $(0.2) million relating to these items.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Quarter Ended March 31, 2019
Brokerage, as reported	$412.4	$102.9	$309.5	$9.8	$299.7	$1.59
Net gains on divestitures	(44.1)	(11.0)	(33.1)	—	(33.1)	(0.17)
Acquisition integration	0.4	0.1	0.3	—	0.3	—
Workforce & lease termination	6.3	1.6	4.7	—	4.7	0.03
Acquisition related adjustments	(0.1)	—	(0.1)	—	(0.1)	—

Brokerage, as adjusted	$374.9	$93.6	$281.3	$9.8	$271.5	$1.45

Risk Management, as reported	$22.0	$5.8	$16.2	$—	$16.2	$0.09
Workforce & lease termination	0.4	0.1	0.3	—	0.3	—

Risk Management, as adjusted	$22.4	$5.9	$16.5	$—	$16.5	$0.09

Quarter Ended March 31, 2018
Brokerage, as reported	$318.9	$79.7	$239.2	$5.0	$234.2	$1.26
Net gains on divestitures	(2.9)	(0.7)	(2.2)	—	(2.2)	(0.01)
Workforce & lease termination	7.6	1.9	5.7	—	5.7	0.03
Acquisition related adjustments	5.1	1.2	3.9	—	3.9	0.02
Levelized foreign currency translation	(2.9)	(0.7)	(2.2)	—	(2.2)	(0.01)

Brokerage, as adjusted	$325.8	$81.4	$244.4	$5.0	$239.4	$1.29

Risk Management, as reported	$21.6	$5.7	$15.9	$—	$15.9	$0.09
Workforce & lease termination	0.2	—	0.2	—	0.2	—
Acquisition related adjustments	(0.1)	—	(0.1)	—	(0.1)	—
Levelized foreign currency translation	(0.7)	(0.2)	(0.5)	—	(0.5)	—

Risk Management, as adjusted	$21.0	$5.5	$15.5	$—	$15.5	$0.09

Results of Operations

Brokerage

The brokerage segment accounted for 69% of our revenues during the three-month period ended March 31, 2019. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our brokerage segment generates revenues by:

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

Class action lawsuit - On December 7, 2018, a class action lawsuit was filed against us, our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) and other defendants including Tribeca, in the District of Arizona. An amended complaint was filed on March 29, 2019. The named plaintiffs are micro-captive clients of Artex or Tribeca and their related entities and owners who had IRC Section 831(b) tax benefits disallowed by the IRS. The complaint attempts to state various causes of action and alleges that the defendants defrauded the plaintiffs by marketing and managing micro-captives with the knowledge that the captives did not constitute bona fide insurance and thus would not qualify for tax benefits. The named plaintiffs are seeking to certify a class of all persons who were assessed back taxes, penalties or interest by the IRS as a result of their ownership of or involvement in an IRS Section 831(b) micro-captive formed or managed by Artex or Tribeca during the time period January 1, 2005 to the present. The complaint does not specify the amount of damages sought by the named plaintiffs or the putative class. The defendants have filed motions to dismiss, arguing that the case should be put into arbitration and that the amended complaint fails to state a claim. We will vigorously defend against the lawsuit. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us.

Financial information relating to our brokerage segment results for the three-month period ended March 31, 2019 as compared to the same period in 2018, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period
	ended March 31,
Statement of Earnings	2019	2018	Change
Commissions	$940.4	$839.4	$101.0
Fees	261.8	253.2	8.6
Supplemental revenues	56.7	52.0	4.7
Contingent revenues	48.0	34.9	13.1
Investment income	17.9	13.2	4.7
Net gains on divestitures	57.1	2.9	54.2

Total revenues	1,381.9	1,195.6	186.3

Compensation	677.2	625.4	51.8
Operating	198.0	162.4	35.6
Depreciation	16.2	14.8	1.4
Amortization	75.5	66.9	8.6
Change in estimated acquisition earnout payables	2.6	7.2	(4.6)

Total expenses	969.5	876.7	92.8

Earnings before income taxes	412.4	318.9	93.5
Provision for income taxes	102.9	79.7	23.2

Net earnings	309.5	239.2	70.3
Net earnings attributable to noncontrolling interests	9.8	5.0	4.8

Net earnings attributable to controlling interests	$299.7	$234.2	$65.5

Diluted net earnings per share	$1.59	$1.26	$0.33

Other Information
Change in diluted net earnings per share	26%	31%
Growth in revenues	16%	10%
Organic change in commissions and fees	5%	5%
Compensation expense ratio	49%	52%
Operating expense ratio	14%	14%
Effective income tax rate	25%	25%
Workforce at end of period (includes acquisitions)	23,130	20,427
Identifiable assets at March 31	$15,981.8	$13,784.2
EBITDAC
Net earnings	$309.5	$239.2	$70.3
Provision for income taxes	102.9	79.7	23.2
Depreciation	16.2	14.8	1.4
Amortization	75.5	66.9	8.6
Change in estimated acquisition earnout payables	2.6	7.2	(4.6)

EBITDAC	$506.7	$407.8	$98.9

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2019 to the same period in 2018 (in millions):

	Three-month period
	ended March 31,
	2019	2018	Change
Net earnings, as reported	$309.5	$239.2	29.4%
Provision for income taxes	102.9	79.7
Depreciation	16.2	14.8
Amortization	75.5	66.9
Change in estimated acquisition earnout payables	2.6	7.2

EBITDAC	506.7	407.8	24.3%
Net gains on divestitures	(44.1)	(2.9)
Acquisition integration	0.4	—
Acquisition related adjustments	2.6	2.7
Workforce and lease termination related charges	6.3	7.6
Levelized foreign currency translation	—	(5.0)

EBITDAC, as adjusted	$471.9	$410.2	15.0%

Net earnings margin, as reported	22.4%	20.0%	+ 239 bpts

EBITDAC margin, as adjusted	35.6%	35.0%	+ 61 bpts

Reported revenues	$1,381.9	$1,195.6

Adjusted revenues - see page 40	$1,324.8	$1,171.7

Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended March 31, 2019, compared to the same period in 2018, was due to revenues associated with acquisitions that were made in the twelve-month period ended March 31, 2019 ($84.7 million), and to the organic change in base commissions and fee revenues. Commissions and fees in the three-month period ended March 31, 2019 included new business production and renewal rate increases of $110.6 million, which was partially offset by lost business of $85.7 million. The organic change in base commissions and fee revenues was 4.8% and 5.1% for the three-month periods ended March 31, 2019 and 2018, respectively.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month period ended March 31, 2019 include the following (in millions):

	Three-Month Period Ended March 31, 2019
	2019	2018	Change
Organic Revenues (Non-GAAP)
Base Commissions and Fees
Commission and fees, as reported	$1,202.2	$1,092.6	10.0%
Less commission and fee revenues from acquisitions	(84.7)	—
Less divested operations	—	(7.8)
Levelized foreign currency translation	—	(18.7)

Organic base commission and fees	$1,117.5	$1,066.1	4.8%

Supplemental revenues
Supplemental revenues, as reported	$56.7	$52.0	9.0%
Less supplemental revenues from acquisitions	(0.4)	—
Levelized foreign currency translation	—	(1.1)

Organic supplemental revenues	$56.3	$50.9	10.6%

Contingent revenues
Contingent revenues, as reported	$48.0	$34.9	37.5%
Less contingent revenues from acquisitions	(4.5)	—
Levelized foreign currency translation	—	(0.1)

Organic contingent revenues	$43.5	$34.8	25.0%

Total reported commissions, fees, supplemental revenues and contingent revenues	$1,306.9	$1,179.5	10.8%
Less commission and fee revenues from acquisitions	(89.6)	—
Less divested operations	—	(7.8)
Levelized foreign currency translation	—	(19.9)

Total organic commissions, fees, supplemental revenues and contingent revenues	$1,217.3	$1,151.8	5.7%

The following is a summary of brokerage segment acquisition activity for 2019 and 2018:

	Three-month period
	ended March 31,
	2019	2018
Number of acquisitions closed	11	6
Estimated annualized revenues acquired (in millions)	$71.2	$26.7

We issued 464,000 shares and 93,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions in the first quarter of 2019 and 2018, respectively.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2019 and 2018 by quarter are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2019
Reported supplemental revenues	$56.7				$56.7
Reported contingent revenues	48.0				48.0

Reported supplemental and contingent revenues	$104.7				$104.7

2018
Reported supplemental revenues	$52.0	$48.1	$43.9	$45.9	$189.9
Reported contingent revenues	34.9	21.8	25.7	15.6	98.0

Reported supplemental and contingent revenues	$86.9	$69.9	$69.6	$61.5	$287.9

2017
Reported supplemental revenues	$47.3	$35.8	$36.9	$38.0	$158.0
Reported contingent revenues	35.0	21.3	21.8	21.4	99.5

Reported supplemental and contingent revenues	$82.3	$57.1	$58.7	$59.4	$257.5

Investment income and net gains on divestitures - This primarily represents interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing and net gains related to divestitures and sales of books of business, which were $57.1 million and $2.9 million for the three-month periods ended March 31, 2019 and 2018, respectively. During the three-month period ended March 31, 2019, we recognized a one-time, net gain of $0.17 of diluted net earnings per share related to the divestiture of a travel insurance brokerage and four other smaller brokerage operations. Investment income in the three-month period ended March 31, 2019 increased compared to the same period in 2018, primarily due to increases in interest income from our U.S. operations due to increases in interest income earned on client held funds from an increase in interest rates.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2019 with the same period in 2018 (in millions):

	Three-month period ended March 31,
	2019	2018

Compensation expense, as reported	$677.2	$625.4
Workforce related charges	(2.2)	(3.9)
Acquisition related adjustments	(2.6)	(2.7)
Levelized foreign currency translation	—	(12.5)

Compensation expense, as adjusted	$672.4	$606.3

Reported compensation expense ratios	49.0%	52.3%

Adjusted compensation expense ratios	50.8%	51.8%

Reported revenues	$1,381.9	$1,195.6

Adjusted revenues - see page 40	$1,324.8	$1,171.7

The increase in compensation expense for the three-month period ended March 31, 2019, compared to the same period in 2018, was primarily due to increased headcount, salary increases and increases in incentive compensation linked to operating results ($48.8 million in the aggregate), increases in employee benefits - $6.8 million, temporary-staffing expense - $0.3 million and stock compensation expense - $0.2 million, partially offset by decreases in severance related costs - $1.7 million, earnout related compensation charges - $1.4 million and deferred compensation - $1.2 million. The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended March 31, 2019.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2019 with the same period in 2018 (in millions):

	Three-month period
	ended March 31,
	2019	2018

Operating expense, as reported	$198.0	$162.4
Acquisition integration	(0.4)	—
Workforce and lease termination related charges	(4.1)	(3.7)
Costs related to divestitures	(13.0)	—
Levelized foreign currency translation	—	(3.5)

Operating expense, as adjusted	$180.5	$155.2

Reported operating expense ratios	14.3%	13.6%

Adjusted operating expense ratios	13.6%	13.3%

Reported revenues	$1,381.9	$1,195.6

Adjusted revenues - see page 40	$1,324.8	$1,171.7

The increase in operating expense for the three-month period ended March 31, 2019 compared to the same period in 2018, was primarily due to unfavorable foreign currency translation - $0.3 million and increases in professional and banking fees - $15.6 million, technology expenses - $6.2 million, meeting and client entertainment expense - $3.9 million, marketing expense - $3.4 million, outside consulting fees - $3.4 million, office supplies $2.0 million, employee related expense - $0.9 million, business insurance - $0.8 million, outside services expense - $0.4 million, other expense - $0.4 million, lease termination charges- $0.4 million and premium financing expense - $0.2 million, partially offset by decreases in real estate expenses - $1.1 million and licenses and fees - $0.7 million. Also impacting operating expense in the three-month period ended March 31, 2019, were expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2019.

Depreciation - Depreciation expense increased in the three-month period ended March 31, 2019 compared to the same period in 2018 by $1.4 million. The increase in depreciation expense in 2019 compared to 2018 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems. Also contributing to the increase in depreciation expense was the depreciation expenses associated with acquisitions completed in the twelve-month period ended March 31, 2019.

Amortization - The increase in amortization expense in the three-month period ended March 31, 2019 compared to the same period in 2018 was primarily due to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended March 31, 2019. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, three to five years for non-compete agreements and two to fifteen years for trade names).

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2019, compared to the same period in 2018, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended March 31, 2019 and 2018, we recognized $5.3 million and $4.8 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2015 to 2019. In addition, during the three-month periods ended March 31, 2019 and 2018, we recognized $2.7 million of income and $2.4 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 33 and 38 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2015 to 2019 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2019 and 2018, was 25.0%. We anticipate reporting an effective tax rate of approximately 24.0% to 26.0% in our brokerage segment for the foreseeable future.

Net earnings (loss) attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2019 and 2018, include noncontrolling interest earnings of $9.8 million and $5.0 million, respectively, primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum). We are partners in this venture with Grahame Chilton, the former CEO of our International Brokerage Division (he stepped down from that role effective July 1, 2018). We are the controlling partner, participating in 33% of Capsicum’s net operating results and Mr. Chilton owns approximately 50% of Capsicum.

Risk Management

The risk management segment accounted for 12% of our revenue during the three-month period ended March 31, 2019. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for the three-month period ended March 31, 2019 as compared to the same period in 2018, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period
	ended March 31,
Statement of Earnings	2019	2018	Change
Fees	$202.9	$194.9	$8.0
Investment income	0.4	0.2	0.2

Revenues before reimbursements	203.3	195.1	8.2
Reimbursements	33.1	34.8	(1.7)

Total revenues	236.4	229.9	6.5

Compensation	124.8	119.0	5.8
Operating	44.4	44.2	0.2
Reimbursements	33.1	34.8	(1.7)
Depreciation	10.8	8.8	2.0
Amortization	1.0	1.3	(0.3)
Change in estimated acquisition earnout payables	0.3	0.2	0.1

Total expenses	214.4	208.3	6.1

Earnings before income taxes	22.0	21.6	0.4
Provision for income taxes	5.8	5.7	0.1

Net earnings	16.2	15.9	0.3
Net earnings attributable to noncontrolling interests	—	—	—

Net earnings attributable to controlling interests	$16.2	$15.9	$0.3

Diluted net earnings per share	$0.09	$0.09	$—

Other information
Change in diluted net earnings per share	0%	13%
Growth in revenues (before reimbursements)	4%	10%
Organic change in fees (before reimbursements)	4%	8%
Compensation expense ratio (before reimbursements)	61%	61%
Operating expense ratio (before reimbursements)	22%	23%
Effective income tax rate	26%	26%
Workforce at end of period (includes acquisitions)	6,435	5,983
Identifiable assets at March 31	$806.6	$735.9
EBITDAC
Net earnings	$16.2	$15.9	$0.3
Provision for income taxes	5.8	5.7	0.1
Depreciation	10.8	8.8	2.0
Amortization	1.0	1.3	(0.3)
Change in estimated acquisition earnout payables	0.3	0.2	0.1

EBITDAC	$34.1	$31.9	$2.2

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2019 to the same period in 2018 (in millions):

	Three-month period
	ended March 31,
	2019	2018	Change
Net earnings, as reported	$16.2	$15.9	1.9%
Provision for income taxes	5.8	5.7
Depreciation	10.8	8.8
Amortization	1.0	1.3
Change in estimated acquisition earnout payables	0.3	0.2

Total EBITDAC	34.1	31.9	6.9%
Workforce and lease termination related charges	0.4	0.2
Levelized foreign currency translation	—	(0.7)

EBITDAC, as adjusted	$34.5	$31.4	9.9%

Net earnings margin (before reimbursements), as reported	8.0%	8.2%	-18 bpts

EBITDAC margin (before reimbursements), as adjusted	17.0%	16.4%	+61 bpts

Reported revenues (before reimbursements)	$203.3	$195.1

Adjusted revenues (before reimbursements) - see page 40	$203.3	$191.9

Fees - The increase in fees for the three-month period ended March 31, 2019 compared to the same period in 2018 was due primarily to new business of $8.6 million, which were partially offset by lost business of $4.0 million and lower international performance bonus fees. Organic change in fee revenues for the three-month period ended March 31, 2019 was 4.1% compared to 7.7% for the same period in 2018.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month period ended March 31, 2019 include the following (in millions):

	Three-Month Period Ended March 31, 2019
Organic Revenues (Non-GAAP)	2019	2018	Change
Fees	$201.6	$193.3	4.3%
International performance bonus fees	1.3	1.6

Fees as reported	202.9	194.9	4.1%
Less fees from acquisitions	(3.4)	—
Levelized foreign currency translation	—	(3.2)

Organic fees	$199.5	$191.7	4.1%

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

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three-month period ended March 31, 2019 increased compared to the same period in 2018 primarily due to increases in interest income from our U.S. operations due to an increase in interest rates.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2019 with the same period in 2018 (in millions):

	Three-month period
	ended March 31,
	2019	2018
Compensation expense, as reported	$124.8	$119.0
Workforce related charges	(0.4)	(0.1)
Levelized foreign currency translation	—	(1.9)

Compensation expense, as adjusted	$124.4	$117.0

Reported compensation expense ratios (before reimbursements)	61.4%	61.0%

Adjusted compensation expense ratios (before reimbursements)	61.2%	61.0%

Reported revenues (before reimbursements)	$203.3	$195.1

Adjusted revenues (before reimbursements) - see page 40	$203.3	$191.9

The increase in compensation expense for the three-month period ended March 31, 2019 compared to the same period in 2018, was primarily due to increased headcount and increases in salaries and incentive compensation ($7.4 million in the aggregate), temporary-staffing expense (due to temporary help associated with new program ramp up) - $1.3 million and severance related costs - $0.3 million, partially offset by a favorable foreign currency translation - $1.9 million and decreases in stock compensation expense - $0.7 million, deferred compensation - $0.3 million and employee benefits expense - $0.3 million. Contributing to the increase in employee headcount are employees associated with the acquisitions completed in the twelve-month period ended March 31, 2019.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2019 with the same period in 2018 (in millions):

	Three-month period
	ended March 31,
	2019	2018
Operating expense, as reported	$44.4	$44.2
Workforce and lease termination related charges	—	(0.1)
Levelized foreign currency translation	—	(0.6)

Operating expense, as adjusted	$44.4	$43.5

Reported operating expense ratios (before reimbursements)	21.8%	22.7%

Adjusted operating expense ratios (before reimbursements)	21.8%	22.7%

Reported revenues (before reimbursements)	$203.3	$195.1

Adjusted revenues (before reimbursements) - see page 40	$203.3	$191.9

The increase in operating expense for the three-month period ended March 31, 2019 compared to the same period in 2018, was primarily due to increases in outside consulting fees - $1.9 million, meeting and client entertainment expense - $1.0 million, technology expenses - $0.5 million, employee expense - $0.5 million and licenses and fees - $0.4 million, partially offset by decreases in business insurance $1.3 million, professional and banking fees - $1.5 million, bad debt expense - $0.8 million, other expense - $0.2 million and office supplies - $0.2 million.

Depreciation - Depreciation expense increased in the three-month period ended March 31, 2019 compared to the same period in 2018 by $2.0 million. These increases reflect the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - The decrease in amortization expense in the three-month period ended March 31, 2019 compared to the same period in 2018 was primarily due to additional amortization expense recognized in 2018 for a true-up adjustment made related to a purchase price allocation on one acquisition. Historically, the risk management segment has made few acquisitions. We made one acquisition in this segment during the three-month period ended March 31, 2018 with estimated annualized revenues acquired of $3.2 million.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2019 compared to the same period in 2018, was primarily due to acquisition activity in 2018. During the three-month periods ended March 31, 2019 and 2018, we recognized $0.3 million of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month period ended March 31, 2018, we recognized $0.1 million of income, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for one acquisition.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended March 31, 2019 and 2018 was 26.4%. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency translation. For a detailed discussion of the nature of these investments, see Note 12 to our consolidated financial statements included herein for a summary of our investments as of March 31, 2019 and in Note 14 to our most recent Annual Report on Form 10-K as of December 31, 2018. For a detailed discussion of the nature of our debt, see Note 7 to our consolidated financial statements included herein as of March 31, 2019 and in Note 8 to our most recent Annual Report on Form 10-K as of December 31, 2018.

Financial information relating to our corporate segment results for the three-month period ended March 31, 2019 as compared to the same period in 2018 is as follows (in millions, except per share and percentages):

	Three-month period
	ended March 31,
Statement of Earnings	2019	2018	Change
Revenues from consolidated clean coal production plants	$356.4	$400.5	$(44.1)
Royalty income from clean coal licenses	16.6	12.2	4.4
Loss from unconsolidated clean coal production plants	(0.7)	(0.5)	(0.2)

Total revenues	372.3	412.2	(39.9)

Cost of revenues from consolidated clean coal production plants	382.5	431.2	(48.7)
Compensation	35.1	31.4	3.7
Operating	20.1	9.5	10.6
Interest	40.2	31.3	8.9
Depreciation	7.0	7.0	—

Total expenses	484.9	510.4	(25.5)

Loss before income taxes	(112.6)	(98.2)	(14.4)
Benefit for income taxes	(138.6)	(129.1)	(9.5)

Net earnings	26.0	30.9	(4.9)
Net earnings attributable to noncontrolling interests	7.8	7.3	0.5

Net earnings attributable controlling interests	$18.2	$23.6	$(5.4)

Diluted net earnings per share	$0.09	$0.13	$(0.04)

Identifiable assets at March 31	$1,843.0	$1,607.4
EBITDAC
Net earnings	$26.0	$30.9	$(4.9)
Benefit for income taxes	(138.6)	(129.1)	(9.5)
Interest	40.2	31.3	8.9
Depreciation	7.0	7.0	—

EBITDAC	$(65.4)	$(59.9)	$(5.5)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities.

The decrease in revenue from consolidated clean coal production plants for the three-month period ended March 31, 2019, compared to the same period in 2018, was due primarily to decreased production of clean coal.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of March 31, 2019, we held a 46.5% controlling interest in Chem-Mod LLC. As Chem-Mod LLC’s manager, we are required to consolidate its operations.

The increase in royalty income in the three-month period ended March 31, 2019, compared to the same period in 2018, was due to increased production of refined coal by Chem-Mod LLC’s licensees.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities. The production of the refined coal generates pretax operating losses.

The low level of losses in the three-month periods ended March 31, 2019 and 2018 is due to the vast majority of our operations being consolidated.

Cost of revenues - Cost of revenues from consolidated clean coal production plants, consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above. The decrease in the three-month period ended March 31, 2019, compared to the same period in 2018, was primarily due to decreased production.

Compensation expense - Compensation expense in the three-month periods ended March 31, 2019 and 2018, respectively, includes salary and benefit expenses of $9.8 million and $8.1 million and incentive compensation of $25.3 million and $23.3 million, respectively. The increase in salary and benefits expense for the three-month period ended March 31, 2019 compared to the same period in 2018, was primarily due to increased staffing and salary increases. The increase in incentive compensation for the three-month period ended March 31, 2019 compared to the same period in 2018, was due primarily to the clean energy results for the quarter.

Operating expense - Operating expense in the three-month period ended March 31, 2019 includes banking and related fees of $1.0 million, external professional fees and other due diligence costs related to acquisitions of $3.6 million, other corporate and clean energy related expenses of $7.5 million, $5.9 million of corporate related data and branding initiatives, and a net unrealized foreign exchange remeasurement loss of $2.1 million.

Operating expense in the three-month period ended March 31, 2018 includes banking and related fees of $0.9 million, external professional fees and other due diligence costs related to acquisitions of $2.0 million, other corporate and clean energy related expenses of $2.1 million, $1.9 million of corporate related data and branding initiatives, expenses of $1.4 million for systems and consulting related to implementation of the new revenue recognition accounting rules, and a net unrealized foreign exchange remeasurement loss of $1.2 million.

Interest expense - The increase in interest expense for the three-month period ended March 31, 2019, compared to the same period in 2018, was due to the following:

Change in interest expense related to:	Three-month period ended March 31, 2019
Interest on borrowings from our Credit Agreement	$1.2
Interest on the maturity of the Series C notes	(0.7)
Interest on the maturity of the Series K notes	(0.3)
Interest on the $500.0 million notes funded on June 13, 2018	5.7
Interest on the $340.0 million notes funded on February 13, 2019	2.3
Interest on the $260.0 million notes funded on March 13, 2019	0.7

Net change in interest expense	$8.9

Depreciation - Depreciation expense in the three-month period ended March 31, 2019 was flat compared to the same period in 2018.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. Our consolidated effective tax rate for the three-month period ended March 31, 2019 was (9.3)% compared to (18.0)% for the same period in 2018. The tax rates for March 31, 2019 and 2018 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the period. There were $101.1 million and $94.6 million of IRC Section 45 tax credits recognized in the three-month periods ended March 31, 2019 and 2018, respectively. There were $54.1 million and $60.6 million of tax credits produced in the three-month periods ended March 31, 2019 and 2018, respectively.

Net earnings attributable to noncontrolling interests: The amounts reported in this line for the three-month periods ended March 31, 2019 and 2018 include non-controlling interest earnings of $9.1 million and $8.7 million, respectively related to our investment in Chem-Mod LLC. As of March 31, 2019 and 2018, we held a 46.5% controlling interest in Chem-Mod LLC. Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three-month periods ended March 31, 2019 and 2018 for the corporate segment (in millions):

Three-Month Periods March 31,	2019			2018
	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(41.1)	$10.7	$(30.4)	$(32.5)	$8.5	$(24.0)
Clean energy related (1)	(53.5)	115.0	61.5	(56.9)	109.4	52.5
Acquisition costs	(3.9)	0.6	(3.3)	(2.0)	0.3	(1.7)
Corporate (including impact of U.S. tax reform)	(21.9)	12.3	(9.6)	(14.1)	10.9	(3.2)

Reported first quarter	$(120.4)	$138.6	$18.2	$(105.5)	$129.1	$23.6

(1)	Pretax loss for the first quarter are presented net of amounts attributable to noncontrolling interests of $7.8 million in 2019 and $7.3 million in 2018.

Interest and banking costs - Interest and banking costs includes expenses related to our debt.

Clean energy related - Includes the operating results related to our investments in clean coal production plants and Chem-Mod LLC.

Acquisition costs - Consists of professional fees, due diligence and other costs incurred related to our acquisitions.

Corporate - Consists of overhead allocations mostly related to corporate staff compensation and other corporate level activities, cross-selling and motivational meetings for our production staff and field management, expenses related to our new corporate headquarters, corporate related data and branding initiatives, expenses for systems and consulting related to the implementation of the new revenue recognition accounting and tax reform rules, and the impact of foreign currency translation. The income tax benefit of stock based awards that vested or were settled in the three-month periods ended March 31, 2019 and 2018 was $6.0 million and $8.8 million, respectively, and is included in the table above in the Corporate line.

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

The following table provides a summary of our clean coal plant investments as of March 31, 2019 (in millions):

		Our Tax-Effected Book Value At March 31, 2019	Our Portion of Estimated
			Low Range 2019 After-tax Earnings	High Range 2019 After-tax Earnings
Investments that own 2009 Era Plants
12	Under long-term production contracts	$2.8	$15.0	$17.0
2	Not currently active in negotiations for long-term production contracts	—	Not Estimable	Not Estimable

Investments that own 2011 Era Plants
19	Under long-term production contracts	29.6	68.0	73.0
1	In early stages of negotiations for long-term production contract	0.1	Not Estimable	Not Estimable
Chem-Mod royalty income, net of noncontrolling interests		3.0	22.0	25.0

The estimated earnings information in the table reflects management’s current best estimate of the 2019 low and high ranges of after-tax earnings based on early production estimates from the host utilities, other operating assumptions, including current U.S. federal income tax laws. However, coal-fired power plants may not ultimately produce refined fuel at estimated levels due to seasonal electricity demand, production costs, natural gas prices, weather conditions, as well as many other operational, regulatory and environmental compliance reasons. Future changes in EPA regulations or U.S. federal income tax laws might materially impact these estimates. Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 18, 19 and 20 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, for a more detailed discussion of these and other factors that could impact the information above.

Our investment in Chem-Mod LLC generates royalty income from refined coal production plants owned by those limited liability companies in which we invest as well as refined coal production plants owned by other unrelated parties. Future changes in EPA regulations or U.S. federal income tax laws might materially impact the earnings estimates.

On April 18, 2018, Nalco Company (which we refer to as Nalco) filed patent infringement lawsuits in the Western District of Wisconsin against two unaffiliated power plants that burn refined coal using the Chem-ModTM Solution. These complaints were filed following Nalco’s voluntary dismissal of its action against Chem-Mod LLC and other defendants that was originally filed in the Northern District of Illinois in April 2014, as previously disclosed in our SEC filings. On July 16, 2018, Nalco amended its complaints to name as an additional defendant in each case the refined coal limited liability company that sells refined coal to the power plant defendant in each case. The refined coal limited liability companies are licensed by Chem-Mod LLC to use the Chem-ModTM Solution to produce refined coal. The complaints allege that the named defendants infringed a patent licensed exclusively to Nalco and seek unspecified damages and injunctive relief. Although neither we nor Chem-Mod LLC is named as a defendant in either of the complaints, their defense was tendered to Chem-Mod LLC under certain agreements that provide for defense and indemnity, and those tenders were accepted. Chem-Mod LLC is directing the vigorous defense of these lawsuits. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of these matters and the financial impact to us.

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

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2018 and for the three-month period ended March 31, 2019, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior secured notes and issuances of our common stock.

Cash used by operating activities was $(96.2) million and $(217.6 million) for the three-month periods ended March 31, 2019 and 2018, respectively. The decrease in cash used by operating activities during the three-month period ended March 31, 2019 compared to the same period in 2018 was partially due to the following items: decreases in 2019 compared to 2018 of $1.9 million of payments on acquisition earnouts in excess of original estimates and $13.4 million of income taxes payments. Also contributing to the decrease in cash used by operating activities during the three-month period ended March 31, 2019 compared to the same period in 2018 were timing differences between years in the collection of receivables related to accrued supplemental, direct bill and other receivables. Net cash flow from operating activities is typically a net use of cash in first quarter due to the timing of payments related to incentive compensation and employee benefits.

In addition, cash used by operating activities for the three-month period ended March 31, 2019 was favorably impacted by timing differences in the receipts and disbursements of client fiduciary related balances in 2019 compared to 2018. The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for the three-month period ended March 31, 2019 with the same period in 2018 (in millions):

	Three-month period ended March 31,
	2019	2018
Net change in premiums and fees receivable	$(1,285.6)	$(1,505.4)
Net change in premiums payable to underwriting enterprises	876.9	979.4

Net cash used by the above	$(408.7)	$(526.0)

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

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $475.4 million and $379.8 million for the three-month periods ended March 31, 2019 and 2018, respectively. Net earnings attributable to controlling interests were $334.1 million and $273.7 million for the three-month periods ended March 31, 2019 and 2018, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2019 plan year nor were we required to make any minimum contributions to the plan for the 2018 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the three-month periods ended March 31, 2019 and 2018. In third quarter 2018, we made a $30.0 million discretionary contribution to the plan. We are not considering making any discretionary contributions to the plan in 2019, but may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Capital expenditures were $39.3 million and $31.1 million for the three-month periods ended March 31, 2019 and 2018, respectively. In 2019, we expect total expenditures for capital improvements to be approximately $125.0 million, part of which is related to expenditures on office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, were $175.6 million and $57.3 million in the three-month periods ended March 31, 2019 and 2018, respectively. In addition, during the three-month period ended March 31, 2019, we issued 0.5 million shares ($36.5 million) of our common stock as payment for a portion of the total consideration paid for 2019 acquisitions and earnout payments made in 2019. During the three-month period ended March 31, 2018, we issued 0.1 million shares ($6.4 million) of our common stock as payment for consideration paid for 2018 acquisitions and earnout payments made in 2018. We completed 11 acquisitions and 7 acquisitions in the three-month periods ended March 31, 2019 and 2018, respectively. Annualized revenues of businesses acquired in the three-month periods ended March 31, 2019 and 2018 totaled approximately $71.2 million and $29.9 million, respectively. In 2019, we expect to use new debt, our Credit Agreement, cash from operations and our common stock or a combination thereof to fund all of acquisitions we complete.

Dispositions - During the three-month periods ended March 31, 2019 and 2018, we sold several books of business and recognized net gains of $57.1 million and $2.9 million, respectively. We received net cash proceeds of $74.0 million and $2.2 million related to the 2019 and 2018 transactions, respectively.

During the three-month period ended March 31, 2019, we recognized a one-time, net gain of $0.17 of diluted net earnings per share related to the divestiture of a travel insurance brokerage and four other smaller brokerage operations.

Clean Energy Investments - During the period from 2009 through 2019, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2019 annual net after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2019, is $104.5 million to $114.5 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2019. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows through at least 2025. While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 56 and 57 for a more detailed description of these investments and their risks and uncertainties.

Cash Flows From Financing Activities

On April 8, 2016, we entered into an amendment and restatement to our multicurrency credit agreement dated September 19, 2013 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from September 19, 2018 to April 8, 2021 and increased the revolving credit commitment from $600.0 million to $800.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,100.0 million. At March 31, 2019, $260.0 million of borrowings were outstanding under the Credit Agreement. Due to the outstanding loans and letters of credit, $523.0 million remained available for potential borrowings under the Credit Agreement at March 31, 2019.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the three-month period ended March 31, 2019, we borrowed $1,025.0 million and repaid $1,030.0 million under our Credit Agreement. In the three-month period ended March 31, 2018, we borrowed $815.0 million and repaid $645.0 million under our Credit Agreement. Principal uses of the 2019 and 2018 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

We have a secured revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$160.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$25.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. There was a three month increase in the AU$160.0 million tranche to AU$190.0 million, which expired on January 31, 2019. The Premium Financing Debt Facility expires May 18, 2020. At March 31, 2019, $134.8 million of borrowings were outstanding under the Premium Financing Debt Facility.

On June 13, 2018, we closed and funded offerings of $500.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate), which was used in part to fund the $50.0 million June 24, 2018 Series K notes maturity. The weighted average maturity of the $450.0 million of senior fixed rate notes is 13.6 years and their weighted average interest rate is 4.42% after giving effect to net hedging gains. The interest rate on the $50.0 million of floating rate notes would be 3.98% using three-month LIBOR on April 23, 2019. In 2017 and 2018, we entered into pre-issuance interest rate hedging transactions related to the $500.0 million private placement funded on June 13, 2018. We realized a net cash gain of approximately $2.9 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt. We used the proceeds of these offerings to repay certain existing indebtedness and fund acquisitions.

On February 13, 2019, we closed an offering of $600.0 million aggregate principal amount of fixed rate private placement senior unsecured notes. This offering was funded on February 13, 2019 ($340.0 million) and March 13, 2019 ($260.0 million). The weighted average maturity of these notes is 10.1 years and the weighted average interest rate is 5.04% after giving effect to a net hedging loss. In 2017 and 2018, we entered into pre-issuance interest rate hedging transactions related to this private placement. We realized a net cash loss of approximately $1.2 million on the hedging transactions, that will be recognized on a pro rata basis as an increase in our reported interest expense over the life of the debt.

The notes consist of the following tranches:

•	$100.0 million of 4.72% senior notes due in 2024;

•	$140.0 million of 4.85% senior notes due in 2026;

•	$100.0 million of 5.04% senior notes due in 2029;

•	$180.0 million of 5.14% senior notes due in 2031;

•	$40.0 million of 5.29% senior notes due in 2034; and

•	$40.0 million of 5.45% senior notes due in 2039

We used the proceeds of these offerings to repay certain existing indebtedness and fund acquisitions.

At March 31, 2019, we had $3,798.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into during the period from 2009 to 2019, and our credit facility, and a cash and cash equivalent balance of $871.5 million. See Note 7 to our March 31, 2019 unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

Consistent with past practice, as of March 31, 2019, we had entered into pre-issuance hedging transactions of $250.0 million for 2019.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at March 31, 2019.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2019, we declared $80.3 million in cash dividends on our common stock, or $0.43 per common share, a 5% increase over the three-month period ended March 31, 2018. On April 24, 2019, we announced a quarterly dividend for second quarter 2019 of $0.43 per common share. This dividend level in 2019 will result in annualized net cash used by financing activities in 2019 of approximately $318.0 million (based on the number of outstanding shares as of March 31, 2019) or an anticipated increase in cash used of approximately $16.2 million compared to 2018. We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2016, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any shares under this registration statement. On November 15, 2016, we also filed a shelf registration statement on Form S-4 with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with the future acquisitions of other businesses, assets or securities. At March 31, 2019, 8.7 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in 2008, for up to 10.0 million shares (7.3 million shares remain available). During the three-month period ended March 31, 2019, we did not repurchase shares of our common stock and during the three-month period ended March 31, 2018, we repurchased 0.1 million shares of our common stock at cost of $11.3 million. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the three-month periods ended March 31, 2019 and 2018, were $32.8 million and $32.3 million, respectively. On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 13.0 million shares (less any shares of restricted stock issued under the LTIP – 2.8 million shares of our common stock were available for this purpose as of March 31, 2019) were available for grant under the LTIP at March 31, 2019. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the three-month periods ended March 31, 2019 and 2018, and we believe this favorable trend will continue in the foreseeable future.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 15 to the March 31, 2019 unaudited consolidated financial statements for a discussion of these obligations and commitments. In addition, see Note 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Note 15 to the March 31, 2019 unaudited consolidated financial statements for a discussion of our off-balance sheet arrangements. In addition, see Notes 8, 14 and 16 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2019. During the three-month period ended March 31, 2019, we recognized a one-time, net gain of $0.17 of diluted net earnings per share related to the divestiture of a travel insurance brokerage and four other smaller brokerage operations. We did not have any material dispositions during the three-month period ended March 31, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2019 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at March 31, 2019 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from the carrying values at March 31, 2019.

At March 31, 2019, we had $3,798.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at March 31, 2019 was $3,943.1 million due to their long-term duration and fixed interest rates associated with these debt obligations. Because no active market exists for our private placement long-term debt, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about future income streams for each lender. This methodology calculates the original deal spread at the time of each debt issuance, equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date equals the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. We determined that the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index was the appropriate benchmark based on the insurance industry profile and credit rating of the index constituents.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point decrease in our weighted average borrowing rate at March 31, 2019 and the resulting fair values would have been $404.7 million higher than their carrying value (or $4,202.7 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one-percentage point increase in our weighted average borrowing rate at March 31, 2019 and the resulting fair values would have been $92.7 million lower than their carrying value (or $3,705.3 million).

At March 31, 2019, we had $260.0 million of borrowings outstanding under our Credit Agreement. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at March 31, 2019, and the resulting fair value is not materially different from their carrying value.

At March 31, 2019, we had $134.8 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at March 31, 2019, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and South American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2019 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $2.5 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2019 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $2.0 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments when market opportunities arose to minimize our exposure to this risk. During the three-month periods ended March 31, 2019 and 2018, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues through various future payment dates. In addition, during the three-month periods ended March 31, 2019 and 2018, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, Derivatives and Hedging, and effectiveness is periodically assessed to determine if all critical hedge terms match in accordance with such guidance. If critical terms no longer match, any mismatch will be recognized in revenue or expense when the hedged transaction impacts earnings or when the hedged item becomes probable not to occur. In the three-month period ended March 31, 2019 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the three-month periods ended March 31, 2019 and 2018. See Note 14 to our unaudited consolidated financial statements for the changes in fair value of the derivative instruments reflected in comprehensive earnings at March 31, 2019.

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

Please see the information set forth in Note 15 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 1A.	Risk Factors

The risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 should be considered alongside the information contain in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
January 1 through January 31, 2019	7,537	$74.26	—	7,287,019
February 1 through February 28, 2019	2,811	79.29	—	7,287,019
March 1 through March 31, 2019	234,633	79.65	—	7,287,019

Total	244,981	$79.48	—

(1)

Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 10 to the March 31, 2019 unaudited consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the first quarter of 2019, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2019 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after-tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.

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

Arthur J. Gallagher & Co.

Date: April 29, 2019	By:	/s/ Douglas K. Howell
Douglas K. Howell
Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)