Form 10-K
period 2019-12-31
ARTHUR J. GALLAGHER & CO.
filed 2020-02-07
CIK 354190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
 10-K
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
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
☐
.
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
.
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes
☒
    No
☐
.
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
    No
☒
.
The aggregate market value of the voting common equity held by non-affiliates
of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 201
9
(the last day of the registrant’s most recently completed second quarter) was $14,245,000.
The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31,
2020
was
188,247,000

.
Documents incorporated by reference:
Portions of Arthur J. Gallagher & Co.’s definitive 20
20
Proxy Statement are incorporated by reference into this Form
 10-K
in response to Part III to the extent described herein.

Information Concerning Forward-Looking Statements
This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, investigations, reviews or litigation; the impact of changes in accounting rules, including the changed revenue recognition and lease accounting standards; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes, including the impact of tax reform; and expectations regarding our investments, including our clean energy investments; and integrating recent acquisitions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.
Potential factors that could impact results include:
•	An economic downturn or unstable economic conditions whatever the cause, including pandemics like the coronavirus, Brexit, tariffs, trade wars or climate change and other long-term environmental risks;

•	Volatility or declines in premiums or other adverse trends in the insurance industry;

•	Competitive pressures, including as a result of innovation, in each of our businesses;

•	Risks that could negatively affect the success of our acquisition strategy, including continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms and newly public insurance brokers, which could make it more difficult to identify targets and could make them more expensive, the risk that we may not receive timely regulatory approval of desired transactions, execution risks, integration risks, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated liabilities such as cybersecurity issues or those relating to violations of anti-corruption and sanctions laws;

•	Failure to successfully and cost-effectively integrate recently acquired businesses and their operations or fully realize synergies from such acquisitions in the expected time frame;

•	Cyber attacks or other cybersecurity incidents; improper disclosure of confidential, personal or proprietary data; and changes to laws and regulations governing cybersecurity and data privacy;

•	Risks arising from changes in U.S. or foreign tax laws, including our ability to effectively account for the U.S. Tax Cuts and Jobs Act (which we refer to as the Tax Act) and related regulations;

•	Uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark;

•	Our failure to attract and retain experienced and qualified talent, including our senior management team;

•	Risks arising from our substantial international operations, including the risks posed by political and economic uncertainty in certain countries (such as the risks posed by Brexit), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti-corruption, sanctions and privacy laws), and risks arising from the complexity of managing businesses across different time zones, languages, geographies, cultures and legal regimes that conflict with one another at times;

•	Risks particular to our risk management segment, including any slowing of the trend toward outsourcing claims administration, and of the concentration of large amounts of revenue with certain clients;

•	The higher level of variability inherent in contingent and supplemental revenues versus standard commission revenues, particularly in light of the changed revenue recognition accounting standard;

•	Sustained increases in the cost of employee benefits;

•	Our failure to apply technology effectively in driving value for our clients through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;

•	A disaster or other significant disruption to business continuity;

•	Damage to our reputation;

•	Our failure to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods or the failure of state and local governments to follow through on agreed-upon income tax credits or other tax related incentives, relating to our corporate headquarters);

•	Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (which we refer to as FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (which we refer to as FATCA);

•	The outcome of any existing or future investigation, review, regulatory action or litigation;

•	Unfavorable determinations related to contingencies and legal proceedings;

•	Significant changes in foreign exchange rates;

•	Changes to our financial presentation from new accounting estimates and assumptions (including as a result of the changed lease and revenue recognition standards or the Tax Act);

•	Changes in healthcare-related laws and regulations with the potential to negatively impact our employee benefits consulting business, including
“Medicare-for-all”
and other proposed laws expanding the role of public programs in healthcare;

•	Risks related to our clean energy investments, including intellectual property claims, utilities switching from coal to natural gas or renewable energy sources, environmental and product liability claims, environmental compliance costs and the risk of disallowance by the Internal Revenue Service (IRS) of previously claimed tax credits;

•	The risk that our outstanding debt adversely affects our financial flexibility and restrictions and limitations in the agreements and instruments governing our debt;

•	The risk we may not be able to receive dividends or other distributions from subsidiaries;

•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions and for other reasons; and

•	Volatility of the price of our common stock.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risk factors referred to above. Our future performance and actual results may differ materially from those expressed in forward-looking statements. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of the applicable document. Many of the factors that will determine these results are beyond our ability to control or predict. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Forward-looking statements speak only as of the date that they are made, and we do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect new information, future or unexpected events or otherwise, except as required by applicable law or regulation. Further information about factors that could materially affect us, including our results of operations and financial condition, is contained in the “Risk Factors” section of Part I, Item 1A of this report.

Arthur J. Gallagher & Co.
Annual Report on Form
10-K
For the Fiscal Year Ended December 31, 2019
Index

		Page No.
Part I .

Item 1.	Business	4-9

Item 1A.	Risk Factors	10-22

Item 1B.	Unresolved Staff Comments	22

Item 2.	Properties	23

Item 3.	Legal Proceedings	23

Item 4.	Mine Safety Disclosures	23

Information About Our Executive Officers		23

Part II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	23-24

Item 6.	Selected Financial Data	25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26-56

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk	56-57

Item 8.	Financial Statements and Supplementary Data	58-112

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113

Item 9A.	Controls and Procedures	113

Item 9B.	Other Information	113

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	113

Item 11.	Executive Compensation	113

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	113

Item 13.	Certain Relationships and Related Transactions, and Director Independence	113

Item 14.	Principal Accountant Fees and Services	114

Part IV.

Item 15.	Exhibits and Financial Statement Schedules	114-116

Item 16.	Form 10-K Summary	116

Signatures		117

Schedule II - Valuation and Qualifying Accounts		118

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
Since our founding in 1927, we have grown from a
one-person
insurance agency to the world’s fourth largest insurance broker/risk manager based on revenues, according to
Business Insurance
magazine’s July 2019 edition, and one of the world’s largest property/casualty third party claims administrators, according to
Business Insurance
magazine’s May 2019 edition. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 68%, 14% and 18%, respectively, to 2019 revenues. We generate approximately 69% of our revenues from the combined brokerage and risk management segments in the United States (U.S.), with the remaining 31% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the United Kingdom (U.K.). All of the revenues of the corporate segment are generated in the U.S.
Shares of our common stock are traded on the New York Stock Exchange under the symbol “AJG”, and we had a market capitalization at December 31, 2019 of approximately $17.9 billion. Information in this report is as of December 31, 2019 unless otherwise noted. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at 2850 Golf Road, Rolling Meadows, Illinois 60008-4050, and our telephone number is (630)
 773-3800.
Operating Segments
We report our results in three segments: brokerage, risk management and corporate. The major sources of our operating revenues are commissions, fees and supplemental and contingent revenues from our brokerage operations, and fees, including performance-based
fees, from our risk management operations. The corporate segment generates revenues from our clean energy investments.
Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commissions, fees, supplemental revenues and contingent revenues, and our costs to obtain and fulfill the service obligations to our clients, can vary from quarter to quarter as a result of the timing of contract-effective dates. On the other hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions, recognition of books of business gains and losses and the variability in the recognition of tax credits generated by our clean energy investments also impact the trends in our quarterly operating results. See Note 22 to our 2019 consolidated financial statements for unaudited quarterly operating results for 2019 and 2018.
Brokerage Segment
The brokerage segment accounted for 68% of our revenues in 2019. We operate our brokerage segment operations through a network of more than 580 sales and service offices located throughout the U.S. and more than 300 sales and service offices in 49 countries, most of which are in Australia, Canada, the Caribbean, New Zealand and the U.K. Most of these offices are fully staffed with sales and service personnel. We also offer client service capabilities in more than 150 countries around the world through a network of correspondent brokers and consultants.

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
Commissions are fixed at the contract effective date and generally are based on a percentage of premium for insurance coverage or employee headcount for employer sponsored benefit plans. Commissions depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk of coverage, and historical benchmarks surrounding the level of effort necessary for us to place and service the insurance contract. Rather than being tied to the amount of premiums, fees are typically based on an expected level of effort to provide our services.
Whether we are paid a commission or a fee, the vast majority of our services are associated with the placement of an insurance (or insurance-like) contract. See Revenue Recognition in Note 1 to our 2019 consolidated financial statements. See Note 2 to our 2019 consolidated financial statements for information with respect to the impacts that a new accounting standard, relating to revenue recognition, had on our financial position and operating results.
Supplemental revenues
Certain underwriting enterprises may pay us additional revenues based on the volume of premium we place with them and for insights into our sales pipeline, our sales capabilities or our risk selection knowledge. These amounts are in excess of the commission and fee revenues discussed above, and not all business we place with underwriting enterprises is eligible for supplemental revenues. See Revenue Recognition in Note 1 to our 2019 consolidated financial statements. See Note 2 to our 2019 consolidated financial statements for information with respect to the impacts that a new accounting standard, relating to revenue recognition, had on our financial position and operating results.
Contingent revenues
Certain underwriting enterprises may pay us additional revenues for our sales capabilities, our risk selection knowledge, or our administrative efficiencies. These amounts are in excess of the commission revenues discussed above, and not all business we place with participating underwriting enterprises is eligible for contingent revenues. Unlike supplemental revenues, also discussed above, these revenues are variable, generally based on growth, the loss experience of the underlying insurance contracts, and/or our efficiency in processing the business. See Revenue Recognition in Note 1 to our 2019 consolidated financial statements. See Note 2 to our 2019 consolidated financial statements for information with respect to the impacts that a new accounting standard, relating to revenue recognition, had on our financial position and operating results.
Sub-brokerage
costs
Sub-brokerage
costs are excluded from our gross revenues in our determination of our total revenues.
 Sub-brokerage
costs represent commissions paid to
sub-brokers
related to the placement of certain business by our brokerage segment operations. We recognize this contra revenue in the same manner as the commission revenue to which it relates.

Retail Insurance Brokerage Operations
Our retail insurance brokerage operations accounted for 82% of our brokerage segment revenues in 2019. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

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

Our retail brokerage operations are organized and operate within certain key niche/practice groups, which account for approximately 67% of our retail brokerage revenues. These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base. Significant niche/practice groups we serve are as follows:

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
We anticipate that our retail brokerage operations’ greatest revenue growth over the next several years will continue to come from:
•	Mergers and acquisitions;

•	Our niche/practice groups and middle-market accounts;

•	Cross-selling other brokerage products to existing clients; and

•	Developing and managing alternative market mechanisms such as captives, rent-a-captives and deductible plans/ self-insurance.

Wholesale Insurance Brokerage Operations
Our wholesale insurance brokerage operations accounted for 18% of our brokerage segment revenues in 2019. Our wholesale brokers assist our retail brokers and other non-affiliated
brokers in the placement of specialized and
hard-to-place
insurance. These brokers operate through approximately 300 offices primarily located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. In certain cases we act as a brokerage wholesaler, and in other cases we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for underwriting enterprises. Managing general agents and managing general underwriters are agents authorized by an underwriting enterprise to manage all or a part of its business in a specific geographic territory. Activities they perform on behalf of the underwriting enterprise may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.
More than 79% of our wholesale brokerage revenues comes from non-affiliated
brokerage clients. Based on revenues, our domestic wholesale brokerage operation ranked the largest managing general agents/underwriting managers/ Lloyds coverholders according to
Business Insurance
magazine’s September 2019 edition.
We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment
Our risk management segment accounted for 14% of our revenues in 2019. Approximately 63% of our risk management segment’s revenues are from workers’ compensation-related claims, 28% are from general and commercial auto liability-related claims and 9% are from property-related claims in 2019.
Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not for profit organizations and public entities on an independent basis from our brokerage operations. We manage our third party claims adjusting operations through a network of more than 70 offices located throughout the U.S., Australia, New Zealand and the U.K. Most of these offices are fully staffed with claims adjusters and other service personnel. Our adjusters and service personnel act solely on behalf and under the instruction of our clients.
While this segment complements our brokerage and consulting offerings, approximately 90% of our risk management segment’s revenues come from clients not affiliated with our brokerage operations, such as underwriting enterprises and clients of other insurance brokers. Based on revenues, our risk management operation ranked as one of the world’s largest property/casualty third party claims administrators according to
Business Insurance
magazine’s May 2019 edition.
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

Corporate Segment
The corporate segment accounted for 18% of our revenues in 2019. The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses, other corporate costs and the impact of foreign currency translation. The revenues reported by this segment result almost solely from our consolidated clean energy investments.
Clean-Energy Investments
We own 34 commercial clean coal production facilities that are qualified to produce refined coal using
Chem-Mod
 LLC’s proprietary technologies. These operations produce refined coal that we believe qualifies for tax credits under Internal Revenue Code (which we refer to as IRC) Section 45. The law that provides for IRC Section 45 tax credits expired as of December 31, 2019 for 14 of our plants and will expire on or before December 31, 2021 for the other 20 plants.
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

International and Other Brokerage Related Operations
We operate as a retail commercial property and casualty broker throughout 45 locations in Australia, 42 locations in Canada and 37 locations in New Zealand. In the U.K., we operate as a retail broker from approximately 135 locations. We also have specialty, wholesale, underwriting and reinsurance intermediary operations in London for clients to access Lloyd’s of London and other international underwriting enterprises, and a program operation offering customized risk management products and services to U.K. public entities.
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
We also have a wholly owned underwriting enterprise subsidiary based in the U.S. that cedes all of its insurance risk of loss to reinsurers or captives under facultative and quota-share treaty reinsurance agreements. While we believe these ceding reinsurance agreements displace all of our risk of loss, they do not discharge us of our primary liability to our clients. For example, in the event that all or any of the reinsuring companies or captives are unable to meet their obligations, we would be liable for such defaulted amounts. Therefore, we are subject to credit risk with respect to the obligations of our reinsurers or captives. In order to minimize our exposure to losses from reinsurer credit risk and insolvencies, we believe we have managed that exposure by obtaining full collateral, typically requiring pledged assets, including cash and/or investment accounts or letters of credit to offset the risk. See Note 18 to our 2019 consolidated financial statements for additional financial information related to the insurance activity of our wholly owned underwriting enterprise subsidiary for 2019, 2018 and 2017.
Competition
Brokerage Segment
According to
Business Insurance
magazine’s July 2019 edition, we were the world’s fourth largest insurance broker based on revenues. The insurance brokerage and consulting business is highly competitive and there are many organizations and individuals throughout the world who actively compete with us in every area of our business.
Our retail and wholesale brokerage operations compete globally with Aon plc, Marsh & McLennan Companies, Inc. and Willis Towers Watson Public Limited Company, each of which has greater worldwide revenues than us. In addition, various other competing firms, such as Brown & Brown Inc., Hub International Ltd., Lockton Companies, Inc., USI Holdings Corporation and McGriff Insurance Services (f/k/a BB&T Insurance Services) operate globally or nationally or are strong in a particular region or locality and may have, in that region or locality, an office with revenues as large as or larger than those of our corresponding local office. Our wholesale brokerage and binding operations compete with large wholesalers such as CRC Insurance Services, Inc., RT Specialty, AmWINS Group, Inc., Burns & Wilcox, Ltd. and All Risks Ltd., as well as a vast number of local and regional wholesalers. We also compete with certain underwriting enterprises that offer insurance and risk management products and solutions directly to clients. In addition, for our employee benefit consulting services, we compete with larger firms such as Aon plc, Mercer (a subsidiary of Marsh & McLennan Companies, Inc.) and Willis Towers Watson Public Limited Company,
mid-market
firms such as Lockton Companies, Inc. and USI Holdings Corporation, specialized consulting firms such as Pearl Meyer, and the benefits consulting divisions of the national public accounting firms, as well as a vast number of local and regional brokerages and agencies. Government benefits relating to health, disability and retirement are also alternatives to private insurance, and indirectly compete with us.

We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the personalized attention we provide, the individual and corporate expertise providing the actual service to the client, and the overall cost to our clients.
Risk Management Segment
Our risk management operation currently ranks as one of the world’s largest property/casualty third party claims administrators based on revenues, according to
Business Insurance
magazine’s May 2019 edition. While many global and regional claims administrators operate within this space, we compete directly with Sedgwick Claims Management Services, Inc., and Broadspire Services, Inc. (a subsidiary of Crawford & Company). Several large underwriting enterprises, such as Chubb Limited, Travelers Companies, Inc. and Liberty Mutual Holding Co, Inc. also maintain their own claims administration units, which can be strong competitors. In addition, we compete with various smaller third party claims administrators on a regional level. We believe that the primary factors determining our competitive position are our ability to deliver better claim outcomes, reputation for outstanding service, cost-efficient service and financial strength.
Business Combinations
We completed and integrated 556 acquisitions from January 1, 2002 through December 31, 2019, most of which were within our brokerage segment. The majority of these acquisitions have been smaller regional or local brokerages, agencies, or employee benefit consulting operations with a middle or small client focus and/or significant expertise in one of our niche/practice groups. The total purchase price for individual acquisitions has typically ranged from $1.0 million to $50.0 million.
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

See Note 3 to our 2019 consolidated financial statements for a summary of our 2019 acquisitions, the amount and form of the consideration paid and the dates of acquisitions.
Clients
Our client base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit
entities. No material part of our business depends upon a single client or on a few clients. The loss of any one client would not have a material adverse effect on our operations. In 2019, our largest single client represented approximately 1.0% and our ten largest clients together represented approximately 2.0% of our combined brokerage and risk management segment revenues.
Employees
As of December 31, 2019, we had approximately 33,300 employees.
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
Available Information
Our annual reports on Form
 10-K,
quarterly reports on Form
 10-Q,
current reports on Form
 8-K,
and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at http://
investor.ajg.com/sec-filings
as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission. The Securities and Exchange Commission also maintains a website (www.sec.gov) that includes our reports, proxy statements and other information. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Form
10-K
and should not be considered part of this Form
 10-K
or any other filing we make with the SEC.

Item 1A. Risk Factors.
Please carefully consider the following discussion of significant factors, events, and uncertainties that make an investment in our securities risky. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results such as revenues and net earnings), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the global economic climate amplifies many of these risks.
Risks Relating to our Business Generally
An economic downturn, as well as unstable economic conditions in the countries and regions in which we operate, could adversely affect our results of operations and financial condition.
A decline in economic activity could adversely impact us in future years as a result of reductions in the amount of insurance coverage and consulting services that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors. In addition, specific industries or sectors of the economy could experience declines in ways that impact our business. For example, if climate change and environmental risks harm certain industries like oil and gas, our clients in those industries could go out of business or have reduced needs for insurance coverage or consulting services. To cite another example, if an increase in consumer preference for car-
and ride-sharing services results in a long-term reduction in vehicle use, the automobile insurance industry could decline. Any such reduction or decline (whether caused by an overall economic decline or declines in certain industries) could adversely impact our commission revenues, consulting revenues or revenues from managing third-party insurance claims. Some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our results of operations and financial condition. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected.
The exit of the U.K. from the European Union (Brexit) could adversely affect our results of operations and financial condition.
Our operations in the U.K., which contributed approximately 19% of our brokerage segment and approximately 4% of our risk management segment revenues in 2019, expose us to risk in the event of an economic downturn in the U.K. due to Brexit. Such a downturn could adversely affect our U.K. operations through a decline in the insurance coverage and consulting services our clients purchase as they face reductions in their headcount, payroll, properties or the market value of their assets. Following approval by the European Union and the U.K. parliaments, the U.K. formally left the European Union on January 31, 2020. The U.K. is now expected to be in an implementation period until December 31, 2020 (any further extension would require U.K. legislation to be changed). During this period, the U.K. will still follow all the European Union’s rules and regulations, will remain in the single market and the customs union, and will permit the free movement of people. There is no formal stated intent by the U.K. or European Economic Area (EEA) authorities to put in place, at the end of the implementation period, an arrangement under which U.K.-based insurance brokers will continue to be able to exercise “passporting rights” to provide services to clients in the EEA. Accordingly, while our EEA client base is a small part of our U.K. operations, our expectation is that EEA clients will need to be serviced by a subsidiary authorized in the EEA. While we have a plan in place to transfer those clients to a Swedish subsidiary, such a transition could be a distraction to both clients and our management. In addition, under our business model in the U.K. some services will be provided through staff working in a U.K. branch of the subsidiary. There can be no assurance that applicable EU regulations will not change, potentially requiring us to adjust our plans and causing further management distraction and cost. In addition, the uncertainty surrounding Brexit has and may continue to result in substantial volatility in foreign exchange markets, which could cause volatility in our quarterly financial results, and may lead to a sustained weakness in the British pound’s exchange rate against the U.S. dollar. Any significant weakening of the British pound to the U.S. dollar will have an adverse impact on our brokerage and risk management segments’ net earnings as reported in U.S. dollars.
Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity could adversely affect our results of operations and financial condition.
We have a significant amount of trade accounts receivable from some of the underwriting enterprises with which we place insurance. If those companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. The failure of an underwriting enterprise with which we place business could result in errors and omissions claims against us by our clients, and the failure of errors and omissions underwriting enterprises could make the errors and omissions insurance we rely upon cost prohibitive or unavailable, which could adversely affect our results of operations and financial condition. In addition, if underwriting enterprises merge or if a large underwriting enterprise fails or withdraws from offering certain lines of coverage, for example, because of large payouts related to climate change or other emerging risk areas, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability.

We have historically acquired large numbers of insurance brokers, benefit consulting firms and, to a lesser extent, claim and risk management firms. We may not be able to continue such an acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.
Our acquisition program has been an important part of our historical growth, particularly in our brokerage segment, and we believe that similar acquisition activity will be important to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions likely would result in us achieving slower growth. Continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms, private equity-backed consolidators and newly public insurance brokers (one of which has a partnership tax structure that gives it an advantage in pricing acquisitions) could make it more difficult for us to identify appropriate targets and could make them more expensive. Even if we are able to identify appropriate acquisition targets, we may not have sufficient capital to fund acquisitions, be able to execute transactions on favorable terms or integrate targets in a manner that allows us to realize the benefits we have historically experienced from acquisitions. When regulatory approval of acquisitions is required, our ability to complete acquisitions may be limited by an ongoing regulatory review or other issues with the relevant regulator. Our ability to finance and integrate acquisitions may also decrease if we complete a greater number of large acquisitions than we have historically.
Post-acquisition risks include those relating to retention of personnel, retention of clients, entry into unfamiliar markets or lines of business, contingencies or liabilities, such as violations of sanctions laws or anti-corruption laws including the FCPA and U.K. Bribery Act, risks relating to ensuring compliance with licensing and regulatory requirements, tax and accounting issues, the risk that the acquisition distracts management and personnel from our existing business, and integration difficulties relating to accounting, information technology, pay equity, human resources, employee attrition or poor organizational culture and fit, some or all of which could have an adverse effect on our results of operations and growth. The failure of acquisition targets to achieve anticipated revenue and earnings levels could also result in goodwill impairment charges.
We own interests in firms where we do not exercise management control (such as Casanueva Perez S.A.P. de C.V. in Mexico) and are therefore unable to direct or manage the business to realize the anticipated benefits, including mitigation of risks, that could be achieved through full integration.
We face significant competitive pressures in each of our businesses.
The insurance brokerage and employee benefit consulting businesses are highly competitive and many insurance brokerage and employee benefit consulting organizations actively compete with us in one or more areas of our business around the world. Three of the firms we compete with in the global risk management and brokerage markets have revenues significantly larger than ours. In addition, many other smaller firms that operate nationally or that are strong in a particular country, region or locality may have, in that country, region or locality, an office with revenues as large as or larger than those of our corresponding local office. Our third party claims administration operation also faces significant competition from stand-alone firms as well as divisions of larger firms. Over the past decade or more, private equity sponsors have invested heavily in the insurance brokerage and third party claims administration industries, creating new competitors and strengthening existing ones.
We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the personalized attention we provide, the individual and corporate expertise of the brokers and consultants providing the actual service to the client and our ability to help our clients manage their overall insurance costs. Losing business to competitors offering similar services or products at a lower cost or having other competitive advantages would adversely affect our business.
Consolidation among our existing competitors could create additional competitive pressure on us as such firms grow their market share, take advantage of strategic and operational synergies and develop lower cost structures. In addition, any increase in competition due to new legislative or industry developments could adversely affect us.
These developments include:
•	Increased capital-raising by underwriting enterprises, which could result in new risk-taking capital in the industry, which in turn may lead to lower insurance premiums and commissions;

•	Underwriting enterprises selling insurance directly to insureds without the involvement of a broker or other intermediary;

•	Changes in our business compensation model as a result of regulatory developments;

•	Federal and state governments establishing programs to provide health insurance or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products currently offered by underwriting enterprises;

•	Continued consolidation in the financial services industry, leading to larger financial services institutions offering a wider variety of services including insurance brokerage and risk management services; and

•	Increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms and professional employer organizations.

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
As underwriting enterprises continue to outsource the production of premium revenue to non-affiliated
brokers or agents such as us, those companies may seek to further minimize their expenses by reducing the commission rates payable to insurance agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to forecast our commission revenues precisely, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, debt repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.
In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives,
risk retention groups and
non-insurance
capital markets-based solutions to traditional insurance. While historically we have been able to participate in certain of these activities on behalf of our clients and obtain fee revenue for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from our traditional brokerage activities. Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than variable commission rates. This could negatively impact us because fees are generally not indexed for inflation and might not increase with premiums as commissions do or with the level of service provided.
Contingent and supplemental revenues we receive from underwriting enterprises are less predictable than standard commission revenues, and any decrease in the amount of these forms of revenue could adversely affect our results of operations.
A significant portion of our revenues consists of contingent and supplemental revenues from underwriting enterprises. Contingent revenues are paid after the insurance contract period, generally in the first or second quarter, based on the growth and/or profitability of business we placed with an underwriting enterprise during the prior year. On the other hand, supplemental revenues are paid up front, on an annual or quarterly basis, generally based on our historical premium volumes with the underwriting enterprise and additional capabilities or services we bring to the engagement. If, due to the current economic environment or for any other reason, we are unable to meet an underwriting enterprise’s particular profitability, volume or growth thresholds, as the case may be, or such companies increase their estimate of loss reserves (over which we have no control), actual contingent revenues or supplemental revenues could be less than anticipated, which could adversely affect our results of operations. In the case of contingent revenues, under the changed revenue recognition accounting standard, effective January 1, 2018, this could lead to the reversal of revenues in future periods that were recognized in prior periods (See Note 2 to our 2019 consolidated financial statements for more information).
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
In 2019, we generated approximately 31% of our combined brokerage and risk management revenues outside the U.S. The global nature of our business creates operational and economic risks. Adverse geopolitical or economic conditions may temporarily or permanently disrupt our operations outside the U.S. or create difficulties in staffing and managing such operations. For example, we have substantial operations in India that provide important services for other parts of our global organization. To date, the dispute between India and Pakistan involving the Kashmir region, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected our operations in India. However, such factors could potentially affect our operations there in the future. Should our access to these services be disrupted, our business, operating results and financial condition could be adversely affected.
Operating outside the U.S. may also present other risks that are different from, or greater than, the risks we face doing comparable business in the U.S. These include, among others, risks relating to:
•	Maintaining awareness of and complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues, as well as laws and regulations applicable to U.S. business operations abroad. These and other international regulatory risks are described below under “Regulatory, Legal and Accounting Risks;”

•	The potential costs, difficulties and risks associated with local regulations across the globe, including the risk of personal liability for directors and officers and “piercing the corporate veil” risks under the corporate law regimes of certain countries;

•	Difficulties in staffing and managing foreign operations. For example, we are building our Latin American operations (which contributed $37.4 million in revenue from 18 locations in 2019) through acquisitions of local family-owned insurance brokerage firms. If we lose a local leader, recruiting a replacement locally or finding an internal candidate qualified to transfer to such location could be difficult;

•	Less flexible employee relationships, which in certain circumstances has limited our ability to prohibit employees from competing with us after they are no longer employed with us or recovering damages, and made it more difficult and expensive to terminate their employment;

•	Some of our foreign subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. We must also translate the financial results of our foreign subsidiaries into U.S. dollars. Although we have used foreign currency hedging strategies in the past and currently have some in place, such risks cannot be eliminated entirely, and significant changes in exchange rates may adversely affect our results of operations;

•	Conflicting regulations in the countries in which we do business;

•	Political and economic instability (including risks relating to undeveloped or evolving legal systems, unstable governments, acts of terrorism and outbreaks of war);

•	Coordinating our communications and logistics across geographic distances, multiple time zones and in different languages, including during times of crisis management;

•	Adverse trade policies, and adverse changes to any of the policies of the U.S. or any of the foreign jurisdictions in which we operate;

•	The transition away from LIBOR to the Secured Overnight Financing Rate as a benchmark reference for short-term interest rates;

•	Unfavorable audits and exposure to additional liabilities relating to various
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

•	Legal or political constraints on our ability to maintain or increase prices;

•	Cash balances held in foreign banks and institutions where governments have not specifically enacted formal guarantee programs;

•	Pandemics such as coronavirus;

•	Lost business or other financial harm due to governmental actions affecting the flow of goods, services and currency, including protectionist policies that discriminate in favor of local competitors; and

•	Governmental restrictions on the transfer of funds to us from our operations outside the U.S.

The trade and military policies of the U.S. government could further develop in ways that exacerbate the risks described above, or introduce new risks for our international operations. If any of these risks materialize, our results of operations and financial condition could be adversely affected.
We face a variety of risks in our risk management third-party claims administration operations that are distinct from those we face in our insurance brokerage and benefit consulting operations.
Our third party claims administration operations face a variety of risks distinct from those faced by our brokerage operations, including the risks that:
•	The favorable trend among both underwriting enterprises and self-insured entities toward outsourcing various types of claims administration and risk management services will reverse or slow, causing our revenues or revenue growth to decline;

•	Concentration of large amounts of revenue with certain clients results in greater exposure to the potential negative effects of lost business due to changes in management at such clients or changes in state government policies, in the case of our government-entity clients, or for other reasons;

•	Contracting terms will become less favorable or the margins on our services will decrease due to increased competition, regulatory constraints or other developments;

•	We will not be able to satisfy regulatory requirements related to third party administrators or regulatory developments (including those relating to security and data privacy) will impose additional burdens, costs or business restrictions that make our business less profitable;

•	Volatility in our case volumes, which are dependent upon a number of factors and difficult to forecast accurately, could impact our revenues;

•	Economic weakness or a slow-down in economic activity could lead to a reduction in the number of claims we process;

•	If we do not control our labor and technology costs, we may be unable to remain competitive in the marketplace and profitably fulfill our existing contracts (other than those that provide cost-plus or other margin protection);

•	We may be unable to develop further efficiencies in our claims-handling business and may be unable to obtain or retain certain clients if we fail to make adequate improvements in technology or operations; and

•	Underwriting enterprises or certain large self-insured entities may create
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
For example, our third party claims administration operation is highly dependent on the continued and efficient functioning of RISX-FACS
®
, our proprietary risk management information system, to provide clients with insurance claim settlement and administration services. In addition, we are increasing our use of cloud storage and cloud computing application services supported, upgraded and maintained by third-party vendors. A disruption affecting RISX-FACS
®
, third-party cloud services or any other infrastructure supporting our business could have a material adverse effect on our operations, cause reputational harm and damage our employee and client relationships.
Regulatory, Legal and Accounting Risks
Improper disclosure of confidential, personal or proprietary information and cybersecurity attacks could result in regulatory scrutiny, legal liability or reputational harm, and could adversely affect our business, financial condition and reputation.
We maintain confidential, personal and proprietary information relating to our company, our employees and our clients. This information includes personally identifiable information, protected health information, financial information and intellectual property.
We rely on information technology and third party vendors to support our business activities, including our secure processing of confidential, sensitive, proprietary and other types of information. Cybersecurity or data breaches of any of the systems on which we rely may result from circumvention of security systems, denial-of-service
attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions.
We have from time to time experienced cybersecurity incidents, such as computer viruses or unauthorized parties gaining access to our information technology systems, and privacy incidents, such as loss or inadvertent transmission of data, which to date have not had a material impact on our business.
Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems or information handling, privacy and security policies and protocols, which could expose us to unexpected liabilities or make our own systems and data more vulnerable to attack. In the future, any material cybersecurity or data incidents, or media reports of the same, even if untrue, could cause us to experience reputational harm, loss of clients and revenue, loss of proprietary data, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard clients’ information or financial losses. Such incidents could result in confidential, personal or proprietary information being lost or stolen, used to perpetuate fraud, maliciously made public, surreptitiously modified, or rendered inaccessible for a period of time. During a cyber-attack we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. Such losses may not be insured against or not fully covered through insurance we maintain.

We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of human error or malfeasance. It is possible that our security controls and employee training may not be effective.
We have invested and continue to invest in technology security initiatives, policies and resources and employee training. The cost and operational consequences of implementing, maintaining and enhancing further system protections measures could increase significantly as cybersecurity threats increase and as technology changes. As these threats evolve, cybersecurity and data incidents will be more difficult to detect, defend against and remediate. If we are unable to effectively maintain and upgrade our system safeguards, including in connection with the integration of acquisitions, we may incur unexpected costs and certain of our systems may become more vulnerable to unauthorized access.
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
We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third party vendors. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country, which may create inconsistent or conflicting requirements. Some of these laws provide rights to individuals to access, correct, and delete their personal information and to obtain copies at the expense of the business entities that process their data. Some of these laws carry heavy penalties for violations, e.g., fines of up to 4% of worldwide revenue under the European Union General Data Protection Regulation (GDPR) and to $7,500 per intentional violation under the California Consumer Privacy Act (CCPA). In the U.S., several states have proposed their own comprehensive data privacy bills similar to the GDPR and CCPA.
In addition, in the U.S., legislators are continuing to enact comprehensive cybersecurity laws. For example, we are subject to the New York State Department of Financial Services Cybersecurity Regulation for Financial Services Companies and CCPA. India has also proposed sweeping new data protection laws, in some cases including data localization laws that may require that personal data stay within their borders.
Complying with enhanced obligations imposed by various new and emerging laws is resulting in significant costs of developing, implementing or securing our servers and is requiring us to allocate more resources to new privacy compliance processes and to improved technologies, adding to our IT and compliance costs. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business, or we may be less profitable.
Many of our activities throughout the world are subject to regulatory supervision and regulations promulgated by bodies such as the Securities and Exchange Commission (SEC), the Department of Justice, the IRS, the Office of Foreign Assets Control and the Federal Trade Commission in the U.S., the Financial Conduct Authority in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, data privacy, wage-and-hour
standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves and the amount of local investment with respect to our operations in certain countries. This regulatory supervision could reduce our profitability or growth by increasing the costs of compliance, restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, underwriting enterprises and third parties. As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization. A compliance failure by even one of our smallest branches could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties and the revocation of our authorization to operate. In all such cases, we would also likely incur significant internal investigation costs and legal fees.
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
In addition, we have made significant investments in product and knowledge development to assist clients as they navigate the complex regulatory requirements relating to employer sponsored healthcare. Depending on future changes to health legislation, these investments may not yield returns. Certain presidential candidates and key members of Congress have expressed a desire to establish alternatives to employer-sponsored health insurance or replace it with government-sponsored health insurance, including
“Medicare-for-all”
and related proposals. If we are unable to adapt our services to future changes in the legal and regulatory landscape around employer sponsored healthcare, our ability to grow our business or provide effective services, particularly in our employee benefits consulting business, will be negatively impacted. If our clients reduce the role or extent of employer sponsored healthcare in response to any future law or regulation, our results of operations could be adversely impacted.
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
We may also be subject to legal liability and reputational damage if we violate trade sanctions laws of the U.S., the European Union and other jurisdictions in which we operate. In addition, FATCA requires certain of our subsidiaries, affiliates and other entities to obtain valid FATCA documentation from payees prior to remitting certain payments to such payees. In the event we do not obtain valid FATCA documents, we may be obliged to withhold a portion of such payments. This obligation is shared with our clients who may fail to comply, in whole or in part. In such circumstances, we may incur FATCA compliance costs including withholding taxes, interest and penalties. Recent regulatory developments related to FATCA could also cause short-term increases in our costs related to systems and process updates needed for us to be able to take advantage of such changes. In addition, the impact of Brexit on FATCA reporting for EU placements may further increase our compliance burden and cost of operations and could adversely affect the market for our services as intermediaries, which could adversely affect our results of operations and financial condition.
The Tax Cuts and Jobs Act may have an adverse effect on us, and such effect may be material.
On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act, which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%; limiting the deductibility of interest expense; implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. Some aspects of the Tax Act are still unclear and will continue to be clarified over time. While we have updated estimates of the tax impacts based on guidance released to date or interpretations under such guidance, other guidance could be issued in the future, which could adversely affect our results of operations and financial condition.

We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.
We are or have been subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. Such claims, lawsuits and other proceedings include claims for damages based on allegations that our employees or sub-agents
improperly failed to procure coverage, report claims on behalf of clients, provide underwriting enterprises with complete and accurate information relating to the risks being insured, or provide clients with appropriate consulting, advisory, pension and claims handling services. There is the risk that our employees or sub-agents
may fail to appropriately apply funds that we hold for our clients on a fiduciary basis. Certain of our benefits and retirement consultants provide investment advice or decision-making services to clients. If these clients experience investment losses, our reputation could be damaged and our financial results could be negatively affected as a result of claims asserted against us and lost business. We have established provisions against these matters that we believe are adequate in light of current information and legal advice, and we adjust such provisions from time to time based on current material developments. The damages claimed in such matters are or may be substantial, including, in many instances, claims for punitive, treble or other extraordinary damages. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable or we experience an increase in liabilities for which we self-insure. We have purchased errors and omissions insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as current developments warrant.
As more fully described in Note 17 to our 2019 consolidated financial statements, we are a defendant in various legal actions incidental to our business, including but not limited to matters related to employment practices, alleged breaches of non-compete
or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. For example, our micro-captive advisory services are currently the subject of an investigation by the IRS and clients of that business brought a lawsuit against us alleging that the tax benefits associated with their micro-captives were disallowed by the IRS. In addition, we are defending a lawsuit (along with
Chem-Mod
 LLC and other defendants) asserting infringement of patents held by Midwest Energy Emissions Corp. and MES Inc. We cannot reasonably predict the outcomes of these or other matters that we may become involved with in the future. An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period, or on an ongoing basis. In addition, regardless of any eventual monetary costs, any such matter could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.
Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to the impact of the adoption of and accounting under Topic 606. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments (including our IRC Section 45 investments), income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Further, as additional guidance relating to the Tax Act is released, our estimates related to the Tax Act may change. Additionally, changes in accounting standards (such as the changed revenue recognition and lease standards - see Note 2 to our 2019 consolidated financial statements) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

Risks Relating to our Investments, Debt and Common Stock
Our clean energy investments are subject to various risks and uncertainties.
Our ability to generate returns, claim tax deductions and avoid write-offs in connection with our IRC Section 45 and IRC Section 29 investments is subject to various risks and uncertainties including those set forth below.
•
Environmental, political and regulatory concerns.
Environmental concerns about greenhouse gases, toxic wastewater discharges and the potential hazardous nature of coal combustion waste have led to public pressure to reduce or regulations that discourage the burning of coal, even refined coal treated by technologies such as The
 Chem-Mod
™
Solution. Within the past year there has been some negative publicity around our IRC Section 45 investments and clean coal generally, and certain members of Congress have raised questions about the methodologies clean coal refiners use to validate emission reductions under IRC Section 45. Negative publicity of this kind could exacerbate the risk referred to above or call into question the validity of existing tax credits. Additionally, several states have enacted mandates that electric power generating companies purchase a minimum amount of power from renewable energy sources such as wind, hydroelectric, solar, nuclear and geothermal. There have also been proposals to establish a similar national standard, although none have been enacted to date. If utilities burned less coal as a result of any such regulation, our ability to generate additional tax credits would be reduced.

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

•
Market demand for coal.
When the price of natural gas and/or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal. Market demand for coal may also decline as a result of an increase in the use of power from renewable sources, trade protection measures, an economic slowdown or mild weather and a corresponding decline in the use of electricity. If utilities burn less coal or eliminate coal in the production of electricity, our ability to generate additional tax credits would be reduced.

•
Intellectual property and litigation risks.
There is a risk that foreign laws will not protect the intellectual property associated with The
Chem-Mod
™
Solution to the same extent as U.S. laws, leaving us vulnerable to companies outside the U.S. who may attempt to copy such intellectual property. In addition, other companies may make claims of intellectual property infringement with respect to The
Chem-Mod
™
Solution. Such intellectual property claims, with or without merit, could require that
Chem-Mod
(or us and our investment and operational partners) obtain a license to use the intellectual property, which might not be obtainable on favorable terms, if at all. On July 17, 2019, Midwest Energy Emissions Corp. and MES Inc. (together, Midwest Energy) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against us,
Chem-Mod
 LLC and numerous other related and unrelated parties (some of whom are seeking indemnification from
Chem-Mod
LLC). The complaint alleges that the named defendants infringe two patents held exclusively by Midwest Energy and seeks unspecified damages and injunctive relief. We dispute the allegations contained in the complaint and intend to defend this matter vigorously. Litigation is inherently uncertain and, accordingly it is not possible for us to predict the ultimate outcome of these matters. While we believe the probability of a material loss is remote, if plaintiffs prevail on the infringement suit, or defendants cannot obtain necessary licenses on reasonable terms, that may limit the use of The
Chem-Mod
™
Solution by certain licensees.

•
IRS audits.
Several of the refined coal partnerships in which we are an investor are under audit by the IRS. One of these partnerships received a notice from the IRS disallowing our co-investors
from claiming tax credits. The partnership defended its position in tax court and prevailed in August 2019. The IRS is appealing this ruling. Litigation is inherently uncertain and accordingly it is not possible for us to predict the ultimate outcome of this proceeding or other IRS audits, and their potential impact on us.

•
Operational risks.
Chem-Mod’s
multi-pollutant reduction technologies (The
Chem-Mod
TM
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

We began generating tax credits under IRC Section 45 in 2009. As of December 31, 2019, we had generated a total of $1,364 million ($1.364 billion) in IRC Section 45 tax credits, of which approximately $427.0 million have been used to offset U.S. federal tax liabilities and $937.0 million remain unused and available to offset future U.S. federal tax liabilities. Our ability to use tax credits under IRC Section 45 depends upon the operations in which we have invested satisfying certain ongoing conditions set forth in IRC Section 45. These include, among others, the
“placed-in-service”
condition and requirements relating to qualified emissions reductions, coal sales to unrelated parties and at least one of the operations’ owners qualifying as a “producer” of refined coal. While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations have not satisfied, or have not continued to satisfy, the conditions set forth in IRC Section 45. Similarly, the law permitting us to claim IRC Section 29 tax credits (related to our prior synthetic coal operations) expired on December 31, 2007. At December 31, 2019, we had exposure with respect to $108.0 million of previously earned tax credits under IRC Section 29. We believe our claim for IRC Section 29 tax credits in 2007 and prior years was in accordance with IRC Section 29 and four private letter rulings previously obtained by IRC Section
 29-related
 limited liability companies in which we had an interest. We understand these private letter rulings were consistent with those issued to other taxpayers and we have received no indication from the IRS that it will seek to revoke or modify them. In addition, the IRS audited certain of the IRC Section 29 facilities without requiring any changes.
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
The construction and operation of the IRC Section 45 operations are subject to federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Such laws and regulations generally require the operations and/or the utilities at which the operations are located to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals. There are costs associated with ensuring compliance with all applicable laws and regulations, and failure to fully comply with all applicable laws and regulations could lead to the imposition of penalties or other liability. Failure of The
Chem-Mod
™
Solution utilized at coal-fired generation facilities, for example, could result in violations of air emissions permits, which could lead to the imposition of penalties or other liability. Additionally, some environmental laws, without regard to fault or the legality of a party’s conduct, on certain entities that are considered to have contributed to, or are otherwise responsible for, the release or threatened release of hazardous substances into the environment. One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties. By using The
Chem-Mod
™
Solution at locations owned and operated by others, we and our partners may be exposed to the risk of being held liable for environmental damage from releases of hazardous substances we may have had little, if any, involvement in creating. Such risk remains even after production ceases at an operation to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with The
Chem-Mod
™
Solution. Increasing attention to global climate change has resulted in an increased possibility of regulatory attention and private litigation. For example, claims have been made against certain energy companies alleging that greenhouse gas emissions constitute a public nuisance. In addition to the possibility of our being named in such actions, we and our partners could face the risk of environmental and product liability claims related to concrete incorporating fly ash produced using The
Chem-Mod
™
Solution. No assurances can be given that contractual arrangements and precautions taken to ensure assumption of these risks by facility owners or operators, or other end users, will result in that facility owner or operator, or other end user, accepting full responsibility for any environmental or product liability claim. Nor can we or our partners be certain that facility owners or operators, or other end users, will fully comply with all applicable laws and regulations, and this could result in environmental or product liability claims. It is also not uncommon for private claims by third parties alleging contamination to also include claims for personal injury, property damage, nuisance, diminution of property value, or similar claims. Furthermore, many environmental, health and safety laws authorize citizen suits, permitting third parties to make claims for violations of laws or permits. Our insurance may not cover all environmental risk and costs or may not provide sufficient coverage in the event of an environmental or product liability claim, and defense of such claims can be costly, even when such defense prevails. If significant uninsured losses arise from environmental or product liability claims, or if the costs of environmental compliance increase for any reason, our results of operations and financial condition could be adversely affected.
We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.
As of December 31, 2019, we had total consolidated debt outstanding of approximately $4.6 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. A small portion of our private placement debt consists of floating rate notes and interest payments under our senior revolving credit facility are based on a floating rate (in both cases currently based on LIBOR, which is expected to transition soon to the Secured Overnight Financing Rate), which exposes us to the risk of a changing or unknown rate environment. Our indebtedness will also reduce the ability to use that cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, issuing additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, or refinance any of our indebtedness on commercially reasonable terms, or at all.
The agreements governing our debt contain covenants that, among other things, restrict our ability to dispose of assets, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments, and require us to comply with certain financial and legal covenants. The restrictions in the agreements governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted. We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends. We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the agreements governing our debt could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our financial condition and results of operations.
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
Further, we derive a meaningful portion of our revenue and operating profit from operating subsidiaries located outside the U.S. Since the majority of financing obligations as well as dividends to stockholders are paid from the U.S., it is important to be able to access the cash generated by our operating subsidiaries located outside the U.S. in the event we are unable to meet these U.S. based cash requirements.
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
The trading price of our common stock may fluctuate widely as a result of a number of factors, including the risk factors described above, many of which are outside our control. In addition, the stock market is subject to fluctuations in the share prices and trading volumes that affect the market prices of the shares of many companies. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:
•	General economic and political conditions such as recessions, economic downturns and acts of war or terrorism;

•	Quarterly variations in our operating results;

•	Seasonality of our business cycle;

•	Changes in the market’s expectations about our operating results;

•	Our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•	Changes in financial estimates and recommendations by securities analysts concerning us or the insurance brokerage or financial services industries in general;

•	Operating and stock price performance of other companies that investors deem comparable to us;

•	News reports relating to trends in our markets, including any expectations regarding an upcoming “hard” or “soft” market;

•	Cyber attacks and other cybersecurity incidents;

•	Changes in laws and regulations affecting our business;

•	Material announcements by us or our competitors;

•	The impact or perceived impact of developments relating to our investments, including the possible perception by securities analysts or investors that such investments divert management attention from our core operations;

•	Market volatility;

•	A negative market reaction to announced acquisitions;

•	Competitive pressures in any of our segments;

•	General conditions in the insurance brokerage and insurance industries;

•	Legal proceedings or regulatory investigations;

•	Regulatory requirements, including international sanctions and the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 or other anti-corruption laws;

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
Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate related to the branch facilities of our brokerage and risk management segments. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Notes 15 and 17 to our 2019 consolidated financial statements for information with respect to our lease commitments as of December 31, 2019.
Item 3. Legal Proceedings.
Please see the information set forth in Note 17 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”
Item 4. Mine Safety Disclosures.
Not applicable.
Information About Our Executive Officers
Set forth below are the names, ages, positions and business backgrounds of our executive officers as of the date hereof:

Name	Age	Position and Year First Elected

J. Patrick Gallagher, Jr.	67	Chairman since 2006, President since 1990, Chief Executive Officer since 1995

Walter D. Bay	57	Corporate Vice President, General Counsel, Secretary since 2007

Richard C. Cary	57	Controller since 1997, Chief Accounting Officer since 2001

Joel D. Cavaness	58	Corporate Vice President since 2000, President of our Wholesale Brokerage Operation since 1997

Thomas J. Gallagher	61	Corporate Vice President since 2001, Chairman of our International Brokerage Operation 2010 - 2016, President of our Global Property/Casualty Brokerage Operation beginning in 2017

Douglas K. Howell	58	Corporate Vice President, Chief Financial Officer since 2003

Scott R. Hudson	58	Corporate Vice President and President of our Risk Management Operation since 2010

Christopher E. Mead	52	Corporate Vice President, Chief Marketing Officer since 2017; Managing Director – Marketing Division, CME Group, 2005 - 2017

Susan E. Pietrucha	53	Corporate Vice President, Chief Human Resource Officer since 2007

William F. Ziebell	57	Corporate Vice President since 2011, regional leader in our Employee Benefit and Consulting Brokerage Operations 2004 - 2016, President beginning in 2017

With the exception of Mr. Mead, we have employed each such person principally in management capacities for more than the past five years. All executive officers are appointed annually and serve at the pleasure of our board of directors.
Part II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.”
As of January 31, 2020, there were approximately 1,000 holders of record of our common stock.

(c)    Issuer Purchases of Equity Securities
The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule
10b-18(a)(3)
under the Securities Exchange Act of 1934, as amended) of us for each fiscal month in the three-month period ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)

October 1 through October 31, 2019	6,928	$88.12	—	7,287,019

November 1 through November 30, 2019	1,172	91.57	—	7,287,019

December 1 through December 31, 2019	16,329	95.73	—	7,287,019

Total	24,429	$93.37	—

(1)	Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified
deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans
of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 11 to our 2019 consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified
deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the fourth quarter of 2019, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2019 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified
deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax
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

Item 6. Selected Financial Data.
The following selected consolidated financial data for each of the five years in the period ended December 31, 2019 have been derived from our consolidated financial statements. Such data should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2019	2018	2017	2016	2015*
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$3,320.6	$2,920.7	$2,641.0	$2,409.9	$2,338.7
Fees	1,911.1	1,756.3	1,591.9	1,491.7	1,432.3
Supplemental revenues	210.5	189.9	158.0	139.9	125.5
Contingent revenues	135.6	98.0	99.5	97.9	93.7
Investment income and other	1,478.6	1,827.5	1,622.6	1,409.0	1,402.2

Revenue before reimbursements	7,056.4	6,792.4	6,113.0	5,548.4	5,392.4
Reimbursements	138.6	141.6	136.0	132.1	—

Total revenues	7,195.0	6,934.0	6,249.0	5,680.5	5,392.4
Total expenses	6,568.9	6,454.6	5,889.2	5,346.9	5,098.9

Earnings before income taxes	626.1	479.4	359.8	333.6	293.5
Benefit for income taxes	(89.7)	(196.5)	(157.1)	(96.7)	(95.6)

Net earnings	715.8	675.9	516.9	430.3	389.1
Net earnings attributable to noncontrolling interests	47.0	42.4	35.6	33.5	32.3

Net earnings attributable to controlling interests	$668.8	$633.5	$481.3	$396.8	$356.8

Per Share Data:
Diluted net earnings per share (1)	3.52	3.40	2.64	2.22	2.06
Dividends declared per common share (2)	1.72	1.64	1.56	1.52	1.48
Share Data:
Shares outstanding at year end	188.1	184.0	181.0	178.3	176.9
Weighted average number of common shares outstanding	186.0	182.7	180.1	177.6	172.2
Weighted average number of common and common equivalent shares outstanding	190.1	186.2	182.1	178.4	173.2
Consolidated Balance Sheet Data:
Total assets	$19,634.8	$16,334.0	$14,909.7	$13,528.2	$10,910.5
Long-term debt less current portion	3,823.0	3,098.0	2,698.0	2,150.0	2,075.0
Total stockholders’ equity	5,215.5	4,569.7	4,299.7	3,775.5	3,688.2
Return on beginning stockholders’ equity (3)	15%	15%	13%	11%	11%
Employee Data:
Number of employees - at year end	33,247	30,362	26,783	24,790	23,857

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.

(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.

(3)	Represents net earnings divided by total stockholders’ equity, as of the beginning of the year.

*	As of January 1, 2018, we adopted ASC 606, Revenues from Contracts with Customers related to Topic 606 using the full retrospective method to restate 2017 and 2016. The cumulative effect of the adoption was recognized as an increase to retained earnings of $125.3 million on January 1, 2016. As permitted under the guidelines issued by the SEC related to the adoption of Topic 606, we did not restate the 2015 information in the table above.

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
We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks. We are headquartered in Rolling Meadows, Illinois, have operations in 49 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent brokers and consultants. In 2019, we expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generate approximately 69% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 31% derived internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. (based on 2019 revenues). We expect that our international revenue as a percentage of our total revenues in 2020 will be comparable to 2019. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 68%, 14% and 18%, respectively, to 2019 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy investments, and interest income from premium financing.
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
Summary of Financial Results - Year Ended December 31,
See the reconciliations of
non-GAAP
measures on pages 27 and 28.

	Year 2019		Year 2018		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
	(In millions, except per share data)
Brokerage Segment
Revenues	$4,901.5	$4,826.2	$4,246.9	$4,185.9	15%	15%
Organic revenues		$4,326.2		$4,088.3		5.8%
Net earnings	$717.3		$573.2		25%
Net earnings margin	14.6%		13.5%		+113 bpts
Adjusted EBITDAC		$1,378.8		$1,164.5		18%
Adjusted EBITDAC margin		28.6%		27.8%		+75 bpts
Diluted net earnings per share	$3.68	$3.73	$3.02	$3.23	22%	15%
Risk Management Segment
Revenues before reimbursements	$838.5	$838.5	$798.3	$789.2	5%	6%
Organic revenues		$823.3		$788.7		4.4%
Net earnings	$66.2		$70.4		-6%
Net earnings margin (before reimbursements)	7.9%		8.8%		-92 bpts
Adjusted EBITDAC		$145.8		$136.4		7%
Adjusted EBITDAC margin (before reimbursements)		17.4%		17.3%		+11 bpts
Diluted net earnings per share	$0.35	$0.37	$0.38	$0.36	-8%	3%
Corporate Segment
Diluted net loss per share	$(0.51)	$(0.45)	$—	$(0.16)
Total Company
Diluted net earnings per share	$3.52	$3.65	$3.40	$3.43	4%	6%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$4.03	$4.10	$3.40	$3.59	19%	14%

In our corporate segment, net after tax earnings from our clean energy investments was $88.5 million and $118.6 million in 2019 and 2018, respectively. Our current estimate of the 2020 annual net after tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2020, is $80.0 million to $100.0 million. We expect to use the additional cash flow generated by these earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.
The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for 2019 and 2018. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 35 and 41 of this filing.

Year Ended December 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:
	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2019	2018	2019	2018	2019	2018	2019	2018	Chg
	(In millions, except per share data)
Brokerage, as reported	$4,901.5	$4,246.9	$717.3	$573.2	$1,359.1	$1,126.3	$3.68	$3.02	22%
Net gains on divestitures	(75.3)	(10.2)	(47.5)	(7.9)	(62.3)	(10.2)	(0.25)	(0.04)
Acquisition integration	—	—	16.1	2.6	20.4	3.4	0.08	0.01
Workforce and lease termination	—	—	35.1	29.1	44.8	38.7	0.19	0.16
Acquisition related adjustments	—	—	5.8	16.3	16.8	14.2	0.03	0.09
Levelized foreign currency translation	—	(50.8)	—	(2.0)	—	(7.9)	—	(0.01)

Brokerage, as adjusted *	4,826.2	4,185.9	726.8	611.3	1,378.8	1,164.5	3.73	3.23	15%

Risk Management, as reported	838.5	798.3	66.2	70.4	137.9	134.0	0.35	0.38	-8%
Workforce and lease termination	—	—	5.2	3.5	7.9	4.7	0.03	0.01
Acquisition related adjustments	—	—	(1.0)	(4.3)	—	—	(0.01)	(0.02)
Levelized foreign currency translation	—	(9.1)	—	(1.4)	—	(2.3)	—	(0.01)

Risk Management, as adjusted *	838.5	789.2	70.4	68.2	145.8	136.4	0.37	0.36	3%

Corporate, as reported	1,316.4	1,747.2	(67.7)	32.3	(201.4)	(213.9)	(0.51)	—
Workforce	—	—	2.3	—	3.0	—	0.01	—
Clean energy related	3.0	—	11.7	—	14.9	—	0.05	—
Corporate legal entity restructuring	—	—	—	(22.0)	—	—	—	(0.12)
Impact of U.S. tax reform	—	—	—	(8.9)	—	—	—	(0.04)

Corporate, as adjusted *	1,319.4	1,747.2	(53.7)	1.4	(183.5)	(213.9)	(0.45)	(0.16)

Total Company, as reported	$7,056.4	$6,792.4	$715.8	$675.9	$1,295.6	$1,046.4	$3.52	$3.40	4%

Total Company, as adjusted *	$6,984.1	$6,722.3	$743.4	$680.9	$1,341.1	$1,087.0	$3.65	$3.43	6%

Total Brokerage and Risk
Management, as reported	$5,740.0	$5,045.2	$783.5	$643.6	$1,497.0	$1,260.3	$4.03	$3.40	19%

Total Brokerage and Risk
Management, as adjusted *	$5,664.7	$4,975.1	$797.1	$679.5	$1,524.6	$1,300.9	$4.10	$3.59	14%

*	For 2019, the pretax impact of the brokerage segment adjustments totals $10.4 million, with a corresponding adjustment to the provision for income taxes of $0.9 million relating to these items. The pretax impact of the risk management segment adjustments totals $5.5 million, with a corresponding adjustment to the provision for income taxes of $1.3 million relating to these items. The pretax impact of the corporate segment adjustments totals $17.9 million, with an adjustment to the benefit for income taxes of $3.9 million. For the Corporate segment, the clean energy related adjustments are described on pages 47 to 48.

For 2018, the pretax impact of the brokerage segment adjustments totals $51.0 million, with a corresponding adjustment to the provision for income taxes of $12.9 million relating to these items. The pretax impact of the risk management segment adjustments totals $(3.2) million, with a corresponding adjustment to the provision for income taxes of $(1.0) million relating to these items. There was no pretax impact of the corporate segment adjustments, with an adjustment to the benefit for income taxes of $30.9 million.

Reconciliation of
Non-GAAP
Measures -
Pre-tax
Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)

	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Year Ended Dec 31, 2019
Brokerage, as reported	$946.5	$229.2	$717.3	$17.2	$700.1	$3.68
Net gains on divestitures	(62.3)	(14.8)	(47.5)	—	(47.5)	(0.25)
Acquisition integration	20.4	4.3	16.1	—	16.1	0.08
Workforce and lease termination	44.8	9.7	35.1	—	35.1	0.19
Acquisition related adjustments	7.5	1.7	5.8	—	5.8	0.03

Brokerage, as adjusted	$956.9	$230.1	$726.8	$17.2	$709.6	$3.73

Risk Management, as reported	$88.4	$22.2	$66.2	$—	$66.2	$0.35
Workforce and lease termination	7.9	2.7	5.2	—	5.2	0.03
Acquisition related adjustments	(2.4)	(1.4)	(1.0)	—	(1.0)	(0.01)

Risk Management, as adjusted	$93.9	$23.5	$70.4	$—	$70.4	$0.37

Corporate, as reported	$(408.8)	$(341.1)	$(67.7)	$29.8	$(97.5)	$(0.51)
Workforce	3.0	0.7	2.3	—	2.3	0.01
Clean energy related	14.9	3.2	11.7	2.5	9.2	0.05

Corporate, as adjusted	$(390.9)	$(337.2)	$(53.7)	$32.3	$(86.0)	$(0.45)

Year Ended Dec 31, 2018
Brokerage, as reported	$764.2	$191.0	$573.2	$10.7	$562.5	$3.02
Net gains on divestitures	(10.2)	(2.3)	(7.9)	—	(7.9)	(0.04)
Acquisition integration	3.4	0.8	2.6	—	2.6	0.01
Workforce and lease termination	38.7	9.6	29.1	—	29.1	0.16
Acquisition related adjustments	21.6	5.3	16.3	—	16.3	0.09
Levelized foreign currency translation	(2.5)	(0.5)	(2.0)	—	(2.0)	(0.01)

Brokerage, as adjusted	$815.2	$203.9	$611.3	$10.7	$600.6	$3.23

Risk Management, as reported	$95.7	$25.3	$70.4	$—	$70.4	$0.38
Workforce and lease termination	4.7	1.2	3.5	—	3.5	0.01
Acquisition related adjustments	(6.0)	(1.7)	(4.3)	—	(4.3)	(0.02)
Levelized foreign currency translation	(1.9)	(0.5)	(1.4)	—	(1.4)	(0.01)

Risk Management, as adjusted	$92.5	$24.3	$68.2	$—	$68.2	$0.36

Corporate, as reported	$(380.5)	$(412.8)	$32.3	$31.7	$0.6	$—
Corporate legal entity restructuring	—	22.0	(22.0)	—	(22.0)	(0.12)
Impact of U.S. tax reform	—	8.9	(8.9)	—	(8.9)	(0.04)

Corporate, as adjusted	$(380.5)	$(381.9)	$1.4	$31.7	$(30.3)	$(0.16)

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
We typically cite the Council of Insurance Agents & Brokers (which we refer to as the CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment. The fourth quarter 2019 survey had not been published as of the filing date of this report. The first three 2019 quarterly surveys indicated that U.S. commercial property/casualty rates increased by 3.5%, 5.2%, and 6.2% on average, for the first, second and third quarters of 2019, respectively. We expect a similar trend to be noted when the CIAB fourth quarter 2019 survey report is issued, which would signal continued price firming. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.
In 2020, we expect increases in property/casualty rates and exposures greater than the modest increases observed during 2019. Within our employee benefits and consulting brokerage operations, we believe that employment growth, a tightening labor market and the complexity surrounding the healthcare regulatory environment bode well for the continued demand of our solutions. In addition, our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. Internationally, pricing is increasing the most in our London Specialty and Canadian retail property/casualty markets, and is positive in our Australian, New Zealand and UK retail property/casualty markets. Overall, we believe that in a positive rate environment with growing exposure units, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios. Based on our experience, insurance carriers appear to be making rational pricing decisions. In lines and accounts where rate increases or decreases are warranted, the underwriters are pricing accordingly. In summary, there is adequate capacity in the insurance market and most businesses continue to stay in standard-line markets. Clients can broadly still obtain coverage, but at reduced levels in some lines of business.
Clean energy investments
- We have investments in limited liability companies that own 29 clean coal production plants developed by us and five clean coal production plants we purchased from a third party on September 1, 2013. All 34 plants produce refined coal using propriety technologies owned by
Chem-Mod.
We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45. The plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) received tax credits through 2019 and the 20 plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021. All twenty of the 2011 Era Plants are under long-term production contracts with several utilities.
We also own a 46.5% controlling interest in
Chem-Mod,
which has been marketing The
Chem-Mod
™
Solution proprietary technologies principally to refined fuel plants that sell refined fuel to coal-fired power plants owned by utility companies, including those plants in which we hold interests. Based on current production estimates provided by licensees,
Chem-Mod
could generate for us approximately $5.0 million to $6.0 million of net after tax earnings per quarter.
Our current estimate of the 2020 annual net after tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2020, is $80.0 million to $100.0 million.
All estimates set forth above regarding the future results of our clean energy investments are subject to significant risks, including those set forth in the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.”
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe the following significant accounting policies may involve a higher degree of judgment and complexity. See Note 1 to our 2019 consolidated financial statements for other significant accounting policies.

Revenue Recognition
- See Revenue Recognition in Notes 1, 2 and 4 to our 2019 consolidated financial statements for information with respect to the impacts a new accounting standard, relating to revenue recognition, had on our financial position and operating results.
Income Taxes
- See Income Taxes in Notes 1 and 19 to our 2019 consolidated financial statements.
Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment. Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement. Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue. We recognize interest and penalties, if any, related to unrecognized tax benefits in our provision for income taxes. See Note 19 to our 2019 consolidated financial statements for a discussion regarding the possibility that our gross unrecognized tax benefits balance may change within the next twelve months.
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
We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in a specific jurisdiction. In assessing the need for the recognition of a valuation allowance for deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized and adjust the valuation allowance accordingly. We evaluate all significant available positive and negative evidence as part of our analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income by jurisdiction, tax-planning
strategies that would result in the realization of deferred tax assets and the presence of taxable income in prior carryback years. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. See Note 19 to our 2019 consolidated financial statements related to changes in our valuation allowances.
Intangible Assets/Earnout Obligations
- See Intangible Assets in Note 1 to our 2019 consolidated financial statements.
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
The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discount these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. See Note 3 to our 2019 consolidated financial statements for additional discussion on our 2019 business combinations.

Business Combinations and Dispositions
See Note 3 to our 2019 consolidated financial statements for a discussion of our 2019 business combinations. We did not have any material dispositions in 2018 and 2017.
On January 8, 2019, we sold a travel insurance brokerage operation that was initially purchased in 2014. In first quarter 2019, we recognized a one-time,
net gain of $0.17 of diluted net earnings per share as a result of the sale.
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
Adjusted Non-GAAP presentation
- We believe that the adjusted
non-GAAP
presentation of our 2019, 2018 and 2017 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax
amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.
•
Adjusted measures
- We define these measures as revenues (for the brokerage segment), revenues before reimbursements (for the risk management segment), net earnings, compensation expense and operating expense, respectively, each adjusted to exclude the following:

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

•
Adjusted EBITDAC
and Adjusted EBITDAC Margin
- Adjusted EBITDAC is EBITDAC adjusted to exclude net gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable (and for the Corporate segment, the clean energy related adjustments described on pages 47 to 48) and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance, and are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•
Adjusted EPS and Adjusted Net Earnings
- Adjusted net earnings have been adjusted to exclude the
after-tax
impact of net gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges and acquisition related adjustments and the period-over-period impact of foreign currency translation, as applicable, (and for the Corporate segment, the clean energy related adjustments described on pages 47 to 48). Adjusted EPS is Adjusted Net Earnings divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and for the overall business is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

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
These revenue items are excluded from organic revenues in order to determine a comparable, but non-GAAP,
measurement of revenue growth that is associated with the revenue sources that are expected to continue in 2020 and beyond. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this non-GAAP
measure allows readers of our financial statements to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.
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
Brokerage Segment
The brokerage segment accounted for 68% of our revenue in 2019. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our brokerage segment generates revenues by:
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

The primary source of revenues for our brokerage services is commissions from underwriting enterprises, based on a percentage of premiums paid by our clients, or fees received from clients based on an agreed level of service usually in lieu of commissions. Commissions are fixed at the contract effective date and generally are based on a percentage of premiums for insurance coverage or employee headcount for employer sponsored benefit plans. Commissions depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk of coverage, and historical benchmarks surrounding the level of effort necessary for us to place and service the insurance contract. Rather than being tied to the amount of premiums, fees are most often based on an expected level of effort to provide our services. In addition, under certain circumstances, both retail brokerage and wholesale brokerage services receive supplemental and contingent revenues. Supplemental revenue is revenue paid by an underwriting enterprise that is above the base commission paid, is determined by the underwriting enterprise and is established annually in advance of the contractual period based on historical performance criteria. Contingent revenue is revenue paid by an underwriting enterprise based on the overall profit and/or volume of the business placed with that underwriting enterprise during a particular calendar year and is determined after the contractual period.
Litigation, Regulatory and Taxation Matters
IRS investigation
- A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (which we refer to as Tribeca). A “captive” is an underwriting enterprise that insures the risks of its owner, affiliates or a group of companies. Micro-captives are captive underwriting enterprises that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are under investigation by the Internal Revenue Service (which we refer to as IRS). Additionally, the IRS has initiated audits for the 2012 tax year, and subsequent tax years, of over 100 of the micro-captive underwriting enterprises organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition
activities of Tribeca, an adverse determination could subject us to penalties and negatively affect our defense of the class action lawsuit described below. We may also experience lost earnings due to the negative effect of an extended IRS investigation. From 2017 to 2019, our micro-captive operations contributed less than $2.9 million of net earnings and less than $4.5 million of EBITDAC to our consolidated results in any one year. Due to the fact that the IRS has not made any allegation against us, or completed all of its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.
Class action lawsuit -
On December 7, 2018, a class action lawsuit was filed against us, our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) and other defendants including Tribeca, in the Unites States District Court for the District of Arizona. The named plaintiffs are micro-captive clients of Artex or Tribeca and their related entities and owners who had IRC Section 831(b) tax benefits disallowed by the IRS. The complaint attempts to state various causes of action and alleges that the defendants defrauded the plaintiffs by marketing and managing micro-captives with the knowledge that the captives did not constitute bona fide
insurance and thus would not qualify for tax benefits. The named plaintiffs are seeking to certify a class of all persons who were assessed back taxes, penalties or interest by the IRS as a result of their ownership of or involvement in an IRS Section 831(b) micro-captive formed or managed by Artex or Tribeca during the time period January 1, 2005 to the present. The complaint does not specify the amount of damages sought by the named plaintiffs or the putative class. On August 5, 2019, the trial court granted the defendants’ motion to compel arbitration and dismissed the class action lawsuit. Plaintiffs are appealing this ruling to the United States Court of Appeals for the Ninth Circuit. We will continue to defend against the lawsuit vigorously. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us, nor are we able to reasonably estimate the amount of any potential loss in connection with this lawsuit.

Financial information relating to our brokerage segment results for 2019, 2018 and 2017 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2019	2018	Change	2018	2017	Change
Commissions	$3,320.6	$2,920.7	$399.9	$2,920.7	$2,641.0	$279.7
Fees	1,074.2	958.5	115.7	958.5	855.1	103.4
Supplemental revenues	210.5	189.9	20.6	189.9	158.0	31.9
Contingent revenues	135.6	98.0	37.6	98.0	99.5	(1.5)
Investment income	85.3	69.6	15.7	69.6	58.1	11.5
Net gains on divestitures	75.3	10.2	65.1	10.2	3.4	6.8

Total revenues	4,901.5	4,246.9	654.6	4,246.9	3,815.1	431.8

Compensation	2,745.9	2,447.1	298.8	2,447.1	2,212.3	234.8
Operating	796.5	673.5	123.0	673.5	614.0	59.5
Depreciation	66.6	60.9	5.7	60.9	61.8	(0.9)
Amortization	329.1	286.9	42.2	286.9	261.8	25.1
Change in estimated acquisition earnout payables	16.9	14.3	2.6	14.3	29.3	(15.0)

Total expenses	3,955.0	3,482.7	472.3	3,482.7	3,179.2	303.5

Earnings before income taxes	946.5	764.2	182.3	764.2	635.9	128.3
Provision for income taxes	229.2	191.0	38.2	191.0	221.2	(30.2)

Net earnings	717.3	573.2	144.1	573.2	414.7	158.5
Net earnings attributable to noncontrolling interests	17.2	10.7	6.5	10.7	7.6	3.1

Net earnings attributable to controlling interests	$700.1	$562.5	$137.6	$562.5	$407.1	$155.4

Diluted net earnings per share	$3.68	$3.02	$0.66	$3.02	$2.23	$0.79

Other Information
Change in diluted net earnings per share	22%	35%		35%
Growth in revenues	15%	11%		11%
Organic change in commissions and fees	6%	5%		5%
Compensation expense ratio	56%	58%		58%	58%
Operating expense ratio	16%	16%		16%	16%
Effective income tax rate	24%	25%		25%	35%
Workforce at end of period (includes acquisitions)	25,211	22,934		22,934	20,049
Identifiable assets at December 31	$16,741.9	$13,785.1		$13,785.1	$12,404.3

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for 2019, 2018 and 2017 (in millions):

	2019	2018	Change	2018	2017	Change

Net earnings, as reported	$717.3	$573.2	25.1%	$573.2	$414.7	38.2%
Provision for income taxes	229.2	191.0		191.0	221.2
Depreciation	66.6	60.9		60.9	61.8
Amortization	329.1	286.9		286.9	261.8
Change in estimated acquisition earnout payables	16.9	14.3		14.3	29.3

EBITDAC	1,359.1	1,126.3	20.7%	1,126.3	988.8	13.8%
Net gains on divestitures	(62.3)	(10.2)		(10.2)	(3.4)
Acquisition integration	20.4	3.4		3.4	14.8
Acquisition related adjustments	16.8	14.2		14.2	9.1
Workforce and lease termination related charges	44.8	38.7		38.7	30.1
Levelized foreign currency translation	—	(7.9)		—	3.6

EBITDAC, as adjusted	$1,378.8	$1,164.5	18.4%	$1,172.4	$1,043.0	12.4%

Net earnings margin, as reported	14.6%	13.5%	+113 bpts	13.5%	10.9%	+263 bpts

EBITDAC margin, as adjusted	28.6%	27.8%	+75 bpts	27.7%	27.4%	+40 bpts

Reported revenues	$4,901.5	$4,246.9		$4,246.9	$3,815.1

Adjusted revenues - see page 28	$4,826.2	$4,185.9		$4,236.7	$3,811.7

Commissions and fees
- The aggregate increase in base commissions and fees for 2019 was due to revenues associated with acquisitions that were made during 2019 and 2018 ($382.8 million) and organic revenue growth. Commissions and fees in 2019 included new business production and renewal rate increases of $486.6 million, which was offset by lost business of $353.8 million. The aggregate increase in base commissions and fees for 2018 was due to revenues associated with acquisitions that were made during 2018 and 2017 ($200.4 million) and organic revenue growth. Commissions and fees in 2018 included new business production and renewal rate increases of $456.6 million, which was offset by lost business of $273.9 million. The aggregate increase in commissions and fees for 2017 was due to revenues associated with acquisitions that were made during 2017 and 2016 ($169.6 million) and organic revenue growth. Commissions and fees in 2017 included new business production of $378.9 million, which was offset by lost business and renewal rate decreases of $264.3 million. Commission revenues increased 14% and fee revenues increased 12% in 2019 compared to 2018, respectively. The organic change in base commission and fee revenues was 6% in 2019 and 5% in 2018.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2019 and 2018 include the following (in millions):

	2019 Organic Revenues			2018 Organic Revenues
	2019	2018	Change	2018	2017	Change
Base Commissions and Fees
Commission and fees, as reported	$4,394.8	$3,879.2	13.3%	$3,879.2	$3,496.1	11.0%
Less commission and fee revenues from acquisitions	(382.8)	—		(200.4)	—
Less divested operations	—	(31.0)		—	(18.2)
Levelized foreign currency translation	—	(45.1)		—	13.3

Organic base commission and fees	$4,012.0	$3,803.1	5.5%	$3,678.8	$3,491.2	5.4%

Supplemental revenues
Supplemental revenues, as reported	$210.5	$189.9	10.9%	$189.9	$158.0	20.2%
Less supplemental revenues from acquisitions	(13.5)	—		(1.5)	—
Levelized foreign currency translation	—	(2.4)		—	0.8

Organic supplemental revenues	$197.0	$187.5	5.1%	$188.4	$158.8	18.6%

Contingent revenues
Contingent revenues, as reported	$135.6	$98.0	38.4%	$98.0	$99.5	-1.5%
Less contingent revenues from acquisitions	(18.4)	—		(5.0)	—
Less divested operations	—	—		—	(0.6)
Levelized foreign currency translation	—	(0.3)		—	0.1

Organic contingent revenues	$117.2	$97.7	20.0%	$93.0	$99.0	-6.1%

Total reported commissions, fees, supplemental revenues and contingent revenues	$4,740.9	$4,167.1	13.8%	$4,167.1	$3,753.6	11.0%
Less commission and fee revenues from acquisitions	(414.7)	—		(206.9)	—
Less divested operations	—	(31.0)		—	(18.8)
Levelized foreign currency translation	—	(47.8)		—	14.2

Total organic commissions, fees supplemental revenues and contingent revenues	$4,326.2	$4,088.3	5.8%	$3,960.2	$3,749.0	5.6%

Acquisition Activity	2019	2018	2017
Number of acquisitions closed	46	44	36
Estimated annualized revenues acquired (in millions)	$452.3	$317.9	$159.0

For 2019, 2018 and 2017, we issued 1,908,000, 881,000, and 1,041,000 shares, respectively, in connection with tax-free
exchange acquisitions and for 2018 and 2017 repurchased 175,000, and 273,000 shares, respectively, to partially offset the impact of the issued shares.

Supplemental and contingent revenues -
Reported supplemental and contingent revenues recognized in 2019, 2018 and 2017 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2019
Reported supplemental revenues	$56.7	$46.9	$49.8	$57.1	$210.5
Reported contingent revenues	48.0	29.5	30.4	27.7	135.6

Reported supplemental and contingent revenues	$104.7	$76.4	$80.2	$84.8	$346.1

2018
Reported supplemental revenues	$52.0	$48.1	$43.9	$45.9	$189.9
Reported contingent revenues	34.9	21.8	25.7	15.6	98.0

Reported supplemental and contingent revenues	$86.9	$69.9	$69.6	$61.5	$287.9

2017
Reported supplemental revenues	$47.3	$35.8	$36.9	$38.0	$158.0
Reported contingent revenues	35.0	21.3	21.8	21.4	99.5

Reported supplemental and contingent revenues	$82.3	$57.1	$58.7	$59.4	$257.5

Investment income
and net gains on divestitures
- This primarily represents (1) interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing and (2) net gains related to divestitures and sales of books of business, which were $75.3 million, $10.2 million and $3.4 million in 2019, 2018 and 2017, respectively. During 2019, we recognized a one-time,
net gain of $0.17 of diluted net earnings per share related to the divestiture of a travel insurance brokerage and four other smaller brokerage operations. Investment income in 2019 increased compared to 2018 primarily due to increases in interest income from our U.S. operations due to increases in interest income earned on client held funds. Investment income in 2018 increased compared to 2017 primarily due to increases in interest income from our Australia and New Zealand premium financing business, which relates to an increase in the volume of premium financing business written in 2018, and increases in interest income earned on client held funds in the U.S. due to an increase in interest rates.
Compensation expense
- The following provides
non-GAAP
information that management believes is helpful when comparing 2019 and 2018 compensation expense and 2018 and 2017 compensation expense (in millions):

	2019	2018	2018	2017
Compensation expense, as reported	$2,745.9	$2,447.1	$2,447.1	$2,212.3

Acquisition integration	(12.4)	(2.5)	(2.5)	(7.6)
Workforce related charges	(35.2)	(32.3)	(32.3)	(21.4)
Acquisition related adjustments	(16.8)	(14.2)	(14.2)	(9.1)
Levelized foreign currency translation	-	(34.0)	-	8.7

Compensation expense, as adjusted	$2,681.5	$2,364.1	$2,398.1	$2,182.9

Reported compensation expense ratios	56.0%	57.6%	57.6%	58.0%

Adjusted compensation expense ratios	55.6%	56.5%	56.6%	57.1%

Reported revenues	$4,901.5	$4,246.9	$4,246.9	$3,815.1

Adjusted revenues - see page 28	$4,826.2	$4,185.9	$4,236.7	$3,824.7

The increase in compensation expense in 2019 compared to 2018 was primarily due to an increase in the average number of employees, salary increases, one-time
compensation payments and increases in incentive compensation linked to our overall operating results ($243.7 million in the aggregate), increases in employee benefits expense - $34.2 million, acquisition integration expense - $9.9 million, severance related costs - $2.9 million, stock compensation expense - $2.9 million, deferred compensation - $2.2 million, acquisition related costs - $2.6 million, temporary staffing - $2.0 million, partially offset by a decrease in earnout related compensation charges - $1.6 million. The increase in employee headcount in 2019 compared to 2018 primarily relates to the addition of employees associated with the acquisitions that we completed in 2019 and new production hires.

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
Operating expense
- The following provides
non-GAAP
information that management believes is helpful when comparing 2019 and 2018 operating expense and 2018 and 2017 operating expense (in millions):

	2019	2018	2018	2017
Operating expense, as reported	$796.5	$673.5	$673.5	$614.0

Acquisition integration	(8.0)	(0.9)	(0.9)	(7.2)
Workforce and lease termination related charges	(9.6)	(6.4)	(6.4)	(8.7)
Costs related to divestures	(13.0)	—	—	—
Levelized foreign currency translation	—	(8.9)	—	0.7

Operating expense, as adjusted	$765.9	$657.3	$666.2	$598.8

Reported operating expense ratios	16.3%	15.9%	15.9%	16.1%

Adjusted operating expense ratios	15.9%	15.7%	15.7%	15.7%

Reported revenues	$4,901.5	$4,246.9	$4,246.9	$3,815.1

Adjusted revenues - see page 28	$4,826.2	$4,185.9	$4,236.7	$3,824.7

The increase in operating expense in 2019 compared to 2018 was due primarily to unfavorable foreign currency translation - $1.5 million and increases in meeting and client entertainment expenses - $22.9 million, technology expenses - $17.1 million, business insurance - $13.8 million, costs related to divestitures - $13.0 million, outside consulting fees - $11.8 million, real estate expenses - $10.8 million, marketing expense - $8.2 million, acquisition integration - $7.1 million, professional and banking fees - $5.6 million, lease termination charges - $3.2 million, employee related expense - $2.7 million, office supplies - $2.6 million, outside services expense - $2.0 million, other expense - $0.9 million, change in deferred operating expense - $2.0 million and bad debt expense - $0.3 million, partially offset by a decrease in licenses and fees - $1.7 million. Also contributing to the increase in operating expense in 2019 were increased expenses associated with the acquisitions completed in 2019.
The increase in operating expense in 2018 compared to 2017 was due primarily to increases in technology expenses - $30.5 million, marketing expense - $9.4 million, meeting and client entertainment expenses - $8.9 million, real estate expenses - $4.3 million, office supplies - $3.4 million, employee related expense - $3.2 million, outside services expense - $3.2 million, licenses and fees - $2.6 million, professional and banking fees - $2.2 million, other expense - $1.9 million, business insurance - $1.8 million and premium financing interest expense - $0.5 million, partially offset by favorable foreign currency translation - $2.0 million and decreases in bad debt expense - $3.5 million, outside consulting fees - $3.4 million, lease termination charges - $2.3 million and change in deferred operating expense - $2.2 million. Also contributing to the increase in operating expense in 2018 were increased expenses associated with the acquisitions completed in 2018.
Depreciation
- The increase in depreciation expense in 2019 compared to 2018 was due primarily to the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems being offset by fixed assets being fully depreciated in 2019. The decrease in depreciation expense in 2018 compared to 2017 was due primarily to the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems being offset by fixed assets being fully depreciated in 2018. Also contributing to the increases in depreciation expense in 2019 was the depreciation expense associated with acquisitions completed in 2019.
Amortization
- The increases in amortization in 2019 compared to 2018 and 2018 compared to 2017 were due primarily to amortization expense of intangible assets associated with acquisitions completed during these years. Expiration lists, non-compete
agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, three to five years for non-compete
agreements and two to fifteen years for trade names). Based on the results of impairment reviews in 2019, 2018 and 2017, we wrote off $0.1 million, $10.6 million and $6.2 million of amortizable intangible assets related to the brokerage segment acquisitions.

Change in estimated acquisition earnout payables
- The change in the expense from the change in estimated acquisition earnout payables in 2019 compared to 2018 and 2018 compared to 2017 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During 2019, 2018 and 2017, we recognized $26.2 million, $17.5 million and $19.7 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2019, 2018 and 2017 acquisitions. During 2019, 2018 and 2017, we recognized $9.3 million of income, $3.2 million of income and $9.6 million of expense, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 112, 109 and 106 acquisitions, respectively.
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
Provision for income taxes
- We allocate the provision for income taxes to the brokerage segment using local statutory rates. The brokerage segment’s effective tax rate in 2019, 2018 and 2017 was 24.2% (24.7% on a controlling basis), 25.0% (25.3% on a controlling basis) and 34.8% (35.2% on a controlling basis), respectively. In fourth quarter 2017, new tax legislation was enacted in the U.S., which lowered the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The impact of the adjustment of our deferred tax asset and liability balances in 2017 to reflect the U.S. rate change on the provision for income taxes in the brokerage segment was immaterial. See the U.S. federal income tax law changes and SEC Staff Accounting Bulletin No. 118 in the Corporate Segment below for an additional discussion of the impact of the U.S. enacted tax legislation, commonly referred to as the Tax Cuts and Jobs Act. We anticipate reporting an effective tax rate of approximately 23.0% to 25.0% in our brokerage segment for the foreseeable future.
Net earnings attributable to noncontrolling interests
- The amounts reported in this line for 2019, 2018 and 2017 include noncontrolling interest earnings of $17.2 million, $10.7 million and $7.6 million, respectively, primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum Re). We were partners in this venture with Grahame Chilton, the former CEO of our International Brokerage Division (he stepped down from that role effective July 1, 2018). Prior to December 31, 2019, we were the controlling partner, participating in 33% of Capsicum Re’s net operating results and Mr. Chilton owned approximately 50% of Capsicum Re. In January 2020, we increased our ownership interest in Capsicum Re from 33% to 100%. Founded in December 2013 through a strategic partnership with Gallagher, Capsicum Re has since grown to become the world’s fifth largest reinsurance broker with offices in the U.K., U.S., Bermuda and South America.

Risk Management Segment
The risk management segment accounted for 14% of our revenue in 2019. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for the risk management segment are comprised of fees generally negotiated (i) on a per-claim
or
per-service
basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.
Financial information relating to our risk management segment results for 2019, 2018 and 2017 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2019	2018	Change	2018	2017	Change
Fees	$836.9	$797.8	$39.1	$797.8	$736.8	$61.0
Investment income	1.6	0.5	1.1	0.5	0.6	(0.1)

Revenues before reimbursements	838.5	798.3	40.2	798.3	737.4	60.9
Reimbursements	138.6	141.6	(3.0)	141.6	136.0	5.6

Total revenues	977.1	939.9	37.2	939.9	873.4	66.5
Compensation	515.7	489.7	26.0	489.7	446.9	42.8
Operating	184.9	174.6	10.3	174.6	164.8	9.8
Reimbursements	138.6	141.6		141.6	136.0
Depreciation	46.2	38.7	7.5	38.7	31.1	7.6
Amortization	4.9	4.3	0.6	4.3	2.9	1.4
Change in estimated acquisition earnout payables	(1.6)	(4.7)	3.1	(4.7)	1.6	(6.3)

Total expenses	888.7	844.2	44.5	844.2	783.3	60.9

Earnings before income taxes	88.4	95.7	(7.3)	95.7	90.1	5.6
Provision for income taxes	22.2	25.3	(3.1)	25.3	34.4	(9.1)

Net earnings	66.2	70.4	(4.2)	70.4	55.7	14.7
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—

Net earnings attributable to controlling interests	$66.2	$70.4	$(4.2)	$70.4	$55.7	$14.7

Diluted earnings per share	$0.35	$0.38	$(0.03)	$0.38	$0.31	$0.07

Other information
Change in diluted earnings per share	(8%)	23%		23%
Growth in revenues (before reimbursements)	5%	8%		8%
Organic change in fees (before reimbursements)	4%	7%		7%
Compensation expense ratio (before reimbursements)	62%	61%		61%	61%
Operating expense ratio (before reimbursements)	22%	22%		22%	22%
Effective income tax rate	25%	26%		26%	38%
Workforce at end of period (includes acquisitions)	6,753	6,269		6,269	5,872
Identifiable assets at December 31	$898.1	$748.1		$748.1	$738.6

The following provides
non-GAAP
information that management believes is helpful when comparing 2019 and 2018 EBITDAC and adjusted EBITDAC and 2018 and 2017 EBITDAC and adjusted EBITAC (in millions):

	2019	2018	Change	2018	2017	Change
Net earnings, as reported	$66.2	$70.4	-6.0%	$70.4	$55.7	26.4%
Provision for income taxes	22.2	25.3		25.3	34.4
Depreciation	46.2	38.7		38.7	31.1
Amortization	4.9	4.3		4.3	2.9
Change in estimated acquisition earnout payables	(1.6)	(4.7)		(4.7)	1.6

Total EBITDAC	137.9	134.0	2.9%	134.0	125.7	6.6%
Workforce and lease termination related charges	7.9	4.7		4.7	0.9
Levelized foreign currency translation	—	(2.3)		—	(0.5)

EBITDAC, as adjusted	$145.8	$136.4	6.9%	$138.7	$126.1	9.9%

Net earnings margin, before reimbursements, as reported	7.9%	8.8%	-92 bpts	8.8%	7.6%	+127 bpts

EBITDAC margin, before reimbursements, as adjusted	17.4%	17.3%	+11 bpts	17.4%	17.2%	+21 bpts

Reported revenues before reimbursements	$838.5	$798.3		$798.3	$737.4

Adjusted revenues - before reimbursements - see page 28	$838.5	$789.2		$798.3	$734.7

Fees
- The increase in fees for 2019 compared to 2018 was primarily due to new business of $44.0 million, which was partially offset by lost business of $18.5 million and lower international performance bonus fees. The increase in fees for 2018 compared to 2017 was primarily due to new business of $78.8 million and higher international performance bonus fees, which were partially offset by lost business of $29.3 million. Organic change in fee revenues was 4% in 2019 and 7% in 2018.
Items excluded from organic fee computations yet impacting revenue comparisons in 2019 and 2018 include the following (in millions):

	2019 Organic Revenue			2018 Organic Revenue
	2019	2018	Change	2018	2017	Change
Fees	$833.7	$789.3	5.6%	$789.3	$732.2	7.8%
International performance bonus fees	3.2	8.5		8.5	4.6

Fees as reported	836.9	797.8	4.9%	797.8	736.8	8.3%
Less fees from acquisitions	(13.6)	—		(11.5)	—
Levelized foreign currency translation	—	(9.1)		—	(2.6)

Organic fees	$823.3	$788.7	4.4%	$786.3	$734.2	7.1%

Reimbursements
- Reimbursements represent amounts received from clients reimbursing us for certain third-party costs associated with providing our claims management services. In certain service partner relationships, we are considered a principal because we direct the third party, control the specified service and combine the services provided into an integrated solution. Given this principal relationship, we are required to recognize revenue on a gross basis and service partner vendor fees in the operating expense line in our consolidated statement of earnings. The decrease in reimbursements in 2019 compared to 2018 was primarily due to a change in business mix that is processed internally versus using outside service partners. The increase in reimbursements in 2018 compared to 2017 was primarily due to the net increase in new business discussed above.
Investment income
- Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in 2019 increased compared to 2018 primarily due to increases in interest income from our U.S. operations. Investment income in 2018 decreased compared to 2017 primarily due to lower levels of invested assets in 2018.

Compensation expense
- The following provides
non-GAAP
information that management believes is helpful when comparing 2019 and 2018 compensation expense and 2018 and 2017 compensation expense (in millions):

	2019	2018	2018	2017
Compensation expense, as reported	$515.7	$489.7	$489.7	$446.9

Workforce and lease termination related charges	(5.9)	(4.3)	(4.3)	(0.9)
Levelized foreign currency translation	—	(5.2)	—	(1.7)

Compensation expense, as adjusted	$509.8	$480.2	$485.4	$444.3

Reported compensation expense ratios (before reimbursements)	61.5%	61.3%	61.3%	60.6%

Adjusted compensation expense ratios (before reimbursements)	60.8%	60.9%	60.8%	60.5%

Reported revenues (before reimbursements)	$838.5	$798.3	$798.3	$737.4

Adjusted revenues (before reimbursements) - see page 28	$838.5	$789.2	$798.3	$734.7

The increase in compensation expense in 2019 compared to 2018 was primarily due to increased headcount and increases in salaries ($26.0 million in the aggregate), employee benefits - $3.0 million, severance related costs - $1.6 million, stock compensation expense - $1.1 million and deferred compensation - $0.6 million, partially offset by a favorable foreign currency translation - $5.2 million and a decrease in temporary-staffing expense - $1.1 million.
The increase in compensation expense in 2018 compared to 2017 was primarily due to increased headcount and increases in salaries ($36.8 million in the aggregate), severance related costs - $3.4 million, employee benefits - $3.1 million, temporary-staffing expense - $2.4 million and deferred compensation - $0.1 million, partially offset by a favorable foreign currency translation - $1.6 million and a decrease in stock compensation expense - $1.4 million. The increase in severance related costs is due to the elimination or restructuring of approximately 75 positions that took place during 2018.
Operating expense
- The following provides
non-GAAP
information that management believes is helpful when comparing 2019 and 2018 operating expense and 2018 and 2017 operating expense (in millions):

	2019	2018	2018	2017
Operating expense, as reported	$184.9	$174.6	$174.6	$164.8

Workforce and lease termination related charges	(2.0)	(0.4)	(0.4)	—
Levelized foreign currency translation	—	(1.6)	—	(0.5)

Operating expense, as adjusted	$182.9	$172.6	$174.2	$164.3

Reported compensation expense ratios (before reimbursements)	22.1%	21.9%	21.9%	22.4%

Adjusted compensation expense ratios (before reimbursements)	21.8%	21.9%	21.8%	22.4%

Reported revenues (before reimbursements)	$838.5	$798.3	$798.3	$737.4

Adjusted revenues - (before reimbursements) see page 28	$838.5	$789.2	$798.3	$734.7

The increase in operating expense in 2019 compared to 2018 was primarily due to increases in outside consulting fees - $5.4 million, technology expenses - $4.1 million, meeting and client entertainment expense - $2.4 million, lease termination related charges - $1.6 million, other expense - $1.1 million, licenses and fees - $0.9 million, real estate expense - $0.7 million, business insurance - $0.6 million, partially offset by decreases in professional and banking fees - $4.6 million, office supplies - $1.2 million, employee expense - $0.2 million and bad debt expense - $0.2 million.
The increase in operating expense in 2018 compared to 2017 was primarily due to an adverse make-whole settlement - $1.5 million and increases in technology expenses - $5.6 million, outside consulting fees - $3.0 million, business insurance - $1.4 million, meeting and client entertainment expense - $1.0 million, employee expense - $0.9 million, bad debt expense - $0.6 million, lease termination related charges - $0.4 million and outside services - $0.2 million, partially offset by decreases in other expense - $2.8 million, professional and banking fees - $1.7 million and licenses and fees - $0.4 million and office supplies - $0.1 million.

Depreciation -
Depreciation expense increased in 2019 compared to 2018 and 2018 compared to 2017, which reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.
Amortization
- Amortization expense increased in 2019 compared to 2018 and increased in 2018 compared to 2017. In 2019, we made three acquisitions with annualized revenues of approximately $15.9 million. In 2018, we made four acquisitions with annualized revenues of approximately $21.9 million. In 2017, we made three acquisitions with annualized revenues of approximately $13.3 million. No indicators of impairment were noted in 2019, 2018 or 2017.
Change in estimated acquisition earnout payables
- The change in expense from the change in estimated acquisition earnout payables in 2019 compared to 2018 and 2018 compared to 2017, were due primarily to adjustments made in 2019, 2018 and 2017 to the estimated fair value of an earnout obligation related to revised projections of future performance. During 2019, 2018 and 2017, we recognized $0.8 million, $1.3 million and $0.5 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2018 and 2017 acquisitions, respectively. During 2019, we recognized $2.4 million of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for four acquisitions. During 2018, we recognized $6.0 million of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for three acquisitions. During 2017, we recognized $1.1 million of expense related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for two acquisitions.
Provision for income taxes
- We allocate the provision for income taxes to the risk management segment using local statutory rates. The risk management segment’s effective tax rate in 2019, 2018 and 2017 was 25.1%, 26.4% and 38.2%, respectively. In fourth quarter 2017, new tax legislation was enacted in the U.S., which lowered the U.S. corporate tax rate from 35.0% to 21.0% effective January 1, 2018. The impact of the adjustment of our deferred tax asset and liability balances in 2017 to reflect the U.S. rate change on the provision for income taxes in the brokerage segment was immaterial. See the U.S. federal income tax law changes and SEC Staff Accounting Bulletin No. 118 in the Corporate Segment below for an additional discussion of the impact of the U.S. enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act. We anticipate reporting an effective tax rate on adjusted results of approximately 24.0% to 26.0% in our risk management segment for the foreseeable future.

Corporate Segment
The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency translation. See Note 14 to our 2019 consolidated financial statements for a summary of our investments at December 31, 2019 and 2018 and a detailed discussion of the nature of these investments. See Note 8 to our 2019 consolidated financial statements for a summary of our debt at December 31, 2019 and 2018.
Financial information relating to our corporate segment results for 2019, 2018 and 2017 (in millions, except per share and percentages):

Statement of Earnings	2019	2018	Change	2018	2017	Change
Revenues from consolidated clean coal production plants	$1,255.1	$1,694.6	$(439.5)	$1,694.6	$1,515.6	$179.0
Royalty income from clean coal licenses	66.7	54.1	12.6	54.1	46.4	7.7
Loss from unconsolidated clean coal production plants	(2.5)	(2.4)	(0.1)	(2.4)	(1.5)	(0.9)
Other net (losses) gains	(2.9)	0.9	(3.8)	0.9	—	0.9

Total revenues	1,316.4	1,747.2	(430.8)	1,747.2	1,560.5	186.7

Cost of revenues from consolidated clean coal production plants	1,352.8	1,816.0	(463.2)	1,816.0	1,635.9	180.1
Compensation	77.9	89.5	(11.6)	89.5	88.2	1.3
Operating	87.1	55.6	31.5	55.6	50.3	5.3
Interest	179.8	138.4	41.4	138.4	124.1	14.3
Depreciation	27.6	28.2	(0.6)	28.2	28.2	—

Total expenses	1,725.2	2,127.7	(402.5)	2,127.7	1,926.7	201.0

Loss before income taxes	(408.8)	(380.5)	(28.3)	(380.5)	(366.2)	(14.3)
Benefit for income taxes	(341.1)	(412.8)	71.7	(412.8)	(412.7)	(0.1)

Net earnings (loss)	(67.7)	32.3	(100.0)	32.3	46.5	(14.2)
Net earnings attributable to noncontrolling interests	29.8	31.7	(1.9)	31.7	28.0	3.7

Net earnings (loss) attributable to controlling interests	$(97.5)	$0.6	$(98.1)	$0.6	$18.5	$(17.9)

Diluted net earnings (loss) per share	$(0.51)	$—	$(0.51)	$—	$0.10	$(0.10)

Identifiable assets at December 31	$1,994.8	$1,800.8		$1,800.8	$1,766.8

EBITDAC
Net earnings (loss)	$(67.7)	$32.3	$(100.0)	$32.3	$46.5	$(14.2)
Benefit for income taxes	(341.1)	(412.8)	71.7	(412.8)	(412.7)	(0.1)
Interest	179.8	138.4	41.4	138.4	124.1	14.3
Depreciation	27.6	28.2	(0.6)	28.2	28.2	—

EBITDAC	$(201.4)	$(213.9)	$12.5	$(213.9)	$(213.9)	$—

Revenues -
Revenues in the corporate segment consist of the following:
•	Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities.

The decrease in 2019 is due to decreased production of clean coal. The increases in 2018 and 2017 are due to increased production of clean coal.

•	Royalty income from clean coal licenses represents revenues related to
Chem-Mod
 LLC. We hold a 46.5% controlling interest in
Chem-Mod
 LLC. As
Chem-Mod
LLC’s manager, we are required to consolidate its operations.

The increase in royalty income in 2019 compared to 2018 was due to increased production of refined coal by
Chem-Mod
 LLC’s licensees. The increase in royalty income in 2018 compared to 2017 was due to increased production of refined coal by
Chem-Mod
 LLC’s licensees.
Expenses related to royalty income of
Chem-Mod
 LLC were $17.5 million, $4.1 million and $2.3 million in 2019, 2018 and 2017, respectively. These expenses are included in the operating expenses discussed below. In 2019,
Chem-Mod
LLC, incurred costs related to settling certain patent infringement litigation.
•	Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities. The production of refined coal generates pretax operating losses.

The losses in 2019, 2018 and 2017 were low because the vast majority of our operations are consolidated.
•	Other net (losses) gains include the following:

In 2019, we recorded a write down related to moving certain IRC Section 45 facilities and gains from legacy investments, which netted to a loss of $2.9 million.
In 2018, we recorded $0.9 million of gain from our legacy investments.
In 2017, we recorded a $0.2 million equity accounting loss related to one of our legacy investments, a $0.1 million gain related to the liquidation of legacy investments and a $0.1 million gain on the sale of shares in a partially owned entity.
Cost of revenues -
Cost of revenues from consolidated clean coal production plants in 2019, 2018 and 2017 consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above. The decreases in cost of revenues in 2019 compared to 2018, were primarily due to decreased production. The increases in cost of revenues in 2018 compared to 2017, were primarily due to increased production of refined coal.
Compensation expense -
Compensation expense for 2019, 2018 and 2017, respectively, was $77.9 million, $89.5 million and $88.2 million.
The $11.6 million decrease in 2019 compensation expense compared to 2018 was primarily due to lower clean energy results in 2019 and due to a reallocation of some additional costs to the brokerage and risk management segments. In June 2019, we reviewed our allocation of corporate costs to our business segments. In conjunction with that review, we made changes to how we allocate certain costs to our business segments reflecting management’s updated view of the costs necessary to support these segments.
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
Operating expense -
Operating expense for 2019 includes banking and related fees of $4.7 million, external professional fees and other due diligence costs related to 2019 acquisitions of $17.4 million, other corporate and clean energy related expenses of $35.8 million, $11.9 million of clean energy related costs as described on pages 47 and 48 (see note 3), corporate related data and branding initiatives of $11.9 million, a net realized loss related to foreign exchange hedge contacts of $3.3 million and a net unrealized foreign exchange remeasurement loss of $2.1 million.
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

Interest expense -
The increase in interest expense in 2019 compared to 2018 and 2018 compared to 2017 was due to the following:

Change in interest expense related to:	2019 / 2018	2018 / 2017
Interest on borrowings from our Credit Agreement	$5.5	$(0.1)
Interest on the maturity of the Series B notes	—	(11.2)
Interest on the maturity of the Series C notes	(2.9)	(0.3)
Interest on the maturity of the Series K and L notes	(1.5)	(0.7)
Interest on the $250.0 million notes funded on June 27, 2017	—	5.1
Interest on the $398.0 million notes funded on August 2 and 4, 2017	0.1	9.9
Interest on the $500.0 million notes funded on June 13, 2018	10.1	12.2
Interest on the $340.0 million notes funded on February 13, 2019	14.6	—
Interest on the $260.0 million notes funded on March 13, 2019	10.8	—
Interest on the $175.0 million notes funded on June 12, 2019	4.5	—
Amortization of hedge gains	0.2	(0.6)

Net change in interest expense	$41.4	$14.3

Depreciation -
Depreciation expense in 2019 was lower compared to 2018. Depreciation expense in 2018 was flat compared to 2017.
Net earnings attributable to noncontrolling interests
- The amounts reported in this line for 2019, 2018 and 2017 primarily include noncontrolling interest earnings of $29.8 million, $31.7 million and $28.0 million, respectively, related to our investment in
Chem-Mod
 LLC. As of December 31, 2019, 2018 and 2017, we held a 46.5% controlling interest in
Chem-Mod
 LLC. Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher
owned interests in several clean energy investments.
Benefit for income taxes
- We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 tax credits substantially expires in December 2019 for our fourteen 2009 Era Plants and in December 2021 for our twenty 2011 Era Plants. Our consolidated effective tax rate was (14.3)%, (41.0)% and (43.7)% for 2019, 2018 and 2017, respectively. The tax rates for 2019, 2018 and 2017 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the year. There were $196.0 million, $252.9 million and $229.7 million of Section 45 tax credits generated and recognized in 2019, 2018 and 2017, respectively. Also impacting the benefit for the income taxes line is the adoption of a new accounting pronouncement in 2017, whereby it requires that the income tax effects of awards be recognized in the income statement when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2019, 2018 and 2017 was $17.4 million, $15.0 million and $15.1 million, respectively.
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
See Note 19 to our consolidated financial statements for a discussion of our assessment of the impact of the Tax Act.
Tax Act Items Impacting the Company Going Forward
Alternative Minimum Tax Credit
- The Tax Act repealed the corporate Alternative Minimum Tax (which we refer to as AMT) for years beginning January 1, 2018, and provides that existing AMT credit carryovers will be utilized or refunded beginning in 2018 and ending in 2021, according to a specific formula. We have AMT credit carryovers that are currently reflected as deferred tax assets in the December 31, 2019 consolidated balance sheet, which we expect to be fully utilized or refunded to us by tax year 2021.

Global Intangible Low Taxed Income -
The Tax Act requires U.S. shareholders to include in income certain “global intangible low-taxed
income” (which we refer to as GILTI) beginning in 2018. We have adopted a policy to include the GILTI income in the future period when the tax arises and we recorded income tax expense on such income for the years ended December 31, 2019 and 2018.
Base Erosion Anti-Abuse Tax
- The Tax Act introduced the U.S. Base Erosion and Anti-Abuse Tax (which we refer to as BEAT), effective January 1, 2018. We have finalized our analysis and determined that our base erosion payments do not exceed the threshold for applicability for the years ended December 31, 2019 and 2018, and we do not currently anticipate any significant long-term impact from the BEAT on our effective income tax rate in future periods.
Interest Expense Limitation
- Under the Tax Act, the deductibility of “net interest” for a business is limited to 30% of adjusted taxable income. Interest that is disallowed can be carried forward indefinitely. We have evaluated the impact and determined there is no limit on our interest deductibility for federal income tax purposes for the years ended December 31, 2019 and 2018.
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
The following provides
non-GAAP
information that we believe is helpful when comparing 2019, 2018 and 2017 operating results for the corporate segment (in millions):

	2019			2018			2017
Components of Corporate Segment	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)	Pretax Loss	Income Tax Benefit	Net Earnings (Loss)
As Reported
Interest and banking costs	$(184.0)	$47.4	$(136.6)	$(141.9)	$36.9	$(105.0)	$(126.8)	$50.8	$(76.0)
Clean energy related (1)	(151.9)	240.4	88.5	(188.1)	306.7	118.6	(161.3)	294.0	132.7
Acquisition costs	(21.2)	3.2	(18.0)	(13.9)	1.5	(12.4)	(11.2)	2.9	(8.3)
Corporate (2)	(81.5)	50.1	(31.4)	(68.3)	67.7	(0.6)	(70.6)	57.4	(13.2)
Litigation settlement	—	—	—	—	—	—	(11.1)	2.3	(8.8)
Home office lease termination/move	—	—	—	—	—	—	(13.2)	5.3	(7.9)

Reported full year Adjustments	(438.6)	341.1	(97.5)	(412.2)	412.8	0.6	(394.2)	412.7	18.5
Workforce	3.0	(0.7)	2.3	—	—	—	—	—	—
Clean energy related (3)	12.4	(3.2)	9.2	—	—	—	—	—	—
Impact of U.S. tax reform	—	—	—	—	(8.9)	(8.9)	2.5	(4.0)	(1.5)
Corporate legal entity restructuring	—	—	—	—	(22.0)	(22.0)	—	—	—
Litigation settlement	—	—	—	—	—	—	11.1	(2.3)	8.8
Home office lease termination/move	—	—	—	—	—	—	13.2	(5.3)	7.9

As Adjusted
Interest and banking costs	(184.0)	47.4	(136.6)	(141.9)	36.9	(105.0)	(126.8)	50.8	(76.0)
Clean energy related (1)	(139.5)	237.2	97.7	(188.1)	306.7	118.6	(161.3)	294.0	132.7
Acquisition costs	(21.2)	3.2	(18.0)	(13.9)	1.5	(12.4)	(11.2)	2.9	(8.3)
Corporate (2)	(78.5)	49.4	(29.1)	(68.3)	36.8	(31.5)	(68.1)	53.4	(14.7)
Litigation settlement	—	—	—	—	—	—	—	—	—
Home office lease termination/move	—	—	—	—	—	—	—	—	—

Adjusted full year	$(423.2)	$337.2	$(86.0)	$(412.2)	$381.9	$(30.3)	$(367.4)	$401.1	$33.7

(1)	Pretax earnings (loss) are presented net of amounts attributable to noncontrolling interests of $29.8 million in 2019, $31.7 million in 2018 and $28.0 million in 2017.

(2)	Corporate includes the impact of tax reform and corporate legal entity restructuring.

(3)	Clean Energy Related Adjustments – During third quarter of 2019, we and/or our 46.5% owned affiliate,
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
During the years ended December 31, 2018 and 2017, we incurred $5.9 million and $8.9 million, respectively, of pre-tax
costs related to implementing a new accounting standard related to how companies recognize revenue, which was effective beginning in January 2018. These charges are included in the table above in the corporate line. A new accounting pronouncement, ASU No.
 2016-09,
Improvements to Employee Share-Based Payment Accounting, was effective January 1, 2017. It requires that the income tax effects of awards be recognized in the income statement (in the Income Tax Benefit column above) when the awards vest or are settled, rather than recognizing the tax benefits in excess of compensation costs through stockholders’ equity. The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2019, 2018 and 2017 was $17.4 million, $15.0 million and $15.1 million, respectively, and is included in the table above in the Corporate line.
Litigation settlement -
During the third quarter of 2015, we settled litigation against certain former U.K. executives and their advisors for a pretax gain of $31.0 million ($22.3 million net of costs and taxes in third quarter). Incremental after-tax
expenses that arose in connection with this matter were $8.8 million in 2017.
Home office lease termination/move
-
During 2017, we relocated our corporate office headquarters to a nearby suburb of Chicago. Move related after-tax
charges were $7.9 million in 2017. These charges are presented in the corporate segment.
Impact of U.S. tax reform -
Consists of the tax expense from (a) adjusting December 31, 2017 initial estimates from the U.S. tax legislation passed in the fourth quarter of 2017 and (b) the on-going
impact of such legislation—principally the partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses. Under the SEC Staff Accounting Bulletin No. 118 guidance, in our December 31, 2017 consolidated financial statements, we recognized provisional amounts for deferred income taxes and repatriation tax based on reasonable estimates and interpretations of the new tax legislation. The ultimate impact of the new tax legislation did differ from our estimated amounts as of December 31, 2017, due to, among other things, changes in interpretations and assumptions we made, or additional regulatory or accounting guidance that was issued with respect to the new tax legislation. In fourth quarter 2018, the IRS issued clarifying guidance related to the new tax legislation which resulted in us recognizing a tax benefit of $8.9 million in the quarter. Any additional taxes associated with the ongoing impact of the tax legislation had a de minimis impact on our cash taxes paid due to tax credits generated from our clean energy investments.
Corporate legal entity restructuring -
Consists of the tax benefit related to the release of valuation allowances that resulted from moving a legal entity within our subsidiary structure.
Clean energy investments
-
We have investments in limited liability companies that own 29 clean coal production plants developed by us and five clean coal production plants we purchased from a third party on September 1, 2013. All 34 plants produce refined coal using propriety technologies owned by
Chem-Mod
 LLC. We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45. The 14 2009 Era Plants received tax credits through 2019 and the 20 2011 Era Plants can receive tax credits through 2021.

The following table provides a summary of our clean coal plant investments as of December 31, 2019 (in millions):

		Our Portion of Estimated
	Our Book Value At December 31, 2019	Low Range 2020 After-tax Earnings	High Range 2020 After-tax Earnings
Investments that own 2009 Era Plants
14 2009 Plants are idle as IRC Section 45 qualification expired as of December 31, 2019	$—	$—	$—
Investments that own 2011 Era Plants
20 2011 Plants are under long-term production contracts	29.5	60.0	75.0
Chem-Mod royalty income, net of noncontrolling interests	4.0	20.0	25.0

The estimated earnings information in the table reflects management’s current best estimate of the 2020 low and high ranges of after-tax
earnings based on early production estimates from the host utilities, other operating assumptions, including current U.S. federal income tax laws. However, coal-fired power plants may not ultimately produce refined fuel at estimated levels due to seasonal electricity demand, production costs, natural gas prices, weather conditions, as well as many other operational, regulatory and environmental compliance reasons. Future changes in EPA regulations or U.S. federal income tax laws might materially impact these estimates.
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
There is a provision in IRC Section 45 that phases out the tax credits if the coal reference price per ton, based on market prices, reaches certain levels as follows:

Calendar Year	IRS Reference Price per Ton	IRS Beginning Phase Out Price	IRS 100% Phase Out Price	Conclusion
2010	$54.74	$77.78	$86.53	No phase out
2011	55.66	78.41	87.16	No phase out
2012	58.49	80.25	89.00	No phase out
2013	58.23	81.69	90.44	No phase out
2014	56.88	81.82	90.57	No phase out
2015	57.64	83.17	91.92	No phase out
2016	53.74	84.38	93.13	No phase out
2017	51.09	85.64	94.39	No phase out
2018	49.69	87.16	95.91	No phase out
2019	49.23	88.92	97.67	No phase out
2020	(1)	(1)	(1)	(1)

(1)	The IRS will not release the factors for 2020 until April or May 2020. Based on our analysis of the factors used in the IRS’ phase out calculations, it is our belief that there will be no phase out in 2020.

See the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.” for a more detailed discussion of these and other factors could impact the information above. See Note 14 to our 2019 consolidated financial statements for more information regarding risks and uncertainties related to these investments.
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
Cash Flows From Operating Activities
Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2019, 2018 and 2017, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuances of our common stock.
Cash provided by operating activities was $1,119.2 million, $765.1 million and $854.2 million for 2019, 2018 and 2017, respectively. The increase in cash provided by operating activities in 2019 compared to 2018 was due to the following items: decreases in 2019 compared to 2018 of $48.0 million of payments on acquisition earnouts in excess of original estimates, $45.9 million of income tax payments and $30.0 million discretionary contribution made to our defined benefit plan in 2018. Also contributing to the increase in cash provided by operating activities in 2019 compared to 2018 were timing differences between years in the collection of receivables and direct bill revenues, and the payment of accrued liabilities. The decrease in cash provided by operating activities in 2018 compared to 2017 was due to the following items: $30.0 million discretionary contribution made to our defined benefit plan in 2018, and increases in 2018 compared to 2017 of $14.3 million of severance related payments, $9.4 million of prepaid marketing costs, and $6.7 million of payments on acquisition earnouts in excess of original estimates. Also contributing to the decrease in cash provided by operating activities in 2018 compared to 2017 were timing differences between years in the collection of receivables related to accrued supplemental, contingent and direct bill revenues, and income taxes.
In addition, cash provided by operating activities in 2019 was unfavorably impacted by timing differences in the receipt and disbursements of client fiduciary balances in 2019 compared to 2018. The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for 2019, 2018 and 2017 (in millions):

	2019	2018	2017
Net change in premiums and fees receivable	$(434.7)	$(783.1)	$(47.7)
Net change in premiums payable to underwriting enterprises	461.6	819.7	166.9

Net cash provided by the above	$26.9	$36.6	$119.2

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
When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash
items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $1,295.6 million, $1,046.4 million and $900.6 million for 2019, 2018 and 2017, respectively. Net earnings attributable to controlling interests were $668.8 million, $633.5 million and $481.3 million for 2019, 2018 and 2017, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.
Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We were not required to make any minimum contributions to the plan for the 2019, 2018 and 2017 plan years. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2018 we made a $30.0 million discretionary contribution to the plan in order to minimize the potential impact of having to make required minimum contributions to the plan in future periods. During 2019 and 2017 we did not make discretionary contributions to the plan.
See Note 13 to our 2019 consolidated financial statements for additional information required to be disclosed relating to our defined benefit postretirement plans. We are required to recognize an accrued benefit plan liability for our underfunded defined benefit pension and unfunded retiree medical plans (which we refer to together as the Plans). The offsetting adjustment to the liabilities required to be recognized for the Plans is recorded in “Accumulated Other Comprehensive Earnings (Loss),” net of tax, in our consolidated balance sheet. We will recognize subsequent changes in the funded status of the Plans through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur. Numerous items may lead to a change in funded status of the Plans, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates.
In 2019, the funded status of the Plans was unfavorably impacted by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2019, the impact of which was approximately $21.3 million. However, the funded status was favorably impacted by returns on the plan’s assets being higher in 2019 than anticipated by approximately $23.8 million. The net change in the funded status of the Plan in 2019 resulted in a decrease in noncurrent liabilities in 2019 of $2.5 million. In 2018, the funded status of the Plans was favorably impacted by the $30.0 million contribution discussed above and an increase in the discount rate used in the measurement of the pension liabilities at December 31, 2018, which resulted in a decrease of approximately $20.2 million. However, the funded status was unfavorably impacted by returns on the plan’s assets being lower in 2018 than anticipated by approximately $31.4 million. The net change in the funded status of the Plan in 2018 resulted in a decrease in noncurrent liabilities in 2018 of $18.8 million. While the change in funded status of the Plans had no direct impact on our cash flows from operations in 2019, 2018 and 2017, potential changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.
Cash Flows From Investing Activities
Capital Expenditures
- Capital expenditures were $138.8 million, $124.4 million and $129.2 million for 2019, 2018 and 2017, respectively, of which $11.8 million in 2017 related to expenditures on our new corporate headquarters building. In addition, 2019 and 2018 capital expenditures include amounts incurred related to investments made in information technology and software development projects. Relating to the development of our new corporate headquarters, we received property tax related credits under a tax-increment
financing note from Rolling Meadows, Illinois and an Illinois state EDGE tax credit. Incentives from these two programs could total between $60.0 million and $90.0 million over a fifteen-year period. The net capital expenditures in 2017 primarily related to capitalized costs associated with expenditures on the implementation of new accounting and financial reporting systems and several other system initiatives that occurred in 2017. In 2020, we expect total expenditures for capital improvements to be approximately $146.0 million, part of which is related to expenditures on office moves and expansions and updating computer systems and equipment.
Acquisitions
- Cash paid for acquisitions, net of cash and restricted cash acquired, was $1,266.8 million, $784.8 million and $376.1 million in 2019, 2018 and 2017, respectively. The increased use of cash for acquisitions in 2019 compared to 2018 was primarily due to an increase in the number and size of acquisitions in 2019 than occurred in 2018. The increased use of cash for acquisitions in 2018 compared to 2017 was primarily due to an increase in the number and size of acquisitions in 2018 than occurred in 2017 and we used less of our common stock to fund acquisitions in 2018. In addition, during 2019, 2018 and 2017 we issued 1.9 million shares ($166.1 million), 0.8 million shares ($60.8 million) and 1.0 million shares ($59.6 million), respectively, of our common stock as payment for a portion of the total consideration paid for acquisitions and earnout payments. We completed 49, 48 and 39 acquisitions in 2019, 2018 and 2017, respectively. Annualized revenues of businesses acquired in 2019, 2018 and 2017 totaled approximately $468.2 million, $339.8 million and $172.3 million, respectively. In 2020, we expect to use new debt, our Credit Agreement, cash from operations and our common stock to fund all, or a portion of acquisitions we complete.

Dispositions
- During 2019, 2018 and 2017, we sold several books of business and recognized one-time
gains of $75.3 million, $10.2 million and $3.4 million, respectively. We received cash proceeds of $81.0 million, $14.5 million and $3.2 million, respectively, related to these transactions.
On January 8, 2019, we sold a travel insurance brokerage operation that was initially purchased in 2014. In first quarter 2019, we recognized a one-time,
net gain of $0.17 of diluted net earnings per share as a result of the sale.
Clean Energy Investments
- During the period from 2009 through 2019, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2020 annual net after-tax
earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2020, is $80.0 million to $100.0 million. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay, which is offset by the operating expenses of the plants, by any capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants. We anticipate positive net cash flow related to IRC Section 45 activity in 2020. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2020 through at least 2025. While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall. Please see “Clean energy investments” on pages 48 to 50 for a more detailed description of these investments and their risks and uncertainties.
Cash Flows From Financing Activities
On June 7, 2019, we entered into an amendment and restatement to our multicurrency credit agreement dated April 8, 2016 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from April 8, 2021 to June 7, 2024 and increased the revolving credit commitment from $800.0 million to $1,200.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans, (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,700.0 million. There were $520.0 million of borrowings outstanding under the Credit Agreement at December 31, 2019. Due to the outstanding borrowing and letters of credit, $663.8 million remained available for potential borrowings under the Credit Agreement at December 31, 2019.
We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. During 2019, we borrowed an aggregate of $4,315.0 million and repaid $4,060.0 million under our Credit Agreement. During 2018, we borrowed an aggregate of $3,075.0 million and repaid $3,000.0 million under our Credit Agreement. During 2017, we borrowed an aggregate of $3,643.0 million and repaid $3,731.0 million under our Credit Agreement. Principal uses of the 2019, 2018 and 2017 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.
On August 15, 2019, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from May 18, 2020 to July 18, 2021, increased the Interbank fee rates (see Note 8) and increased the total commitment for the AU$ denominated tranche from AU$185.0 million to AU$245.0 million. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$205.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$40.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. There was a three month increase in the AU$160.0 million tranche to AU$190.0 million, which expired on January 31, 2019. At December 31, 2019, $170.6 million of borrowings were outstanding under the Premium Financing Debt Facility.
At December 31, 2019, we had $3,923.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in the period 2009 to 2019, $520.0 million outstanding under our credit facility, $170.6 million outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $604.8 million. See Note 8 to our 2019 consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.
On February 13, 2019, we closed an offering of $600.0 million aggregate principal amount of fixed rate private placement senior unsecured notes. This offering was funded on February 13, 2019 ($340.0 million) and March 13, 2019 ($260.0 million). The weighted average maturity of these notes is 10.1 years and the weighted average interest rate is 5.04% after giving effect to a net hedging loss. In 2017 and 2018, we entered into pre-issuance
interest rate hedging transactions related to this private placement. We realized a net cash loss of approximately $1.2 million on the hedging transactions that will be recognized on a pro rata basis as an increase in our reported interest expense over the life of the debt.

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
notes.
On December 2, 2019 we closed a private placement of $50.0 million aggregate principal amount of unsecured senior notes. The unsecured senior notes were issued with an interest rate and weighted average interest rate of 3.48% and are due in 2029. We used the proceeds of those offerings to fund the $50.0 million November 30, 2019 Series C note maturity.
Consistent with past practice, as of December 31, 2019 we had pre-issuance
hedges open for $350.0 million for 2020, $350.0 million for 2021 and $100.0 million for 2022.
As previously disclosed, on January 30, 2020, we closed and funded an offering of $575.0 million aggregate principal amount of fixed rate private placement unsecured senior notes. The weighted average maturity of these notes is 11.7 years and the weighted average interest rate is 4.23% per annum after giving effect to underwriting costs and the net hedge loss. In 2017 and 2018, we entered into pre-issuance
interest rate hedging transactions related to this private placements. We realized a net cash loss of approximately $8.9 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over ten years.
The notes consist of the following tranches:
•	$30.0 million of 3.75% senior notes due in 2027;

•	$341.0 million of 3.99% senior notes due in 2030;

•	$69.0 million of 4.09% senior notes due in 2032;

•	$79.0 million of 4.24% senior notes due in 2035; and

•	$56.0 million of 4.49% senior notes due in 2040

We plan to use these offerings to repay certain existing indebtedness and for general corporate purposes, including to fund acquisitions.
On June 13, 2018, we closed and funded offerings of $500.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate), which was used in part to fund the $50.0 million June 24, 2018 Series K notes maturity. The weighted average maturity of the $450.0 million of senior fixed rate notes is 13.6 years and their weighted average interest rate is 4.42% after giving effect to net hedging gains. The interest rate on the $50.0 million of floating rate notes would be 3.14% using three-month LIBOR on February 3, 2020. In 2017 and 2018, we entered into pre-issuance
interest rate hedging transactions related to the $500.0 million private placement funded on June 13, 2018. We realized a net cash gain of approximately $2.9 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt. We used the proceeds of these offerings to repay certain existing indebtedness and fund acquisitions.
On June 13, 2017, we completed a $648.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate). We funded $250.0 million on June 27, 2017, $300.0 million on August 2, 2017 and $98.0 million on August 4, 2017, which was used in part to fund the $300.0 million August 3, 2017 Series B notes maturity. The weighted average maturity of the $598.0 million of senior fixed rate notes is 11.6 years and their weighted average interest rate is 4.04% after giving effect to hedging gains. The interest rate on the $50.0 million of floating rate notes would be 3.39% using three-month LIBOR on February 3, 2020. In 2016 and 2017, we entered into pre-issuance
interest rate hedging transactions related to the $300.0 million August 3, 2017 notes maturity. We realized a cash gain of approximately $8.3 million on the hedging transaction that will be recognized on a pro rata basis as a reduction in our reported interest expense over the life of the debt.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2019.
Dividends
- Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.
In 2019, we declared $323.9 million in cash dividends on our common stock, or $1.72 per common share. On December 20, 2019, we paid a fourth quarter dividend of $0.43 per common share to shareholders of record as of December 6, 2019. On January 29, 2020, we announced a quarterly dividend for first quarter 2020 of $0.45 per common share. If the dividend is maintained at $0.45 per common share throughout 2020, this dividend level would result in an annualized net cash used by financing activities in 2020 of approximately $338.4 million (based on the outstanding shares as of December 31, 2019), or an anticipated increase in cash used of approximately $17.3 million compared to 2019. We can make no assurances regarding the amount of any future dividend payments.
Shelf Registration Statement
- On November 15, 2019, we filed a shelf registration statement on Form
 S-3
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
with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At December 31, 2019, 7.3 million shares remained available for issuance under this registration statement.
Common Stock Repurchases
- We have in place a common stock repurchase plan approved by our board of directors. During the year ended December 31, 2019, we did not repurchase shares of our common stock. During the year ended December 31, 2018, we repurchased 0.1 million shares of our common stock at cost of $11.3 million. During the year ended December 31, 2017, we repurchased 0.3 million shares of our common stock at cost of $17.7 million. Under the provisions of the repurchase plan, we are authorized to repurchase approximately 7.3 million additional shares at December 31, 2019. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.
Common Stock Issuances
- Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $101.2 million in 2019, $81.9 million in 2018 and $60.4 million in 2017. On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan. All of our officers, employees and non-employee
directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified
and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 13.2 million shares (less any shares of restricted stock issued under the LTIP – 2.8 million shares of our common stock were available for this purpose as of December 31, 2019) were available for grant under the LTIP at December 31, 2019. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the years ended December 31, 2019, 2018 and 2017, and we believe this favorable trend will continue in the foreseeable future.
Outlook
- We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments
In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 8, 14 and 17 to our 2019 consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to our note purchase agreements and Credit Agreement, operating leases and purchase commitments as of December 31, 2019 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total

Note purchase agreements	$100.0	$75.0	$200.0	$300.0	$475.0	$2,773.0	$3,923.0
Credit Agreement	520.0	—	—	—	—	—	520.0
Premium Financing Debt Facility	170.6	—	—	—	—	—	170.6
Interest on debt	173.6	167.5	161.8	152.5	134.7	574.7	1,364.8

Total debt obligations	964.2	242.5	361.8	452.5	609.7	3,347.7	5,978.4
Operating lease obligations	105.6	100.4	80.3	63.8	45.1	84.1	479.3
Less sublease arrangements	(0.6)	(0.6)	(0.3)	(0.3)	(0.2)	(0.7)	(2.7)
Outstanding purchase obligations	49.9	38.2	23.2	9.0	5.7	17.4	143.4

Total contractual obligations	$1,119.1	$380.5	$465.0	$525.0	$660.3	$3,448.5	$6,598.4

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation. In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2019, we are unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities. Therefore, $11.5 million of unrecognized tax benefits have been excluded from the contractual obligations table above. See Note 19 to our 2019 consolidated financial statements for a discussion on income taxes.
See Note 8 to our 2019 consolidated financial statements for a discussion of the terms of the Credit Agreement and note purchase agreements.
Off-Balance
Sheet Arrangements
Off-Balance Sheet Commitments
- Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of December 31, 2019 are as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2020	2021	2022	2023	2024	Thereafter	Committed

Letters of credit	$—	$—	$—	$—	$—	$17.1	$17.1
Financial guarantees	0.2	0.2	0.2	0.2	0.2	0.4	1.4

Total commitments	$0.2	$0.2	$0.2	$0.2	$0.2	$17.5	$18.5

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See Note 17 to our 2019 consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the
Off-Balance
Sheet Debt section below for a discussion of other letters of credit. All but one of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.
Since January 1, 2002, we have acquired 556 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2016 to 2019 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two-
to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $982.9 million, of which $565.0 million was recorded in our consolidated balance sheet as of December 31, 2019, based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt
- Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2019 and 2018 that was recourse to us.
At December 31, 2019, we had posted two letters of credit totaling $9.4 million, in the aggregate, related to our self-insurance deductibles, for which we have recorded a liability of $16.5 million. We have an equity investment in a rent-a-captive
facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2019, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.9 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2019 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year
period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.
Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of December 31, 2019 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage
point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2019.
As of December 31, 2019, we had $3,923.0 million of borrowings outstanding under our various note purchase agreements. The aggregate estimated fair value of these borrowings at December 31, 2019 was $4,254.2 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term
debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.
We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one-percentage
point change in our weighted average borrowing rate as of December 31, 2019. A one-percentage
point decrease would result in an estimated fair value of $4,532.3 million, or $609.3 million more than their current carrying value. A one-percentage
point increase would result in an estimated fair value of $3,999.6 million, or $76.6 million more than their current carrying value.
As of December 31, 2019, we had $520.0 million of borrowings outstanding under our Credit Agreement and $170.6 million of borrowings outstanding under our Premium Financing Debt Facility. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage
point decrease in our weighted average short-term borrowing rate at December 31, 2019. Because these are short-term borrowings with variable interest rates, the estimated fair values of these borrowings approximate their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2019 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $14.7 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2019 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $14.8 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our
non-U.S.
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
Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During 2019, 2018 and 2017, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our future U.K. currency revenues through various future payment dates. In addition, during 2019, 2018 and 2017, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured
at the stated point and the appropriate loss, if applicable, would be recognized. For the year ended December 31, 2019 there has been no such effect on our consolidated financial presentation. The impact of these hedging strategies was not material to our consolidated financial statements for 2019, 2018 and 2017. See Note 21 to our 2019 consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2019, 2018 and 2017.

Item 8. Financial Statements and Supplementary Data.
Arthur J. Gallagher & Co.
Consolidated Statement of Earnings
(In millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Commissions	$3,320.6	$2,920.7	$2,641.0
Fees	1,911.1	1,756.3	1,591.9
Supplemental revenues	210.5	189.9	158.0
Contingent revenues	135.6	98.0	99.5
Investment income	86.9	70.1	58.7
Net gains on divestitures	75.3	10.2	3.4
Revenues from clean coal activities	1,319.3	1,746.3	1,560.5
Other net (losses) revenue	(2.9)	0.9	—

Revenues before reimbursements	7,056.4	6,792.4	6,113.0
Reimbursements	138.6	141.6	136.0

Total revenues	7,195.0	6,934.0	6,249.0
Compensation	3,339.5	3,026.3	2,747.4
Operating	1,068.5	903.7	829.1
Reimbursements	138.6	141.6	136.0
Cost of revenues from clean coal activities	1,352.8	1,816.0	1,635.9
Interest	179.8	138.4	124.1
Depreciation	140.4	127.8	121.1
Amortization	334.0	291.2	264.7
Change in estimated acquisition earnout payables	15.3	9.6	30.9

Total expenses	6,568.9	6,454.6	5,889.2

Earnings before income taxes	626.1	479.4	359.8
Benefit for income taxes	(89.7)	(196.5)	(157.1)

Net earnings	715.8	675.9	516.9
Net earnings attributable to noncontrolling interests	47.0	42.4	35.6

Net earnings attributable to controlling interests	$668.8	$633.5	$481.3

Basic net earnings per share	$3.60	$3.47	$2.67
Diluted net earnings per share	3.52	3.40	2.64
Dividends declared per common share	1.72	1.64	1.56

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Comprehensive Earnings
(In millions)

	Year Ended December 31,
	2019	2018	2017
Net earnings	$715.8	$675.9	$516.9

Change in pension liability, net of taxes	4.7	(10.3)	4.3
Foreign currency translation, net of taxes in 2019	44.0	(197.7)	180.9
Change in fair value of derivative instruments, net of taxes	(22.7)	(15.6)	16.0

Comprehensive earnings	741.8	452.3	718.1
Comprehensive earnings attributable to noncontrolling interests	47.3	40.4	36.4

Comprehensive earnings attributable to controlling interests	$694.5	$411.9	$681.7

See notes to consolidated financial statements

Arthur J. Gallagher & Co.
Consolidated Balance Sheet
(In millions)

	December 31,
	2019	2018
Cash and cash equivalents	$604.8	$607.2
Restricted cash	2,019.1	1,629.6
Premiums and fees receivable	5,419.2	4,857.5
Other current assets	1,074.4	1,024.4

Total current assets	9,117.5	8,118.7
Fixed assets - net	467.4	436.9
Deferred income taxes	945.6	806.2
Other noncurrent assets	773.6	573.6
Right-of-use assets	393.5	—
Goodwill - net	5,618.5	4,625.6
Amortizable intangible assets - net	2,318.7	1,773.0

Total assets	$19,634.8	$16,334.0

Premiums payable to underwriting enterprises	$6,348.5	$5,740.2
Accrued compensation and other accrued liabilities	1,347.8	1,055.1
Deferred revenue - current	434.1	379.3
Premium financing borrowings	170.6	154.0
Corporate related borrowings - current	620.0	365.0

Total current liabilities	8,921.0	7,693.6
Corporate related borrowings - noncurrent	3,816.1	3,091.4
Deferred revenue - noncurrent	69.7	78.4
Lease liabilities - noncurrent	340.9	—
Other noncurrent liabilities	1,271.6	900.9

Total liabilities	14,419.3	11,764.3

Stockholders’ equity:
Common stock - authorized 400.0 shares; issued and outstanding 188.1 shares in 2019 and 184.0 shares in 2018	188.1	184.0
Capital in excess of par value	3,825.7	3,541.9
Retained earnings	1,901.3	1,558.6
Accumulated other comprehensive loss	(759.6)	(785.6)

Stockholders’ equity attributable to controlling interests	5,155.5	4,498.9
Stockholders’ equity attributable to noncontrolling interests	60.0	70.8

Total stockholders’ equity	5,215.5	4,569.7

Total liabilities and stockholders’ equity	$19,634.8	$16,334.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Cash Flows
(In millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net earnings	$715.8	$675.9	$516.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(72.0)	(8.4)	(0.1)
Depreciation and amortization	474.4	419.0	385.8
Change in estimated acquisition earnout payables	15.3	9.6	30.9
Amortization of deferred compensation and restricted stock	47.2	41.6	33.5
Stock-based and other noncash compensation expense	14.0	13.7	17.3
Payments on acquisition earnouts in excess of original estimates	(16.6)	(64.6)	(57.9)
Effect of changes in foreign exchange rate	6.7	(2.9)	3.9
Net change in premium and fees receivable	(434.7)	(783.1)	(47.7)
Net change in deferred revenue	12.8	18.4	0.9
Net change in premiums payable to underwriting enterprises	461.6	819.7	166.9
Net change in other current assets	(60.5)	(134.7)	(35.3)
Net change in accrued compensation and other accrued liabilities	77.0	44.9	69.6
Net change in income taxes payable	35.5	(46.0)	2.0
Net change in deferred income taxes	(150.7)	(216.0)	(219.3)
Net change in other noncurrent assets and liabilities	(6.6)	(22.0)	(13.2)

Net cash provided by operating activities	1,119.2	765.1	854.2

Cash flows from investing activities:
Capital expenditures	(138.8)	(124.4)	(129.2)
Cash paid for acquisitions, net of cash and restricted cash acquired	(1,266.8)	(784.8)	(376.1)
Net proceeds from sales of operations/books of business	81.0	14.5	3.2
Net funding of investment transactions	(52.0)	(15.6)	(8.9)

Net cash used by investing activities	(1,376.6)	(910.3)	(511.0)

Cash flows from financing activities:
Payments on acquisition earnouts	(46.3)	(62.1)	(41.7)
Proceeds from issuance of common stock	101.2	81.9	60.4
Repurchases of common stock	—	(11.3)	(17.7)
Payments to noncontrolling interests	(75.4)	(54.2)	(35.0)
Dividends paid	(321.1)	(301.8)	(282.7)
Net borrowings on premium financing debt facility	19.2	32.9	0.6
Borrowings on line of credit facility	4,315.0	3,075.0	3,643.0
Repayments on line of credit facility	(4,060.0)	(3,000.0)	(3,731.0)
Net borrowings of corporate related long-term debt	725.0	400.0	348.0
Debt acquisition costs	(3.9)	(1.3)	—
Settlements on terminated interest rate swaps	(15.3)	2.9	8.3

Net cash provided (used) by financing activities	638.4	162.0	(47.8)

Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	6.1	(85.0)	72.0

Net increase (decrease) in cash, cash equivalents and restricted cash	387.1	(68.2)	367.4
Cash, cash equivalents and restricted cash at beginning of year	2,236.8	2,305.0	1,937.6

Cash, cash equivalents and restricted cash at end of year	$2,623.9	$2,236.8	$2,305.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(In millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2016	178.3	$178.3	$3,265.5	$1,024.1	$(756.6)	$64.2	$3,775.5
Net earnings	—	—	—	481.3	—	35.6	516.9
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(2.1)	(2.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(34.4)	(34.4)
Net change in pension asset/liability, net of taxes of $2.8 million	—	—	—	—	4.3	—	4.3
Foreign currency translation	—	—	—	—	180.9	0.8	181.7
Change in fair value of derivative instruments, net of taxes of $4.0 million	—	—	—	—	16.0	—	16.0
Compensation expense related to stock option plan grants	—	—	17.3	—	—	—	17.3
Common stock issued in:
Twelve purchase transactions	1.0	1.0	59.6	—	—	—	60.6
Stock option plans	1.3	1.3	39.8	—	—	—	41.1
Employee stock purchase plan	0.4	0.4	18.9	—	—	—	19.3
Deferred compensation and restricted stock	0.3	0.3	4.5	—	—	—	4.8
Common stock repurchases	(0.3)	(0.3)	(17.4)	—	—	—	(17.7)
Cash dividends declared on common stock	—	—	—	(283.6)	—	—	(283.6)

Balance at December 31, 2017	181.0	181.0	3,388.2	1,221.8	(555.4)	64.1	4,299.7
Reclassification of the income tax effects within accumulated other comprehensive loss related to the Tax Act	—	—	—	6.6	(6.6)	—	—
Net earnings	—	—	—	633.5	—	42.4	675.9
Net purchase of subsidiary shares from noncontrolling interests	—	—	(5.0)	—	—	4.3	(0.7)
Dividends paid to noncontrolling interests	—	—	—	—	—	(38.0)	(38.0)
Net change in pension asset/liability, net of taxes of $6.2 million	—	—	—	—	(10.3)	—	(10.3)
Foreign currency translation	—	—	—	—	(197.7)	(2.0)	(199.7)
Change in fair value of derivative instruments, net of taxes of ($5.6) million	—	—	—	—	(15.6)	—	(15.6)
Compensation expense related to stock option plan grants	—	—	13.7	—	—	—	13.7
Common stock issued in:
Ten purchase transactions	0.8	0.8	60.8	—	—	—	61.6
Stock option plans	1.6	1.6	57.0	—	—	—	58.6
Employee stock purchase plan	0.4	0.4	22.9	—	—	—	23.3
Deferred compensation and restricted stock	0.3	0.3	15.5	—	—	—	15.8
Common stock repurchases	(0.1)	(0.1)	(11.2)	—	—	—	(11.3)
Cash dividends declared on common stock	—	—	—	(303.3)	—	—	(303.3)

Balance at December 31, 2018	184.0	$184.0	$3,541.9	$1,558.6	$(785.6)	$70.8	$4,569.7

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity (continued)
(In millions)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2018	184.0	$184.0	$3,541.9	$1,558.6	$(785.6)	$70.8	$4,569.7
Cumulative effects of adoption of lease and hedging accounting standards	—	—	—	(2.2)	(0.2)	—	(2.4)
Net earnings	—	—	—	668.8	—	47.0	715.8
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(15.1)	(15.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(43.0)	(43.0)
Net change in pension asset/liability, net of taxes of $1.1 million	—	—	—	—	4.7	—	4.7
Foreign currency translation	—	—	—	—	44.2	0.3	44.5
Change in fair value of derivative instruments, net of taxes of ($8.9) million	—	—	—	—	(22.7)	—	(22.7)
Compensation expense related to stock option plan grants	—	—	14.0	—	—	—	14.0
Common stock issued in:
Twenty-one purchase transactions	1.9	1.9	166.1	—	—	—	168.0
Stock option plans	1.8	1.8	71.9	—	—	—	73.7
Employee stock purchase plan	0.3	0.3	27.2	—	—	—	27.5
Deferred compensation and restricted stock	0.1	0.1	4.6	—	—	—	4.7
Cash dividends declared on common stock	—	—	—	(323.9)	—	—	(323.9)

Balance at December 31, 2019	188.1	$188.1	$3,825.7	$1,901.3	$(759.6)	$60.0	$5,215.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Notes to Consolidated Financial Statements
December 31, 2019
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
Investment income and other revenues are generated from our premium financing operations, our invested cash and restricted cash we hold on behalf of our clients, as well as clean energy investments. In addition, our share of the net earnings related to partially owned entities that are accounted for using the equity method is included in investment income.
We are headquartered in Rolling Meadows, Illinois, have operations in 49 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent insurance brokers and consultants.
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
In the preparation of our consolidated financial statements as of December 31, 2019, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition in our consolidated financial statements and/or disclosure in the notes therein.

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
Commissions are fixed at the contract effective date and generally are based on a percentage of premiums for insurance coverage or employee headcount for employer sponsored benefit plans. Commissions depend upon a large number of factors, including the type of risk being placed, the particular underwriting enterprise’s demand, the expected loss experience of the particular risk of coverage, and historical benchmarks surrounding the level of effort necessary for us to place and service the insurance contract. Rather than being tied to the amount of premiums, fees are most often based on an expected level of effort to provide our services.
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
4
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
Investment income
Investment income primarily includes interest and dividend income (including interest income from our premium financing operations), which is accrued as it is earned. Net gains on divestitures represent one-time
gains related to sales of brokerage related businesses, which are primarily recognized on a cash received basis. Revenues from clean coal activities include revenues from consolidated clean coal production plants, royalty income from clean coal licenses and income (loss) related to unconsolidated clean coal production plants, all of which are recognized as earned. Revenues from consolidated clean coal production plants represent sales of refined coal. Royalty income from clean coal licenses represents fee income related to the use of clean coal technologies. Income (loss) from unconsolidated clean coal production plants includes losses related to our equity portion of the pretax results of the clean coal production plants.
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
Restricted Cash
In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to underwriting enterprises. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to underwriting enterprises. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2019.
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

Premiums and fees receivable
Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $8.3 million and $7.8 million at December 31, 2019 and 2018, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $8.7 million and $10.0 million at December 31, 2019 and 2018, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.
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
Premium Financing
Seven subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are generally considered delinquent after seven days of the payment due date. In normal course, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding loan receivable balance was $388.1 million and $316.2 million at December 31, 2019 and 2018, respectively.
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
Intangible Assets
Intangible assets represent the excess of cost over the estimated fair value of net tangible assets of acquired businesses. Our primary intangible assets are classified as either goodwill, expiration lists, non-compete
agreements or trade names. Expiration lists,
non-compete
agreements and trade names are amortized using the straight-line method over their estimated useful lives (one to fifteen years
for expiration lists, one to
six years
 for
non-compete
agreements and one to
fifteen years
for trade names), while goodwill is not subject to amortization. The establishment of goodwill, expiration lists, non-compete
agreements and trade names and the determination of estimated useful lives are primarily based on valuations we receive from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and projected financial information and recognized valuation methods. Different estimates or assumptions could produce different results. We carry intangible assets at cost, less accumulated amortization, in the accompanying consolidated balance sheet.

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2019, 2018 and 2017, we wrote off $0.1 million, $10.6 million and $6.2 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions of our brokerage segment, which is included in amortization expense in the accompanying consolidated statement of earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.
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
The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, other current assets, premiums payable to underwriting enterprises, accrued compensation and other accrued liabilities and deferred revenue - current, at December 31, 2019 and 2018, approximate fair value because of the short-term duration of these instruments. See Note
3
to these consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 8 to these consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2019 and 2018 under our debt agreements. See Note 13 to these consolidated financial statements for the fair values related to investments at December 31, 2019 and 2018 under our defined benefit pension plan.
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
Employee Stock Purchase Plan
We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 8.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. At December 31, 2019, 6.4 million shares of our common stock was reserved for future issuance under the ESPP.
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
2. Effect of New Accounting Pronouncements
Revenue Recognition
In May 2014, the FASB issued ASU No.
 2014-09,
Revenue from Contracts with Customers, (Topic 606), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the new accounting guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted Topic 606 as of January 1, 2018, using the full retrospective method to restate each prior reporting period presented. The cumulative effect of the adoption was recognized as an increase to retained earnings of $
125.3
 million on January 1, 2016. The impact of the adoption of the new guidance resulted in changes to our accounting policies for revenue recognition, trade and other receivables, and deferred revenues as detailed in Note
4
to these consolidated financial statements. In implementing the full retrospective method of adoption, we applied the practical expedient, as defined in Topic 606, of using the benefit of hindsight to recognize contingent revenues (i.e., variable consideration) in 2017 and 2016.
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
We adopted ASC Topic 842 for all leases effective January 1, 2019, using the modified retrospective approach allowing us to initially apply the new lease standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the first quarter of 2019. Consequently, the reporting for the comparative prior year periods presented in 2019 will continue to be in accordance with the previous lease guidance under ASC Topic 840, including comparative disclosure requirements. We elected the package of practical expedients to carry forward historical identification and classification of leases that commenced before January 1, 2019 and to not re-assess
initial direct costs for leases commencing before January 1, 2019. We also elected the lessee practical expedient, by class of underlying asset (e.g., office space), to not separate non-lease
components such as lessor-provided maintenance and property management services from the associated lease component. The new lease accounting standard requires us to recognize lease right-of-use
assets and lease liabilities on our balance sheet, which are established at the inception of a lease by computing a net present value of the future lease payments.
Right-of-use
assets are amortized to expense, and the discount amount related to lease liabilities is accreted to expense, over the lease term. The amortization of the right-of-use
asset is calculated as the difference between the straight-line lease expense and the interest calculated on the lease liability. Rent payments are applied against the lease liabilities. Adoption of the new standard resulted in the recording of net
right-of-use
assets and lease liabilities of approximately $379.6 million and $420.3 million, respectively, and the reclassification of net rent related assets and liabilities of $38.3 million as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as a decrease to beginning retained earnings of $2.4 million. The adoption of the new standard had a de minimis impact on our consolidated statement of earnings and had no impact on our consolidated statement of cash flows. See Note 15 and 17 to these 2019 consolidated financial statements for details on our current lease arrangements, the amounts of which represent the future undiscounted commitments.
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
Credit Impairment
In June 2016, the FASB issued ASU No.
 2016-13,
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Under the new guidance an entity is required to measure all credit losses on certain financial instruments, including trade receivables and various off-balance
sheet credit exposures, using an expected credit loss model. This model incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these instruments. An entity will apply the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The guidance is effective January 1, 2020, with early adoption permitted. We do not expect adoption of this standard will have a material impact on our consolidated financial statements as we adopt the new standard in first quarter 2020.

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
We adopted ASU
2017-12
on January 1, 2019. In accordance with the transition provisions of ASU
2017-12,
we modified the recognition model for the excluded component from a mark-to-market

approach to an amortization approach for our cash flow hedges with forward points existing as of the adoption date. The cumulative-effect related to this change resulted in an adjustment of $
0.2
 million that reduced accumulated other comprehensive income with a corresponding adjustment that increased retained earnings. See Note
16
for disclosures relating to our derivative and hedging activities.
Intangibles - Goodwill and Other
In January 2017, the FASB issued ASU No.
 2017-04,
Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new guidance eliminates Step 2 of the goodwill impairment test. Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash
impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. The new guidance is effective beginning January 1, 2020, with early adoption permitted, and will be applied on a prospective basis. The new guidance currently has no impact on our consolidated financial statements and we do not expect a significant impact on the future annual or interim goodwill impairment tests performed as we adopt the new guidance in first quarter 2020.
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

3. Business Combinations
During 2019, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Inversion Holding Company, LLC (IHC) January 1, 2019	452	$35.9	$31.2	$—	$4.5	$20.8	$92.4	$35.0
Jones Brown Inc. (JBI) January 1, 2019	—	—	65.9	—	8.7	—	74.6	—
Stackhouse Poland Group Limited (SPG) April 5, 2019	—	—	326.8	—	4.8	—	331.6	—
RPA Insurance Services LLC (RPA) May 1, 2019	—	—	44.0	—	3.9	16.9	64.8	22.0
JLT Aerospace (JLT) June 1, 2019	—	—	162.8	—	—	67.9	230.7	75.1
RGA Group (RGA) September 4, 2019	—	—	42.8	6.0	4.7	8.0	61.5	9.3
LSG Insurance Partners, Inc. (LSG) October 1, 2019	395	36.2	127.2	—	6.0	50.1	219.5	71.5
The EHE Group, LLC dba BonusDrive (EHE) November 1, 2019	458	42.0	41.0	0.2	1.0	27.0	111.2	77.0
Horseshoe Insurance Services Holdings, Ltd. (HIS) November 15, 2019	—	—	43.3	8.5	5.0	7.1	63.9	10.0
40 other acquisitions completed in 2019	482	41.8	389.5	1.7	34.2	74.4	541.6	177.2

	1,787	$155.9	$1,274.5	$16.4	$72.8	$272.2	$1,791.8	$477.1

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
The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 4.5% to 20.0% for our 2019 acquisitions. We estimated future
7
4

payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based
rates of return that reflect the ability of the acquired entity to achieve the targets. These discount rates generally ranged from 7.5% to 9.0% for our 2019 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.
During 2019, 2018 and 2017, we recognized $27.0 million, $18.8 million and $20.2 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during 2019, 2018 and 2017, we recognized $11.7 million of income, $9.2 million of income and $10.7 million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 116, 112 and 108 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2016 and subsequent years was $982.9 million as of December 31, 2019, of which $565.0 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made. The aggregate amount of maximum earnout obligations related to acquisitions made in 2015 and subsequent years was $558.1 million as of December 31, 2018, of which $258.8 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made.
The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2019 (in millions):

										40 Other
	IHC	JBI	SPG	RPA	JLT	RGA	LSG	EHE	HIS	Acquisitions	Total

Cash	$—	$2.7	$13.6	$—	$—	$6.0	$—	$2.6	$8.9	$11.7	$45.5
Other current assets	3.8	22.2	35.9	10.6	6.7	5.1	6.6	4.2	2.6	69.8	167.5
Fixed assets	0.3	1.1	3.1	0.2	—	0.2	0.7	0.1	1.5	3.3	10.5
Noncurrent assets	0.5	2.9	9.9	0.7	3.3	5.7	—	0.1	1.9	13.6	38.6
Goodwill	41.5	49.5	255.9	34.5	127.1	36.7	126.0	50.2	10.0	244.3	975.7
Expiration lists	51.7	25.4	123.0	32.6	105.1	19.5	94.3	67.5	39.8	282.4	841.3
Non-compete agreements	0.2	0.1	0.5	0.1	0.3	2.7	0.5	0.8	2.9	3.6	11.7
Trade names	—	0.1	0.2	—	0.7	—	—	—	2.9	0.1	4.0

Total assets acquired	98.0	104.0	442.1	78.7	243.2	75.9	228.1	125.5	70.5	628.8	2,094.8

Current liabilities	5.1	20.4	76.7	13.2	12.5	10.6	8.6	2.4	6.6	61.8	217.9
Noncurrent liabilities	0.5	9.0	33.8	0.7	—	3.8	—	11.9	—	25.4	85.1

Total liabilities assumed	5.6	29.4	110.5	13.9	12.5	14.4	8.6	14.3	6.6	87.2	303.0

Total net assets acquired	$92.4	$74.6	$331.6	$64.8	$230.7	$61.5	$219.5	$111.2	$63.9	$541.6	$1,791.8

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance brokerage services and risk management industries and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete
agreements and trade names in the amounts of $975.7 million, $841.3 million, $11.7 million and $4.0 million, respectively, within the brokerage and risk management segments.
Provisional estimates of fair value are established at the time of the acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 2.0% to 3.0% and 5.0% to 12.5% for our 2019 and 2018
acquisitions, respectively, for which valuations were performed in 2019. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject customer list in excess of returns required on the investment in contributory assets necessary to realize those benefits.
7
5

The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 10.0% to 12.5% for our 2019 and 2018
acquisitions, for which a valuation was performed. The fair value of non-compete
agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete
scenarios.
Expiration lists,
non-compete
agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (one to fifteen years for expiration lists, one to six years for non-compete
agreements and one to
fifteen years
for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in
 2019,
2018 and 2017, we wrote off
 $0.1
million
,
$10.6 million and $6.2 million
,
respectively
,

of amortizable intangible assets related to the brokerage segment.
Of the $841.3 million of expiration lists, $11.7 million of
non-compete
agreements and $4.0 million of trade names related to the 2019 acquisitions, $215.4 million, $4.7 million and $0.4 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $43.3 million, and a corresponding amount of goodwill, in 2019 related to the nondeductible amortizable intangible assets.
Our consolidated financial statements for the year ended December 31, 2019 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2018 (in millions, except per share data):

	Year Ended December 31,
	2019	2018
Total revenues	$7,390.5	$7,383.1
Net earnings attributable to controlling interests	669.1	659.3
Basic earnings per share	3.57	3.57
Diluted earnings per share	3.50	3.51
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2018, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2019 totaled approximately $468.2 million. Total revenues and net earnings recorded in our consolidated statement of earnings for 2019 related to the 2019 acquisitions in the aggregate, were $274.2 million and $24.8 million, respectively.
4.	Contracts with Customers
Contract Assets and Liabilities/Contract Balances
Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	December 31, 2019	December 31, 2018
Unbilled receivables	$556.4	$496.2
Deferred contract costs	98.3	91.6
Deferred revenue	503.8	457.7
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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total

Deferred revenue at December 31, 2017	$258.7	$171.9	$430.6
Incremental deferred revenue	244.0	138.1	382.1
Revenue recognized during the year ended December 31, 2018 included in deferred revenue at December 31, 2017	(236.5)	(137.0)	(373.5)
Deferred revenue recognized from business acquisitions	18.5	—	18.5

Deferred revenue at December 31, 2018	284.7	173.0	457.7
Incremental deferred revenue	276.2	136.9	413.1
Revenue recognized during the year ended December 31, 2019 included in deferred revenue at December 31, 2018	(254.3)	(143.3)	(397.6)
Deferred revenue recognized from business acquisitions	30.6	—	30.6

Deferred revenue at December 31, 2019	$337.2	$166.6	$503.8

Remaining Performance Obligations
Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of December 31, 2019, the aggregate amount of the contract price allocated to remaining performance obligations was $503.8 million.
The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2020	$309.6	$93.2	$402.8
2021	23.6	33.8	57.4
2022	1.8	15.7	17.5
2023	1.1	8.5	9.6
2024	0.5	4.9	5.4
Thereafter	0.6	10.5	11.1

Total	$337.2	$166.6	$503.8

Deferred Contract Costs
We capitalize costs incurred to fulfill contracts as “deferred contract costs” which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $98.3 million and $91.6 million as of December 31, 2019 and 2018, respectively. Capitalized fulfillment costs are amortized on the contract effective date. The amount of amortization of the deferred contract costs was $355.9 million and $309.7 million for the year ended December 31, 2019, and 2018, respectively.
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
5.	Other Current Assets
Major classes of other current assets consist of the following (in millions):

	December 31,
	2019	2018
Premium finance advances and loans	$388.1	$316.2
Accrued supplemental, direct bill and other receivables	369.1	348.2
Refined coal production related receivables	103.4	160.2
Deferred contract costs	98.3	91.6
Prepaid expenses	115.5	108.2

Total other current assets	$1,074.4	$1,024.4

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

6.	Fixed Assets
Major classes of fixed assets consist of the following (in millions):

	December 31,
	2019	2018
Office equipment	$32.6	$30.0
Furniture and fixtures	126.0	116.9
Leasehold improvements	150.2	132.1
Computer equipment	176.3	145.1
Land and buildings - corporate headquarters	144.9	144.3
Software	392.3	346.0
Other	19.0	12.4
Work in process	18.0	14.9

	1,059.3	941.7
Accumulated depreciation	(591.9)	(504.8)

Net fixed assets	$467.4	$436.9

The amounts in work in process in the table above primarily are for capitalized expenditures incurred related to IT development projects in 2019 and 2018.
7.	Intangible Assets
The carrying amount of goodwill at December 31, 2019 and 2018 allocated by domestic and foreign operations is as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total

At December 31, 2019
United States	$3,163.8	$33.1	$—	$3,196.9
United Kingdom	1,177.8	12.9	—	1,190.7
Canada	454.4	—	—	454.4
Australia	416.5	10.5	—	427.0
New Zealand	208.0	10.1	—	218.1
Other foreign	128.4	—	3.0	131.4

Total goodwill - net	$5,548.9	$66.6	$3.0	$5,618.5

At December 31, 2018
United States	$2,715.3	$29.6	$—	$2,744.9
United Kingdom	753.7	9.2	—	762.9
Canada	378.6	—	—	378.6
Australia	406.3	0.3	—	406.6
New Zealand	209.6	10.2	—	219.8
Other foreign	110.1	—	2.7	112.8

Total goodwill - net	$4,573.6	$49.3	$2.7	$4,625.6

The changes in the carrying amount of goodwill for 2019 and 2018 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Balance as of December 31, 2017	$4,119.2	$42.6	$3.0	$4,164.8
Goodwill acquired during the year	574.7	9.9	—	584.6
Goodwill adjustments related to appraisals and other acquisition adjustments	2.2	(2.3)	—	(0.1)
Foreign currency translation adjustments during the year	(122.5)	(0.9)	(0.3)	(123.7)

Balance as of December 31, 2018	4,573.6	49.3	2.7	4,625.6
Goodwill acquired during the year	958.4	16.9	0.4	975.7
Goodwill adjustments related to appraisals and other acquisition adjustments	0.2	(0.2)	—	—
Goodwill written-off related to sales of business	(7.2)	—	—	(7.2)
Foreign currency translation adjustments during the year	23.9	0.6	(0.1)	24.4

Balance as of December 31, 2019	$5,548.9	$66.6	$3.0	$5,618.5

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2019	2018
Expiration lists	$4,246.0	$3,379.4
Accumulated amortization - expiration lists	(2,004.3)	(1,676.8)

	2,241.7	1,702.6

Non-compete agreements	68.4	58.0
Accumulated amortization - non-compete agreements	(52.5)	(48.5)

	15.9	9.5

Trade names	91.8	86.0
Accumulated amortization - trade names	(30.7)	(25.1)

	61.1	60.9

Net amortizable assets	$2,318.7	$1,773.0

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2020	$366.5
2021	342.7
2022	316.6
2023	290.3
2024	254.0
Thereafter	748.6

Total	$2,318.7

8.	Credit and Other Debt Agreements
The following is a summary of our corporate and other debt (in millions):

	December 31,
	2019	2018
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 3.20%, ball o on due June 24 , 2019	$—	$50.0
Semi-annual payments of interest, fixed rate of 5.85%, balloon due Nove mber 30 , 2019	—	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due June 24, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due July 10, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.65%, balloon due August 2, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	100.0	—
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	—
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	—
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	—
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	—
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	—
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	—
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	—

Total Note Purchase Agreements	3,923.0	3,198.0

Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires June 7, 2024	520.0	265.0

Premium Financing Debt Facility - expires July 18, 2021:
Facility B
AUD denominated tranche, interbank rates plus 1.100%	142.1	133.9
NZD denominated tranche, interbank rates plus 1.150%	—	10.1
Facility C and D
AUD denominated tranche, interbank rates plus 0.575%	18.8	—
NZD denominated tranche, interbank rates plus 0.600%	9.7	10.0

Total Premium Financing Debt Facility	170.6	154.0

Total corporate and other debt	4,613.6	3,617.0
Less unamortized debt acquisition costs on Note Purchase Agreements	(6.9)	(6.6)

Net corporate and other debt	$4,606.7	$3,610.4

Note Purchase Agreements -
On June 13,
2018
, we closed and funded offerings of $500.0 million aggregate principal amount of private placement senior unsecured notes (both fixed and floating rate), which was used in part to fund the $50.0 million June 24,
8
0

2018 Series K notes maturity. The weighted average maturity of the $450.0 million of senior fixed rate notes is 13.6 years and their weighted average interest rate is 4.42% after giving effect to net hedging gains. The interest rate on the $50.0 million of floating rate notes would be 3.14% using three-month LIBOR on February 3, 2020.

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
The notes consist of the following tranches:
•	$125.0 million of 4.34% senior notes due in 2028 (4.00% after giving effect to hedging gains);

•	$125.0 million of 4.44% senior notes due in 2030;

•	$125.0 million of 4.59% senior notes due in 2033;

•	$75.0 million of 4.69% senior notes due in 2038; and

•	$50.0 million of floating rate notes due in 2024 , at an interest rate of 1.40% plus three-month LIBOR, calculated quarterly.

On June 24, 2018 we funded the $50.0 million maturity of our Series K notes, and on November 30, 2018 we funded the $50.0 million maturity of our Series C notes.
On February 13, 2019, we closed an offering of $600.0 million aggregate principal amount of fixed rate private placement senior unsecured notes. This offering was funded on February 13, 2019 ($340.0 million) and March 13, 2019 ($260.0 million). The weighted average maturity of these notes is 10.1 years and the weighted average interest rate is 5.04% after giving effect to a net hedging loss. In 2017 and 2018, we entered into pre-issuance
interest rate hedging transactions related to this private placement. We realized a net cash loss of approximately $1.2 million on the hedging transactions that will be recognized on a pro rata basis as an increase in our reported interest expense over the life of the debt. We used the proceeds of these offering to repay certain existing indebtedness and fund acquisitions.
The notes consist of the following tranches:
•	$100.0 million of 4.72% senior notes due in 2024 ;

•	$140.0 million of 4.85% senior notes due in 2026;

•	$100.0 million of 5.04% senior notes due in 2029;

•	$180.0 million of 5.14% senior notes due in 2031;

•	$40.0 million of 5.29% senior notes due in 2034; and

•	$40.0 million of 5.45% senior notes due in 2039

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
notes.
On December 2, 2019 we closed a private placement of $50.0 million aggregate principal amount of unsecured senior notes. The unsecured senior notes were issued with an interest rate and weighted average interest rate of 3.48% and are due in 2029. We used the proceeds of those offerings to fund the $50.0 million November 30, 2019 Series C note maturity.
As previously disclosed, on January 30, 2020, we closed and funded an offering of $575.0 million aggregate principal amount of fixed rate private placement unsecured senior notes. The weighted average maturity of these notes is 11.7 years and the weighted average interest rate
is 4.23% per annum after giving effect to underwriting costs and the net hedge loss. In 2017 and 2018, we entered into pre-issuance
interest rate hedging transactions related to this private placements. We realized a net cash loss of approximately $8.9 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over ten years.
8
1

The notes consist of the following tranches:
•	$30.0 million of 3.75% senior notes due in 2027;

•	$341.0 million of 3.99% senior notes due in 2030;

•	$69.0 million of 4.09% senior notes due in 2032;

•	$79.0 million of 4.24% senior notes due in 2035; and

•	$56.0 million of 4.49% senior notes due in 2040

We plan to use these offerings to repay certain existing indebtedness and for general corporate purposes, including to fund acquisitions.
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
The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2019. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.
The notes issued under the note purchase agreement are senior unsecured obligations of ours and rank equal in right of payment with our Credit Agreement discussed below.
Credit Agreement
- On June 7, 2019, we entered into an amendment and restatement to our multicurrency credit agreement dated April 8, 2016, (which we refer to as the Credit Agreement) with a group of fifteen financial institutions. The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from April 8, 2021 to June 7, 2024 and increased the revolving credit commitment from $800.0 million to $1,200.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement). We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,700.0 million.
The Credit Agreement provides that we may elect that each borrowing in U.S. dollars be either base rate loans or eurocurrency loans, each as defined in the Credit Agreement. However, the Credit Agreement provides that all loans denominated in currencies other than U.S. dollars will be eurocurrency loans. Interest rates on base rate loans and outstanding drawings on letters of credit in U.S. dollars under the Credit Agreement will be based on the base rate, as defined in the Credit Agreement, plus a margin of 0.00% to 0.45%, depending on the financial leverage ratio we maintain. Interest rates on eurocurrency loans or outstanding drawings on letters of credit in currencies other than U.S. dollars under the Credit Agreement will be based on adjusted LIBOR, as defined in the Credit Agreement, plus a margin of 0.85% to 1.45%, depending on the financial leverage ratio we maintain. Interest rates on swing loans will be based, at our election, on either the base rate or an alternate rate that may be quoted by the lead lender. The annual facility fee related to the Credit Agreement is 0.15% and 0.30% of the revolving credit commitment, depending on the financial leverage ratio we maintain. In connection with entering into the Credit Agreement, we incurred approximately $2.5 million of debt acquisition costs that were capitalized and will be amortized on a pro rata basis over the term of the Credit Agreement.
The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2019. The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults
to other agreements evidencing our indebtedness.
At December 31, 2019, $16.2 million of letters of credit (for which we had $16.5 million of liabilities recorded at December 31, 2019) were outstanding under the Credit Agreement. See Note 17 to these consolidated financial statements for a discussion of the letters of credit. There were $520.0 million of borrowings outstanding under the Credit Agreement at December 31, 2019. Accordingly, at December 31, 2019, $663.8 million remained available for potential borrowings.
8
2

Premium Financing Debt Facility -
On August 15, 2019, we entered into an amendment to our Syndicated Facility Agreement, revolving loan facility
(
which we refer to as the Premium Financing Debt Facility
)
that provides funding for the three acquired Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from May 18, 2020 to July 18, 2021, increased the Interbank fee rates and increased the total commitment for the AU$ denominated tranche from AU$185.0 million to AU$245.0 million. The Premium Financing Debt Facility is comprised of: (i) Facility B is separate AU$205.0 million and NZ$25.0 million tranches, (ii) Facility C is an AU$40.0 million equivalent multi-currency overdraft tranche and (iii) Facility D is a NZ$15.0 million equivalent multi-currency overdraft tranche. There was a three month increase in the AU$160.0 million tranche to AU$190.0 million, which expired January 31, 2019.
The interest rates on Facility B are Interbank rates, which vary by tranche, duration and currency, plus a margin of 1.10% and 1.15% for the AU$ and NZ$ tranches, respectively. The interest rates on Facilities C and D are 30 day Interbank rates, plus a margin of 0.575% and 0.600% for the AU$ and NZ$ tranches, respectively. The annual fee for Facility B is 0.495% and 0.5175% for the undrawn commitments for the AU$ and NZ$ tranches, respectively. The annual fee for Facility C is 0.525% and for Facility D is 0.55% of the total commitments of the facilities.
The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2019. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.
At December 31, 2019, AU$205.0 million and zero NZ$ of borrowings were outstanding under Facility B, AU$27.1 million of borrowings outstanding under Facility C and NZ$14.7 million of borrowings were outstanding under Facility D. Accordingly, as of December 31, 2019, zero AU$ and NZ$25.0 million remained available for potential borrowing under Facility B, and AU$12.9 million and NZ$0.3 million under Facilities C and D, respectively.
See Note 17 to these 2019 consolidated financial statements for additional discussion on our contractual obligations and commitments as of December 31, 2019.
The aggregate estimated fair value of the $3,923.0 million in debt under the note purchase agreements at December 31, 2019 was $4,254.2 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private long-term debt. Therefore, the estimated fair value of this debt is based on discounted future cash flows, which is a Level 3 fair value measurement, using current interest rates available for debt with similar terms and remaining maturities. The estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purposes of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us. The estimated fair value of the $520.0 million of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $170.6 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.
8
3

9.	Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net earnings attributable to controlling interests	$668.8	$633.5	$481.3

Weighted average number of common shares outstanding	186.0	182.7	180.1
Dilutive effect of stock options using the treasury stock method	4.1	3.5	2.0

Weighted average number of common and common equivalent shares outstanding	190.1	186.2	182.1

Basic net earnings per share	$3.60	$3.47	$2.67

Diluted net earnings per share	$3.52	$3.40	$2.64

Anti-dilutive stock-based awards of 1.0 million, 1.0 million and 1.3 million shares were outstanding at December 31, 2019, 2018 and 2017, respectively, but were excluded in the computation of the dilutive effect of stock-based awards for the year then ended. These stock-based awards were excluded from the computation because the exercise prices on these stock-based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.
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
The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.8 million as of December 31, 2019.
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
On March 14, 2019, the compensation committee granted 1,283,300 options under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2022, 2023 and 2024, respectively. On March 15, 2018, the compensation committee granted 1,261,000 options under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2021, 2022 and 2023, respectively. On March 16, 2017, the compensation committee granted 1,650,400 options under the 2014 LTIP to our
8
4

officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2020, 2021 and 2022, respectively. The 2019, 2018 and 2017 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. For our executive officers age
55
or older, stock options awarded in 2019, 2018 and 2017 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.
Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.
During 2019, 2018 and 2017, we recognized $14.0 million, $13.7 million and $17.3 million, respectively, of compensation expense related to our stock option grants.
For purposes of expense recognition in 2019, 2018 and 2017, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield	1.7%	2.3%	2.8%
Expected risk-free interest rate	2.5%	2.7%	2.3%
Volatility	15.6%	15.1%	27.2%
Expected life (in years)	5.5	5.5	5.0

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The weighted average fair value per option for all options granted during 2019, 2018 and 2017, as determined on the grant date using the Black-Scholes option pricing model, was $10.71, $9.27 and $11.42, respectively.
The following is a summary of our stock option activity and related information for 2019 and 2018 (in millions, except exercise price and year data):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Year Ended December 31, 2019
Beginning balance	8.8	$50.16
Granted	1.3	79.59
Exercised	(1.9)	42.91
Forfeited or canceled	(0.3)	57.33

Ending balance	7.9	$56.40	3.75	$308.6

Exercisable at end of year	2.0	$45.03	1.82	$101.9

Ending unvested and expected to vest	5.7	$59.76	4.36	$201.5

Year Ended December 31, 2018
Beginning balance	9.5	$45.27
Granted	1.3	70.74
Exercised	(1.6)	37.85
Forfeited or canceled	(0.4)	49.23

Ending balance	8.8	$50.16	3.86	$206.8

Exercisable at end of year	2.1	$42.84	1.83	$64.4
Ending unvested and expected to vest	6.5	$52.14	4.46	$140.3

Options with respect to 13.2 million shares (less any shares of restricted stock issued under the LTIP - see Note 12 to these consolidated financial statements) were available for grant under the LTIP at December 31, 2019.
8
5

The total intrinsic value of options exercised during 2019, 2018 and 2017 amounted to $77.9 million, $54.2 million and $33.7 million, respectively. As of December 31, 2019, we had approximately $28.2 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.
Other information regarding stock options outstanding and exercisable at December 31, 2019 is summarized as follows (in millions, except exercise price and year data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 39.17 - $ 39.17	0.2	0.20	$39.17	0.3	$39.17
43.71 - 43.71	1.9	3.21	43.71	0.4	43.71
46.17 - 46.87	1.9	1.82	46.43	1.3	46.54
47.92 - 63.60	1.5	4.21	56.81	—	—
70.74 - 70.74	1.2	5.21	70.74	—	—
79.59 - 79.59	1.2	6.21	79.59	—	—

$ 39.17 - $ 79.59	7.9	3.75	$56.40	2.0	$45.03

11. Deferred Compensation
We have a Deferred Equity Participation Plan, (which we refer to as the DEPP), which is a non-qualified
plan that generally provides for distributions to certain of our key executives when they reach age 62 (or the one-year anniversary of the date of the grant for participants over the age of 61 as of the grant date) or upon or after their actual retirement. Under the provisions of the DEPP, we typically contribute cash in an amount approved by the compensation committee to a rabbi trust on behalf of the executives participating in the DEPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. Distributions under the DEPP may not normally be made until the participant reaches age 62 (or the one-year
anniversary of the date of the grant for participants over the age of 61 as of the grant date) and are subject to forfeiture in the event of voluntary termination of employment prior to then. DEPP awards are generally made annually in the first quarter. In addition, we annually make awards under sub-plans of the DEPP for certain production staff, which generally provide for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after earlier of fifteen years or the participant reaching age 65
. All contributions to the plan (including
sub-plans)
deemed to be invested in shares of our common stock are distributed in the form of our common stock and all other distributions are paid in cash.
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
In the first quarter of each of 2019, 2018 and 2017, the compensation committee approved $10.1 million, $11.5 million and $14.0 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2019, 2018 and 2017. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2019, 2018 and 2017 awards. During 2019, 2018 and 2017, we charged $9.8 million, $9.1 million and $9.6 million, respectively, to compensation expense related to these awards.
In 2019, 2018 and 2017, the compensation committee approved $2.6 million, $0.9 million and $4.0 million, respectively, of awards under the sub-plans
referred to above, which were contributed to the rabbi trust in first quarter 2019, 2018 and 2017, respectively. During 2019, 2018 and 2017, we charged $2.4 million, $2.2 million and $1.9 million, respectively, to compensation expense related to these awards. There was $0.5 million of distributions from the sub-plans
during 2019. There were no distributions from the
sub-plans
during 2018 and 2017.
8
6

At December 31, 2019 and 2018, we recorded $64.5 million (related to 2.9 million shares) and $57.6 million (related to 2.7 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at December 31, 2019 and 2018 was $276.3 million and $199.8 million, respectively. During 2019, 2018 and 2017, cash and equity awards with an aggregate fair value of $3.1 million, $6.4 million and $8.4 million, respectively, were vested and distributed to executives under the DEPP.
We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified
deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2019, 2018 and 2017, the compensation committee approved $2.4 million, $5.6 million and $5.1 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in second quarter 2019, 2018 and 2017, respectively. In addition
, the compensation committee approved $7.7
million and $1.6
million of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the second and thir
d quarters
 of 2019
, respectively
. During 2019, 2018 and 2017 we charged $5.2 million, $3.0 million and $2.5 million to compensation expense related to these awards. There was $2.5 million and $3.6 million of distributions from the DCPP during 2019 and 2018, respectively. There were no distributions from the DCPP during 2017.
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
The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At December 31, 2019, 2.8 million shares were available for grant under the LTIP for such awards.
In 2019, 2018 and 2017, we granted 414,700, 439,100 and 476,350 restricted stock units, respectively, to employees under the LTIP and 2014 LTIP, with an aggregate fair value of $31.8 million, $28.7 million and $26.8 million, respectively, at the date of grant.
The 2019, 2018 and 2017 restricted stock units vest as follows: 399,900 units granted in first quarter 2019, 420,200 units granted in first quarter 2018 and 477,500 units granted in first quarter 2017 vest in full based on continued employment through
March 14, 2024
,
March 15, 2023
and
March 19, 2022
, respectively, while the other 2019, 2018 and 2017 restricted stock unit awards generally vest in full based on continued employment through the vesting period on the anniversary date of the grant. For certain of our executive officers age 55 or older, restricted stock units awarded in 2019, 2018 and 2017 are not subject to forfeiture upon such officers’ departure from the company after two years
from the date of grant.
The vesting periods of the 2019, 2018 and 2017 restricted stock unit awards are as follows (in actual shares):

	Restricted Stock Units Granted
Vesting Period	2019	2018	2017
One year	14,800	18,900	21,600
Two years	12,000	12,700	12,750
Five years	387,900	407,500	442,000

Total shares granted	414,700	439,100	476,350

8
7

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2019, 2018 and 2017, we charged $29.8 million, $27.2 million and $19.6 million, respectively, to compensation expense related to restricted stock awards granted in 2008 through 2019. The total intrinsic value of unvested restricted stock at December 31, 2019 and 2018 was $215.1 million and $140.8 million, respectively. During 2019 and 2018, equity awards (including accrued dividends) with an aggregate fair value of $2.1 million and $23.6 million were vested and distributed to employees under this plan.
Performance Share Awards
On March 14, 2019, March 15, 2018 and March 16, 2017, pursuant to the LTIP and 2014 LTIP, the compensation committee approved 73,600, 78,200 and 86,250, respectively of provisional performance unit awards, with an aggregate fair value of $5.8 million, $5.3 million and $4.9 million, respectively, for future grants to our officers and key employees. Each performance unit award was equivalent to the value of one
share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive
a number of
earned
units based on the
growth in adjusted EBITDAC per share

(
as defin
e
d
 in the
P
roxy Statement
)
.
Earned
units for the 2019, 2018 and 2017 provisional awards will fully vest based on continuous employment through March 14, 2022, March 15, 2021 and March 16, 2020, respectively, and will be settled in shares of our common stock on a one-for-one
basis as soon as practicable in 2022, 2021 and 2020, respectively. The 2019, 2018 and 2017 awards are subject to a three-year performance period that begins on January 1, 2019, 2018 and 2017, respectively, and vest on the three-year anniversary of the date of grant (March 14, 2022, March 15, 2021 and March 16, 2020). For certain of our executive officers age
55
or older, awards granted in 2019, 2018 and 2017 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. During 2019, 2018 and 2017, equity awards (including accrued dividends) with an aggregate fair value of $
5.7
million, $
3.7
 million and $
3.3
million was vested and distributed to employees under this plan.
Cash Awards
On March 14, 2019, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $16.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (206,800 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year
performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITDAC (in 2018 and thereafter) or EBITAC (prior to 2018) growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2019 provisional award will fully vest based on continuous employment through January 1, 2022. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2021, multiplied by the number of units subject to the award, but limited to between
0.5
and
1.5
times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2022. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the year ended December 31, 2019 related to the 2019 provisional award under the Program. Based on company performance for 2019, we expect to grant 201,000 units under the Program in first quarter 2020 that will fully vest on January 1, 2022.
On March 15, 2018, pursuant to the Program, the compensation committee approved provisional cash awards of $15.0 million in the aggregate for future grants to our officers and key employees that are denominated in units (219,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2018 provisional award were similar to the terms of the 2019 provisional awards. Based on our performance for 2018, we granted 190,000 units under the Program in first quarter 2019 that will fully vest on January 1, 2021. During 2019, we charged $8.9 million to compensation expense related to these awards. We did not recognize any compensation expense during 2018 related to the 2018 provisional award under the Program.
On March 16, 2017, pursuant to the Program, the compensation committee approved provisional cash awards of $14.3 million in the aggregate for future grants to our officers and key employees that are denominated in units (255,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2017 provisional award were similar to the terms of the 2018 provisional awards. Based on our performance for 2017, we granted 242,000 units under the Program in first quarter 2018 that will fully vest on January 1, 2020. During 2019 and 2018, we charged $10.3 million and $8.7 million to compensation expense related to these awards, respectively. We did not recognize any compensation expense during 2017 related to the 2017 provisional award under the Program.
8
8

On March 17, 2016, pursuant to the Program, the compensation committee approved provisional cash awards of $17.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (397,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2016 provisional award were similar to the terms of the 2017 provisional awards. Based on our performance for 2016, we granted 385,000 units under the Program in first quarter 2017 that will fully vest on January 1, 2019. During 2018 and 2017, we charged $11.7 million and $10.6 million to compensation expense related to these awards.
On March 11, 2015, pursuant to the Program, the compensation committee approved the provisional cash awards of $14.6 million in the aggregate for future grants to our officers and key employees that are denominated in units (
315,000
units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved. Terms of the 2015 provisional award were similar to the terms of the 2016 provisional awards. Based on our performance for 2015, we granted 294,000 units under the Program in first quarter 2016 that fully vested on January 1, 2018. During 2017, we charged $9.3 million to compensation expense related to these awards.
During 2019, cash awards related to the 2016 provisional awards with an aggregate fair value of $22.4 million (341,000 units in the aggregate) were vested and distributed to employees under the Program. During 2018, cash awards related to the 2015 provisional awards with an aggregate fair value of $15.8 million (269,000 units in the aggregate) were vested and distributed to employees under the Program. During 2017, cash awards related to the 2014 provisional awards with an aggregate fair value of $9.3 million (199,000 units in the aggregate) were vested and distributed to employees under the Program.
13. Retirement Plans
We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2019 and 2018. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan. A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2019	2018
Change in pension benefit obligation:
Benefit obligation at beginning of year	$253.2	$271.4
Service cost	1.6	0.8
Interest cost	9.8	9.3
Net actuarial loss (gain)	24.7	(14.3)
Benefits paid	(14.9)	(14.0)

Benefit obligation at end of year	$274.4	$253.2

Change in plan assets:
Fair value of plan assets at beginning of year	$220.0	$219.4
Actual return on plan assets	38.6	(15.4)
Contributions by the company	—	30.0
Benefits paid	(14.9)	(14.0)

Fair value of plan assets at end of year	$243.7	$220.0

Funded status of the plan (underfunded)	$(30.7)	$(33.2)

Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities - accrued benefit liability	$(30.7)	$(33.2)
Accumulated other comprehensive loss - net actuarial loss	69.8	76.0

Net amount included in retained earnings	$39.1	$42.8

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in earnings and other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Net periodic pension cost:
Service cost	$1.6	$0.8	$1.7
Interest cost on benefit obligation	9.8	9.3	10.0
Expected return on plan assets	(14.8)	(16.0)	(14.0)
Amortization of net loss	7.0	4.9	5.0

Net periodic benefit cost	3.6	(1.0)	2.7

Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net loss incurred	0.8	17.2	0.8
Amortization of net loss	(7.0)	(4.9)	(5.0)

Total recognized in other comprehensive loss	(6.2)	12.3	(4.2)

Total recognized in net periodic pension cost and other comprehensive loss	$(2.6)	$11.3	$(1.5)

Estimated amortization for the following year:
Amortization of net loss	$6.1	$7.2	$5.0

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2019	2018
Discount rate	3.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%
The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2019	2018	2017
Discount rate	4.00%	3.50%	4.00%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%	7.00%
The following benefit payments are expected to be paid by the plan (in millions):

2020	$16.2
2021	16.4
2022	16.6
2023	16.7
2024	16.7
Years 2025 to 2029	83.2
The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2019	2018
Equity securities	61.0%	57.0%
Debt securities	32.0%	36.0%
Real estate	7.0%	7.0%

Total	100.0%	100.0%

9
0

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life underwriting enterprises. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year
return assumptions for all of the asset classes in which the plan was invested at December 31, 2019 and 2018. The return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.
The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2019	2018
Level 1	$—	$—
Level 2	135.8	125.1
Level 3	107.9	94.9

Total fair value	$243.7	$220.0

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
The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2019	2018
Fair value at January 1	$94.9	$111.9
Settlements	—	(9.6)
Unrealized gain (loss)	13.0	(7.4)

Fair value at December 31	$107.9	$94.9

We were not required under the IRC to make any minimum contributions to the plan for each of the 2019, 2018 and 2017 plan years. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2018 we made a $30.0 million discretionary contribution to the plan. During 2019 and 2017 we did not make discretionary contributions to the plan.
We also have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we match 100% of pre-tax
and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Effective January 1, 2014, employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule. We expensed (net of plan forfeitures) $59.4 million, $53.9 million and $51.6 million related to the plan in 2019, 2018 and 2017, respectively.
9
1

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to IRS rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. We expensed $7.1 million, $6.5 million and $6.4 million related to contributions made to a rabbi trust maintained under the plan in 2019, 2018 and 2017, respectively. The fair value of the assets in the plan’s rabbi trust at December 31, 2019 and 2018, including employee contributions and investment earnings, was $452.9 million and $355.0 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.
We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $39.8 million, $34.9 million and $32.0 million in 2019, 2018 and 2017, respectively.
In 1992, we amended our health benefits plan to eliminate retiree coverage, except for retirees and those employees who had already attained a specified age and length of service at the time of the amendment. The retiree health plan is contributory, with contributions adjusted annually, and is funded on a pay-as-you-go
basis. The postretirement benefit obligation and the unfunded status of the plan as of December 31, 2019 and 2018 were $1.7 million and $2.0 million, respectively. The net periodic postretirement benefit (income) cost of the plan amounted to ($0.4 million), ($0.3 million) and ($0.3 million) in 2019, 2018 and 2017, respectively.
14. Investments
The following is a summary of our investments included in other noncurrent assets in the consolidated balance sheet (in millions):

	December 31,
	2019	2018
Chem-Mod LLC	$4.0	$4.0
Chem-Mod International LLC	2.0	2.0
Clean-coal investments:
Controlling interest in 6 limited liability companies that own 14 2009 Era Clean Coal Plants	—	5.1
Non-controlling interest in one limited liability companies that owns one 2011 Era Clean Coal Plant	0.3	0.4
Controlling interest in 17 limited liability companies that own 19 2011 Era Clean Coal Plants	29.2	43.0
Other investments	4.5	5.0

Total investments	$40.0	$59.5

Chem-Mod LLC -
At December 31, 2019, we held a 46.5% controlling interest in
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
Chem-Mod LLC is determined to be a variable interest entity (which we refer to as a VIE). We are the manager (decision maker) of
Chem-Mod
 LLC and therefore consolidate its operations into our consolidated financial statements. At December 31, 2019, total assets and total liabilities of this VIE included in our consolidated balance sheet were $16.3 million and $2.8 million, respectively. At December 31, 2018, total assets and total liabilities of this VIE included in our consolidated balance sheet were $14.0 million and $1.4 million, respectively. For 2019, total revenues and expenses were $81.9 million and $17.5 million, respectively. For 2018, total revenues and expenses were $73.7 million and $4.1 million, respectively. We are under no obligation to fund Chem-Mod’s operations in the future.
9
2

Chem-Mod International LLC -
At December 31, 2019, we held a 31.5% noncontrolling ownership interest in
Chem-Mod
International LLC.
Chem-Mod
International LLC has the rights to market The
Chem-Mod™
Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.
C-Quest Technology LLC and C-Quest Technologies International LLC (which we refer to as together, C-Quest) -
At December 31, 2019, we held a noncontrolling 12% interest in
C-Quest’s
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
Clean Coal Investments -
•	We have investments in limited liability companies that own 34 refined coal production plants which produce refined coal using proprietary technologies owned by Chem-Mod LLC. We believe the production and sale of refined coal at these plants is qualified to receive refined coal tax credits under IRC Section 45. The 14 plants placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) were eligible to receive tax credits through 2019 and the 20 plants placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) are eligible to receive tax credits through 2021.
•	As of December 31, 2019:
•	Twenty of the plants have long-term production contracts.
•	We have a noncontrolling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary and therefore do not consolidate it.
At December 31, 2019, total assets and total liabilities of this VIE were $31.1 million and $30.0 million, respectively. For 2019, total revenues and expenses of this VIE were $64.9 million and $79.8 million, respectively.
•	We and our
co-investors
each fund our portion of the
on-going
operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going
operational funding, there are no additional amounts that we are committed to related to funding these investments.
Other Investments -
At December 31, 2019, we owned a
non-controlling,
minority interest in four venture capital funds totaling $4.5 million and eight certified low-income
housing developments with zero carrying value. The
low-income
housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At December 31, 2019, total assets and total liabilities of these VIEs were approximately $5.3 million and $0.4 million, respectively.
15. Leases
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
The components of lease expense are as follows (in millions):

Lease Components	Statement of Earnings Classification	Year ended December 31, 2019
Operating lease expense	Operating expense	$120.4
Variable lease expense	Operating expense	18.8
Sublease income	Investment income	(1.2)

Net lease expense		$138.0

9
3

Variable lease cost consist primarily of common area and other maintenance costs for our lease facilities, as well as variable lease payments related to indexed and/or market adjustments. Our sublease income derives primarily from a few office lease arrangements and we have no significant sublease losses.

Supplemental Cash Flow Information Related to Leases (in millions)	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116.1
Right-of-use assets obtained in exchange for new operating lease liabilities	90.8
We present all noncash transactions related to adjustments to the lease liability or right-of-
use asset as noncash transactions. This includes all noncash charges related to any modification or reassessment events triggering remeasurement.
Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

Lease Components	Balance Sheet Classification	December 31, 2019
Lease right-of-use assets	Right-of-use assets	$393.5

Other current lease liabilities	Accrued compensation and other current liabilities	$86.4
Lease liabilities	Lease liabilities - noncurrent	340.9

Total lease liabilities		$427.3

Weighted-average remaining lease term, years		5.4 years
Weighted-average discount rate		3.8%
Maturities of operating lease liabilities for each of the next five years and thereafter are as follows:

2020	$105.6
2021	100.4
2022	80.3
2023	63.8
2024	45.1
Thereafter	84.1

Total lease payments	479.3
Less interest	(52.0)

Total	$427.3

Our leases have remaining lease terms of 0.1 years to 12.7 years, some of which may include options to extend the leases for up to 5.0 years and some of which may include options to terminate the leases.
As of December 31, 2019, we have additional leases that have not yet commenced of $4.2 million. These leases will commence in 2020 with lease terms of 5.4 years to 7.0 years.
16. Derivatives and Hedging Activity
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
9
4

Interest Rate Risk Management
We enter into various long-term debt agreements. We use interest rate derivatives, typically swaps, to reduce our exposure to the effects of interest rate fluctuations on the forecasted interest rates for up to three years into the future.
We have not received or pledged any collateral related to derivative arrangements at December 31, 2019.
The notional and fair values of derivatives designated as hedging instruments are as follows at December 31, 2019 and 2018 (in millions):

		Derivative Assets		Derivative Liabilities
Instrument	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2019
Interest rate contracts	$800.0	Other current assets	$2.8	Accrued compensation and	$25.0
		Other noncurrent assets	5.4	other current liabilities
				Other noncurrent liabilities	23.0
Foreign exchange contracts (1)	31.7	Other current assets	4.5	Accrued compensation and	1.8
				other current liabilities
		Other noncurrent assets	8.5	Other noncurrent liabilities	2.6

Total	$831.7		$21.2		$52.4

At December 31, 2018
Interest rate contracts	$850.0	Other current assets	$3.0	Accrued compensation and	$13.0
				other current liabilities
Foreign exchange contracts (1)	51.4	Other current assets	0.9	Accrued compensation and	4.9
				other current liabilities
		Other noncurrent assets	5.7	Other noncurrent liabilities	7.9

Total	$901.4		$9.6		$25.8

(1)	Included within foreign exchange contracts at December 31, 2019 were $342.0 million of call options offset with $342.0 million of put options, and $12.1 million of buy forwards offset with $43.8 million of sell forwards. Included within foreign exchange contracts at December 31, 2018 were $276.4 million of call options offset with $276.4 million of put options, and $23.1 million of buy forwards offset with $72.9 million of sell forwards.

9
5

The effect of cash flow hedge accounting on accumulated other comprehensive loss were as follows (in millions):

Instrument	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Recognized in Earnings Related to Amount Excluded from Effectiveness Testing	Statement of Earnings Classification
Year ended December 31, 2019
Interest rate contracts	$(47.0)	$(1.2)	$—	Interest expense
Foreign exchange contracts	9.9	(1.6)	(0.8)	Commission revenue
		(1.4)	1.2	Compensation expense
		(1.0)	0.9	Operating expense

Total	$(37.1)	$(5.2)	$1.3

Year ended December 31, 2018
Interest rate contracts	$(9.3)	$1.1	$—	Interest expense
Foreign exchange contracts	(6.4)	2.3	—	Commission revenue
		1.3	—	Compensation expense
		1.0	—	Operating expense

Total	$(15.7)	$5.7	$—

(1)	During 2019, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss were a loss of $0.2 million.

We estimate that approximately $1.8 million of pretax income currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.
17.	Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Notes 8 and 14 to these consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at December 31, 2019 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Note purchase agreements	$100.0	$75.0	$200.0	$300.0	$475.0	$2,773.0	$3,923.0
Credit Agreement	520.0	—	—	—	—	—	520.0
Premium Financing Debt Facility	170.6	—	—	—	—	—	170.6
Interest on debt	173.6	167.5	161.8	152.5	134.7	574.7	1,364.8

Total debt obligations	964.2	242.5	361.8	452.5	609.7	3,347.7	5,978.4
Operating lease obligations	105.6	100.4	80.3	63.8	45.1	84.1	479.3
Less sublease arrangements	(0.6)	(0.6)	(0.3)	(0.3)	(0.2)	(0.7)	(2.7)
Outstanding purchase obligations	49.9	38.2	23.2	9.0	5.7	17.4	143.4

Total contractual obligations	$1,119.1	$380.5	$465.0	$525.0	$660.3	$3,448.5	$6,598.4

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
9
6

Operating Lease Obligations
-
Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located in a building we own at 2850 Golf Road, Rolling Meadows, Illinois, where we have approximately 360,000 square feet of space and will accommodate approximately 2,000 employees at peak capacity. During first quarter 2017, we relocated our corporate office headquarters to the Rolling Meadows location. No move related charges were incurred in 2019 or 2018. We recognized move related costs and lease abandonment charges of $13.2 million in 2017. Relating to the development of our corporate headquarters, we expect to receive property tax related credits under a tax-increment
financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as EDGE) tax credit. Incentives from these two programs could total between $60.0 million and $90.0 million over a fifteen-year period. We have earned approximately $18.1 million of EDGE credits from inception through December 31, 2019.
We generally operate in leased premises at our other locations. Certain of these leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.
Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $148.1 million in 2019, $140.0 million in 2018 and $137.7 million in 2017.
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
Outstanding Purchase Obligations
-
We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2019. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.
Off-Balance Sheet Commitments
-
Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2019 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2020	2021	2022	2023	2024	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$17.1	$17.1
Financial guarantees	0.2	0.2	0.2	0.2	0.2	0.4	1.4

Total commitments	$0.2	$0.2	$0.2	$0.2	$0.2	$17.5	$18.5

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
Since January 1, 2002, we have acquired 556 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2016 to 2019 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two-
to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $982.9 million, of which $565.0 million was recorded in our consolidated balance sheet as of December 31, 2019 based on the estimated fair value of the expected future payments to be made.
Off-Balance Sheet Debt
-
Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2019 and 2018 that was recourse to us.
9
7

At December 31, 2019, we had posted two letters of credit totaling $9.4 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $16.5 million. We have an equity investment in a rent-a-captive
facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2019, we had posted seven letters of credit totaling $6.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.9 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.
Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2019 were as follows (all dollar amounts in table are in millions):

		Compensation	Maximum	Liability
Description, Purpose and Trigger	Collateral	to Us	Exposure	Recorded
Credit support under letters of credit (LOC) for deductibles due by us on our own insurance coverages - expires after 2023 Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on our behalf	None	None	$9.4	$16.5
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires after 2023 Trigger - Dissolution or catastrophic financial results of the operation	None	Reimbursement of LOC fees	6.3	—
Collateral related to claims funds held in a fiduciary capacity by a recent acquisition - expires 2020 Trigger - Claim payments are not made	None	None	0.9	—
Credit support under letters of credit in lieu of a security deposit for an acquisition’s lease - expires 2023 Trigger - Lease payments do not get made	None	None	0.5	—
Financial guarantees of loans to 6 Canadian-based employees - expires when loan balances are reduced to zero through May 2029 - Principal and interest payments are paid quarterly Trigger - Default on loan payments	(1)	None	1.4	—

			$18.5	$16.5

(1)	The guarantees are collateralized by shares in minority holdings of our Canadian operating companies.
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
9
8

A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (which we refer to as Tribeca). A “captive” is an underwriting enterprise that insures the risks of its owner, affiliates or a group of companies. Micro-captives are captive underwriting enterprises that are subject to taxation only on net investment income under IRC Section 831(b). Our micro-captive advisory services are under investigation by the IRS. Additionally, the IRS has initiated audits for the 2012 tax year, and subsequent tax years, of over
100
of the micro-captive underwriting enterprises organized and/or managed by us. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. While the IRS has not made specific allegations relating to our operations or the pre-acquisition
activities of Tribeca, an adverse determination could subject us to penalties and negatively affect our defense of the class action lawsuit described below. We may also experience lost earnings due to the negative effect of an extended IRS investigation. In the period from 2017 to 2019, our micro-captive operations contributed less than $
2.9
 million of net earnings and less than $
4.5
 million in EBITDAC to our consolidated results in any one year. Due to the fact that the IRS has not made any allegation against us or completed all of its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.
On December 7, 2018, a class action lawsuit was filed against us, our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) and other defendants including Tribeca, in the United States District Court for the District of Arizona. The named plaintiffs are micro-captive clients of Artex or Tribeca and their related entities and owners who had IRS Section 831(b) tax benefits disallowed by the IRS. The complaint attempts to state various causes of action and alleges that the defendants defrauded the plaintiffs by marketing and managing micro-captives with the knowledge that the captives did not constitute bona fide
insurance and thus would not qualify for tax benefits. The named plaintiffs are seeking to certify a class of all persons who were assessed back taxes, penalties or interest by the IRS as a result of their ownership of or involvement in an IRS Section 831(b) micro-captive formed or managed by Artex or Tribeca during the time period January 1, 2005 to the present. The complaint does not specify the amount of damages sought by the named plaintiffs or the putative class. On August 5, 2019, the trial court granted the defendants’ motion to compel arbitration and dismissed the class action lawsuit. Plaintiffs are appealing this ruling to the United States Court of Appeals for the Ninth Circuit. We will continue to defend against the lawsuit vigorously. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us, nor are we able to reasonably estimate the amount of any potential loss in connection with this lawsuit.
During the third quarter of 2019,
Chem-Mod
 LLC and Nalco Company settled the litigation disclosed in our previous SEC filings. Terms of the settlement are confidential and were not, and are not expected to be, material to our clean energy operations.
Contingent Liabilities
-
We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. We currently retain the first $5.0 million of each and every E&O claim. Our E&O insurance provides aggregate coverage for E&O losses up to $350.0 million in excess of our retained amounts. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2019 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.4 million and below the upper end of the actuarial range by $4.2 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.
Tax-advantaged Investments No Longer Held
-
Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. We recorded tax benefits in connection with our ownership in these investments. At December 31, 2019, we had exposure on $108.0 million of previously earned tax credits. Under the Tax Act, we expect that these previously earned tax credits will be refunded for tax years beginning 2018 and ending in 2021, according to a specific formula. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.
Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our December 31, 2019 consolidated balance sheet related to this exposure.

9
9

18.	Insurance Operations

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
Reconciliations of direct to net premiums, on a written and earned basis, for 2019, 2018 and 2017 related to the wholly-owned underwriting enterprise subsidiary discussed above are as follows (in millions):

	2019		2018		2017
	Written	Earned	Written	Earned	Written	Earned
Direct	$44.6	$59.1	$57.6	$53.2	$60.7	$60.4
Assumed	1.0	1.9	4.7	4.6	5.0	4.5
Ceded	(45.6)	(61.0)	(62.3)	(57.8)	(65.7)	(64.9)

Net	$—	$—	$—	$—	$—	$—

At December 31, 2019 and 2018, our underwriting enterprise subsidiary had reinsurance recoverables of $45.7 million and $68.5 million, respectively, related to liabilities established for ceded unearned premium reserves and loss and loss adjustment expense reserves. These reinsurance recoverables relate to direct and assumed business that has been fully ceded to our reinsurers or captives and have been included in premiums and fees receivables in the accompanying consolidated balance sheet.

19.	Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. Earnings before income taxes in the table below include the impact of intercompany interest expense between domestic and foreign legal entities. Domestic intercompany interest income and offsetting foreign intercompany interest expense were $
40.1
million in 2019, $
65.8
million in 2018 and $
64.2
 million in 2017. Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Earnings before income taxes:
United States	$388.4	$337.6	$274.1
Foreign, principally Australia, Canada, New Zealand and the U.K.	237.7	141.8	85.7

Total earnings before income taxes	$626.1	$479.4	$359.8

Provision (benefit) for income taxes:
Federal:
Current	$3.8	$—	$7.1
Deferred	(142.5)	(214.0)	(183.5)

	(138.7)	(214.0)	(176.4)

State and local:
Current	11.1	15.4	11.6
Deferred	(6.0)	(29.0)	(3.9)

	5.1	(13.6)	7.7

Foreign:
Current	66.6	60.7	25.9
Deferred	(22.7)	(29.6)	(14.3)

	43.9	31.1	11.6

Total benefit for income taxes	$(89.7)	$(196.5)	$(157.1)

A reconciliation of the provision for income taxes with the U.S. federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2019		2018		2017
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$131.5	21.0	$100.7	21.0	$126.0	35.0
State income taxes - net of
Federal benefit	4.4	0.7	8.5	1.8	5.0	1.4
Differences related to non U.S. operations	(10.1)	(1.6)	(14.8)	(3.1)	(46.9)	(13.0)
Alternative energy and other tax credits	(196.1)	(31.3)	(252.9)	(52.8)	(230.1)	(64.0)
Other permanent differences	(7.6)	(1.2)	0.9	0.2	(10.6)	(2.9)
U.S. repatriation tax	—	—	(1.8)	(0.4)	36.8	10.2
Stock-based compensation	(16.2)	(2.6)	(15.0)	(3.1)	(15.1)	(4.2)
Changes in unrecognized tax benefits	0.8	0.1	(0.2)	—	(0.9)	(0.3)
Change in valuation allowance	7.5	1.2	(22.0)	(4.6)	12.3	3.4
Change in tax rates	(3.7)	(0.6)	—	—	(33.2)	(9.2)
Other	(0.2)	—	0.1	—	(0.4)	(0.1)

Benefit for income taxes	$(89.7)	(14.3)	$(196.5)	(41.0)	$(157.1)	(43.7)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2019	2018
Gross unrecognized tax benefits at January 1	$10.7	$10.9
Increases in tax positions for current year	2.1	1.7
Settlements	(0.4)	—
Lapse in statute of limitations	(1.1)	(1.4)
Increases in tax positions for prior years	0.6	0.4
Decreases in tax positions for prior years	(0.4)	(0.9)

Gross unrecognized tax benefits at December 31	$11.5	$10.7

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $
9.4
 million, and $
8.8
million at December 31, 2019 and 2018, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2019 and 2018, we had accrued interest and penalties related to unrecognized tax benefits of $
3.1
 million and $
2.9
 million, respectively.
We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2019, our corporate returns had been examined by the IRS through calendar year 2010. The IRS is currently conducting various examinations of calendar years
2011 and 2012
. In addition, a number of foreign, state, local and partnership examinations are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$962.1	$856.9
Accrued and unfunded compensation and employee benefits	156.0	158.8
Amortizable intangible assets	54.3	48.8
Compensation expense related to stock options	11.3	12.2
Accrued liabilities	63.9	63.8
Accrued pension liability	9.9	11.5
Investments	0.9	1.5
Net operating loss carryforwards	37.2	36.8
Capital loss carryforwards	12.6	12.2
Lease liabilities	65.3	4.2
Hedging instruments	11.7	1.9
Other	4.3	3.4

Total deferred tax assets	1,389.5	1,212.0
Valuation allowance for deferred tax assets	(80.5)	(67.4)

Deferred tax assets	1,309.0	1,144.6

Deferred tax liabilities:
Nondeductible amortizable intangible assets	322.4	297.6
Investment-related partnerships	9.1	13.6
Depreciable fixed assets	22.4	25.4
Right-of-use assets	62.6	—
Revenue recognition	63.7	98.1
Other prepaid items	10.6	10.6

Total deferred tax liabilities	490.8	445.3

Net deferred tax assets	$818.2	$699.3

At December 31, 2019 and 2018, $
127.5
million and $
106.9
million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet. Alternative minimum tax credits of $
14.3
 million have an indefinite life and will be utilized or refunded in 2020, according to a specific formula, general business tax credits of $
937.2
 million begin to expire, if not utilized, i
n

2034
and state credits, net of federal benefit, of $
10.6
 million expire, if not used, by
2023
. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future. Accordingly, we expect to make full use of the net deferred tax assets. Valuation allowances have been established for certain foreign intangible assets and various net operating loss carryforwards that may not be utilized in the future.
We have not provided for state or withholding income taxes on the undistributed earnings of $
574.0
 million and $
631.0
 million at December 31, 2019 and 2018, respectively, of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings is not expected to be material at December 31, 2019 and 2018. There are only select jurisdictions for which the company regards the undistributed earnings as no longer permanently reinvested. We have recognized the deferred tax liability associated with these undistributed earnings during 2019, however, such liability was also not material. For U.S. federal income tax purposes, we now recognize current income tax expense on undistributed earnings of foreign subsidiaries in accordance with the provisions of the Tax
 Act
.
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
SAB 118 describes three scenarios associated with a company’s status of accounting for income tax reform. Under the SAB 118 guidance, we made reasonable estimates for certain effects of tax reform in our 2017 consolidated financial statements. We recognized provisional amounts for our deferred income taxes and repatriation tax based on reasonable estimates. We finalized our estimates under SAB 118 which were recorded as discrete items in 2018. We completed our analysis with respect to the income tax implications of the Tax Act, which was reflected in our 2018 consolidated financial statements.
Deferred Income Taxes -
For the year ended December 31, 2017, we have determined that our net deferred tax asset required revaluation as a result of the Tax Act. At that time, we recognized a provisional $
1.0
 million net benefit to the provision for income taxes as a result of the restatement of our net deferred tax assets. In the 2018 consolidated financial statements, we finalized the revaluation of our net deferred tax asset by recognizing an additional $
2.9
 million net benefit to the provision for income taxes.
Repatriation Tax
- All U.S. shareholders that own at least
10
% of foreign corporations must include in their income a
one-time
inclusion of all accumulated post 1986 undistributed foreign earnings as of December 31, 2017. We previously recognized a provisional income tax expense of $
40.0
 million as a result of this repatriation tax. In the 2018 consolidated financial statements, we finalized the repatriation tax by recognizing a benefit of $
2.9
million to the provision for income taxes.
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
We also completed our analysis of the broader tax effects of the Tax Act which were reflected in our 2018 consolidated financial statements.
20.	Supplemental Disclosures of Cash Flow Information

	Year ended December 31,
Supplemental disclosures of cash flow information (in millions):	2019	2018	2017
Interest paid	$169.2	$139.2	$124.8
Income taxes paid, net	22.2	68.1	55.8
The following is a reconciliation of our end of period cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2019, 2018 and 2017 (in millions):

	December 31,
	2019	2018	2017
Cash and cash equivalents	$604.8	$607.2	$681.2
Restricted cash	2,019.1	1,629.6	1,623.8

Total cash, cash equivalents and restricted cash	$2,623.9	$2,236.8	$2,305.0

21.	Accumulated Other Comprehensive Earnings
The
after-tax
components of our accumulated comprehensive earnings (loss) attributable to controlling interests consist of the following:

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Earnings (Loss)
Balance as of January 1, 2017	$(47.3)	$(702.2)	$(7.1)	$(756.6)
Adoption of Topic 606	—	(2.5)	—	(2.5)
Net change in period	4.3	183.4	16.0	203.7

Balance as of December 31, 2017	(43.0)	(521.3)	8.9	(555.4)
Reclassification to retained earnings of income tax effects related to the Tax Act	(7.9)	—	1.3	(6.6)
Net change in period	(10.3)	(197.7)	(15.6)	(223.6)

Balance as of December 31, 2018	(61.2)	(719.0)	(5.4)	(785.6)
Cumulative effect of adoption of new accounting standards	—	—	(0.2)	(0.2)
Net change in period	4.7	44.2	(22.7)	26.2

Balance as of December 31, 2019	$(56.5)	$(674.8)	$(28.3)	$(759.6)

The foreign currency translation in 2019, 2018 and 2017 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.
During 2019, 2018 and 2017, $7.0 million, $4.9 million and $5.0 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During 2019, 2018 and 2017, $5.2 million of expense, $5.7 million of income and $5.2 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During 2019, 2018 and 2017, no
amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.
22.	Quarterly Operating Results (unaudited)
Quarterly operating results for 2019 and 2018 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2019
Total revenues	$1,990.6	$1,657.8	$1,825.2	$1,721.4
Total expenses	1,668.8	1,552.3	1,710.4	1,637.4

Earnings before income taxes	$321.8	$105.5	$114.8	$84.0

Net earnings attributable to controlling interests	$334.1	$110.1	$126.1	$98.5

Basic net earnings per share	$1.81	$0.59	$0.68	$0.53

Diluted net earnings per share	$1.77	$0.58	$0.66	$0.51

2018
Total revenues	$1,837.7	$1,660.4	$1,778.5	$1,657.4
Total expenses	1,595.4	1,556.8	1,688.2	1,614.2

Earnings before income taxes	$242.3	$103.6	$90.3	$43.2

Net earnings attributable to controlling interests	$273.7	$114.9	$127.6	$117.3

Basic net earnings per share	$1.51	$0.63	$0.70	$0.64

Diluted net earnings per share	$1.48	$0.62	$0.68	$0.63

23.	Segment Information
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
Our corporate segment manages our clean energy and other investments. In addition, the corporate segment reports the financial information related to our debt and other corporate costs, external acquisition-related expenses and the impact of foreign currency translation.
Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. During the three-month period ended June 30, 2019, we reviewed our allocation of corporate costs to our business segments. In conjunction with that review, we made changes to how we allocate certain costs to our business segments reflecting management’s updated view of the costs necessary to support these segments. This change resulted in additional costs being allocated to the business segments, the amounts of which were less than 6.0% of the corporate segment’s loss before income taxes for the year ended December 31, 2019 and were not significant to each of the business segments. We allocate the provision for income taxes to the brokerage and risk management segments using the local county statutory rates. Reported operating results by segment would change if different methods were applied.

Financial information relating to our segments for 2019, 2018 and 2017 is as follows (in millions):

Year Ended December 31, 2019	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$3,320.6	$—	$—	$3,320.6
Fees	1,074.2	836.9	—	1,911.1
Supplemental revenues	210.5	—	—	210.5
Contingent revenues	135.6	—	—	135.6
Investment income	85.3	1.6	—	86.9
Net gains on divestitures	75.3	—	—	75.3
Revenue from clean coal activities	—	—	1,319.3	1,319.3
Other net losses	—	—	(2.9)	(2.9)

Revenues before reimbursements	4,901.5	838.5	1,316.4	7,056.4
Reimbursements	—	138.6	—	138.6

Total revenues	4,901.5	977.1	1,316.4	7,195.0
Compensation	2,745.9	515.7	77.9	3,339.5
Operating	796.5	184.9	87.1	1,068.5
Reimbursements	—	138.6	—	138.6
Cost of revenues from clean coal activities	—	—	1,352.8	1,352.8
Interest	—	—	179.8	179.8
Depreciation	66.6	46.2	27.6	140.4
Amortization	329.1	4.9	—	334.0
Change in estimated acquisition earnout payables	16.9	(1.6)	—	15.3

Total expenses	3,955.0	888.7	1,725.2	6,568.9

Earnings (loss) before income taxes	946.5	88.4	(408.8)	626.1
Provision (benefit) for income taxes	229.2	22.2	(341.1)	(89.7)

Net earnings (loss)	717.3	66.2	(67.7)	715.8
Net earnings attributable to noncontrolling interests	17.2	—	29.8	47.0

Net earnings (loss) attributable to controlling interests	$700.1	$66.2	$(97.5)	$668.8

Net foreign exchange loss	$(1.0)	$(0.1)	$(5.6)	$(6.7)
Revenues:
United States	$3,234.3	$828.4	$1,316.4	$5,379.1
United Kingdom	921.8	41.6	—	963.4
Australia	211.3	87.3	—	298.6
Canada	221.4	4.6	—	226.0
New Zealand	145.6	15.2	—	160.8
Other foreign	167.1	—	—	167.1

Total revenues	$4,901.5	$977.1	$1,316.4	$7,195.0

At December 31, 2019
Identifiable assets:
United States	$8,132.3	$655.6	$1,994.8	$10,782.7
United Kingdom	4,964.5	126.6	—	5,091.1
Australia	1,217.9	90.0	—	1,307.9
Canada	913.6	3.1	—	916.7
New Zealand	695.9	22.8	—	718.7
Other foreign	817.7	—	—	817.7

Total identifiable assets	$16,741.9	$898.1	$1,994.8	$19,634.8

Goodwill - net	$5,548.9	$66.6	$3.0	$5,618.5
Amortizable intangible assets - net	2,289.9	28.8	—	2,318.7

Year Ended December 31, 2018	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,920.7	$—	$—	$2,920.7
Fees	958.5	797.8	—	1,756.3
Supplemental revenues	189.9	—	—	189.9
Contingent revenues	98.0	—	—	98.0
Investment income	69.6	0.5	—	70.1
Net gains on divestitures	10.2	—	—	10.2
Revenue from clean coal activities	—	—	1,746.3	1,746.3
Other net revenues	—	—	0.9	0.9

Revenues before reimbursements	4,246.9	798.3	1,747.2	6,792.4
Reimbursements	—	141.6	—	141.6

Total revenues	4,246.9	939.9	1,747.2	6,934.0
Compensation	2,447.1	489.7	89.5	3,026.3
Operating	673.5	174.6	55.6	903.7
Reimbursements	—	141.6	—	141.6
Cost of revenues from clean coal activities	—	—	1,816.0	1,816.0
Interest	—	—	138.4	138.4
Depreciation	60.9	38.7	28.2	127.8
Amortization	286.9	4.3	—	291.2
Change in estimated acquisition earnout payables	14.3	(4.7)	—	9.6

Total expenses	3,482.7	844.2	2,127.7	6,454.6

Earnings (loss) before income taxes	764.2	95.7	(380.5)	479.4
Provision (benefit) for income taxes	191.0	25.3	(412.8)	(196.5)

Net earnings	573.2	70.4	32.3	675.9
Net earnings attributable to noncontrolling interests	10.7	—	31.7	42.4

Net earnings attributable to controlling interests	$562.5	$70.4	$0.6	$633.5

Net foreign exchange gain	$—	$—	$2.9	$2.9
Revenues:
United States	$2,840.9	$789.7	$1,747.2	$5,377.8
United Kingdom	738.5	35.4	—	773.9
Australia	195.9	94.7	—	290.6
Canada	181.1	4.3	—	185.4
New Zealand	141.7	15.8	—	157.5
Other foreign	148.8	—	—	148.8

Total revenues	$4,246.9	$939.9	$1,747.2	$6,934.0

At December 31, 2018
Identifiable assets:
United States	$6,865.4	$571.4	$1,800.8	$9,237.6
United Kingdom	3,758.5	103.8	—	3,862.3
Australia	1,096.1	47.2	—	1,143.3
Canada	783.1	4.4	—	787.5
New Zealand	688.5	21.3	—	709.8
Other foreign	593.5	—	—	593.5

Total identifiable assets	$13,785.1	$748.1	$1,800.8	$16,334.0

Goodwill - net	$4,573.7	$49.2	$2.7	$4,625.6
Amortizable intangible assets - net	1,753.7	19.3	—	1,773.0

Year Ended December 31, 2017	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,641.0	$—	$—	$2,641.0
Fees	855.1	736.8	—	1,591.9
Supplemental revenues	158.0	—	—	158.0
Contingent revenues	99.5	—	—	99.5
Investment income	58.1	0.6	—	58.7
Net gains on divestitures	3.4	—	—	3.4
Revenue from clean coal activities	—	—	1,560.5	1,560.5

Revenues before reimbursements	3,815.1	737.4	1,560.5	6,113.0
Reimbursements	—	136.0	—	136.0

Total revenues	3,815.1	873.4	1,560.5	6,249.0
Compensation	2,212.3	446.9	88.2	2,747.4
Operating	614.0	164.8	50.3	829.1
Reimbursements	—	136.0	—	136.0
Cost of revenues from clean coal activities	—	—	1,635.9	1,635.9
Interest	—	—	124.1	124.1
Depreciation	61.8	31.1	28.2	121.1
Amortization	261.8	2.9	—	264.7
Change in estimated acquisition earnout payables	29.3	1.6	—	30.9

Total expenses	3,179.2	783.3	1,926.7	5,889.2

Earnings (loss) before income taxes	635.9	90.1	(366.2)	359.8
Provision (benefit) for income taxes	221.2	34.4	(412.7)	(157.1)

Net earnings	414.7	55.7	46.5	516.9
Net earnings attributable to noncontrolling interests	7.6	—	28.0	35.6

Net earnings attributable to controlling interests	$407.1	$55.7	$18.5	$481.3

Net foreign exchange loss	$(2.0)	$(0.1)	$(1.8)	$(3.9)
Revenues:
United States	$2,533.7	$745.1	$1,560.5	$4,839.3
United Kingdom	679.3	30.6	—	709.9
Australia	191.1	78.2	—	269.3
Canada	149.4	4.2	—	153.6
New Zealand	134.4	15.3	—	149.7
Other foreign	127.2	—	—	127.2

Total revenues	$3,815.1	$873.4	$1,560.5	$6,249.0

At December 31, 2017
Identifiable assets:
United States	$5,890.5	$572.9	$1,766.8	$8,230.2
United Kingdom	3,496.2	91.3	—	3,587.5
Australia	1,102.9	48.9	—	1,151.8
Canada	743.3	6.8	—	750.1
New Zealand	709.9	18.7	—	728.6
Other foreign	461.5	—	—	461.5

Total identifiable assets	$12,404.3	$738.6	$1,766.8	$14,909.7

Goodwill - net	$4,119.2	$42.6	$3.0	$4,164.8
Amortizable intangible assets - net	1,630.6	14.0	—	1,644.6

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Arthur J. Gallagher & Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Gallagher at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Gallagher’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business acquisitions – Accounting for acquisitions
Description of the Matter
As described in Note 3 to the financial statements, Gallagher completed 49 acquisitions during 2019 for total net consideration of $1,791.8 million. From these, those considered significant acquisitions from an audit perspective were (1) the acquisition of all outstanding equity of Jardine Lloyd Thompson Group plc’s global aerospace operations (JLT) for net consideration of $230.7 million and (2) the acquisition of all outstanding equity of Stackhouse Poland Group Limited (SPG) for net consideration of $331.6 million. These acquisitions have been accounted for using the acquisition method for recording business combinations. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisitions date was allocated to goodwill, acquired customer
lists,
non-compete
agreements and trade names. Gallagher established these allocations using a third-party valuation firm.

Auditing the accounting for these acquisitions involved a high degree of subjectivity in evaluating management’s estimates. Specifically, the identification and measurement of intangible assets and earnout obligations, as well as the sensitivity of the respective fair values to the underlying significant assumptions. Gallagher, with the assistance of a third-party valuation firm, used the discounted cash flow method to measure the fair value of these intangible assets and earnout obligations. The significant assumptions used to estimate the fair value of the intangible assets and earnout obligations included discount rates, estimated useful lives, revenue growth rates, attrition rates, projected profit margins and the expected rate of return. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over Gallagher’s accounting for the acquisitions noted above. For example, we tested controls over the recognition and measurement of assets acquired and consideration paid and payable, and management’s review of significant assumptions used in the determination of the fair value of intangible assets and earnout obligations.

To test the estimated fair value of the acquisitions noted above, our audit procedures were performed with the assistance of our valuation specialists and included, among other things, an evaluation of (1) the identification of intangible assets, such as acquired customer lists, trade names and noncompetition agreements against the terms of the purchase agreements, (2) the fair value measurement of earnout obligations, specifically the terms of the arrangements and the conditions that must be met for the arrangements to become payable, as noted in the agreements; and (3) the significant assumptions, including discount rates, estimated useful lives, revenue growth rates, attrition rates, projected profit margins and the expected rate of return, used in valuing these intangibles. Specifically, when evaluating the noted assumptions, we compared the assumptions to the historical results of the acquired company, past performance of similar acquisitions, Gallagher’s history related to similar acquisitions, and current market conditions.

Brokerage and risk management revenue recognition
Description of the Matter
As described in Note 1 to the financial statements, Gallagher accounts for its brokerage and risk management revenue transactions by deferring a portion of the revenue to reflect delivery of services over the contract period. Total deferred revenue as of December 31, 2019 was $337.1 million and $166.6 million, for the brokerage and risk management segments, respectively, which represents the remaining performance obligations under contracts Gallagher has with its customers.

Auditing the accounting for revenue recognition involved subjectivity and complexity in evaluating management’s estimates, specifically, the impact of significant assumptions, including revenue deferral rates and patterns, on the timing of revenue recognition for Gallagher’s brokerage and risk management revenue. These revenue deferral rates and patterns are used to estimate future service obligations and contain significant subjectivity and variability.

How We Addressed the Matter in Our Audit
We obtained an understanding of Gallagher’s key revenue recognition processes and tested the design and operating effectiveness of revenue recognition controls, including controls over management’s review of the significant revenue deferral assumptions. We also tested controls over the completeness and accuracy of the inputs used in the determination of the estimated deferred revenue, including reconciliation controls.

Our audit procedures over brokerage and risk management revenue included, among other things, an evaluation of Gallagher’s identification of performance obligations against contractual terms, and the significant assumptions used by management in estimating deferred revenue and recognition patterns, including time studies and actuarial projections. Our procedures also included testing the accuracy and completeness of the underlying data used by management in determining such assumptions by comparing a sample of transactions to source documentation and recalculating the application of deferral rates for a sample of product lines and divisions. With the assistance of actuarial specialists, we compared Gallagher’s selection of actuarial methods for risk management revenue to prior periods and those used in the industry.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as Gallagher’s auditor since 1973
Chicago, Illinois
February 7, 2020

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
In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded 26 of the 49 entities acquired in 2019, which are included in our 2019 consolidated financial statements. Collectively, these acquired entities constituted approximately 0.8% of total assets as of December 31, 2019, approximately 1.9% of total revenues, and approximately 3.6% of net earnings for the year then ended.
Based on our assessment under the framework in Internal Control – Integrated Framework
,
management concluded that our internal control over financial reporting was effective as of December 31, 2019. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.
Arthur J. Gallagher & Co.
Rolling Meadows, Illinois
February 7, 2020

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman, President and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the
Board of Directors and Stockholders of
Arthur J. Gallagher & Co.
Opinion on Internal Control over Financial Reporting
We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Gallagher maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 26 of the 49 entities acquired in 2019, which are included in the 2019 consolidated financial statements of Gallagher and constituted approximately 0.8% of total assets as of December 31, 2019, approximately 1.9% of total revenues, and approximately 3.6% of net earnings for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities
.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2019 and 2018, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”) of Gallagher and our report dated February 7, 2020 expressed an unqualified opinion thereon.
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
February 7, 2020

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
There were no changes in or disagreements with our accountants on matters related to accounting and financial disclosure.
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
.
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
Design and Evaluation of Internal Control Over Financial Reporting.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2019. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
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
Item 9B. Other Information.
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Our 2020 Proxy Statement will include the information required by this item under the headings “Election of Directors,” “Other Board Matters,” “Board Committees” and, if necessary, “Delinquent Section 16(a) Reports,” which we incorporate herein by reference.
Item 11. Executive Compensation.
Our 2020 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Our 2020 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Our 2020 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Other Board Matters,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.
Our 2020 Proxy Statement will include the information required by this item under the heading “Ratification of Appointment of Independent Auditor - Principal Accountant Fees and Services,” which we incorporate herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as a part of this report:
1.	Consolidated Financial Statements:

(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2019.

(b)	Consolidated Balance Sheet as of December 31, 2019 and 2018.

(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2019.

(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2019.

(e)	Notes to Consolidated Financial Statements.

(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.

(g)	Management’s Report on Internal Control Over Financial Reporting.

(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:

(a)	Schedule II - Valuation and Qualifying Accounts.

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

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated January 31, 2020, File No. 1-09761).

4.1	Description of Securities.

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

*10.18	Arthur J. Gallagher & Co. Deferred Cash Participation Plan, amended and restated as of September 11, 2018.

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

*10.44	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.44 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2015, File No. 1-09761).

*10.45	Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement, File No. 333-174497).

*10.47	Arthur J. Gallagher & Co. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2014, File No. 1-09761).

*10.48	Arthur J. Gallagher & Co. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to our Form S-8 Registration Statement, File No. 333-221274).

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included as Exhibit 101).

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

Item 16. Form
 10-K
Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7 th
day of February, 2020.

Arthur J. Gallagher & Co.

By	/s/ J. Patrick Gallagher, Jr.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 7 th
day of February, 2020 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title

/ s / J. Patrick Gallagher, Jr. J. Patrick Gallagher, Jr.	Chairman, President and Director (Principal Executive Officer)

/ s / Douglas K. Howell Douglas K. Howell	Vice President and Chief Financial Officer (Principal Financial Officer)

/ s / Richard C. Cary Richard C. Cary	Controller (Principal Accounting Officer)

* Sherry S. Barrat Sherry S. Barrat	Director

* William L. Bax William L. Bax	Director

* D. John Coldman D. John Coldman	Director

* Frank E. English, Jr. Frank E. English, Jr.	Director

* David S. Johnson David S. Johnson	Director

* Kay W. Mc Curdy Kay W. Mc Curdy	Director

* Ralph J. Nicoletti Ralph J. Nicoletti	Director

* Norman L. Rosenthal Norman L. Rosenthal	Director

*By:	/ s / Walter D. Bay
Walter D. Bay, Attorney-in-Fact

Schedule II
Arthur J. Gallagher & Co.
Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2019
Allowance for doubtful accounts	$10.0	$4.2	$(5.5)	(1)	$8.7
Allowance for estimated policy cancellations	7.8	0.5	—	(2)	8.3
Valuation allowance for deferred tax assets	67.4	13.1	—		80.5
Accumulated amortization of expiration lists, noncompete agreements and trade names	1,750.4	334.0	3.1	(3)	2,087.5

Year ended December 31, 2018
Allowance for doubtful accounts	$13.5	$5.8	$(9.3)	(1)	$10.0
Allowance for estimated policy cancellations	7.4	(1.2)	1.6	(2)	7.8
Valuation allowance for deferred tax assets	79.1	(11.7)	—		67.4
Accumulated amortization of expiration lists, noncompete agreements and trade names	1,490.7	291.3	(31.6)	(3)	1,750.4

Year ended December 31, 2017
Allowance for doubtful accounts	$12.8	$5.4	$(4.7)	(1)	$13.5
Allowance for estimated policy cancellations	7.1	2.1	(1.8)	(2)	7.4
Valuation allowance for deferred tax assets	66.8	12.3	—		79.1
Accumulated amortization of expiration lists, noncompete agreements and trade names	1,203.6	264.7	22.4	(3)	1,490.7

(1)	Net activity of bad debt write offs and recoveries and acquired businesses.

(2)	Additions to allowance related to acquired businesses.

(3)	Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.