Form 10-Q
period 2020-03-31
Arthur J. Gallagher & Co.
filed 2020-05-05
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of March 31, 2020 was approximately 189,621,000.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.”  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, investigations, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments, including our clean energy investments; and integrating recent acquisitions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors that could impact results include:

•

The current or a future economic downturn or unstable economic conditions, whatever the cause, including the effects of the coronavirus pandemic (which we refer to as COVID-19), or other factors like Brexit, tariffs, trade wars or climate change and other long-term social, environmental and global health risks;

•	Volatility or declines in premiums or other adverse trends in the insurance industry;
•	Competitive pressures, including as a result of innovation, in each of our businesses;
•

Risks that could negatively affect the success of our acquisition strategy, including the impact of current economic uncertainty on our ability to source, review and price acquisitions, continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms and newly public insurance brokers, which could make it more difficult to identify targets and could make them more expensive, the risk that we may not receive timely regulatory approval of desired transactions, execution risks, integration risks, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated liabilities such as cybersecurity issues or those relating to violations of anti-corruption and sanctions laws;

•	Failure to successfully and cost-effectively integrate recently acquired businesses and their operations or fully realize synergies from such acquisitions in the expected time frame;
•	Cyber attacks or other cybersecurity incidents; improper disclosure of confidential, personal or proprietary data; and changes to laws and regulations governing cybersecurity and data privacy;
•	Risks arising from changes in U.S. or foreign tax laws, including our ability to effectively account for the U.S. Tax Cuts and Jobs Act (which we refer to as the Tax Act) and related regulations;
•	Uncertainty from the expected discontinuance of LIBOR and transition to any other interest rate benchmark;
•	Our failure to attract and retain experienced and qualified talent, including our senior management team, and the risk of our CEO or another senior executive contracting COVID-19;
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

•	The outcome of any existing or future investigation, review, regulatory action or litigation;
•	Unfavorable determinations related to contingencies and legal proceedings;
•	Significant changes in foreign exchange rates;
•	Changes to our financial presentation from new accounting estimates and assumptions;
•

Changes in healthcare-related laws and regulations with the potential to negatively impact our employee benefits consulting business, including “Medicare-for-all” and other proposed laws expanding the role of public programs in healthcare;

•

Risks related to our clean energy investments, including intellectual property claims, utilities switching from coal to natural gas or renewable energy sources, environmental and product liability claims, environmental compliance costs and the risk of disallowance by the Internal Revenue Service (which we refer to as the IRS) of previously claimed tax credits;

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

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions, including the risk factors referred to above, and are currently, or in the future could be, amplified by the COVID-19 pandemic.  Our future performance and actual results may differ materially from those expressed in forward-looking statements.  Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of the applicable document.  Many of the factors that will determine these results are beyond our ability to control or predict.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Forward-looking statements speak only as of the date that they are made, and we do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect new information, future or unexpected events or otherwise, except as required by applicable law or regulation.

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as Item 1A “Risk Factors” of Part II of this quarterly report on Form 10-Q and any other reports we file with the SEC in the future.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended
	March 31,
	2020	2019
Commissions	$1,017.2	$940.4
Fees	507.3	464.7
Supplemental revenues	59.0	56.7
Contingent revenues	45.1	48.0
Investment income	18.6	18.3
Net gains on divestitures	0.2	57.1
Revenues from clean coal activities	181.8	372.3
Revenues before reimbursements	1,829.2	1,957.5
Reimbursements	37.7	33.1
Total revenues	1,866.9	1,990.6
Compensation	896.2	837.1
Operating	257.7	262.5
Reimbursements	37.7	33.1
Cost of revenues from clean coal activities	185.4	382.5
Interest	50.5	40.2
Depreciation	36.8	34.0
Amortization	135.6	76.5
Change in estimated acquisition earnout payables	(89.0)	2.9
Total expenses	1,510.9	1,668.8
Earnings before income taxes	356.0	321.8
Provision (benefit) for income taxes	0.6	(29.9)
Net earnings	355.4	351.7
Net earnings attributable to noncontrolling interests	9.1	17.6
Net earnings attributable to controlling interests	$346.3	$334.1
Basic net earnings per share	$1.83	$1.81
Diluted net earnings per share	1.79	1.77
Dividends declared per common share	0.45	0.43

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended
	March 31,
	2020	2019
Net earnings	$355.4	$351.7
Change in pension liability, net of taxes	1.2	1.6
Foreign currency translation, net of taxes	(381.3)	74.5
Change in fair value of derivative investments, net of taxes	(91.4)	(11.8)
Comprehensive (loss) earnings	(116.1)	416.0
Comprehensive earnings attributable to noncontrolling interests	10.3	18.2
Comprehensive (loss) earnings attributable to controlling interests	$(126.4)	$397.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(Unaudited - in millions)

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$352.8	$604.8
Restricted cash	2,280.4	2,019.1
Premiums and fees receivable	7,094.3	5,419.2
Other current assets	799.7	1,074.4
Total current assets	10,527.2	9,117.5
Fixed assets - net	454.3	467.4
Deferred income taxes	1,003.8	945.6
Other noncurrent assets	674.4	773.6
Right-of-use assets	374.8	393.5
Goodwill	5,555.2	5,618.5
Amortizable intangible assets - net	2,246.8	2,318.7
Total assets	$20,836.5	$19,634.8
Premiums payable to underwriting enterprises	$7,778.7	$6,348.5
Accrued compensation and other current liabilities	1,058.2	1,347.8
Deferred revenue - current	423.3	434.1
Premium financing debt	122.6	170.6
Corporate related borrowings - current	455.0	620.0
Total current liabilities	9,837.8	8,921.0
Corporate related borrowings - noncurrent	4,315.1	3,816.1
Deferred revenue - noncurrent	68.2	69.7
Lease liabilities - noncurrent	319.4	340.9
Other noncurrent liabilities	1,225.9	1,271.6
Total liabilities	15,766.4	14,419.3
Stockholders' equity:
Common stock - issued and outstanding 189.6 shares in 2020 and 188.1 shares in 2019	189.6	188.1
Capital in excess of par value	3,909.6	3,825.7
Retained earnings	2,161.4	1,901.3
Accumulated other comprehensive loss	(1,231.1)	(759.6)
Stockholders' equity attributable to controlling interests	5,029.5	5,155.5
Stockholders' equity attributable to noncontrolling interests	40.6	60.0
Total stockholders' equity	5,070.1	5,215.5
Total liabilities and stockholders' equity	$20,836.5	$19,634.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net earnings	$355.4	$351.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss (gain) on investments and other	0.1	(57.2)
Depreciation and amortization	172.4	110.5
Change in estimated acquisition earnout payables	(89.0)	2.9
Amortization of deferred compensation and restricted stock	15.3	10.0
Stock-based and other noncash compensation expense	3.3	3.6
Payments on acquisition earnouts in excess of original estimates	(1.1)	(7.1)
Effect of changes in foreign exchange rates	(12.4)	2.6
Net change in premiums and fees receivable	(2,055.8)	(1,285.6)
Net change in deferred revenue	4.5	18.6
Net change in premiums payable to underwriting enterprises	1,863.1	876.9
Net change in other current assets	206.4	133.4
Net change in accrued compensation and other current liabilities	(307.0)	(209.0)
Net change in income taxes payable	2.6	35.5
Net change in deferred income taxes	(37.5)	(67.8)
Net change in other noncurrent assets and liabilities	(11.7)	(15.2)
Net cash provided (used) by operating activities	108.6	(96.2)
Cash flows from investing activities:
Capital expenditures	(29.5)	(39.3)
Cash paid for acquisitions, net of cash and restricted cash acquired	(76.2)	(175.6)
Net proceeds from sales of operations/books of business	1.1	74.0
Net funding of investment transactions	(0.4)	(0.4)
Net cash used by investing activities	(105.0)	(141.3)
Cash flows from financing activities:
Payments on acquisition earnouts	(21.0)	(8.2)
Proceeds from issuance of common stock	23.9	32.8
Payments to noncontrolling interests	(74.8)	(10.7)
Dividends paid	(87.4)	(79.6)
Net borrowings on premium financing debt facility	(26.5)	(20.5)
Borrowings on line of credit facility	1,730.0	1,025.0
Repayments on line of credit facility	(1,970.0)	(1,030.0)
Net borrowings of corporate related long-term debt	575.0	600.0
Debt acquisition costs	(1.3)	(0.2)
Settlements on terminated interest rate swaps	—	(1.2)
Net cash provided by financing activities	147.9	507.4
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	(142.2)	34.1
Net increase in cash, cash equivalents and restricted cash	9.3	304.0
Cash, cash equivalents and restricted cash at beginning of period	2,623.9	2,236.8
Cash, cash equivalents and restricted cash at end of period	$2,633.2	$2,540.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2019	188.1	$188.1	$3,825.7	$1,901.3	$(759.6)	$60.0	$5,215.5
Net earnings	—	—	—	346.3	—	9.1	355.4
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(10.8)	(10.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(18.9)	(18.9)
Net change in pension asset/liability, net of taxes of $0.3 million	—	—	—	—	1.2	—	1.2
Foreign currency translation	—	—	—	—	(381.3)	1.2	(380.1)
Change in fair value of derivative instruments, net of taxes of $(28.9) million	—	—	—	—	(91.4)	—	(91.4)
Compensation expense related to stock option plan grants	—	—	3.4	—	—	—	3.4
Common stock issued in:
Three purchase transactions	0.7	0.7	72.4	—	—	—	73.1
Stock option plans	0.4	0.4	17.5	—	—	—	17.9
Employee stock purchase plan	0.1	0.1	5.9	—	—	—	6.0
Deferred compensation and restricted stock	0.3	0.3	(15.3)	—	—	—	(15.0)
Cash dividends declared on common stock	—	—	—	(86.2)	—	—	(86.2)
Balance at March 31, 2020	189.6	$189.6	$3,909.6	$2,161.4	$(1,231.1)	$40.6	$5,070.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2018	184.0	$184.0	$3,541.9	$1,558.6	$(785.6)	$70.8	$4,569.7
Cumulative effects of adoptions of lease and hedging accounting standards	—	—	—	(2.2)	(0.2)	—	(2.4)
Net earnings	—	—	—	334.1	—	17.6	351.7
Net purchase of subsidiary shares from noncontrolling interests	—	—	(0.2)	—	—	(0.1)	(0.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(11.0)	(11.0)
Net change in pension asset/liability, net of taxes of $0.4 million	—	—	—	—	1.6	—	1.6
Foreign currency translation	—	—	—	—	74.5	0.6	75.1
Change in fair value of derivative instruments, net of taxes of $(4.4) million	—	—	—	—	(11.8)	—	(11.8)
Compensation expense related to stock option plan grants	—	—	3.6	—	—	—	3.6
Common stock issued in:
Two purchase transactions	0.5	0.5	36.5	—	—	—	37.0
Stock option plans	0.7	0.7	27.4	—	—	—	28.1
Employee stock purchase plan	0.1	0.1	4.6	—	—	—	4.7
Deferred compensation and restricted stock	—	—	(7.5)	—	—	—	(7.5)
Cash dividends declared on common stock	—	—	—	(80.3)	—	—	(80.3)
Balance at March 31, 2019	185.3	$185.3	$3,606.3	$1,810.2	$(721.5)	$77.9	$4,958.2

See notes to consolidated financial statements.

Notes to March 31, 2020 Consolidated Financial Statements (Unaudited)

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

We do not assume underwriting risk on a net basis, other than with respect to de minimis amounts necessary to provide minimum or regulatory capital to organize captives, pools, specialized underwriters or risk-retention groups.  Rather, capital for covering losses is provided by underwriting enterprises.

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations.  The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2019, except as disclosed in Note 2, and include all normal recurring adjustments necessary for a fair presentation of the information set forth.  The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.  In the preparation of our unaudited consolidated financial statements as of March 31, 2020, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

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

2.  Effect of New Accounting Pronouncements

Credit Impairment

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments.  Under the new guidance an entity is required to measure all credit losses on certain financial instruments, including trade receivables and various off-balance sheet credit exposures, using an expected credit loss model.  This model incorporates past experience, current conditions and reasonable and supportable forecasts affecting collectability of these instruments.  An entity will apply the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The guidance was effective January 1, 2020.  We adopted this new guidance effective January 1, 2020 and applied the guidance to measure credit losses on our financial instruments, which included premiums and fees receivable, premium finance advances and reinsurance recoverables. The adoption did not have a material impact on our consolidated financial statements.

Disclosure Framework

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.  This new guidance modifies various disclosure requirements for fair value measurements, including in certain part those related to Level 3 fair value measurements.  The new guidance was effective January 1, 2020.  Certain portions of the guidance needed to be adopted prospectively while other portions were required to be adopted retrospectively for all periods presented.

In August 2018, the FASB also issued ASU No. 2018-14, Compensation-Retirement Benefits-Defined Benefit Plans-General (Topic 715-20):  Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.  This new guidance modifies various disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans.  The new guidance was effective January 1, 2020, with early adoption permitted.  Retrospective adoption is required.

We adopted both of the standards effective January 1, 2020. The adoption did not have any impact on our consolidated financial statements.

Intangibles - Goodwill and Other

In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.  The new guidance eliminates Step 2 of the goodwill impairment test.  Instead, the updated guidance requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of the reporting unit to its carrying value, and recognizing a non-cash impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit.  The new guidance was effective beginning January 1, 2020.  We adopted this new guidance effective January 1, 2020. The adoption did not have any impact on our consolidated financial statements.

Internal-use Software

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40):  Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.  This new accounting guidance requires deferral of certain implementation costs associated with a cloud computing arrangement, or hosting arrangement, thereby aligning deferral of such costs with implementation costs associated with developing internal-use software.  Accounting for the service component of a hosting arrangement remains unchanged.  An entity will defer these implementation costs over the term of the hosting arrangement, including optional renewal periods that are reasonably certain of exercise.  Amounts expensed would be presented through operating expense, rather than depreciation or amortization.  The new guidance was effective January 1, 2020.  An entity may adopt the guidance either prospectively for all cloud computing arrangement implementation costs incurred on or after the effective date, or retrospectively, including comparative periods.  We adopted this new guidance effective January 1, 2020 on a prospective basis. The adoption did not have a material impact on our consolidated financial statements.

3.  Business Combinations

During the three-month period ended March 31, 2020, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash.  These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

							Total	Maximum
	Common	Common				Recorded	Recorded	Potential
Name and Effective	Shares	Share		Accrued	Escrow	Earnout	Purchase	Earnout
Date of Acquisition	Issued	Value	Cash Paid	Liability	Deposited	Payable	Price	Payable
	(000s)
Capsicum Reinsurance Brokers LLP
January 1, 2020 (CRB)	584	$62.9	$64.5	$—	$—	$119.0	$246.4	$209.1
Hanover Excess & Surplus, Inc and Hanover Premium
Finance, Inc (HES)
January 1, 2020	—	—	30.1	—	3.0	0.2	33.3	9.3
Six other acquisitions completed in 2020	20	—	48.4	1.8	4.4	13.4	68.0	24.2
	604	$62.9	$143.0	$1.8	$7.4	$132.6	$347.7	$242.6

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

Revenue growth rates generally ranged from 2.5 % to 13.8% for our 2020 acquisitions.  We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rates generally were 9% for all of our 2020 acquisitions.  Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended March 31, 2020 and 2019, we recognized $10.7 million and $5.6 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended March 31, 2020 and 2019, we recognized $99.6 million and $2.7 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 75 and 33 acquisitions, respectively.  The aggregate amount of maximum earnout obligations related to acquisitions was $1,130.6 million as of March 31, 2020, of which $530.2 million was recorded in the consolidated balance sheet as of March 31, 2020, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the three‑month period ended March 31, 2020 (in millions):

			Six Other
	CRB	HES	Acquisitions	Total
Cash	$—	$0.3	$2.3	$2.6
Other current assets	—	4.0	20.3	24.3
Fixed assets	—	—	0.4	0.4
Noncurrent assets	7.6	0.8	1.8	10.2
Goodwill	119.0	13.1	27.1	159.2
Expiration lists	103.3	19.5	36.9	159.7
Non-compete agreements	3.3	0.5	0.3	4.1
Trade names	13.2	—	—	13.2
Total assets acquired	246.4	38.2	89.1	373.7
Current liabilities	—	4.4	18.2	22.6
Noncurrent liabilities	—	0.5	2.9	3.4
Total liabilities assumed	—	4.9	21.1	26.0
Total net assets acquired	$246.4	$33.3	$68.0	$347.7

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage services markets and increase the volume of general services currently provided.  The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $159.2 million, $159.7 million, $4.1 million and $13.2 million, respectively, within the brokerage and risk management segment.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments.  The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values.  The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions.  Revenue growth and attrition rates generally ranged from 3.0% to 3.2% and 5.0% to 14.1%, respectively, for our 2019 acquisitions for which valuations were performed in 2020.  We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits.  The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business.  These discount rates generally ranged from 10.0% to 12.5% for our 2019 acquisitions for which valuations were performed in 2020.  The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, three to five years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization.  We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty.  We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.  Based on the results of impairment reviews during the three month period ended March 31, 2020, we wrote off $45.8 million of amortizable assets related to the brokerage segment.  No such impairments were noted in the three-month period ended March 31, 2019.

Of the $159.7 million of expiration lists, $4.1 million of non-compete agreements and $13.2 million of trade names related to our acquisitions made during the three-month period ended March 31, 2020, $1.5 million, zero and  zero, respectively, is not expected to be deductible for income tax purposes.  Accordingly, we recorded a deferred tax liability of $0.5 million, and a corresponding amount of goodwill, in the three-month period ended March 31, 2020, related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the three-month period ended March 31, 2020 include the operations of the entities acquired in the three-month period ended March 31, 2020 from their respective acquisition dates.  The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2019 (in millions, except per share data):

	Three-month period ended
	March 31,
	2020	2019
Total revenues	$1,868.7	$1,997.8
Net earnings attributable to controlling interests	346.2	339.4
Basic net earnings per share	1.83	1.83
Diluted net earnings per share	1.79	1.80

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2019, nor are they necessarily indicative of future operating results.  Annualized revenues of entities acquired during the three-month period ended March 31, 2020 totaled approximately $124.2 million.  For the three‑month period ended March 31, 2020, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the three-month period ended March 31, 2020 in the aggregate, were $6.0 million and $1.3 million, respectively.

4.  Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	March 31, 2020	December 31, 2019
Unbilled receivables	$797.7	$556.4
Deferred contract costs	57.3	98.3
Deferred revenue	491.5	503.8

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

		Risk
	Brokerage	Management	Total
Deferred revenue at December 31, 2019	$337.2	$166.6	$503.8
Incremental deferred revenue	166.2	42.4	208.6
Revenue recognized during the three-month period ended March 31, 2020 included in deferred revenue at December 31, 2019	(154.9)	(50.0)	(204.9)
Impact of change in foreign exchange rates	(17.1)	—	(17.1)
Deferred revenue recognized from business acquisitions	1.1	—	1.1
Deferred revenue at March 31, 2020	$332.5	$159.0	$491.5

Revenue recognized during the three-month period ended March 31, 2020 in the table above included revenue from 2019 acquisitions that would not be reflected in prior periods.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed.  As of March 31, 2020, the aggregate amount of the contract price allocated to remaining performance obligations was $491.5 million.  The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2020 (remaining nine months)	$278.5	$79.9	$358.4
2021	46.1	35.2	81.3
2022	6.1	20.8	26.9
2023	0.9	9.4	10.3
2024	0.4	4.7	5.1
Thereafter	0.5	9.0	9.5
Total	$332.5	$159.0	$491.5

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet.  Deferred contract costs were $57.3 million and $98.3 million as of March 31, 2020 and December 31, 2019, respectively.  Capitalized fulfillment costs are amortized on the contract effective date.  The amount of amortization of the deferred contract costs was $120.8 million and $113.4 million for the three-month periods ended March 31, 2020 and 2019, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment.  These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5.  Other Financial Data

Other Current Assets

Major classes of other current assets consist of the following (in millions):

	March 31, 2020	December 31, 2019
Premium finance advances and loans	$271.1	$388.1
Accrued supplemental, direct bill and other receivables	317.8	369.1
Refined coal production related receivables	47.0	103.4
Deferred contract costs	57.3	98.3
Prepaid expenses	106.5	115.5
Total other current assets	$799.7	$1,074.4

The premium finance advances and loans represent short-term loans which we make to many of our brokerage related clients and other non‑brokerage clients to finance their premiums paid to underwriting enterprises.  These premium finance advances and loans are primarily generated by three Australian and New Zealand premium finance subsidiaries.  Financing receivables are carried at amortized cost.  Given that these receivables carry a fairly rapid delinquency period of only seven days post payment date, and that contractually the majority of the underlying insurance policies will be cancelled within one month of the payment due date in normal course, there historically has been a minimal risk of not receiving payment, and therefore we do not maintain any significant allowance for losses against this balance.

6.  Intangible Assets

The carrying amount of goodwill at March 31, 2020 and December 31, 2019 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At March 31, 2020
United States	$3,219.4	$33.1	$—	$3,252.5
United Kingdom	1,186.5	12.9	—	1,199.4
Canada	418.0	—	—	418.0
Australia	358.4	9.0	—	367.4
New Zealand	182.6	8.8	—	191.4
Other foreign	123.7	—	2.8	126.5
Total goodwill	$5,488.6	$63.8	$2.8	$5,555.2
At December 31, 2019
United States	$3,163.8	$33.1	$—	$3,196.9
United Kingdom	1,177.8	12.9	—	1,190.7
Canada	454.4	—	—	454.4
Australia	416.5	10.5	—	427.0
New Zealand	208.0	10.1	—	218.1
Other foreign	128.4	—	3.0	131.4
Total goodwill	$5,548.9	$66.6	$3.0	$5,618.5

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2020 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2019	$5,548.9	$66.6	$3.0	$5,618.5
Goodwill acquired during the period	159.2	—	—	159.2
Goodwill adjustments due to appraisals and other acquisition adjustments	18.1	1.1	—	19.2
Foreign currency translation adjustments during the period	(237.6)	(3.9)	(0.2)	(241.7)
Balance as of March 31, 2020	$5,488.6	$63.8	$2.8	$5,555.2

Major classes of amortizable intangible assets at March 31, 2020 and December 31, 2019 consist of the following (in millions):

	March 31,	December 31,
	2020	2019
Expiration lists	$4,231.8	$4,246.0
Accumulated amortization - expiration lists	(2,076.5)	(2,004.3)
	2,155.3	2,241.7
Non-compete agreements	70.2	68.4
Accumulated amortization - non-compete agreements	(52.5)	(52.5)
	17.7	15.9
Trade names	104.7	91.8
Accumulated amortization - trade names	(30.9)	(30.7)
	73.8	61.1
Net amortizable assets	$2,246.8	$2,318.7

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows:

2020 (remaining nine months)	$263.8
2021	330.5
2022	305.2
2023	279.5
2024	246.2
Thereafter	821.6
Total	$2,246.8

7.  Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	March 31,	December 31,
	2020	2019
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 3.48%, balloon due June 24, 2020	$50.0	$50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due July 10, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.65%, balloon due August 2, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	—
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	—
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	—
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	—
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	—
Total Note Purchase Agreements	4,498.0	3,923.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires June 7, 2024	280.0	520.0
Premium Financing Debt Facility - expires July 18, 2021:
Facility B
AUD denominated tranche, interbank rates plus 1.100%	101.3	142.1
NZD denominated tranche, interbank rates plus 1.150%	8.8	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.575%	4.4	18.8
NZD denominated tranche, interbank rates plus 0.600%	8.1	9.7
Total Premium Financing Debt Facility	122.6	170.6
Total corporate and other debt	4,900.6	4,613.6
Less unamortized debt acquisition costs on Note Purchase Agreements	(7.9)	(6.9)
Net corporate and other debt	$4,892.7	$4,606.7

8.  Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended
	March 31,
	2020	2019
Net earnings attributable to controlling interests	$346.3	$334.1
Weighted average number of common shares outstanding	188.7	184.5
Dilutive effect of stock options using the treasury stock method	4.5	3.9
Weighted average number of common and common equivalent shares outstanding	193.2	188.4
Basic net earnings per share	$1.83	$1.81
Diluted net earnings per share	$1.79	$1.77

Anti-dilutive stock-based awards of 0.3 and 1.4 million shares were outstanding at March 31, 2020 and 2019, respectively, but were excluded in the computation of the dilutive effect of stock-based awards for the three‑month periods then ended. These stock-based awards were excluded from the computation because the exercise prices on these stock-based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.2 million at March 31, 2020.

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

On March 12, 2020, the compensation committee granted 1,590,740 options under the LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2023, 2024 and 2025, respectively.  On March 14, 2019, the compensation committee granted 1,283,300 options under the LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2022, 2023 and 2024, respectively.  The 2020 and 2019 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment.  For our executive officers age 55 or older, stock options are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

During the three-month periods ended March 31, 2020 and 2019, we recognized $3.4 million and $3.6 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period.  We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019
Expected dividend yield	1.80%	1.72%
Expected risk-free interest rate	0.7%	2.5%
Volatility	17.3%	15.6%
Expected life (in years)	5.4	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2020 and 2019, as determined on the grant date using the Black-Scholes option pricing model, was $9.99 and $10.71, respectively.

The following is a summary of our stock option activity and related information for 2020 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2020
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	7.9	$56.40
Granted	1.6	86.17
Exercised	(0.4)	42.66
Forfeited or canceled	(0.1)	58.98
Ending balance	9.0	$62.32	4.23	$180.6
Exercisable at end of period	3.3	$47.00	2.37	$114.3
Ending unvested and expected to vest	5.3	$70.53	5.24	$64.7

Options with respect to 11.2  million shares (less any shares of restricted stock issued under the LTIP - see Note 11 to these unaudited consolidated financial statements) were available for grant under the LTIP at March 31, 2020.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2020 and 2019 was $25.9 million and $27.6 million, respectively.  As of March 31, 2020, we had approximately $40.2 million of total unrecognized compensation expense related to nonvested options.  We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2020 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$43.71	—	$43.71	1.8	2.96	$43.71	1.1	$43.71
46.17	—	46.87	1.7	1.57	46.43	1.7	46.43
47.92	—	58.86	1.5	3.95	56.81	0.5	56.86
70.74		70.74	1.2	4.96	70.74	—	—
79.59	—	79.59	1.2	5.96	79.59	—	—
86.17	—	86.17	1.6	6.95	86.17	—	—
$43.71	—	$86.17	9.0	4.23	$62.32	3.3	$47.00

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

In the first quarters of 2020 and 2019, the compensation committee approved $14.1 million and $10.1 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2020 and 2019, respectively.  We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2020 and 2019 awards.  During the three-month periods ended March 31, 2020 and 2019, we charged $2.3 million and $2.0 million, respectively, to compensation expense related to these awards.

In the first quarters of 2020 and 2019, the compensation committee approved $1.8 million and $2.6 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in the first quarters of 2020 and 2019, respectively.  During the three-month periods ended March 31, 2020 and 2019, we charged $0.7 million and $0.5 million, respectively, to compensation expense related to these awards. There were no distributions from the sub-plans during the three-month period ended March 31, 2020.

At March 31, 2020 and December 31, 2019, we recorded $76.8 million (related to 2.9 million shares) and $64.5 million (related to 2.9 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet.  The total intrinsic value of our unvested equity-based awards under the plan at March 31, 2020 and December 31, 2019 was $235.8 million and $276.3 million, respectively.  During the three-month period ended March 31, 2020, cash and equity awards with an aggregate fair value of $2.3 million was vested and distributed to executives under the DEPP. During the three-month period ended March 31, 2019, cash and equity awards with an aggregate fair value of $0.8 million was vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections.  In the first quarters of 2020 and 2019, the compensation committee approved $3.0 million and $2.4 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the second quarters of 2020 and 2019, respectively.  During the three‑month periods ended March 31, 2020 and 2019, we charged $1.7 million and $1.1 million, respectively, to compensation expense related to these awards. There were no distributions from the DCPP during the three-month period ended March 31, 2020.  There were no distributions from the DCPP during the three-month period ended March 31, 2019.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company.  The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million.  At March 31, 2020, 2.2 million shares were available for grant under the LTIP for such awards.

In the first quarters of 2020 and 2019, we granted 405,900 and 399,900 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $34.9 million and $31.8 million, respectively, at the date of grant.  These 2020 and 2019 awards of restricted stock units vest as follows: 405,900 units granted in the first quarter of 2020 and 399,900 units granted in the first quarter of 2019, vest in full based on continued employment through March 12, 2025 and March 14, 2024, respectively. For our executive officers age 55 or older, restricted stock units are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants.  Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements.  During the three-month periods ended March 31, 2020 and 2019, we recognized $10.6 million and $6.4 million, respectively, to compensation expense related to restricted stock unit awards granted in 2012 through 2020. The total intrinsic value of unvested restricted stock units at March 31, 2020 and 2019 was $153.2 million and $142.2 million, respectively.  During the three-month period ended March 31, 2020, equity awards (including accrued dividends) with an aggregate value of $29.8 million, were vested and distributed to employees under this plan.  During the three-month period ended March 31, 2019 no equity awards were vested and distributed to employees under this plan

Performance Share Awards

On March 12, 2020 and March 14, 2019, pursuant to the LTIP, the compensation committee approved 82,500 and 73,600, respectively, of provisional performance share awards, with an aggregate fair value of $7.1 million and $5.8 million, respectively, for future grants to our officers and key employees. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2020 Proxy Statement). Earned shares for the 2020 and 2019 provisional awards will fully vest based on continuous employment through March 12, 2023 and March 14, 2022, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable thereafter.  The 2020 and 2019 awards are subject to a three-year performance period that began on January 1, 2020 and 2019, respectively, and vest on the three-year anniversary of the date of grant (March 12, 2023 and March 14, 2022). For certain of our executive officers age 55 or older, awards are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.  During the three-month periods ended March 31, 2020 and 2019, equity awards (including accrued dividends) with an aggregate fair value of $12.5 million and $5.7 million, were vested and distributed to employees under this plan.

Cash Awards

On March 12, 2020, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $18.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (213,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant.  At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program).  At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee.  Granted units for the 2020 provisional award will fully vest based on continuous employment through January 1, 2023.  The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2022, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date.  The fair value of the awarded units will be paid out in cash as soon as practicable in 2023.  If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.  We did not recognize any compensation expense during the three-month period ended March 31, 2020 related to the 2020 provisional award under the Program.

On March 14, 2019, pursuant to the Program, the compensation committee approved provisional cash awards of $16.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (206,800 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2019 provisional awards were similar to the terms of the 2020 provisional awards.  Based on our performance for 2019, we granted 200,000 units under the Program in the first quarter of 2020 that will fully vest on January 1, 2022.  During the three-month period ended March 31, 2020, we recognized $2.2 million to compensation expense related to these awards.  We did not recognize any compensation expense during the three-month period ended March 31, 2019 related to the 2019 provisional award under the Program.

On March 15, 2018, pursuant to the Program, the compensation committee approved provisional cash awards of $15.0 million in the aggregate for future grants to our officers and key employees denominated in units (219,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2018 provisional awards were similar to the terms of the 2019 provisional awards.  Based on our performance for 2018, we granted 190,000 units under the Program in the first quarter of 2019 that will fully vest on January 1, 2021.  During the three-month periods ended March 31, 2020 and 2019, we recognized $2.6 million and $1.9 million to compensation expense related to these 2018 awards, respectively.

On March 16, 2017, pursuant to the Program, the compensation committee approved provisional cash awards of $14.3 million in the aggregate for future grant to our officers and key employees denominated in units (255,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved.  Terms of the 2017 provisional awards were similar to the terms of the 2018 provisional awards.  Based on our performance for 2017, we granted 242,000 units under the Program in the first quarter of 2018 that fully vested on January 1, 2020.  During the three-month period ended March 31, 2019, we recognized $2.4 million to compensation expense related to these 2017 awards.

During the three-month period ended March 31, 2020, cash awards related to the 2017 provisional award with an aggregate fair value of $18.9 million (221,600 units in the aggregate) were vested and distributed to employees under the Program.  During the three-month period ended March 31, 2019, cash awards related to the 2016 provisional award with an aggregate fair value of $22.4 million (341,000 units in the aggregate) were vested and distributed to employees under the Program.

12.  Investments

The following is a summary of our investments included in other noncurrent assets in the consolidated balance sheet and the related funding commitments (in millions):

	March 31, 2020		December 31, 2019
		Funding
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
Clean-coal investments:
Controlling interest in six limited liability companies that own fourteen 2009 Era Clean Coal Plants	—	—	—
Non-controlling interest in one limited liability company that owns one 2011 Era Clean Coal Plant	0.2	—	0.3
Controlling interest in seventeen limited liability companies that own nineteen 2011 Era Clean Coal Plants	22.8	1.5	29.2
Other investments	4.4	—	4.5
Total investments	$33.4	$1.5	$40.0

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

We have not received or pledged any collateral related to derivative arrangements at March 31, 2020.

The notional and fair values of derivatives designated as hedging instruments are as follows at March 31, 2020 and December 31, 2019 (in millions):

	Notional	Derivative Assets		Derivative Liabilities
	Amount	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At March 31, 2020
Interest rate contracts	$900.0	Other current assets	$—	Accrued compensation and other current liabilities	$63.8
		Other noncurrent assets	—	Other noncurrent liabilities	77.8
Foreign exchange contracts (1)	22.3	Other current assets	1.4	Accrued compensation and other current liabilities	6.7
		Other noncurrent assets	3.6	Other noncurrent liabilities	8.1
Total	$922.3		$5.0		$156.4
At December 31, 2019
Interest rate contracts	$800.0	Other current assets	$2.8	Accrued compensation and other current liabilities	$25.0
		Other noncurrent assets	5.4	Other noncurrent liabilities	23.0
Foreign exchange contracts (1)	31.7	Other current assets	4.5	Accrued compensation and other current liabilities	1.8
		Other noncurrent assets	8.5	Other noncurrent liabilities	2.6
Total	$831.7		$21.2		$52.4

(1)

Included within foreign exchange contracts at March 31, 2020 were $303.4 million of call options offset with $303.4 million of put options, and $13.1 million of buy forwards offset with $35.4 million of sell forwards.  Included within foreign exchange contracts at December 31, 2019 were $342.0 million of call options offset with $342.0 million of put options, and $12.1 million of buy forwards offset with $43.8 million of sell forwards.

The effect of cash flow hedge accounting on accumulated other comprehensive loss for the three-month periods ended March 31, 2020 and 2019 were as follows (in millions):

			Amount of
		Amount of	Gain (Loss)
		Gain (Loss)	Recognized
	Amount of	Reclassified	in Earnings
	Gain (Loss)	from	Related to
	Recognized in	Accumulated	Amount
	Accumulated	Other	Excluded
	Other	Comprehensive	from
	Comprehensive	Loss into	Effectiveness	Statement of Earnings
Instrument	Loss (1)	Earnings	Testing	Classification
Three-month period ended March 31, 2020
Interest rate contracts	$(102.0)	$(0.3)	$—	Interest expense
Foreign exchange contracts	(19.3)	(0.4)	(0.2)	Commission revenue
		(0.3)	0.2	Compensation expense
		(0.2)	0.2	Operating expense
Total	$(121.3)	$(1.2)	$0.2
Three-month period ended March 31, 2019
Interest rate contracts	$(20.9)	$(0.3)	$—	Interest expense
Foreign exchange contracts	3.7	(0.1)	(0.2)	Commission revenue
		(0.2)	0.4	Compensation expense
		(0.1)	0.2	Operating expense
Total	$(17.2)	$(0.7)	$0.4

(1)

For the three-month period ended March 31, 2020, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of $0.3 million.

We estimate that approximately $7.2 million of pretax loss currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

14.  Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments.  Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility and purchase commitments at March 31, 2020 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Note purchase agreements	$100.0	$75.0	$200.0	$300.0	$475.0	$3,348.0	$4,498.0
Credit Agreement	280.0	—	—	—	—	—	280.0
Premium Financing Debt Facility	122.6	—	—	—	—	—	122.6
Interest on debt	138.0	190.8	185.1	175.8	158.0	745.3	1,593.0
Total debt obligations	640.6	265.8	385.1	475.8	633.0	4,093.3	6,493.6
Operating lease obligations	77.2	101.8	79.9	62.8	44.1	85.0	450.8
Less sublease arrangements	(0.4)	(0.5)	(0.3)	(0.2)	(0.2)	(0.7)	(2.3)
Outstanding purchase obligations	40.7	37.3	22.8	9.0	5.7	17.4	132.9
Total contractual obligations	$758.1	$404.4	$487.5	$547.4	$682.6	$4,195.0	$7,075.0

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

Outstanding Purchase Obligations - The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at March 31, 2020. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, and financial guarantees as of March 31, 2020 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2020	2021	2022	2023	2024	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$18.3	$18.3
Financial guarantees	0.1	0.2	0.2	0.2	0.2	0.3	1.2
Funding commitments	1.5	—	—	—	—	—	1.5
Total commitments	$1.6	$0.2	$0.2	$0.2	$0.2	$18.6	$21.0

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements.  See the Off‑Balance Sheet Debt section below for a discussion of our letters of credit.  All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Since January 1, 2002, we have acquired 564 companies, all of which were accounted for using the acquisition method for recording business combinations.  Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations.  For all of our acquisitions made in the period from 2016 to 2020 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition.  The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date.  The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,130.6 million, of which $530.2 million was recorded in our consolidated balance sheet as of March 31, 2020 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation.  As a result, these investments are accounted for under the equity method.  None of these unconsolidated investments had any outstanding debt at March 31, 2020 or December 31, 2019, that was recourse to us.

At March 31, 2020, we had posted two letters of credit totaling $9.5 million, in the aggregate, related to our self‑insurance deductibles, for which we had a recorded liability of $16.8 million.  We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations.  At March 31, 2020, we had posted seven letters of credit totaling $7.4 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.9 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease.  These letters of credit have never been drawn upon.

Litigation, Regulatory and Taxation Matters - We are a defendant in various legal actions incidental to the nature of our business including but not limited to matters related to employment practices, alleged breaches of non‑compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties and related causes of action.  We are also periodically the subject of inquiries, investigations and reviews by regulatory and taxing authorities into various matters related to our business, including our operational, compliance and finance functions.  Neither the outcomes of these matters nor their effect upon our business, financial condition or results of operations can be determined at this time.

On July 17, 2019, Midwest Energy Emissions Corp. and MES Inc. (which we refer to together as Midwest Energy) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against us, Chem‑Mod LLC and numerous other related and unrelated parties.  The complaint alleges that the named defendants infringe two patents held exclusively by Midwest Energy and seeks unspecified damages and injunctive relief.  We dispute the allegations contained in the complaint and intend to defend this matter vigorously.  Litigation is inherently uncertain and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us.  We believe the probability of a material loss is remote.

A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (which we refer to as Tribeca).  A “captive” is an underwriting enterprise that insures the risks of its owner, affiliates or a group of companies.  Micro-captives are captive underwriting enterprises that are subject to taxation only on net investment income under IRC Section 831(b).  Our micro-captive advisory services are under investigation by the IRS.  Additionally, the IRS has initiated audits for the 2012 tax year, and subsequent tax years, of over 100 of the micro-captive underwriting enterprises organized and/or managed by us.  Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations.  While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, an adverse determination could subject us to penalties and negatively affect our defense of the class action lawsuit described below. We may also experience lost earnings due to the negative effect of an extended IRS investigation. In the period from 2017 to 2019, our micro-captive operations contributed less than $2.9 million of net earnings and less than $4.5 million in EBITDAC to our consolidated results in any one year.  Due to the fact that the IRS has not made any allegation against us or completed all of its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business.  We currently retain the first $10.0 million of every E&O claim.  Our E&O insurance provides aggregate coverage for E&O losses up to $350.0 million in excess of our retained amounts.  We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured.  We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future.  Our E&O reserve in the March 31, 2020 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $3.5 million and below the upper end of the actuarial range by $3.1 million.  We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity.  Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29.  We recorded tax benefits in connection with our ownership in these investments.  At March 31, 2020, we had exposure on $108.0 million of previously earned tax credits.  Under the Tax Act, a portion of these previously earned tax credits were refunded in 2019 for tax year 2018, according to a specific formula.  Under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was passed on March 27, 2020, we have accelerated the refund of all remaining credits on April 17, 2020.  The credits are anticipated to be refunded in second or third quarter of 2020.  In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS.  However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our March 31, 2020 consolidated balance sheet related to this exposure.

15.  Supplemental Disclosures of Cash Flow Information

	Three-month period ended March 31,
Supplemental disclosures of cash flow information (in millions):	2020	2019
Interest paid	$45.5	$29.5
Income taxes paid (recovered), net	29.9	(1.8)

The following is a reconciliation of our end of period cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the three-month periods ended March 31, 2020 and 2019 (in millions):

	March 31,
	2020	2019
Cash and cash equivalents	$352.8	$871.5
Restricted cash	2,280.4	1,669.3
Total cash, cash equivalents and restricted cash	$2,633.2	$2,540.8

16.  Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following:

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Loss
Balance as of December 31, 2019	$(56.5)	$(674.8)	$(28.3)	$(759.6)
Net change in period	1.2	(381.3)	(91.4)	(471.5)
Balance as of March 31, 2020	$(55.3)	$(1,056.1)	$(119.7)	$(1,231.1)

The foreign currency translation during the three-month period ended March 31, 2020 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.

During the three-month periods ended March 31, 2020 and 2019, $1.6 million and $1.8 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings.  During the three-month periods ended March 31, 2020 and 2019, $(1.2) million of expense and $(0.7) million of income, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings.  During the three‑month periods ended March 31, 2020 and 2019, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

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

Financial information relating to our segments for the three-month periods ended March 31, 2020 and 2019 is as follows (in millions):

	Three-month period ended March 31,
	2020	2019
Brokerage
Total revenues	$1,435.6	$1,381.9
Earnings before income taxes	$410.8	$412.4
Identifiable assets at March 31, 2020 and 2019	$18,115.1	$15,981.8
Risk Management
Total revenues	$249.5	$236.4
Earnings before income taxes	$25.6	$22.0
Identifiable assets at March 31, 2020 and 2019	$909.8	$806.6
Corporate
Total revenues	$181.8	$372.3
Loss before income taxes	$(80.4)	$(112.6)
Identifiable assets at March 31, 2020 and 2019	$1,811.6	$1,843.0
Total
Total revenues	$1,866.9	$1,990.6
Earnings before income taxes	$356.0	$321.8
Identifiable assets at March 31, 2020 and 2019	$20,836.5	$18,631.4

Disaggregation of Revenue

We disaggregate our revenue from contracts with clients by type and geographic location for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenues by type and segment for the three-month period ended March 31, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,017.2	$—	$—	$1,017.2
Fees	295.8	211.5	—	507.3
Supplemental revenues	59.0	—	—	59.0
Contingent revenues	45.1	—	—	45.1
Investment income	18.3	0.3	—	18.6
Net gains on divestitures	0.2	—	—	0.2
Revenues from clean coal activities	—	—	181.8	181.8
Revenues before reimbursements	1,435.6	211.8	181.8	1,829.2
Reimbursements	—	37.7	—	37.7
Total revenues	$1,435.6	$249.5	$181.8	$1,866.9

Revenues by geographical location and segment for the three-month period ended March 31, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,005.9	$212.7	$181.8	$1,400.4
United Kingdom	254.5	11.4	—	265.9
Australia	43.1	21.6	—	64.7
Canada	56.2	1.0	—	57.2
New Zealand	28.0	2.8	—	30.8
Other foreign	47.9	—	—	47.9
Total revenues	$1,435.6	$249.5	$181.8	$1,866.9

Revenues by type and segment for the three-month period ended March 31, 2019 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$940.4	$—	$—	$940.4
Fees	261.8	202.9	—	464.7
Supplemental revenues	56.7	—	—	56.7
Contingent revenues	48.0	—	—	48.0
Investment income	17.9	0.4	—	18.3
Net gains on divestitures	57.1	—	—	57.1
Revenues from clean coal activities	—	—	372.3	372.3
Revenues before reimbursements	1,381.9	203.3	372.3	1,957.5
Reimbursements	—	33.1	—	33.1
Total revenues	$1,381.9	$236.4	$372.3	$1,990.6

Revenues by geographical location and segment for the three-month period ended March 31, 2019 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,006.5	$198.5	$372.3	$1,577.3
United Kingdom	203.6	10.2	—	213.8
Australia	46.0	22.5	—	68.5
Canada	57.3	1.2	—	58.5
New Zealand	30.3	4.0	—	34.3
Other foreign	38.2	—	—	38.2
Total revenues	$1,381.9	$236.4	$372.3	$1,990.6

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month period ended March 31, 2020. Readers should review this information in conjunction with the March 31, 2020 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2019.

Information Regarding Non-GAAP Measures and Other

In the discussion and analysis of our results of operations that follows, in addition to reporting financial results in accordance with GAAP, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share, as adjusted (adjusted EPS), adjusted revenues, adjusted compensation and operating expenses, adjusted compensation expense ratio, adjusted operating expense ratio and organic revenue. These measures are not in accordance with, or an alternative to, the GAAP information provided in this quarterly report on Form 10‑Q. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition because they provide investors with measures that our chief operating decision maker uses when reviewing the company’s performance, and for the other reasons described below. Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. We make determinations regarding certain elements of executive officer incentive compensation, performance share awards and annual cash incentive awards, partly on the basis of measures related to adjusted EBITDAC.

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

•

Adjusted measures - We define these measures as revenues (for the brokerage segment), revenues before reimbursements (for the risk management segment), net earnings, compensation expense and operating expense, respectively, each adjusted to exclude the following, as applicable:

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
•

Acquisition related adjustments, which include change in estimated acquisition earnout payables adjustments, impairment charges and acquisition related compensation charges.  Prior to first quarter 2019, this adjustment also reflected impacts of acquisition valuation true-ups.  Historically, our non-GAAP adjustment for “Acquisition related adjustments” has included all amounts for changes in estimated earnout payable, and revaluations of acquired intangible assets, regardless of cause.  This quarter, we have excluded amounts caused by COVID-19:  Excludes net earnings of $69.4 million ($0.36 diluted net earnings per share) from changes in earnout payables, and excludes net losses of $34.4 million ($0.18 diluted net loss per share) related to intangible asset revaluations.  See page 39 for further details by segment.

•

The impact of foreign currency translation, as applicable.  The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same period in the prior year.

•

Effective income tax rate impact, which represents the impact related to prior quarters in 2019 for the decrease in the effective income tax rate used to compute the provision for income taxes in fourth quarter 2019.

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

•

Adjusted EPS and Adjusted Net Earnings - Adjusted net earnings have been adjusted to exclude the after-tax impact of net gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges and acquisition related adjustments and the period-over-period impact of foreign currency translation and effective income tax rate impact, as applicable. Adjusted EPS is Adjusted Net Earnings divided by diluted weighted average shares outstanding.  This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and for the overall business is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

Organic Revenues (a non-GAAP measure) - For the brokerage segment, organic change in base commission and fee revenues, supplemental revenues and contingent revenues excludes the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations in each year presented.  These revenues are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior period.  In addition, organic change in base commission and fee revenues, supplemental revenues and contingent revenues exclude the period‑over‑period impact of foreign currency translation.  For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions and the fee revenues related to operations disposed of in each year presented.  In addition, change in organic growth excludes the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability or are due to the limited-time nature of these revenue sources.

These revenue items are excluded from organic revenues in order to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that are expected to continue in the current year and beyond.  We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments.  We also believe that using this non‑GAAP measure allows readers of our financial statements to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted compensation expense and adjusted operating expense, EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EBITDAC (before acquisitions), diluted net earnings per share (as adjusted) and organic revenue measures.

Other Information - Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information.  We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates.  As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits produced, because that is the segment which generated the credits.  The law that provides for IRC Section 45 credits expired in December 2019 for our fourteen 2009 Era Plants and will expire in December 2021 for our twenty 2011 Era Plants.  We anticipate reporting an effective tax rate of approximately 24.0% to 26.0% in the brokerage segment and 25.0% to 27.0% in the risk management segment for the foreseeable future.  Reported operating results by segment would change if different allocation methods were applied.  When the law governing IRC Section 45 credits expires, reported GAAP revenues and net earnings will decrease, yet our net cash flow will increase as a result of not having to pay expenses to operate the clean coal facilities and also from an increase in the use of credits against our U.S. federal income tax obligations.

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

Overview and First Quarter 2020 Highlights

We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad.  In the three-month period ended March 31, 2020, we generated approximately 73% of our revenues for the combined brokerage and risk management segments domestically and 27% internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K.  We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 77%, 13% and 10%, respectively, to revenues during the three‑month period ended March 31, 2020.  Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations.  Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

We typically cite the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment.  The fourth quarter 2019 CIAB survey indicated that commercial property/casualty rates increased by 7.5%, on average.  The first quarter 2020 survey had not been published as of the filing date of this report.  The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

We believe increases in property/casualty rates will continue for the remainder of 2020; however, loss trends could deteriorate over the next year, leading to a difficult rate and conditions environment in certain lines.  The economies of the U.S. and other countries around the world have rapidly contracted as a result of COVID-19.  The decreased level of economic activity is leading to, and is likely to continue to lead to, a decline in exposure units and rising unemployment.  However, we expect that our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should help offset, to a degree, softer insurance, consulting and economic conditions around the world.  Overall, we believe that in a positive rate environment with declining exposure units, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budget.  Based on our experience, there is adequate capacity in the insurance market, most insurance carriers appear to be making rational pricing decisions and clients can broadly still obtain coverage.

Summary of Financial Results - Three-Month Periods Ended March 31, 2020 and 2019

See the reconciliations of non-GAAP measures on page 37.

(Dollars in millions, except per share data)	1st Quarter 2020		1st Quarter 2019		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$1,435.6	$1,435.4	$1,381.9	$1,310.7	4%	10%
Organic revenues		$1,321.8		$1,281.8		3.1%
Net earnings	$311.4		$309.5		1%
Net earnings margin	21.7%		22.4%		-71 bpts
Adjusted EBITDAC		$495.5		$468.4		6%
Adjusted EBITDAC margin		34.5%		35.7%		-122 bpts
Diluted net earnings per share	$1.61	$1.65	$1.59	$1.45	1%	14%
Risk Management Segment
Revenues before reimbursements	$211.8	$211.8	$203.3	$200.7	4%	6%
Organic revenues		$208.6		$200.3		4.1%
Net earnings	$19.1		$16.2		18%
Net earnings margin (before reimbursements)	9.0%		8.0%		+105 bpts
Adjusted EBITDAC		$35.3		$34.3		3%
Adjusted EBITDAC margin (before reimbursements)		16.7%		17.1%		-42 bpts
Diluted net earnings per share	$0.10	$0.10	$0.09	$0.09	11%	11%
Corporate Segment
Diluted net loss per share	$0.08	$0.08	$0.09	$0.09
Total Company
Diluted net earnings per share	$1.79	$1.83	$1.77	$1.63	1%	12%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$1.71	$1.75	$1.68	$1.54	2%	14%

In our corporate segment, net after-tax earnings from our clean energy investments were $52.5 million and $61.5 million, as adjusted, in the three‑month periods ended March 31, 2020 and 2019, respectively.  We anticipate our clean energy investments to generate between $70.0 million and $90.0 million in adjusted net earnings in 2020.  We expect to use the additional cash flow generated by these earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three-month period ended March 31, 2020 with the same period in 2019.  In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share.  Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 42 and 48, respectively, of this filing.

For the Three-Month Periods Ended March 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net
	Reimbursements		Net Earnings		EBITDAC		Earnings Per Share
Segment	2020	2019	2020	2019	2020	2019	2020	2019	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$1,435.6	$1,381.9	$311.4	$309.5	$477.9	$506.7	$1.61	$1.59	1%
Net gains on divestitures	(0.2)	(57.1)	(0.2)	(33.1)	(0.2)	(44.1)	—	(0.17)
Acquisition integration	—	—	5.1	0.3	6.7	0.4	0.03	—
Workforce and lease termination	—	—	5.0	4.7	6.5	6.3	0.02	0.03
Acquisition related adjustments **	—	—	(2.1)	(0.1)	4.6	2.6	(0.01)	—
Levelized foreign currency translation	—	(14.1)	—	(1.5)	—	(3.5)	—	(0.01)
Effective income tax rate impact	—	—	—	2.3	—	—	—	0.01
Brokerage, as adjusted *	1,435.4	1,310.7	319.2	282.1	495.5	468.4	1.65	1.45	14%
Risk Management, as reported	211.8	203.3	19.1	16.2	35.0	34.1	0.10	0.09	11%
Workforce and lease termination	—	—	0.2	0.3	0.3	0.4	—	—
Acquisition related adjustments **	—	—	(0.2)	—	—	—	—	—
Levelized foreign currency translation	—	(2.6)	—	(0.1)	—	(0.2)	—	—
Effective income tax rate impact	—	—	—	0.2	—	—	—	—
Risk Management, as adjusted *	211.8	200.7	19.1	16.6	35.3	34.3	0.10	0.09	11%
Corporate, as reported	181.8	372.3	24.9	26.0	(23.0)	(65.4)	0.08	0.09
Effective income tax rate impact	—	—	—	(1.0)	—	—	—	—
Corporate, as adjusted *	181.8	372.3	24.9	25.0	(23.0)	(65.4)	0.08	0.09
Total Company, as reported	$1,829.2	$1,957.5	$355.4	$351.7	$489.9	$475.4	$1.79	$1.77	1%
Total Company, as adjusted *	$1,829.0	$1,883.7	$363.2	$323.7	$507.8	$437.3	$1.83	$1.63	12%
Total Brokerage & Risk
Management, as reported	$1,647.4	$1,585.2	$330.5	$325.7	$512.9	$540.8	$1.71	$1.68	2%
Total Brokerage & Risk
Management, as adjusted *	$1,647.2	$1,511.4	$338.3	$298.7	$530.8	$502.7	$1.75	$1.54	14%

*

For the three-month period ended March 31, 2020, the pretax impact of the brokerage segment adjustments totals $10.2 million, with a corresponding adjustment to the provision for income taxes of $2.4 million relating to these items.  A detailed reconciliation of the 2020 provision for income taxes is shown on page 38.

For the three-month period ended March 31, 2019, the pretax impact of the brokerage segment adjustments totals $(39.5) million, with a corresponding adjustment to the provision for income taxes of $(12.1) million relating to these items.  The pretax impact of the risk management segment adjustments totals $0.3 million, with a corresponding adjustment to the provision for income taxes of $(0.1) million relating to these items.  A detailed reconciliation of the 2019 provision (benefit) for income taxes is shown on page 38.

** Historically, our non-GAAP adjustment for “Acquisition related adjustments” has included all amounts for changes in estimated earnouts payable, and revaluations of acquired intangible assets, regardless of cause.  This quarter, we have excluded amounts caused by COVID-19:  Excludes net earnings of $69.4 million ($0.36 diluted net earnings per share) from changes in earnouts payable, and excludes net losses of $34.4 million ($0.18 diluted net loss per share) related to intangible asset revaluations.  See page 39 for further details by segment.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings	Provision		Net Earnings	Net Earnings
	Before	(Benefit)		Attributable to	Attributable to	Diluted Net
	Income	for Income	Net	Noncontrolling	Controlling	Earnings
	Taxes	Taxes	Earnings	Interests	Interests	per Share
Quarter Ended March 31, 2020
Brokerage, as reported	$410.8	$99.4	$311.4	$0.7	$310.7	$1.61
Net gains on divestitures	(0.2)	—	(0.2)	—	(0.2)	—
Acquisition integration	6.7	1.6	5.1	—	5.1	0.03
Workforce and lease termination	6.5	1.5	5.0	—	5.0	0.02
Acquisition related adjustments	(2.8)	(0.7)	(2.1)	—	(2.1)	(0.01)
Brokerage, as adjusted	$421.0	$101.8	$319.2	$0.7	$318.5	$1.65
Risk Management, as reported	$25.6	$6.5	$19.1	$—	$19.1	$0.10
Workforce and lease termination	0.3	0.1	0.2	—	0.2	—
Acquisition related adjustments	(0.3)	(0.1)	(0.2)	—	(0.2)	—
Risk Management, as adjusted	$25.6	$6.5	$19.1	$—	$19.1	$0.10
Quarter Ended March 31, 2019
Brokerage, as reported	$412.4	$102.9	$309.5	$9.8	$299.7	$1.59
Net gains on divestitures	(44.1)	(11.0)	(33.1)	—	(33.1)	(0.17)
Acquisition integration	0.4	0.1	0.3	—	0.3	—
Workforce and lease termination	6.3	1.6	4.7	—	4.7	0.03
Acquisition related adjustments	(0.1)	—	(0.1)	—	(0.1)	—
Effective income tax rate impact	—	(2.3)	2.3	—	2.3	0.01
Levelized foreign currency translation	(2.0)	(0.5)	(1.5)	—	(1.5)	(0.01)
Brokerage, as adjusted	$372.9	$90.8	$282.1	$9.8	$272.3	$1.45
Risk Management, as reported	$22.0	$5.8	$16.2	$—	$16.2	$0.09
Workforce and lease termination	0.4	0.1	0.3	—	0.3	—
Effective income tax rate impact	—	(0.2)	0.2	—	0.2	—
Levelized foreign currency translation	(0.1)	—	(0.1)	—	(0.1)	—
Risk Management, as adjusted	$22.3	$5.7	$16.6	$—	$16.6	$0.09
Corporate, as reported	$(112.6)	$(138.6)	$26.0	$7.8	$18.2	$0.09
Effective income tax rate impact	—	1.0	(1.0)	—	(1.0)	—
Corporate, as adjusted	$(112.6)	$(137.6)	$25.0	$7.8	$17.2	$0.09

COVID-19 Impact to Reported GAAP Information

			Provision
(Dollars in millions, except per share data)			for		Impact to
	Total		Income	Net	Diluted
	Revenues	Expenses	Taxes	Earnings	Net EPS	EBITDAC
Impact on Brokerage Segment
Increased estimated audits, cancellations,
and mid-term policy adjustments	$(15.1)
Decrease in estimated covered lines	(17.6)
Decrease in volume and loss-ratio
sensitive contingent contracts	(8.4)

Total impact on revenues	(41.1)	$-	$(9.9)	$(31.2)		$(41.1)

Reduced variable compensation and changes
to deferred expense related to revenues	—	(2.6)	0.6	2.0		2.6
Increased bad debts and other operating expenses	—	8.2	(2.0)	(6.2)		(8.2)
Impaired amortizable intangible expiration lists	—	45.3	(10.9)	(34.4)		—
Decrease in estimated earnout payables	—	(87.3)	21.0	66.3		—

Total impact on Brokerage Segment	(41.1)	(36.4)	(1.2)	(3.5)	$(0.02)	(46.7)

Impact on Risk Management Segment
Mid-term revenue adjustments	(1.1)	—	(0.3)	(0.8)		(1.1)
Decrease in estimated earnout payables	—	(4.2)	1.1	3.1		—

Total impact on Risk Management Segment	(1.1)	(4.2)	0.8	2.3	0.01	(1.1)

Impact on Total Company	$(42.2)	$(40.6)	$(0.4)	$(1.2)	$(0.01)	$(47.8)

COVID-19 Impact on Financial Performance

The table above shows the impact on our first quarter financial results due to the COVID-19 crisis and related economic conditions, predominately driven by changes in our best accounting estimates related to our ultimate revenues on contracts with effective dates prior to April 1, 2020 in accordance with ASC 606, changes in estimates for bad debts in accordance with ASC 326, impairment review of intangible assets, and revised estimates of earn-out payables.  As we estimate future economic contraction as a result of the COVID‑19 global pandemic we considered the following:

•

In our Brokerage operations, we did not see meaningful changes to new business, lost business or renewed business in the first quarter or second quarter to date, and we continued to see increases in premium rates.  However, we do expect to see declining client exposure units (i.e., insured values, payrolls, employees, miles driven, etc.), which will impact our ultimate revenues.  In the future, further premium rate increases may partially offset declines in exposure units.

•

In our Risk Management operations we have already seen a meaningful decline in new claims arising from retail, hospitality, restaurant and transportation clients during the last two weeks of March, which has persisted into April, and could continue into future quarters.

•

Our clean energy investments saw lower coal-generated electricity consumption in the U.S. due to reduced economic activity, as well as falling natural gas prices due to excess supply.  Both of these conditions, which began in mid‑to‑late March, have continued into April and could last for a prolonged period of time.

For all of these estimates, we also considered other factors, including but not limited to:  Gallagher’s client concentration by industry and size; the property casualty rate environment; 2020 quarterly economic forecasts of global GDP; global unemployment peaking during the third quarter of 2020; announced government programs and fiscal stimulus across a range of countries; our historical financial performance during 2002 and 2003 post-9-11, and 2008 and 2009 during the financial crisis; an analysis of Earnest Research’s consumer spending data trends; and a return to 2019 levels of organic revenue growth during 2021.

COVID-19 Impact on Operational Performance

We activated our business continuity plan in mid-March.  More than 99% of our staff is working remotely.  All of our office locations are closed, with the exception of very limited building maintenance and mailroom staff.  Of our more than 34,000 employees, we have fewer than 50 confirmed cases of COVID-19, all of whom contracted the virus outside of our office locations.

We believe our service levels are unchanged from pre-pandemic levels, having only experienced very limited minor temporary disruptions in our operations.  Given the deterioration in economic conditions, and depending on the severity and duration of the economic downturn, we are actively managing costs through eliminating discretionary spending, reducing travel and entertainment expenses, limiting use of temporary help and consultants, increasing utilization of our centers of excellence, and implementing a support-layer hiring and wage freeze.  In addition, we are planning on contracting and/or furloughing portions of our workforce where volumes have declined significantly and normal attrition is not sufficient; we expect these furlough, attrition and other actions to impact less than 4% of our global workforce.  Additional expense related to these workforce changes may total $30 million spread over the next three quarters.  While the impact of these measures was minimal in the first quarter, we believe these expense-base actions will save substantial costs, perhaps as much $50 million to $75 million per quarter.  We have approximately $1.1 billion of available liquidity at April 30, 2020.  While cash receipts have slowed slightly in April as carriers and regulators have extended terms to insureds, this would be mitigated by the expense reductions indicated above, the acceleration of payments under certain supplemental agreements with carriers, the reduction of non-client facing capital expenditures and continuing to improve working capital management.

For a discussion of risk and uncertainties relating to COVID‑19 for our business, results of operations and financial condition, see Part II, Item 1A. Risk Factors.

Results of Operations

Brokerage

The brokerage segment accounted for 77% of our revenues during the three-month period ended March 31, 2020. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations.  Our brokerage segment generates revenues by:

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

Litigation, Regulatory and Taxation Matters

IRS investigation - A portion of our brokerage business includes the development and management of “micro-captives,” through operations we acquired in 2010 in our acquisition of the assets of Tribeca Strategic Advisors (which we refer to as Tribeca).  A “captive” is an underwriting enterprise that insures the risks of its owner, affiliates or a group of companies.  Micro-captives are captive underwriting enterprises that are subject to taxation only on net investment income under IRC Section 831(b).  Our micro-captive advisory services are under investigation by the Internal Revenue Service (which we refer to as IRS).  Additionally, the IRS has initiated audits for the 2012 tax year, and subsequent tax years, of over 100 of the micro-captive underwriting enterprises organized and/or managed by us.  Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations.  While the IRS has not made specific allegations relating to our operations or the pre-acquisition activities of Tribeca, an adverse determination could subject us to penalties and negatively affect our defense of the class action lawsuit described below.  We may also experience lost earnings due to the negative effect of an extended IRS investigation. In the period, from 2017 to 2019, our micro-captive operations contributed less than $2.9 million of net earnings and less than $4.5 million of EBITDAC to our consolidated results in any one year.  Due to the fact that the IRS has not made any allegation against us, or completed all of its audits of our clients, we are not able to reasonably estimate the amount of any potential loss in connection with this investigation.

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

Financial information relating to our brokerage segment results for the three-month period ended March 31, 2020 as compared to the same period in 2019, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended March 31,
Statement of Earnings	2020	2019	Change
Commissions	$1,017.2	$940.4	$76.8
Fees	295.8	261.8	34.0
Supplemental revenues	59.0	56.7	2.3
Contingent revenues	45.1	48.0	(2.9)
Investment income	18.3	17.9	0.4
Net gains on divestitures	0.2	57.1	(56.9)
Total revenues	1,435.6	1,381.9	53.7
Compensation	752.8	677.2	75.6
Operating	204.9	198.0	6.9
Depreciation	17.6	16.2	1.4
Amortization	134.2	75.5	58.7
Change in estimated acquisition earnout payables	(84.7)	2.6	(87.3)
Total expenses	1,024.8	969.5	55.3
Earnings before income taxes	410.8	412.4	(1.6)
Provision for income taxes	99.4	102.9	(3.5)
Net earnings	311.4	309.5	1.9
Net earnings attributable to noncontrolling interests	0.7	9.8	(9.1)
Net earnings attributable to controlling interests	$310.7	$299.7	$11.0
Diluted net earnings per share	$1.61	$1.59	$0.02
Other Information
Change in diluted net earnings per share	1%	26%
Growth in revenues	4%	16%
Organic change in commissions and fees	4%	5%
Compensation expense ratio	52%	49%
Operating expense ratio	14%	14%
Effective income tax rate	24%	25%
Workforce at end of period (includes acquisitions)	25,841	23,130
Identifiable assets at March 31	$18,115.1	$15,981.8
EBITDAC
Net earnings	$311.4	$309.5	$1.9
Provision for income taxes	99.4	102.9	(3.5)
Depreciation	17.6	16.2	1.4
Amortization	134.2	75.5	58.7
Change in estimated acquisition earnout payables	(84.7)	2.6	(87.3)
EBITDAC	$477.9	$506.7	$(28.8)

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2020 to the same period in 2019 (in millions):

	Three-month period ended March 31,
	2020	2019	Change
Net earnings, as reported	$311.4	$309.5	0.6%
Provision for income taxes	99.4	102.9
Depreciation	17.6	16.2
Amortization	134.2	75.5
Change in estimated acquisition earnout payables	(84.7)	2.6
EBITDAC	477.9	506.7	(5.7)%
Net gains on divestitures	(0.2)	(44.1)
Acquisition integration	6.7	0.4
Acquisition related adjustments	4.6	2.6
Workforce and lease termination related charges	6.5	6.3
Levelized foreign currency translation	—	(3.5)
EBITDAC, as adjusted	$495.5	$468.4	5.8%
Net earnings margin, as reported	21.7%	22.4%	- 71 bpts
EBITDAC margin, as adjusted	34.5%	35.7%	- 122 bpts
Reported revenues	$1,435.6	$1,381.9
Adjusted revenues - see page 37	$1,435.4	$1,310.7

Net earnings margin was 21.7% in first quarter 2020 and 22.4% in first quarter 2019.  First quarter 2020 net earnings margin was favorably impacted by 60 basis points due to the net impact of COVID-19 items detailed on page 39.  Adjusted EBITDAC margin was 34.5% in first quarter 2020 and 35.7% in first quarter 2019.

Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended March 31, 2020, compared to the same period in 2019, was due to revenues associated with acquisitions that were made in the twelve-month period ended March 31, 2020 ($90.8 million), and to the organic change in base commissions and fee revenues.  Commissions and fees in the three-month period ended March 31, 2020 included new business production and renewal rate increases of $100.7 million, which were partially offset by lost business of $80.7 million.  The organic change in base commissions and fee revenues was 3.8% and 4.8% for the three-month periods ended March 31, 2020 and 2019, respectively.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month period ended March 31, 2020 include the following (in millions):

	Three-Month Period Ended March 31,
Organic Revenues (Non-GAAP)	2020	2019	Change
Base Commissions and Fees
Commission and fees, as reported	$1,313.0	$1,202.2	9.2%
Less commission and fee revenues from acquisitions	(90.8)	—
Less divested operations and program repricing	—	(12.0)
Levelized foreign currency translation	—	(12.2)
Organic base commission and fees	$1,222.2	$1,178.0	3.8%
Supplemental revenues
Supplemental revenues, as reported	$59.0	$56.7	4.1%
Less supplemental revenues from acquisitions	(2.5)	—
Levelized foreign currency translation	—	(0.6)
Organic supplemental revenues	$56.5	$56.1	0.7%
Contingent revenues
Contingent revenues, as reported	$45.1	$48.0	-6.0%
Less contingent revenues from acquisitions	(2.0)	—
Levelized foreign currency translation	—	(0.3)
Organic contingent revenues	$43.1	$47.7	-9.6%
Total reported commissions, fees, supplemental revenues and contingent revenues	$1,417.1	$1,306.9	8.4%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(95.3)	—
Less divested operations and program repricing	—	(12.0)
Levelized foreign currency translation	—	(13.1)
Total organic commissions, fees, supplemental revenues and contingent revenues	$1,321.8	$1,281.8

Total organic revenues in first quarter 2020 were up $40.0 million or 3.1% over first quarter 2019 as detailed in the table above, includes a 3.2% negative impact of ($41.1 million) in COVID-19 related changes in estimated revenues related to policies and services provided under contracts dated prior to April 1, 2020.  Our services were substantially complete for those contracts during the first quarter, but future audits, cancellations, mid-term adjustments, decreases in estimated covered lives and decreases from volume and loss ratio sensitive contingent contracts, are estimated to reduce the amount of commissions and fees we ultimately earn.

The following is a summary of brokerage segment acquisition activity for 2020 and 2019:

	Three-month period ended March 31,
	2020	2019
Number of acquisitions closed	8	11
Estimated annualized revenues acquired (in millions)	$124.2	$71.2

We issued 694,000 shares and 464,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions in the first quarter of 2020 and 2019, respectively.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2020, 2019 and 2018 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2020
Reported supplemental revenues	$59.0				$59.0
Reported contingent revenues	45.1				45.1
Reported supplemental and contingent revenues	$104.1				$104.1
2019
Reported supplemental revenues	$56.7	$46.9	$49.8	$57.1	$210.5
Reported contingent revenues	48.0	29.5	30.4	27.7	135.6
Reported supplemental and contingent revenues	$104.7	$76.4	$80.2	$84.8	$346.1
2018
Reported supplemental revenues	$52.0	$48.1	$43.9	$45.9	$189.9
Reported contingent revenues	34.9	21.8	25.7	15.6	98.0
Reported supplemental and contingent revenues	$86.9	$69.9	$69.6	$61.5	$287.9

Investment income and net gains on divestitures - This primarily represents (1) interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing and (2) net gains related to divestitures and sales of books of business, which were $0.2 million and $57.1 million for the three-month periods ended March 31, 2020 and 2019, respectively. During the three-month period ended March 31, 2019, we recognized a one-time, net gain of $0.17 of diluted net earnings per share related to the divestiture of a travel insurance brokerage and four other smaller brokerage operations.  Investment income in the three-month period ended March 31, 2020 increased compared to the same period in 2019, primarily due to increases in interest income from our U.S. operations due to increases in interest income earned on client held funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2020 with the same period in 2019 (in millions):

	Three-month period ended March 31,
	2020	2019
Compensation expense, as reported	$752.8	$677.2
Acquisition integration	(3.8)	—
Workforce and lease termination related charges	(5.6)	(2.2)
Acquisition related adjustments	(4.6)	(2.6)
Levelized foreign currency translation	—	(7.8)
Compensation expense, as adjusted	$738.8	$664.6
Reported compensation expense ratios	52.4%	49.0%
Adjusted compensation expense ratios	51.5%	50.7%
Reported revenues	$1,435.6	$1,381.9
Adjusted revenues - see page 37	$1,435.4	$1,310.7

The increase in compensation expense for the three‑month period ended March 31, 2020, compared to the same period in 2019, was primarily due to increased headcount, salary increases and increases in incentive compensation linked to operating results - $47.2 million in the aggregate, increases in employee benefits - $13.2 million, acquisition integration - $3.8 million, severance related costs - $3.4 million, stock compensation expense - $2.9 million, acquisition related $2.0 million, deferred compensation - $1.6 million and temporary-staffing expense - $1.5 million. The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended March 31, 2020.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2020 with the same period in 2019 (in millions):

	Three-month period ended March 31,
	2020	2019
Operating expense, as reported	$204.9	$198.0
Acquisition integration	(2.9)	(0.4)
Workforce and lease termination related charges	(0.9)	(4.1)
Costs related to divestitures	—	(13.0)
Levelized foreign currency translation	—	(2.8)
Operating expense, as adjusted	$201.1	$177.7
Reported operating expense ratios	14.3%	14.3%
Adjusted operating expense ratios	14.0%	13.6%
Reported revenues	$1,435.6	$1,381.9
Adjusted revenues - see pages 37	$1,435.4	$1,310.7

The increase in operating expense for the three-month period ended March 31, 2020 compared to the same period in 2019, was primarily due to increases in bad debt expense - $6.8 million, real estate expenses - $5.1 million, professional and banking fees - $3.0 million, acquisition integration - $2.5 million, business insurance - $2.3 million, licenses and fees $2.4 million, technology expenses - $1.8 million, employee related expense - $0.8 million, outside services expense - $0.7 million, marketing expense - $0.6 million, outside consulting fees - $0.9 million, offset by a favorable foreign currency translation - $0.5 million and decreases in costs related to divestitures $13.0 million, lease termination charges - $3.2 million, meeting and client entertainment expense - $2.0 million, office supplies - $0.3 million, other expense - $0.3 million and premium finance interest expense - $0.3 million. Also impacting operating expense in the three‑month period ended March 31, 2020, were expenses associated with the acquisitions completed in the twelve‑month period ended March 31, 2020.

Depreciation - Depreciation expense increased in the three-month period ended March 31, 2020 compared to the same period in 2019 by $1.4 million.  The increase in depreciation expense in 2020 compared to 2019 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems.  Also contributing to the increase in depreciation expense was the depreciation expenses associated with acquisitions completed in the twelve‑month period ended March 31, 2020.

Amortization - The increase in amortization expense in the three‑month period ended March 31, 2020 compared to the same period in 2019 was primarily due to write-off of amortizable intangible assets and amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended March 31, 2020.  Based on the results of impairment reviews during the three-month period ended March 31, 2020, we wrote off $45.8 million of amortizable assets.  See COVID-19 discussion on page 39.  No such impairments were noted in the three‑month period ended March 31, 2019.

Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, three to five years for non-compete agreements and two to fifteen years for trade names).

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three‑month period ended March 31, 2020, compared to the same period in 2019, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance.  During the three-month periods ended March 31, 2020 and 2019, we recognized $10.5 million and $5.3 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2016 to 2020. In addition, during the three‑month periods ended March 31, 2020 and 2019, we recognized $95.2 million and $2.7 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 71 and 33 acquisitions, respectively.  See COVID-19 discussion on page 39 information regarding revised estimate of earnout payables.

The amounts initially recorded as earnout payables for our 2016 to 2020 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date.  The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements.  In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability.  We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections.  Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred.  Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2020 and 2019, were 24.2% and 25.0%, respectively. We anticipate reporting an effective tax rate of approximately 23.0% to 25.0% in our brokerage segment for the foreseeable future.

Net earnings (loss) attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2020 and 2019, include noncontrolling interest earnings of $0.7 million and $9.8 million, respectively, of which for 2019 primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum Re).  Prior to December 31, 2019, we were partners in this venture with Grahame Chilton, the former CEO of our International Brokerage Division (he stepped down from that role effective July 1, 2018).  We were the controlling partner, participating in 33% of Capsicum Re’s net operating results and Mr. Chilton owned approximately 50% of Capsicum Re. In January 2020, we increased our ownership interest in Capsicum Re from 33% to 100%. Founded in December 2013 through a strategic partnership with Gallagher, Capsicum Re has since grown to become the world’s fifth largest reinsurance broker with offices in the U.K., U.S., Bermuda and South America.

Risk Management

The risk management segment accounted for 13% of our revenue during the three-month period ended March 31, 2020.  Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises.  Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees.  We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for the three-month period ended March 31, 2020 as compared to the same period in 2019, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended March 31,
Statement of Earnings	2020	2019	Change
Fees	$211.5	$202.9	$8.6
Investment income	0.3	0.4	(0.1)
Revenues before reimbursements	211.8	203.3	8.5
Reimbursements	37.7	33.1	4.6
Total revenues	249.5	236.4	13.1
Compensation	130.9	124.8	6.1
Operating	45.9	44.4	1.5
Reimbursements	37.7	33.1	4.6
Depreciation	12.3	10.8	1.5
Amortization	1.4	1.0	0.4
Change in estimated acquisition earnout payables	(4.3)	0.3	(4.6)
Total expenses	223.9	214.4	9.5
Earnings before income taxes	25.6	22.0	3.6
Provision for income taxes	6.5	5.8	0.7
Net earnings	19.1	16.2	2.9
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to controlling interests	$19.1	$16.2	$2.9
Diluted net earnings per share	$0.10	$0.09	$0.01
Other information
Change in diluted net earnings per share	11%	—%
Growth in revenues (before reimbursements)	4%	4%
Organic change in fees (before reimbursements)	4%	4%
Compensation expense ratio (before reimbursements)	62%	61%
Operating expense ratio (before reimbursements)	22%	22%
Effective income tax rate	25%	26%
Workforce at end of period (includes acquisitions)	6,845	6,435
Identifiable assets at March 31	$909.8	$806.6
EBITDAC
Net earnings	$19.1	$16.2	$2.9
Provision for income taxes	6.5	5.8	0.7
Depreciation	12.3	10.8	1.5
Amortization	1.4	1.0	0.4
Change in estimated acquisition earnout payables	(4.3)	0.3	(4.6)
EBITDAC	$35.0	$34.1	$0.9

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2020 to the same period in 2019 (in millions):

	Three-month period ended March 31,
	2020	2019	Change
Net earnings, as reported	$19.1	$16.2	17.9%
Provision for income taxes	6.5	5.8
Depreciation	12.3	10.8
Amortization	1.4	1.0
Change in estimated acquisition earnout payables	(4.3)	0.3
Total EBITDAC	35.0	34.1	2.6%
Workforce and lease termination related charges	0.3	0.4
Levelized foreign currency translation	—	(0.2)
EBITDAC, as adjusted	$35.3	$34.3	2.9%
Net earnings margin (before reimbursements), as reported	9.0%	8.0%	+ 105 bpts
EBITDAC margin (before reimbursements), as adjusted	16.7%	17.1%	- 42 bpts
Reported revenues (before reimbursements)	$211.8	$203.3
Adjusted revenues (before reimbursements) - see page 37	$211.8	$200.7

Net earnings margin was 9.0% in first quarter 2020 and 8.0% in first quarter 2019.  Adjusted EBITDAC margin was 16.7% in first quarter 2020 and 17.1% in first quarter 2019.

Fees - The increase in fees for the three-month period ended March 31, 2020 compared to the same period in 2019 was due primarily to new business of $11.7 million, which was partially offset by lost business of $3.7 million.  Organic change in fee revenues for the three-month period ended March 31, 2020 was 4.2% compared to 4.1% for the same period in 2019.

Items excluded from organic fee computations yet impacting revenue comparisons for the three‑month period ended March 31, 2020 include the following (in millions):

	Three-Month Period Ended March 31, 2020
Organic Revenues (Non-GAAP)	2020	2019	Change
Fees	$210.2	$201.6	4.3%
International performance bonus fees	1.3	1.3
Fees as reported	211.5	202.9	4.2%
Less fees from acquisitions	(2.9)	—
Levelized foreign currency translation	—	(2.6)
Organic fees	$208.6	$200.3	4.1%

Total organic revenues in first quarter 2020 were up $8.3 million or 4.1% over first quarter 2019 as detailed in the table above, includes the negative impact of $1.1 million in COVID-19 related changes in estimated revenues related to services provided under contracts dated prior to April 1, 2020.  The impact of this change was to reduce total organic revenues by 0.6%.  Our services were substantially complete for those contracts during the first quarter, but future mid-term adjustments are estimated to reduce the amount of commissions and fees we ultimately earn.

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

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents.  Investment income in the three‑month period ended March 31, 2020 increased compared to the same period in 2019 primarily due to increases in interest income from our U.S. operations.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2020 with the same period in 2019 (in millions):

	Three-month period ended March 31,
	2020	2019
Compensation expense, as reported	$130.9	$124.8
Workforce and lease termination related charges	(0.3)	(0.4)
Levelized foreign currency translation	—	(1.8)
Compensation expense, as adjusted	$130.6	$122.6
Reported compensation expense ratios (before reimbursements)	61.8%	61.4%
Adjusted compensation expense ratios (before reimbursements)	61.7%	61.1%
Reported revenues (before reimbursements)	$211.8	$203.3
Adjusted revenues (before reimbursements) - see page 37	$211.8	$200.7

The increase in compensation expense for the three-month period ended March 31, 2020 compared to the same period in 2019, was primarily due a unfavorable foreign currency translation - $1.8 million and increased headcount and increases in salaries and incentive compensation - $3.1 million in the aggregate, employee benefits expense - $1.6 million, stock compensation expense - $0.7 million and deferred compensation - $0.3 million, partially offset by and decreases in temporary-staffing expense - $1.3 million and severance related costs - $0.1 million. Contributing to the increase in employee headcount are employees associated with the acquisitions completed in the twelve-month period ended March 31, 2020.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2020 with the same period in 2019 (in millions):

	Three-month period ended March 31,
	2020	2019
Operating expense, as reported	$45.9	$44.4
Levelized foreign currency translation	—	(0.6)
Operating expense, as adjusted	$45.9	$43.8
Reported operating expense ratios (before reimbursements)	21.7%	21.8%
Adjusted operating expense ratios (before reimbursements)	21.7%	21.8%
Reported revenues (before reimbursements)	$211.8	$203.3
Adjusted revenues (before reimbursements) - see page 37	$211.8	$200.7

The increase in operating expense for the three-month period ended March 31, 2020 compared to the same period in 2019, was primarily due to increases in outside consulting fees - $1.1 million, technology expenses - $0.8 million, bad debt expense - $0.6 million and professional and banking fees - $0.2 million, partially offset by a decrease in meeting and client entertainment expenses - $1.4 million.

Depreciation - Depreciation expense increased in the three‑month period ended March 31, 2020 compared to the same period in 2019 by $1.5 million.  These increases reflect the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - The increase in amortization expense in the three‑month period ended March 31, 2020 compared to the same period in 2019 was primarily due to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended March 31, 2020.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three‑month period ended March 31, 2020 compared to the same period in 2019, was primarily due to acquisition activity in 2019.  During the three-month periods ended March 31, 2020 and 2019, we recognized $0.2 million and $0.3 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.  In addition, during the three-month period ended March 31, 2020, we recognized $4.5 million of income related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for four acquisitions.  See COVID-19 discussion on page 39 for information regarding revised estimates of earnout payables.  No such adjustments were made in the three-month period March 31, 2019.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended March 31, 2020 and 2019 were 25.4% and 26.4%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 24.0% to 26.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency translation.  For a detailed discussion of the nature of these investments, see Note 12 to our consolidated financial statements included herein for a summary of our investments as of March 31, 2020 and in Note 14 to our most recent Annual Report on Form 10‑K as of December 31, 2019.  For a detailed discussion of the nature of our debt, see Note 7 to our consolidated financial statements included herein as of March 31, 2020 and in Note 8 to our most recent Annual Report on Form 10‑K as of December 31, 2019.

Financial information relating to our corporate segment results for the three-month period ended March 31, 2020 as compared to the same period in 2019 is as follows (in millions, except per share and percentages):

	Three-month period ended March 31,
Statement of Earnings	2020	2019	Change
Revenues from consolidated clean coal production plants	$167.9	$356.4	$(188.5)
Royalty income from clean coal licenses	13.9	16.6	(2.7)
Loss from unconsolidated clean coal production plants	—	(0.7)	0.7
Total revenues	181.8	372.3	(190.5)
Cost of revenues from consolidated clean coal production plants	185.4	382.5	(197.1)
Compensation	12.5	35.1	(22.6)
Operating	6.9	20.1	(13.2)
Interest	50.5	40.2	10.3
Depreciation	6.9	7.0	(0.1)
Total expenses	262.2	484.9	(222.7)
Loss before income taxes	(80.4)	(112.6)	32.2
Benefit for income taxes	(105.3)	(138.6)	33.3
Net earnings (loss)	24.9	26.0	(1.1)
Net earnings attributable to noncontrolling interests	8.4	7.8	0.6
Net earnings (loss) attributable to controlling interests	$16.5	$18.2	$(1.7)
Diluted net earnings (loss) per share	$0.08	$0.09	$(0.01)
Identifiable assets at March 31	$1,811.6	$1,843.0
EBITDAC
Net earnings (loss)	$24.9	$26.0	$(1.1)
Benefit for income taxes	(105.3)	(138.6)	33.3
Interest	50.5	40.2	10.3
Depreciation	6.9	7.0	(0.1)
EBITDAC	$(23.0)	$(65.4)	$42.4

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities.

•

The decrease in revenue from consolidated clean coal production plants for the three-month period ended March 31, 2020, compared to the same period in 2019, was due primarily to decreased production of refined coal.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC.  As of March 31, 2020, we hold a 46.5% controlling interest in Chem-Mod LLC. As Chem-Mod LLC’s manager, we are required to consolidate its operations.

•	The decrease in royalty income in the three-month period ended March 31, 2020, compared to the same period in 2019, was due to decreased production of refined coal by Chem-Mod LLC’s licensees.
•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities.  The production of the refined coal generates pretax operating losses.

•	The low level of losses in the three-month periods ended March 31, 2020 and 2019 is due to the vast majority of our operations being consolidated.

Cost of revenues - Cost of revenues from consolidated clean coal production plants consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above.  The decrease in the three‑month period ended March 31, 2020, compared to the same period in 2019, was primarily due to decreased production of refined coal.

Compensation expense - Compensation expense in the three-month periods ended March 31, 2020 and 2019, includes salary and benefit expenses of $8.8 million and $9.8 million, respectively and incentive compensation of $3.7 million and $25.3 million, respectively. The decrease in salary and benefit expense for the three-month period ended March 31, 2020 compared to the same period in 2019 was due primarily to headcount controls and estimated benefit expense savings on lower incentive compensation.  The decrease in incentive compensation for the three-month period ended March 31, 2020 compared to the same period in 2019, was primarily due to the clean energy results for the quarter.

Operating expense - Operating expense in the three-month period ended March 31, 2020 includes banking and related fees of $1.3 million, external professional fees and other due diligence costs related to acquisitions of $2.6 million, other corporate and clean energy related expenses of $12.3 million, $3.1 million of corporate related data and branding initiatives, and a net unrealized foreign exchange remeasurement gain of $12.4 million.

Operating expense in the three-month period ended March 31, 2019 includes banking and related fees of $1.0 million, external professional fees and other due diligence costs related to acquisitions of $3.6 million, other corporate and clean energy related expenses of $7.5 million, $5.9 million of expenses for corporate related data and branding initiatives, and a net unrealized foreign exchange remeasurement loss of $2.1 million.

Interest expense - The increase in interest expense for the three-month period ended March 31, 2020, compared to the same period in 2019, was due to the following:

Change in interest expense related to:	Three-month period ended March 31, 2020
Interest on borrowings from our Credit Agreement	$0.2
Interest on the maturity of the Series C notes	(0.7)
Interest on the maturity of the Series K and L notes	(0.4)
Interest on the $500.0 million notes funded on August 2 and 4, 2017	(0.1)
Interest on the $500.0 million notes funded on June 13, 2018	(0.1)
Interest on the $340.0 million notes funded on February 13, 2019	2.0
Interest on the $260.0 million notes funded on March 13, 2019	2.7
Interest on the $175.0 million notes funded on June 12, 2019	2.0
Interest on the $50.0 million notes funded on December 2, 2019	0.4
Interest on the $575.0 million notes funded on January 30, 2020	4.0
Amortization of hedge gains/losses	0.3
Net change in interest expense	$10.3

Depreciation - Depreciation expense in the three-month period ended March 31, 2020 was relatively flat compared to the same period in 2019.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates.  As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits expired in December 2019 for our fourteen 2009 Era Plants and will expire in December 2021 for our twenty 2011 Era Plants.  Our consolidated effective tax rate for the three-month period ended March 31, 2020 was 0.2% compared to (9.3)% for the same period in 2019. The tax rates for March 31, 2020 and 2019 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the period.  There were $70.4 million and $101.1 million of Section 45 tax credits recognized in the three‑month periods ended March 31, 2020 and 2019, respectively.  There were $31.2 million and $55.2 million of tax credits produced in the three‑month periods ended March 31, 2020 and 2019, respectively.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2020 and 2019 include non-controlling interest earnings of $7.3 million and $9.1 million, respectively related to our investment in Chem-Mod LLC.  As of March 31, 2020 and 2019, we hold a 46.5% controlling interest in Chem-Mod LLC.  Also included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three‑month periods ended March 31, 2020 and 2019 for the corporate segment (in millions):

	2020			2019
			Net Earnings			Net Earnings
		Income	(Loss)		Income	(Loss)
		Tax	Attributable to		Tax	Attributable to
	Pretax	(Provision)	Controlling	Pretax	(Provision)	Controlling
Three-Month Periods Ended March 31,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs	$(51.8)	$13.0	$(38.8)	$(41.1)	$10.7	$(30.4)
Clean energy related (1)	(23.9)	76.4	52.5	(53.5)	115.0	61.5
Acquisition costs	(2.7)	0.2	(2.5)	(3.9)	0.6	(3.3)
Corporate (2)	(10.4)	15.7	5.3	(21.9)	12.3	(9.6)
Reported three-month period	(88.8)	105.3	16.5	(120.4)	138.6	18.2
Effective income tax rate impact (2)	—	—	—	—	(1.0)	(1.0)
Interest and banking costs	(51.8)	13.0	(38.8)	(41.1)	10.7	(30.4)
Clean energy related (1)	(23.9)	76.4	52.5	(53.5)	115.0	61.5
Acquisition costs	(2.7)	0.2	(2.5)	(3.9)	0.6	(3.3)
Corporate (2)	(10.4)	15.7	5.3	(21.9)	11.3	(10.6)
Adjusted three-month period	$(88.8)	$105.3	$16.5	$(120.4)	$137.6	$17.2

(1)	Pretax loss for the first quarter is presented net of amounts attributable to noncontrolling interests of $8.4 million in 2020 and $7.8 million in 2019.
(2)	Corporate includes the impact on Q1 2019 for the decrease in the annual effective income tax rate used to compute the provision for income taxes for full year 2019 that occurred in Q4 2019.

Interest and banking costs - Interest and banking costs includes expenses related to our debt.

Clean energy related - Includes the operating results related to our investments in clean coal production plants and Chem-Mod LLC.

Acquisition costs - Consists of professional fees, due diligence and other costs incurred related to our acquisitions.

Corporate - Consists of overhead allocations mostly related to corporate staff compensation and other corporate level activities, cross-selling and motivational meetings for our production staff and field management, expenses related to our new corporate headquarters and the impact of foreign currency translation.  The income tax benefit of stock based awards that vested or were settled in the three-month periods ended March 31, 2020 and 2019 was $9.0 million and $6.0 million, respectively, and is included in the table above in the Corporate line.

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and five clean coal production plants we purchased from a third party on September 1, 2013.  The ability to generate tax credits on 14 of the 34 plants we own expired as of December 31, 2019.  The 20 remaining plants produce refined coal using propriety technologies owned by Chem-Mod LLC.  We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45.  The 14 2009 Era Plants received tax credits through 2019 and the 20 2011 Era Plants can receive tax credits through 2021.

The following table provides a summary of our clean coal plant investments as of March 31, 2020 (in millions):

	Our Portion of Estimated
	Low Range	High Range
	2020	2020
	Adjusted	Adjusted
	After-tax	After-tax
	Earnings	Earnings
Investments that own 2009 Era Plants
14 2009 Not currently active	$-	$-
Investments that own 2011 Era Plants
20 2011 Under long-term production contracts	54.0	67.0
Chem-Mod royalty income, net of noncontrolling interests	16.0	23.0

The estimated earnings information in the table reflects management’s current best estimate of the 2020 low and high ranges of after-tax earnings based on early production estimates from the host utilities, other operating assumptions, including current U.S. federal income tax laws. However, coal-fired power plants may not ultimately produce refined fuel at estimated levels due to seasonal electricity demand, production costs, natural gas prices, weather conditions, as well as many other operational, regulatory and environmental compliance reasons.  Future changes in EPA regulations or U.S. federal income tax laws might materially impact these estimates.  Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 19, 20 and 21 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2019, for a more detailed discussion of these and other factors that could impact the information above.

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

In light of the economic uncertainty caused by COVID-19, we are preserving liquidity by reducing capital expenditures for the remainder of the year and making working capital process changes.  We have also slowed down our acquisition program.  We believe we have sufficient liquidity on hand to continue business operations during this volatile period.  If we experience a significant reduction in revenue, we have additional alternatives to maintain liquidity, including issuing common stock to fund future acquisitions.

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet a substantial portion of our cash requirements.  We believe that our cash flows from operations and borrowings under our Credit Agreement (defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future.  To fund acquisitions made during 2019 and for the three-month period ended March 31, 2020, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuances of our common stock.

Cash provided (used) by operating activities was $108.6 million and $(96.2) million for the three-month periods ended March 31, 2020 and 2019, respectively.  The increase in cash provided by operating activities during the three‑month period ended March 31, 2020 compared to the same period in 2019 was due to the following items: reductions in payments on acquisition earnouts in excess of original estimates of $6.0 million and timing differences between periods in the collection of other receivables.  Net cash flow from operating activities is typically lower in the first quarter due to the timing of payments related to incentive compensation and employee benefits.

Cash provided by operating activities for the three-month period ended March 31, 2020 was favorably impacted by timing differences in the receipts and disbursements of client fiduciary related balances in 2020 compared to 2019.  The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for the three‑month period ended March 31, 2020 with the same period in 2019 (in millions):

	Three-month period ended March 31,
	2020	2019
Net change in premiums and fees receivable	$(2,055.8)	$(1,285.6)
Net change in premiums payable to underwriting enterprises	1,863.1	876.9
Net cash used by the above	$(192.7)	$(408.7)

Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for our non‑cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock‑based and other non-cash compensation expenses.  Cash provided by operating activities can be unfavorably impacted if the amount of IRC Section 45 tax credits generated (which is the amount we recognize for financial reporting purposes) is greater than the amount of tax credits utilized to reduce our tax cash obligations.  Excess tax credits produced during the period result in an increase to our deferred tax assets, which is a net use of cash related to operating activities.  Please see “Clean Energy Investments” below for more information on their potential future impact on cash provided by operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non‑cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows.  Consolidated EBITDAC was $489.9 million and $475.4 million for the three-month periods ended March 31, 2020 and 2019, respectively.  Net earnings attributable to controlling interests were $346.3 million and $334.1 million for the three-month periods ended March 31, 2020 and 2019, respectively.  We believe that EBITDAC items are indicators of trends in liquidity.  From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity.  Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable.  We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us.  In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC.  The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan.  We are not required to make any minimum contributions to the plan for the 2020 plan year nor were we required to make any minimum contributions to the plan for the 2019 plan year.  Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding.  The plan’s actuaries determine contribution rates based on our funding practices and requirements.  Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan.  In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the three-month periods ended March 31, 2020 and 2019. We are not considering making any discretionary contributions to the plan in 2020, but may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Capital expenditures were $29.5 million and $39.3 million for the three-month periods ended March 31, 2020 and 2019, respectively.  In 2020, we expect total expenditures for capital improvements to be approximately $80.0 million, part of which is related to expenditures on office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, were $76.2 million and $175.6 million in the three‑month periods ended March 31, 2020 and 2019, respectively.  In addition, during the three-month period ended March 31, 2020, we issued 0.7 million shares ($72.4 million) of our common stock as payment for a portion of the total consideration paid for 2020 acquisitions and earnout payments made in 2020.  During the three‑month period ended March 31, 2019, we issued 0.5 million shares ($36.5 million) of our common stock as payment for consideration paid for 2019 acquisitions and earnout payments made in 2019.  We completed 8 acquisitions and 11 acquisitions in the three‑month periods ended March 31, 2020 and 2019, respectively.  Annualized revenues of businesses acquired in the three‑month periods ended March 31, 2020 and 2019 totaled approximately $124.2 million and $71.2 million, respectively.  In 2020, we expect to use cash from operations, our Credit Agreement, new debt and our common stock, or a combination thereof to fund all of acquisitions we complete.

We have significantly reduced our acquisition activity because of the economic uncertainty brought on by COVID-19, and if liquidity concerns arise, may be more likely to issue common stock to fund acquisitions.

Dispositions - During the three-month periods ended March 31, 2020 and 2019, we sold several books of business and recognized net gains of $0.2 million and $57.1 million, respectively. We received net cash proceeds of $1.1 million and $74.0 million related to the 2020 and 2019 transactions, respectively.  During the three-month period ended March 31, 2019, we recognized a one-time, net gain of $0.17 of diluted net earnings per share related to the divestiture of a travel insurance brokerage and four other smaller brokerage operations.

Clean Energy Investments - During the period from 2009 through 2020, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45.  Our current estimate of the 2020 annual adjusted net after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2020, is $70.0 million to $90.0 million.  The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants.  We anticipate positive net cash flow related to IRC Section 45 activity in 2020.  However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time.  Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows through at least 2025.  While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall.  Please see “Clean energy investments” on page 54 for a more detailed description of these investments and their risks and uncertainties.  Please see “Other Information” on page 35 for the cash flow impact of the expiration of laws governing tax credits.

Cash Flows From Financing Activities

On June 7, 2019, we entered into an amendment and restatement to our multicurrency credit agreement dated April 8, 2016 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions.  The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from April 8, 2021 to June 7, 2024 and increased the revolving credit commitment from $800.0 million to $1,200.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement).  We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,700.0 million. At March 31, 2020, $280.0 million of borrowings were outstanding under the Credit Agreement.  Due to the outstanding loans and letters of credit, $903.0 million remained available for potential borrowings under the Credit Agreement at March 31, 2020.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time.  In the three-month period ended March 31, 2020, we borrowed $1,730.0 million and repaid $1,970.0 million under our Credit Agreement.  In the three-month period ended March 31, 2019, we borrowed $1,025.0 million and repaid $1,030.0 million under our Credit Agreement.  Principal uses of the 2020 and 2019 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On August 15, 2019, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries.  The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from May 18, 2020 to July 18, 2021, increased the Interbank fee rates and increased the total commitment for the AU$ denominated tranche from AU$185.0 million to AU$245.0 million. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$205.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$40.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. At March 31, 2020, AU$170.0 million and NZ$15.0 million of borrowings were outstanding under Facility B, AU$7.5 million of borrowings outstanding under Facility C and NZ$13.9 million of borrowings were outstanding under Facility D, which in aggregate amount to US$122.6 million of borrowings outstanding under the Premium Financing Debt Facility.

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

At March 31, 2020, we had $4,498.0 million of corporate‑related borrowings outstanding under separate note purchase agreements entered into during the period from 2009 to 2020, and our credit facility, and a cash and cash equivalent balance of $352.8 million.  See Note 7 to our March 31, 2020 unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

Consistent with past practice, as of March 31, 2020, we had entered into pre-issuance hedging transactions of $350.0 million for 2020, $350.0 million for 2021 and $200.0 million for 2022.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants at March 31, 2020.

Dividends - Our board of directors determines our dividend policy.  Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2020, we declared $86.2 million in cash dividends on our common stock, or $0.45 per common share, a 5% increase over the three-month period ended March 31, 2019.  On April 29, 2020, we announced a quarterly dividend for second quarter 2020 of $0.45 per common share. This dividend level in 2020 will result in annualized net cash used by financing activities in 2020 of approximately $340.6 million (based on the number of outstanding shares as of March 31, 2020) or an anticipated increase in cash used of approximately $19.5 million compared to 2019.  We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2019, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock.  The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors.  We make no assurances regarding when, or if, we will issue any shares under this registration statement.  On November 15, 2016, we also filed a shelf registration statement on Form S-4 with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with the future acquisitions of other businesses, assets or securities. At March 31, 2020, 6.6 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in 2008, for up to 10.0 million shares (122.6 million shares remain available).  During the three-month periods ended March 31, 2020 and 2019, we did not repurchase shares of our common stock.  The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions.  We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion.  Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.  See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans.  Proceeds from the issuance of common stock under these plans for the three-month periods ended March 31, 2020 and 2019, were $23.9 million and $32.8 million, respectively.  On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan.  All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP.  Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria.  Stock options with respect to 11.2 million shares (less any shares of restricted stock issued under the LTIP – 2.2 million shares of our common stock were available for this purpose as of March 31, 2020) were available for grant under the LTIP at March 31, 2020.  Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value.  Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the three-month periods ended March 31, 2020 and 2019, and we believe this favorable trend will continue in the foreseeable future.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments.  See Note 14 to the March 31, 2020 unaudited consolidated financial statements for a discussion of these obligations and commitments.  In addition, see Note 17 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2019 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Note 14 to the March 31, 2020 unaudited consolidated financial statements for a discussion of our off‑balance sheet arrangements.  In addition, see Notes 8, 14 and 17 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2019 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2020.  During the three-month period ended March 31, 2019, we recognized a one-time, net gain of $0.17 of diluted net earnings per share related to the divestiture of a travel insurance brokerage and four other smaller brokerage operations. We did not have any material dispositions during the three-month period ended March 31, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices.  The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2020 that are sensitive to changes in interest rates.  The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period.  This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks.  The effect of actual changes in these market risk factors may differ materially from our estimates.

In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk.  These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk.  The fair value of our portfolio of cash and cash equivalents at March 31, 2020 approximated its carrying value due to its short-term duration.  We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio.  The resulting fair values were not materially different from their carrying values at March 31, 2020.

At March 31, 2020, we had $4,498.0 million of borrowings outstanding under our various note purchase agreements.  The aggregate estimated fair value of these borrowings at March 31, 2020 was $4,623.4 million due to their long‑term duration and fixed interest rates associated with these debt obligations.  No active or observable market exists for our private placement long-term debt.  Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.  The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time.  The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today.  An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated.  The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at March 31, 2020 and the resulting fair values would have been $428.9 million higher than their carrying value (or $4,926.9 million).  We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at March 31, 2020 and the resulting fair values would have been $152.3 million lower than their carrying value (or $4,345.7 million).

At March 31, 2020, we had $280.0 million of borrowings outstanding under our Credit Agreement.  The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at March 31, 2020, and the resulting fair value is not materially different from their carrying value.

At March 31, 2020, we had $122.6 million of borrowings outstanding under our Premium Financing Debt Facility.  The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at March 31, 2020, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars.  Please see Item 1A, “Risk Factors,” for additional information regarding potential foreign exchange rate risks arising from Brexit.  In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies.  Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2020 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $11.7 million.  Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2020 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $4.2 million.  We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars.  We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency.  A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes.  If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary.  The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive loss.

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes.  However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk.  During the three-month periods ended March 31, 2020 and 2019, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues through various future payment dates.  In addition, during the three‑month periods ended March 31, 2020 and 2019, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates.  Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged.  All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. In the three-month period ended March 31, 2020 there has been no such effect on our financial presentation.  The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the three-month periods ended March 31, 2020 and 2019.  See Note 13 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at March 31, 2020.

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

Please see the information set forth in Note 14 to our unaudited consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 1A.  Risk Factors

The following represents a material change in our risk factors in our Annual Report on Form 10-K for the year ended December 31, 2019.

The ongoing COVID-19 pandemic could adversely affect our business, results of operations and financial condition.

The global spread of COVID-19 has created significant volatility and uncertainty and economic disruption. The extent to which the pandemic impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within our control and that we may not be able to accurately predict, including: its duration and scope; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services; our ability to sell and provide our services, including limitations on travel and difficulties of our clients and employees working from home and closure of their facilities; the ability of our clients to pay their insurance premiums which could impact our commission and fee revenues for our services; the nature and extent of possible claims that might impact the ability of underwriting enterprises to pay supplemental and contingent commissions; the decrease in new arising workers’ compensation and general liability claims; the long-term impact of closing our offices and our employees working from home; the impact on lost revenue on our employees’ variable and base compensation levels; the impact of reduced investments and postponements related to business modernization projects; the impact of furloughed or terminated employees; and the impact of reduced advertising and sponsorship investments.

Economy-related risks. The decline in economic activity caused by COVID-19 has already adversely affected, and in future periods, could materially adversely affect our business, results of operations and financial condition. Continued reductions in our clients’ exposure units (such as headcount, payroll, properties, the market values of their assets, and plant, equipment and other asset utilization levels, among other factors) will reduce the amount of insurance coverage and consulting and claims administration services they need.  In addition, with unprecedented levels of unemployment and business closures, the number of newly arising workers’ compensation and general liability claims, which directly impact our fee revenues in our risk management operation, have declined materially.  Certain of our industry niches, such as hospitality, transportation, manufacturing and construction, have already been significantly affected by the economic decline. The decline in economic activity due to COVID-19 has caused some of our clients to become financially less stable, and if this trend continues and clients enter bankruptcy, liquidate their operations or consolidate, our revenues and the collectability of our receivables will be adversely affected. Clients with losses due to COVID-19, in addition to suing underwriting enterprises for insurance coverage under business interruption and other policies, may also sue us for improperly failing to procure coverage. In addition, in our risk management operation, we inform claimants of insurance coverage and compensability determinations on behalf of our third-party claims administration clients (including, recently, with respect to numerous COVID-19 related claims) on the basis of client direction or written opinions from outside counsel. Claimants who have been denied coverage and sue our clients may also bring actions against us. While we do not believe any such actions against us would generally have merit, they could result in significant costs, damage our reputation, and/or harm our relationships with clients.

Regulatory risks. To mitigate the economic impact caused by COVID-19, certain governmental entities have declared or proposed a “grace period” on the collection of insurance premiums. It is unclear the impact this would have on our commission revenues, typically calculated as a percentage of premium.  It is possible that such grace periods could delay our receipt of revenues as we continue to incur compensation and operating expenses related to serving our clients. In addition, certain governmental entities have proposed requiring underwriting enterprises to pay business interruption and workers compensation claims for COVID-19 losses despite applicable policy exclusions. Retroactively expanding business interruption or other coverages could materially negatively affect underwriting enterprises, reduce the availability of insurance coverage, and negatively affect our ability to generate commission revenues from such policies as well as supplemental and contingent commissions from underwriting enterprises. Other legislation under consideration would require underwriting enterprises to return premiums to clients on certain lines of coverage. While it is unclear the impact such legislation would have on us, it is possible we could be asked to disgorge commission revenues related to such premiums.

Acquisition program risks. Our acquisition program has historically been an important part of the growth of our brokerage operations.  Acquisition activity has slowed significantly because of the economic uncertainty brought on by COVID-19. This will result in slower revenue growth in the short-term, and possibly in the long-term, than we have experienced in the past. The longer it takes us to resume our historical level of acquisition activity, the greater the impact on our revenue growth.

Operations-related risks. Social distancing and shelter-in-place requirements around the world have resulted in nearly all of our employees working from home.  While we have not experienced any significant operating difficulties since our work-from-home practices began, the inability to meet potential and existing clients face to face may negatively impact our ability to sell and provide our services in the future. Reputational damage from, and the financial impact of, employment-related actions taken in response to COVID-19 could lead employees to depart the company and could make it harder for us to recruit new employees in the future.  In addition, our increased reliance on work-from-home technologies and our employees’ more frequent use of personal devices and non-standard business processing may increase the risk of cybersecurity or data breaches from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions.

Clean-energy investment related risks.  The decline in economic activity due to COVID-19 has already reduced use of coal-generated electricity in the U.S.  In addition, some utilities are also burning less coal in response to lower natural gas prices.  We expect that, in the short term, this lower utilization of coal will reduce our ability to generate net earnings associated with additional tax credits.  The trend may also continue in the long-term.

COVID-19 and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in our Annual Report on Form 10-K for the year ended December 31, 2019, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price.  Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended March 31, 2020:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share (2)	or Programs (3)	or Programs (3)
January 1 through January 31, 2020	8,657	$96.62	—	7,287,019
February 1 through February 29, 2020	3,537	103.00	—	7,287,019
March 1 through March 31, 2020	240,600	83.73	—	7,287,019
Total	252,794	$84.44	—

(1)

Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement.  Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65.  See Note 10 to the March 31, 2020 unaudited consolidated financial statements in this report for more information regarding the DEPP.  The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards.  Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions.  In the first quarter of 2020, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2020 awards under the DCPP.  The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after-tax basis.  Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock.  When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock.  We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust.  We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans.  All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency.  The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.

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

Item 6.	Exhibits

Filed with this Form 10‑Q

3.1	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated January 31, 2020, File No. 1-09701).

*10.16	Arthur J. Gallagher & Co. Deferred Equity Participation Plan, amended and restated as of March 12, 2020.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104

The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 601 of Regulation S-K.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: May 5, 2020	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)