Form 10-Q
period 2020-06-30
Arthur J. Gallagher & Co.
filed 2020-07-31
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of June 30, 2020 was approximately 191,469,000.

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

Potential factors that could impact results include:

•

The current or a future economic downturn or unstable economic conditions, whatever the cause, including the effects of the coronavirus pandemic (which we refer to as COVID-19), or other factors like Brexit, worsening international relations, tariffs, trade wars or climate change and other long-term social, environmental and global health risks;

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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as well as Item 1A “Risk Factors” of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and any other reports we file with the SEC in the future.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2020	2019	2020	2019
Commissions	$827.5	$777.7	$1,844.7	$1,718.1
Fees	459.7	464.7	967.0	929.4
Supplemental revenues	50.3	46.9	109.3	103.6
Contingent revenues	37.4	29.5	82.5	77.5
Investment income	16.0	19.6	34.6	37.9
Net gains on divestitures	1.0	1.9	1.2	59.0
Revenues from clean coal activities	159.5	284.4	341.3	656.7
Other net revenues	0.2	0.1	0.2	0.1
Revenues before reimbursements	1,551.6	1,624.8	3,380.8	3,582.3
Reimbursements	32.4	33.0	70.1	66.1
Total revenues	1,584.0	1,657.8	3,450.9	3,648.4
Compensation	815.6	806.3	1,711.8	1,643.4
Operating	214.8	257.7	472.5	520.2
Reimbursements	32.4	33.0	70.1	66.1
Cost of revenues from clean coal activities	161.2	292.0	346.6	674.5
Interest	50.0	44.9	100.5	85.1
Depreciation	34.4	35.3	71.2	69.3
Amortization	88.2	79.7	223.8	156.2
Change in estimated acquisition earnout payables	15.7	3.4	(73.3)	6.3
Total expenses	1,412.3	1,552.3	2,923.2	3,221.1
Earnings before income taxes	171.7	105.5	527.7	427.3
Provision (benefit) for income taxes	9.9	(15.9)	10.5	(45.8)
Net earnings	161.8	121.4	517.2	473.1
Net earnings attributable to noncontrolling interests	8.1	11.3	17.2	28.9
Net earnings attributable to controlling interests	$153.7	$110.1	$500.0	$444.2
Basic net earnings per share	$0.81	$0.59	$2.64	$2.40
Diluted net earnings per share	0.79	0.58	2.58	2.35
Dividends declared per common share	0.45	0.43	0.90	0.86

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2020	2019	2020	2019
Net earnings	$161.8	$121.4	$517.2	$473.1
Change in pension liability, net of taxes	—	0.8	1.2	2.4
Foreign currency translation, net of taxes	250.7	(60.7)	(130.6)	13.8
Change in fair value of derivative investments, net of taxes	(1.8)	(21.1)	(93.2)	(32.9)
Comprehensive earnings	410.7	40.4	294.6	456.4
Comprehensive earnings attributable to noncontrolling interests	7.3	11.1	17.6	29.3
Comprehensive earnings attributable to controlling interests	$403.4	$29.3	$277.0	$427.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(Unaudited - in millions)

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$349.7	$604.8
Restricted cash	2,653.0	2,019.1
Premiums and fees receivable	6,873.5	5,419.2
Other current assets	884.2	1,074.4
Total current assets	10,760.4	9,117.5
Fixed assets - net	461.4	467.4
Deferred income taxes	1,012.1	945.6
Other noncurrent assets	727.7	773.6
Right-of-use assets	362.2	393.5
Goodwill	5,756.4	5,618.5
Amortizable intangible assets - net	2,226.0	2,318.7
Total assets	$21,306.2	$19,634.8
Premiums payable to underwriting enterprises	$7,950.5	$6,348.5
Accrued compensation and other current liabilities	1,131.6	1,347.8
Deferred revenue - current	453.3	434.1
Premium financing debt	103.6	170.6
Corporate related borrowings - current	225.0	620.0
Total current liabilities	9,864.0	8,921.0
Corporate related borrowings - noncurrent	4,315.4	3,816.1
Deferred revenue - noncurrent	66.3	69.7
Lease liabilities - noncurrent	307.9	340.9
Other noncurrent liabilities	1,218.1	1,271.6
Total liabilities	15,771.7	14,419.3
Stockholders' equity:
Common stock - issued and outstanding 191.5 shares in 2020 and 188.1 shares in 2019	191.5	188.1
Capital in excess of par value	4,051.0	3,825.7
Retained earnings	2,228.3	1,901.3
Accumulated other comprehensive loss	(982.2)	(759.6)
Stockholders' equity attributable to controlling interests	5,488.6	5,155.5
Stockholders' equity attributable to noncontrolling interests	45.9	60.0
Total stockholders' equity	5,534.5	5,215.5
Total liabilities and stockholders' equity	$21,306.2	$19,634.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net earnings	$517.2	$473.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(1.2)	(58.7)
Depreciation and amortization	295.0	225.5
Change in estimated acquisition earnout payables	(73.3)	6.3
Amortization of deferred compensation and restricted stock	30.8	22.7
Stock-based and other noncash compensation expense	6.7	7.1
Payments on acquisition earnouts in excess of original estimates	(14.3)	(9.8)
Effect of changes in foreign exchange rates	(6.5)	4.1
Net change in premiums and fees receivable	(1,569.1)	(1,109.0)
Net change in deferred revenue	18.4	27.0
Net change in premiums payable to underwriting enterprises	1,723.6	1,079.2
Net change in other current assets	103.1	50.4
Net change in accrued compensation and other current liabilities	(206.4)	(167.8)
Net change in income taxes payable	34.3	5.6
Net change in deferred income taxes	(79.3)	(93.6)
Net change in other noncurrent assets and liabilities	23.2	(42.5)
Net cash provided by operating activities	802.2	419.6
Cash flows from investing activities:
Capital expenditures	(58.8)	(75.3)
Cash paid for acquisitions, net of cash and restricted cash acquired	(82.9)	(733.9)
Net proceeds from sales of operations/books of business	2.5	77.1
Net funding of investment transactions	(0.6)	(0.7)
Net cash used by investing activities	(139.8)	(732.8)
Cash flows from financing activities:
Payments on acquisition earnouts	(30.7)	(14.0)
Proceeds from issuance of common stock	58.2	65.1
Payments to noncontrolling interests	(81.4)	(30.6)
Dividends paid	(173.5)	(159.7)
Net borrowings on premium financing debt facility	(62.7)	(15.4)
Borrowings on line of credit facility	2,550.0	2,000.0
Repayments on line of credit facility	(2,970.0)	(1,940.0)
Net borrowings of corporate related long-term debt	524.8	725.0
Debt acquisition costs	(1.3)	(3.9)
Settlements on terminated interest rate swaps	(65.9)	(6.4)
Net cash (used) provided by financing activities	(252.5)	620.1
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	(31.1)	2.9
Net increase in cash, cash equivalents and restricted cash	378.8	309.8
Cash, cash equivalents and restricted cash at beginning of period	2,623.9	2,236.8
Cash, cash equivalents and restricted cash at end of period	$3,002.7	$2,546.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2019	188.1	$188.1	$3,825.7	$1,901.3	$(759.6)	$60.0	$5,215.5
Net earnings	—	—	—	346.3	—	9.1	355.4
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(10.8)	(10.8)
Dividends paid to noncontrolling interests	—	—	—	—	—	(18.9)	(18.9)
Net change in pension asset/ liability, net of taxes of $0.3 million	—	—	—	—	1.2	—	1.2
Foreign currency translation	—	—	—	—	(381.3)	1.2	(380.1)
Change in fair value of derivative instruments, net of taxes of $(28.9) million	—	—	—	—	(91.4)	—	(91.4)
Compensation expense related to stock option plan grants	—	—	3.4	—	—	—	3.4
Common stock issued in:
Three purchase transactions	0.7	0.7	72.4	—	—	—	73.1
Stock option plans	0.4	0.4	17.5	—	—	—	17.9
Employee stock purchase plan	0.1	0.1	5.9	—	—	—	6.0
Deferred compensation and restricted stock	0.3	0.3	(15.3)	—	—	—	(15.0)
Cash dividends declared on common stock	—	—	—	(86.2)	—	—	(86.2)
Balance at March 31, 2020	189.6	189.6	3,909.6	2,161.4	(1,231.1)	40.6	5,070.1
Net earnings	—	—	—	153.7	—	8.1	161.8
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	4.3	4.3
Dividends paid to noncontrolling interests	—	—	—	—	—	(6.3)	(6.3)
Foreign currency translation,	—	—	—	—	250.7	(0.8)	249.9
Change in fair value of derivative instruments, net of taxes of $0.0 million	—	—	—	—	(1.8)	—	(1.8)
Compensation expense related to stock option plan grants	—	—	3.3	—	—	—	3.3
Common stock issued in:
Twenty-six purchase transactions	1.2	1.2	109.7	—	—	—	110.9
Stock option plans	0.5	0.5	21.4	—	—	—	21.9
Employee stock purchase plan	0.1	0.1	12.3	—	—	—	12.4
Deferred compensation and restricted stock	0.1	0.1	(5.3)	—	—	—	(5.2)
Cash dividends declared on common stock	—	—	—	(86.8)	—	—	(86.8)
Balance at June 30, 2020	191.5	$191.5	$4,051.0	$2,228.3	$(982.2)	$45.9	$5,534.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2018	184.0	$184.0	$3,541.9	$1,558.6	$(785.6)	$70.8	$4,569.7
Cumulative effects of adoptions of leaseand hedging accounting standards	—	—	—	(2.2)	(0.2)	—	(2.4)
Net earnings	—	—	—	334.1	—	17.6	351.7
Net purchase of subsidiary shares from noncontrolling interests	—	—	(0.2)	—	—	(0.1)	(0.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(11.0)	(11.0)
Net change in pension asset/ liability, net of taxes of $0.4 million	—	—	—	—	1.6	—	1.6
Foreign currency translation	—	—	—	—	74.5	0.6	75.1
Change in fair value of derivative instruments, net of taxes of $(4.4) million	—	—	—	—	(11.8)	—	(11.8)
Compensation expense related to stock option plan grants	—	—	3.6	—	—	—	3.6
Common stock issued in:
Two purchase transactions	0.5	0.5	36.5	—	—	—	37.0
Stock option plans	0.7	0.7	27.4	—	—	—	28.1
Employee stock purchase plan	0.1	0.1	4.6	—	—	—	4.7
Deferred compensation and restricted stock	—	—	(7.5)	—	—	—	(7.5)
Cash dividends declared on common stock	—	—	—	(80.3)	—	—	(80.3)
Balance at March 31, 2019	185.3	185.3	3,606.3	1,810.2	(721.5)	77.9	4,958.2
Net earnings	—	—	—	110.1	—	11.3	121.4
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(7.3)	(7.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(13.3)	(13.3)
Net change in pension asset/ liability, net of taxes of $0.2 million	—	—	—	—	0.8	—	0.8
Foreign currency translation	—	—	—	—	(60.7)	(0.2)	(60.9)
Change in fair value of derivative instruments, net of taxes of $(7.1) million	—	—	—	—	(21.1)	—	(21.1)
Compensation expense related to stock option plan grants	—	—	3.5	—	—	—	3.5
Common stock issued in:
Five purchase transactions	0.1	0.1	10.9	—	—	—	11.0
Stock option plans	0.5	0.5	21.3	—	—	—	21.8
Employee stock purchase plan	0.1	0.1	10.4	—	—	—	10.5
Deferred compensation and restricted stock	0.1	0.1	4.1	—	—	—	4.2
Cash dividends declared on common stock	—	—	—	(81.0)	—	—	(81.0)
Balance at June 30, 2019	186.1	$186.1	$3,656.5	$1,839.3	$(802.5)	$68.4	$4,947.8

See notes to consolidated financial statements.

Notes to June 30, 2020 Consolidated Financial Statements (Unaudited)

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

Nature of Operations and Basis of Presentation

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or the company, provide insurance brokerage, consulting and third party claims settlement and administration services to both domestic and international entities. We have three reportable segments: brokerage, risk management and corporate.  Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients.

Our brokerage segment operations provide brokerage and consulting services to companies and entities of all types, including commercial, not-for-profit, public entities, and, to a lesser extent, individuals, in the areas of insurance placement, risk of loss management, and management of employer sponsored benefit programs.  Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not-for-profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises.  The corporate segment reports the financial information related to our debt and other corporate costs, clean energy investments, external acquisition-related expenses and the impact of foreign currency translation.  Clean energy investments consist of our investments in limited liability companies that own 35 commercial clean coal production facilities producing refined coal using Chem-Mod LLC’s proprietary technologies.  We believe these operations produce refined coal that qualifies for tax credits under IRC Section 45.

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations.  The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2019, except as disclosed in Note 2, and include all normal recurring adjustments necessary for a fair presentation of the information set forth.  The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019.  In the preparation of our unaudited consolidated financial statements as of June 30, 2020, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition or disclosure therein.

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

3.  Business Combinations

During the six-month period ended June 30, 2020, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash.  These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

							Total	Maximum
	Common	Common				Recorded	Recorded	Potential
Name and Effective	Shares	Share		Accrued	Escrow	Earnout	Purchase	Earnout
Date of Acquisition	Issued	Value	Cash Paid	Liability	Deposited	Payable	Price	Payable
	(000s)
Capsicum Reinsurance Brokers LLP
January 1, 2020 (CRB)	584	$62.9	$64.5	$—	$—	$119.0	$246.4	$209.1
Hanover Excess & Surplus, Inc and Hanover 'Finance, Inc (HES)
January 1, 2020	—	—	30.1	—	3.0	0.2	33.3	9.3
CRES Insurance Services, LLC
June 1, 2020 (CRES)	288	28.5	1.5	—	1.0	5.3	36.3	7.3
Nine other acquisitions completed in 2020	89	6.7	51.9	1.8	5.0	18.4	83.8	35.4
	961	$98.1	$148.0	$1.8	$9.0	$142.9	$399.8	$261.1

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 2.5% to 13.8% for our 2020 acquisitions.  We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rates generally were 9.0% for all of our 2020 acquisitions.

Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended June 30, 2020 and 2019, we recognized $7.7 million and $5.8 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.  During the six-month periods ended June 30, 2020 and 2019, we recognized $18.4 million and $11.4 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended June 30, 2020 and 2019, we recognized $8.0 million of expense and $2.4 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 44 and 46 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2020 and 2019, we recognized $91.6 million and $5.1 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 102 and 68 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $1,060.7 million as of June 30, 2020, of which $474.0 million was recorded in the consolidated balance sheet as of June 30, 2020, based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the six‑month period ended June 30, 2020 (in millions):

				Nine Other
	CRB	HES	CRES	Acquisitions	Total
Cash	$—	$0.3	$1.5	$2.4	$4.2
Other current assets	—	4.0	15.2	21.7	40.9
Fixed assets	—	—	—	0.4	0.4
Noncurrent assets	7.6	0.8	—	2.0	10.4
Goodwill	119.0	13.1	24.6	33.8	190.5
Expiration lists	103.3	19.5	9.3	46.3	178.4
Non-compete agreements	3.3	0.5	0.4	0.4	4.6
Trade names	13.2	—	1.0	—	14.2
Total assets acquired	246.4	38.2	52.0	107.0	443.6
Current liabilities	—	4.4	15.7	19.6	39.7
Noncurrent liabilities	—	0.5	—	3.6	4.1
Total liabilities assumed	—	4.9	15.7	23.2	43.8
Total net assets acquired	$246.4	$33.3	$36.3	$83.8	$399.8

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage services markets and increase the volume of general services currently provided.  The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $190.5 million, $178.4 million, $4.6 million and $14.2 million, respectively, within the brokerage and risk management segment.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments.  The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values.  The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions.  Revenue growth and attrition rates generally ranged from 1.5% to 3.2% and 5.0% to 15.7%, respectively, for our 2019 acquisitions for which valuations were performed in 2020.  We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits.  The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business.  These discount rates generally ranged from 9.0% to 12.5% for our 2019 acquisitions for which valuations were performed in 2020.  The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization.  We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty.  We review all of our intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.  Based on the results of impairment reviews during the three month and six-month periods ended June 30, 2020, we wrote off $0.2  million and $46.0 million, respectively, of amortizable assets related to the brokerage and risk management segments.  No such impairments were noted in the three-month and six-month periods ended June 30, 2019.

Of the $178.4 million of expiration lists, $4.6 million of non-compete agreements and $14.2 million of trade names related to our acquisitions made during the six-month period ended June 30, 2020, $3.4 million, $0.1 million and  zero, respectively, is not expected to be deductible for income tax purposes.  Accordingly, we recorded a deferred tax liability of $1.0 million, and a corresponding amount of goodwill, in the six-month period ended June 30, 2020, related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the six-month period ended June 30, 2020 include the operations of the entities acquired in the six-month period ended June 30, 2020 from their respective acquisition dates.  The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2019 (in millions, except per share data):

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2020	2019	2020	2019
Total revenues	$1,586.3	$1,669.4	$3,458.4	$3,670.6
Net earnings attributable to controlling interests	153.9	111.3	500.4	451.0
Basic net earnings per share	0.81	0.60	2.63	2.42
Diluted net earnings per share	0.79	0.58	2.58	2.37

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2019, nor are they necessarily indicative of future operating results.  Annualized revenues of entities acquired during the six-month period ended June 30, 2020 totaled approximately $138.1 million.  For the six‑month period ended June 30, 2020, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the six-month period ended June 30, 2020 in the aggregate, were $16.6 million and $2.9 million, respectively.

4.  Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	June 30, 2020	December 31, 2019
Unbilled receivables	$736.7	$556.4
Deferred contract costs	70.1	98.3
Deferred revenue	519.6	503.8

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

		Risk
	Brokerage	Management	Total
Deferred revenue at December 31, 2019	$337.2	$166.6	$503.8
Incremental deferred revenue	230.4	77.4	307.8
Revenue recognized during the six-month period ended June 30, 2020 included in deferred revenue at December 31, 2019	(214.2)	(75.6)	(289.8)
Impact of change in foreign exchange rates	(6.2)	—	(6.2)
Deferred revenue recognized from business acquisitions	4.0	—	4.0
Deferred revenue at June 30, 2020	$351.2	$168.4	$519.6

Revenue recognized during the six-month period ended June 30, 2020 in the table above included revenue from 2019 acquisitions that would not be reflected in prior periods.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed.  As of June 30, 2020, the aggregate amount of the contract price allocated to remaining performance obligations was $519.6 million.  The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2020 (remaining six months)	$263.4	$78.7	$342.1
2021	79.1	41.2	120.3
2022	6.7	23.1	29.8
2023	1.0	10.5	11.5
2024	0.5	5.1	5.6
Thereafter	0.5	9.8	10.3
Total	$351.2	$168.4	$519.6

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet.  Deferred contract costs were $70.1 million and $98.3 million as of June 30, 2020 and December 31, 2019, respectively.  Capitalized fulfillment costs are amortized on the contract effective date.  The amount of amortization of the deferred contract costs was $208.1 million and $191.9 million for the six-month periods ended June 30, 2020 and 2019, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment.  These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5.  Other Financial Data

Other Current Assets

Major classes of other current assets consist of the following (in millions):

	June 30, 2020	December 31, 2019
Premium finance advances and loans	$342.6	$388.1
Accrued supplemental, direct bill and other receivables	289.1	369.1
Refined coal production related receivables	88.3	103.4
Deferred contract costs	70.1	98.3
Prepaid expenses	94.1	115.5
Total other current assets	$884.2	$1,074.4

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

6.  Intangible Assets

The carrying amount of goodwill at June 30, 2020 and December 31, 2019 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At June 30, 2020
United States	$3,250.9	$33.1	$—	$3,284.0
United Kingdom	1,237.1	13.5	—	1,250.6
Canada	439.2	—	—	439.2
Australia	417.1	10.5	—	427.6
New Zealand	201.8	9.8	—	211.6
Other foreign	140.6	—	2.8	143.4
Total goodwill	$5,686.7	$66.9	$2.8	$5,756.4
At December 31, 2019
United States	$3,163.8	$33.1	$—	$3,196.9
United Kingdom	1,177.8	12.9	—	1,190.7
Canada	454.4	—	—	454.4
Australia	416.5	10.5	—	427.0
New Zealand	208.0	10.1	—	218.1
Other foreign	128.4	—	3.0	131.4
Total goodwill	$5,548.9	$66.6	$3.0	$5,618.5

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2020 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2019	$5,548.9	$66.6	$3.0	$5,618.5
Goodwill acquired during the period	190.5	—	—	190.5
Goodwill adjustments due to appraisals and other acquisition adjustments	27.9	1.3	—	29.2
Foreign currency translation adjustments during the period	(80.6)	(1.0)	(0.2)	(81.8)
Balance as of June 30, 2020	$5,686.7	$66.9	$2.8	$5,756.4

Major classes of amortizable intangible assets at June 30, 2020 and December 31, 2019 consist of the following (in millions):

	June 30,	December 31,
	2020	2019
Expiration lists	$4,342.8	$4,246.0
Accumulated amortization - expiration lists	(2,203.2)	(2,004.3)
	2,139.6	2,241.7
Non-compete agreements	67.0	68.4
Accumulated amortization - non-compete agreements	(54.0)	(52.5)
	13.0	15.9
Trade names	107.2	91.8
Accumulated amortization - trade names	(33.8)	(30.7)
	73.4	61.1
Net amortizable assets	$2,226.0	$2,318.7

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows:

2020 (remaining six months)	$178.7
2021	337.8
2022	312.3
2023	287.6
2024	252.9
Thereafter	856.7
Total	$2,226.0

7.  Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	June 30,	December 31,
	2020	2019
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 3.48%, balloon due June 24, 2020	$—	$50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due July 10, 2020	50.0	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.65%, balloon due August 2, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	—
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	—
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	—
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	—
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	—
Total Note Purchase Agreements	4,448.0	3,923.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires June 7, 2024	100.0	520.0
Premium Financing Debt Facility - expires July 18, 2021:
Facility B
AUD denominated tranche, interbank rates plus 1.100%	93.1	142.1
NZD denominated tranche, interbank rates plus 1.150%	—	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.575%	6.1	18.8
NZD denominated tranche, interbank rates plus 0.600%	4.4	9.7
Total Premium Financing Debt Facility	103.6	170.6
Total corporate and other debt	4,651.6	4,613.6
Less unamortized debt acquisition costs on Note Purchase Agreements	(7.6)	(6.9)
Net corporate and other debt	$4,644.0	$4,606.7

8.  Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2020	2019	2020	2019
Net earnings attributable to controlling interests	$153.7	$110.1	$500.0	$444.2
Weighted average number of common shares outstanding	190.5	185.8	189.6	185.1
Dilutive effect of stock options using the treasury stock method	3.6	4.0	4.0	4.0
Weighted average number of common and common equivalent shares outstanding	194.1	189.8	193.6	189.1
Basic net earnings per share	$0.81	$0.59	$2.64	$2.40
Diluted net earnings per share	$0.79	$0.58	$2.58	$2.35

Anti-dilutive stock-based awards of 1.6 million and 1.3 million shares were outstanding at June 30, 2020 and 2019, respectively, but were excluded in the computation of the dilutive effect of stock-based awards for the three‑month periods then ended. Anti-dilutive stock-based awards of 1.0 million and 0.8 million shares were outstanding at June 30, 2020 and 2019, respectively, but were excluded in the computation of the dilutive effect of stock-based awards for the six‑month periods then ended.  These stock-based awards were excluded from the computation because the exercise prices on these stock-based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.2 million at June 30, 2020.

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

During the three-month periods ended June 30, 2020 and 2019, we recognized $3.3 million and $3.5 million, respectively, of compensation expense related to our stock option grants. During the six-month periods ended June 30, 2020 and 2019, we recognized $6.7 million and $7.1 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period.  We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2020	2019
Expected dividend yield	$1.80	$1.72
Expected risk-free interest rate	0.7%	2.5%
Volatility	17.3%	15.6%
Expected life (in years)	5.4	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2020 and 2019, as determined on the grant date using the Black-Scholes option pricing model, was $9.99 and $10.71, respectively.

The following is a summary of our stock option activity and related information for 2020 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2020
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	7.9	$56.40
Granted	1.6	86.17
Exercised	(0.9)	44.95
Forfeited or canceled	(0.1)	63.26
Ending balance	8.5	$63.12	4.08	$291.1
Exercisable at end of period	2.9	$46.99	2.12	$144.0
Ending unvested and expected to vest	5.3	$70.67	5.01	$140.8

Options with respect to 11.3 million shares (less any shares of restricted stock issued under the LTIP - see Note 11 to these unaudited consolidated financial statements) were available for grant under the LTIP at June 30, 2020.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2020 and 2019 was $47.1 million and $48.3 million, respectively.  As of June 30, 2020, we had approximately $36.0 million of total unrecognized compensation expense related to nonvested options.  We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at June 30, 2020 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$43.71	—	$43.71	1.6	2.71	$43.71	1.0	$43.71
46.17	—	46.87	1.5	1.33	46.43	1.5	46.43
49.55	—	56.86	1.4	3.71	56.83	0.4	56.85
70.74		70.74	1.2	4.71	70.74	—	70.74
79.59	—	79.59	1.2	5.71	79.59	—	—
86.17	—	86.17	1.6	6.70	86.17	—	—
$43.71	—	$86.17	8.5	4.08	$63.12	2.9	$46.99

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

In the first quarters of 2020 and 2019, the compensation committee approved $14.1 million and $10.1 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2020 and 2019, respectively.  We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2020 and 2019 awards.  During the three-month periods ended June 30, 2020 and 2019, we charged $3.7 million and $2.6 million, respectively, to compensation expense related to these awards.  During the six-month periods ended June 30, 2020 and 2019, we charged $6.0 million and $4.6 million, respectively, to compensation expense related to these awards.

In the first quarters of 2020 and 2019, the compensation committee approved $1.8 million and $2.6 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in the first quarters of 2020 and 2019, respectively.  During the three-month periods ended June 30, 2020 and 2019, we charged $0.7 million and $0.7 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2020 and 2019, we charged $1.4 million and $1.2 million, respectively, to compensation expense related to these awards.  There were no distributions from the sub-plans during the six-month periods ended June 30, 2020 and 2019.

At June 30, 2020 and December 31, 2019, we recorded $70.7 million (related to 2.9 million shares) and $64.5 million (related to 2.9 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet.  The total intrinsic value of our unvested equity-based awards under the plan at June 30, 2020 and December 31, 2019 was $283.8 million and $276.3 million, respectively.  During the six-month period ended June 30, 2020, cash and equity awards with an aggregate fair value of $9.8 million was vested and distributed to executives under the DEPP. During the six-month period ended June 30, 2019, cash and equity awards with an aggregate fair value of $1.3 million was vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections.  In the first quarters of 2020 and 2019, the compensation committee approved $3.0 million and $2.4 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the second quarters of 2020 and 2019, respectively.  During the three‑month periods ended June 30, 2020 and 2019, we charged $1.7 million and $1.2 million, respectively, to compensation expense related to these awards. During the six‑month periods ended June 30, 2020 and 2019, we charged $3.4 million and $2.3 million, respectively, to compensation expense related to these awards. There were $7.3 million of distributions from the DCPP during the six-month period ended June 30, 2020.  There were $2.5 million of distributions from the DCPP during the six-month period ended June 30, 2019.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company.  The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million.  At June 30, 2020, 2.2 million shares were available for grant under the LTIP for such awards.

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

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants.  Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements.  During the three-month periods ended June 30, 2020 and 2019, we recognized $9.5 million and $8.4 million, respectively, to compensation expense related to restricted stock unit awards granted in 2012 through 2020. During the six-month periods ended June 30, 2020 and 2019, we recognized $20.1 million and $14.8 million, respectively, to compensation expense related to restricted stock unit awards granted in 2012 through 2020.  The total intrinsic value of unvested restricted stock units at June 30, 2020 and 2019 was $228.5 million and $199.7 million, respectively.  During the six-month period ended June 30, 2020, equity awards (including accrued dividends) with an aggregate value of $30.6 million, were vested and distributed to employees under this plan.  During the six-month period ended June 30, 2019 equity awards with an aggregate fair value of $2.0 million, were vested and distributed to employees under this plan

Performance Share Awards

On March 12, 2020 and March 14, 2019, pursuant to the LTIP, the compensation committee approved 82,500 and 73,600, respectively, of provisional performance share awards, with an aggregate fair value of $7.1 million and $5.8 million, respectively, for future grants to our officers and key employees. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2020 Proxy Statement). Earned shares for the 2020 and 2019 provisional awards will fully vest based on continuous employment through March 12, 2023 and March 14, 2022, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable thereafter.  The 2020 and 2019 awards are subject to a three-year performance period that began on January 1, 2020 and 2019, respectively, and vest on the three-year anniversary of the date of grant (March 12, 2023 and March 14, 2022). For certain of our executive officers age 55 or older, awards are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.  During the six-month periods ended June 30, 2020 and 2019, equity awards (including accrued dividends) with an aggregate fair value of $12.5 million and $5.7 million, were vested and distributed to employees under this plan.

Cash Awards

On March 12, 2020, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $18.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (213,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant.  At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program).  At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee.  Granted units for the 2020 provisional award will fully vest based on continuous employment through January 1, 2023.  The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2022, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date.  The fair value of the awarded units will be paid out in cash as soon as practicable in 2023.  If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.  We did not recognize any compensation expense during the six-month period ended June 30, 2020 related to the 2020 provisional award under the Program.

On March 14, 2019, pursuant to the Program, the compensation committee approved provisional cash awards of $16.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (206,800 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2019 provisional awards were similar to the terms of the 2020 provisional awards.  Based on our performance for 2019, we granted 200,000 units under the Program in the first quarter of 2020 that will fully vest on January 1, 2022.  During the three-month period ended June 30, 2020, we recognized $1.9 million to compensation expense related to these awards.  During the six-month period ended June 30, 2020, we recognized $4.1 million to compensation expense related to these awards.  We did not recognize any compensation expense during the six-month period ended June 30, 2019 related to the 2019 provisional award under the Program.

On March 15, 2018, pursuant to the Program, the compensation committee approved provisional cash awards of $15.0 million in the aggregate for future grants to our officers and key employees denominated in units (219,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2018 provisional awards were similar to the terms of the 2019 provisional awards.  Based on our performance, we granted 190,000 units under the Program in the first quarter of 2019 that will fully vest on January 1, 2021.  During the three-month periods ended June 30, 2020 and 2019, we recognized $0.9 million and $2.2 million to compensation expense related to these 2018 awards, respectively. During the six-month periods ended June 30, 2020 and 2019, we recognized $3.5 million and $4.1 million, respectively, to compensation expense related to restricted stock unit awards granted in 2012 through 2020.

On March 16, 2017, pursuant to the Program, the compensation committee approved provisional cash awards of $14.3 million in the aggregate for future grant to our officers and key employees denominated in units (255,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved.  Terms of the 2017 provisional awards were similar to the terms of the 2018 provisional awards.  Based on our performance for 2017, we granted 242,000 units under the Program in the first quarter of 2018 that fully vested on January 1, 2020.  During the three-month period ended June 30, 2019, we recognized $2.6 million to compensation expense related to these 2017 awards.  During the six-month period ended June 30, 2019, we recognized $5.0 million to compensation expense related to these 2017 awards.

During the six-month period ended June 30, 2020, cash awards related to the 2017 provisional award with an aggregate fair value of $18.9 million (221,600 units in the aggregate) were vested and distributed to employees under the Program.  During the six-month period ended June 30, 2019, cash awards related to the 2016 provisional award with an aggregate fair value of $22.4 million (341,000 units in the aggregate) were vested and distributed to employees under the Program.

12.  Investments

The following is a summary of our investments included in other noncurrent assets in the consolidated balance sheet and the related funding commitments (in millions):

	June 30, 2020		December 31, 2019
		Funding
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
Clean-coal investments:
Controlling interest in limited liability companies that own fourteen 2009 Era Clean Coal Plants	—	—	—
Non-controlling interest in a limited liability company that owns one 2011 Era Clean Coal Plant	0.2	—	0.3
Controlling interest in limited liability companies that own twenty 2011 Era Clean Coal Plants	19.8	2.1	29.2
Other investments	4.4	—	4.5
Total investments	$30.4	$2.1	$40.0

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

We have not received or pledged any collateral related to derivative arrangements at June 30, 2020.

The notional and fair values of derivatives designated as hedging instruments are as follows at June 30, 2020 and December 31, 2019 (in millions):

		Derivative Assets		Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At June 30, 2020
Interest rate contracts	$550.0	Other current assets	$—	Accrued compensation and other current liabilities	$31.5
		Other noncurrent assets	—	Other noncurrent liabilities	50.0
Foreign exchange contracts (1)	62.2	Other current assets	1.1	Accrued compensation and other current liabilities	4.8
	0	Other noncurrent assets	2.4	Other noncurrent liabilities	5.3
Total	$612.2		$3.5		$91.6
At December 31, 2019
Interest rate contracts	$800.0	Other current assets	$2.8	Accrued compensation and other current liabilities	$25.0
		Other noncurrent assets	5.4	Other noncurrent liabilities	23.0
Foreign exchange contracts (1)	31.7	Other current assets	4.5	Accrued compensation and other current liabilities	1.8
		Other noncurrent assets	8.5	Other noncurrent liabilities	2.6
Total	$831.7		$21.2		$52.4

(1)

Included within foreign exchange contracts at June 30, 2020 were $253.7 million of call options offset with $253.7 million of put options, and $11.7 million of buy forwards offset with $73.9 million of sell forwards.  Included within foreign exchange contracts at December 31, 2019 were $342.0 million of call options offset with $342.0 million of put options, and $12.1 million of buy forwards offset with $43.8 million of sell forwards.

The effect of cash flow hedge accounting on accumulated other comprehensive loss for the three-month and six-month periods ended June 30, 2020 and 2019 were as follows (in millions):

			Amount of
		Amount of	Gain (Loss)
		Gain (Loss)	Recognized
	Amount of	Reclassified	in Earnings
	Gain (Loss)	from	Related to
	Recognized in	Accumulated	Amount
	Accumulated	Other	Excluded
	Other	Comprehensive	from
	Comprehensive	Loss into	Effectiveness	Statement of Earnings
Instrument	Loss (1)	Earnings	Testing	Classification
Three-month period ended June 30, 2020
Interest rate contracts	$6.1	$(0.3)	$—	Interest expense
Foreign exchange contracts	2.0	(0.1)	(0.1)	Commission revenue
		(0.5)	0.4	Compensation expense
		(0.4)	0.2	Operating expense
Total	$8.1	$(1.3)	$0.5
Three-month period ended June 30, 2019
Interest rate contracts	$(25.8)	$(0.3)	$—	Interest expense
Foreign exchange contracts	(3.6)	(0.1)	(0.2)	Commission revenue
		(0.4)	0.3	Compensation expense
		(0.4)	0.3	Operating expense
Total	$(29.4)	$(1.2)	$0.4

Six-month period ended June 30, 2020
Interest rate contracts	$(108.1)	$(0.6)	$—	Interest expense
Foreign exchange contracts	(17.3)	(0.5)	(0.3)	Commission revenue
		(0.8)	0.6	Compensation expense
		(0.6)	0.4	Operating expense
Total	$(125.4)	$(2.5)	$0.7
Six-month period ended June 30, 2019
Interest rate contracts	$(46.7)	$(0.6)	$—	Interest expense
Foreign exchange contracts	0.1	(0.2)	(0.4)	Commission revenue
		(0.6)	0.7	Compensation expense
		(0.5)	0.5	Operating expense
Total	$(46.6)	$(1.9)	$0.8

(1)

For the three-month and six-month periods ended June 30, 2020, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of $0.1 million and $0.4 million, respectively.

We estimate that approximately $11.3 million of pretax loss currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.  During the three months ended June 30, 2020, we settled approximately $66.0  million of interest rate contracts hedges with a notional value of $350.0 million that will be amortized into interest expense in future periods.

14.  Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments.  Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility and purchase commitments at June 30, 2020 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Note purchase agreements	$50.0	$75.0	$200.0	$300.0	$475.0	$3,348.0	$4,448.0
Credit Agreement	100.0	—	—	—	—	—	100.0
Premium Financing Debt Facility	103.6	—	—	—	—	—	103.6
Interest on debt	97.7	190.8	185.1	175.8	158.0	745.3	1,552.7
Total debt obligations	351.3	265.8	385.1	475.8	633.0	4,093.3	6,204.3
Operating lease obligations	57.4	105.8	83.1	65.3	46.3	88.1	446.0
Less sublease arrangements	(0.3)	(0.5)	(0.3)	(0.2)	(0.2)	(0.7)	(2.2)
Outstanding purchase obligations	37.7	42.8	27.7	13.6	8.7	31.0	161.5
Total contractual obligations	$446.1	$413.9	$495.6	$554.5	$687.8	$4,211.7	$6,809.6

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

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located in a building we own at 2850 Golf Road, Rolling Meadows, Illinois, where we have approximately 360,000 square feet of space and will accommodate approximately 2,000 employees at peak pre-pandemic capacity.

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

Outstanding Purchase Obligations - The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at June 30, 2020. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, and financial guarantees as of June 30, 2020 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2020	2021	2022	2023	2024	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$18.3	$18.3
Financial guarantees	0.1	0.2	0.2	0.2	0.2	0.3	1.2
Funding commitments	2.1	—	—	—	—	—	2.1
Total commitments	$2.2	$0.2	$0.2	$0.2	$0.2	$18.6	$21.6

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

Since January 1, 2002, we have acquired 568 companies, all of which were accounted for using the acquisition method for recording business combinations.  Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations.  For all of our acquisitions made in the period from 2016 to 2020 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition.  The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date.  The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,060.7 million, of which $474.0 million was recorded in our consolidated balance sheet as of June 30, 2020 based on the estimated fair value of the expected future payments to be made.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation.  As a result, these investments are accounted for under the equity method.  None of these unconsolidated investments had any outstanding debt at June 30, 2020 or December 31, 2019, that was recourse to us.

At June 30, 2020, we had posted two letters of credit totaling $9.4 million, in the aggregate, related to our self‑insurance deductibles, for which we had a recorded liability of $17.1 million.  We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations.  At June 30, 2020, we had posted seven letters of credit totaling $7.5 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.9 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease.  These letters of credit have never been drawn upon.

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

On July 17, 2019, Midwest Energy Emissions Corp. and MES Inc. (which we refer to together as Midwest Energy) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against us, Chem‑Mod LLC and numerous other related and unrelated parties.  The complaint alleges that the named defendants infringe two patents held exclusively by Midwest Energy and seeks unspecified damages and injunctive relief.  On July 15, 2020, the district court dismissed Midwest Energy’s complaint without prejudice.  On the same day Midwest Energy filed an amended complaint.  We continue to dispute the allegations contained in the complaint and are defending this matter vigorously.  Litigation is inherently uncertain and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us.  We believe the probability of a material loss is remote.

As previously disclosed, our IRC 831(b) (or “micro-captive”) advisory services business has been under investigation by the IRS since 2013. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations.  Additionally, the IRS has initiated audits for the 2012 tax year, and subsequent years, or over 100 of the micro-captive underwriting enterprises organized and/or managed by us.

In May 2020 we learned that the Department of Justice is conducting a criminal investigation related to IRC 831(b) micro-captive underwriting enterprises. We have been advised that we are not currently a target of the investigation. In June 2020 our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) received a grand jury subpoena requesting documents relating to its micro‑captive advisory business. We are in the process of responding to the subpoena.

We are fully cooperating with both the IRS investigation and the Department of Justice investigation.   We are not able to reasonably estimate the amount of any potential loss in connection with these investigations.

On December 7, 2018, a class action lawsuit was filed against us, Artex and other defendants, in the United States District Court for the District of Arizona. The named plaintiffs are micro-captives and related entities and owners who had IRC Section 831(b) tax benefits disallowed by the IRS. The named plaintiffs are seeking to certify a class of all persons who were assessed back taxes, penalties or interest by the IRS as a result of their ownership of or involvement in an IRC Section 831(b) micro-captive during the time period January 1, 2005 to the present. The complaint does not specify the amount of damages sought by the named plaintiffs or the putative class. On August 5, 2019, the trial court granted the defendants’ motion to compel arbitration and dismissed the class action lawsuit.  Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which held an oral argument on the appeal on July 7, 2020.  We will continue to defend against the lawsuit vigorously. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us, nor are we able to reasonably estimate the amount of any potential loss in connection with this lawsuit.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business.  We currently retain the first $10.0 million of every E&O claim.  Our E&O insurance provides aggregate coverage for E&O losses up to $350.0 million in excess of our retained amounts.  We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured.  We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future.  Our E&O reserve in the June 30, 2020 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $3.0 million and below the upper end of the actuarial range by $5.8 million.  In addition to this E&O reserve, in the three-month period ended June 30, 2020, we established provisions for potential unusual pandemic related claim defense and other costs.  We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity.  Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29.  We recorded tax benefits in connection with our ownership in these investments.  At June 30, 2020, we had exposure on $108.0 million of previously earned tax credits.  Under the Tax Act, a portion of these previously earned tax credits were refunded in 2019 for tax year 2018, according to a specific formula.  Under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was passed on March 27, 2020, we have accelerated the refund of all remaining credits on April 17, 2020.  The remaining credits were refunded in second quarter of 2020.  In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS.  However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our June 30, 2020 consolidated balance sheet related to this exposure.

15.  Supplemental Disclosures of Cash Flow Information

	Six-month period ended June 30,
Supplemental disclosures of cash flow information (in millions):	2020	2019
Interest paid	$91.7	$74.6
Income taxes paid, net	20.0	31.2

The following is a reconciliation of our end of period cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the six-month periods ended June 30, 2020 and 2019 (in millions):

	June 30,
	2020	2019
Cash and cash equivalents	$349.7	$512.3
Restricted cash	2,653.0	2,034.3
Total cash, cash equivalents and restricted cash	$3,002.7	$2,546.6

We have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we match 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document.  Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock.  We expensed (net of plan forfeitures) $30.3 million and $29.3 million related to the plan in the six-month periods ended June 30, 2020 and 2019, respectively.  Our Board of Directors has authorized use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we plan to do in February 2021.

16.  Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following:

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Loss
Balance as of December 31, 2019	$(56.5)	$(674.8)	$(28.3)	$(759.6)
Net change in period	1.2	(130.6)	(93.2)	(222.6)
Balance as of June 30, 2020	$(55.3)	$(805.4)	$(121.5)	$(982.2)

The foreign currency translation during the six-month period ended June 30, 2020 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand and the U.K.

During the six-month periods ended June 30, 2020 and 2019, $3.1 million and $3.6 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings.  During the six-month periods ended June 30, 2020 and 2019, $2.5 million and $1.9 million of income, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings.  During the six‑month periods ended June 30, 2020 and 2019, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.
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

Financial information relating to our segments for the three-month and six-month periods ended June 30, 2020 and 2019 is as follows (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2020	2019	2020	2019
Brokerage
Total revenues	$1,201.1	$1,131.2	$2,636.7	$2,513.1
Earnings before income taxes	$247.8	$182.3	$658.6	$594.7
Identifiable assets at June 30, 2020 and 2019			$18,405.6	$16,464.3
Risk Management
Total revenues	$223.2	$242.1	$472.7	$478.5
Earnings before income taxes	$13.2	$21.0	$38.8	$43.0
Identifiable assets at June 30, 2020 and 2019			$929.1	$847.9
Corporate
Total revenues	$159.7	$284.5	$341.5	$656.8
Loss before income taxes	$(89.3)	$(97.8)	$(169.7)	$(210.4)
Identifiable assets at June 30, 2020 and 2019			$1,971.5	$1,888.1
Total
Total revenues	$1,584.0	$1,657.8	$3,450.9	$3,648.4
Earnings before income taxes	$171.7	$105.5	$527.7	$427.3
Identifiable assets at June 30, 2020 and 2019			$21,306.2	$19,200.3

Disaggregation of Revenue

We disaggregate our revenue from contracts with clients by type and geographic location for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenues by type and segment for the three-month period ended June 30, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$827.5	$—	$—	$827.5
Fees	269.1	190.6	—	459.7
Supplemental revenues	50.3	—	—	50.3
Contingent revenues	37.4	—	—	37.4
Investment income	15.8	0.2	—	16.0
Net gains on divestitures	1.0	—	—	1.0
Revenues from clean coal activities	—	—	159.5	159.5
Other net losses	—	—	0.2	0.2
Revenues before reimbursements	1,201.1	190.8	159.7	1,551.6
Reimbursements	—	32.4	—	32.4
Total revenues	$1,201.1	$223.2	$159.7	$1,584.0

Revenues by type and segment for the six-month period ended June 30, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,844.7	$—	$—	$1,844.7
Fees	564.9	402.1	—	967.0
Supplemental revenues	109.3	—	—	109.3
Contingent revenues	82.5	—	—	82.5
Investment income	34.1	0.5	—	34.6
Net gains on divestitures	1.2	—	—	1.2
Revenues from clean coal activities	—	—	341.3	341.3
Other net losses	—	—	0.2	0.2
Revenues before reimbursements	2,636.7	402.6	341.5	3,380.8
Reimbursements	—	70.1	—	70.1
Total revenues	$2,636.7	$472.7	$341.5	$3,450.9

Revenues by geographical location and segment for the three-month period ended June 30, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$740.8	$185.6	$159.7	$1,086.1
United Kingdom	260.9	8.2	—	269.1
Australia	56.9	24.7	—	81.6
Canada	58.2	1.5	—	59.7
New Zealand	38.0	3.2	—	41.2
Other foreign	46.3	—	—	46.3
Total revenues	$1,201.1	$223.2	$159.7	$1,584.0

Revenues by geographical location and segment for the six-month period ended June 30, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,746.7	$398.3	$341.5	$2,486.5
United Kingdom	515.4	19.6	—	535.0
Australia	100.0	46.3	—	146.3
Canada	114.4	2.5	—	116.9
New Zealand	66.0	6.0	—	72.0
Other foreign	94.2	—	—	94.2
Total revenues	$2,636.7	$472.7	$341.5	$3,450.9

Revenues by type and segment for the three-month ended June 30, 2019 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$777.7	$—	$—	$777.7
Fees	256.1	208.6	—	464.7
Supplemental revenues	46.9	—	—	46.9
Contingent revenues	29.5	—	—	29.5
Investment income	19.1	0.5	—	19.6
Net gains on divestitures	1.9	—	—	1.9
Revenues from clean coal activities	—	—	284.4	284.4
Other net losses	—	—	0.1	0.1
Revenues before reimbursements	1,131.2	209.1	284.5	1,624.8
Reimbursements	—	33.0	—	33.0
Total revenues	$1,131.2	$242.1	$284.5	$1,657.8

Revenues by type and segment for the six-month ended June 30, 2019 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,718.1	$—	$—	$1,718.1
Fees	517.9	411.5	—	929.4
Supplemental revenues	103.6	—	—	103.6
Contingent revenues	77.5	—	—	77.5
Investment income	37.0	0.9	—	37.9
Net gains on divestitures	59.0	—	—	59.0
Revenues from clean coal activities	—	—	656.7	656.7
Other net losses	—	—	0.1	0.1
Revenues before reimbursements	2,513.1	412.4	656.8	3,582.3
Reimbursements	—	66.1	—	66.1
Total revenues	$2,513.1	$478.5	$656.8	$3,648.4

Revenues by geographical location and segment for the three-month period ended June 30, 2019 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$685.3	$206.9	$284.5	$1,176.7
United Kingdom	248.7	10.0	—	258.7
Australia	58.8	20.0	—	78.8
Canada	58.4	1.1	—	59.5
New Zealand	41.2	4.1	—	45.3
Other foreign	38.8	—	—	38.8
Total revenues	$1,131.2	$242.1	$284.5	$1,657.8

Revenues by geographical location and segment for the six-month period ended June 30, 2019 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,691.8	$405.4	$656.8	$2,754.0
United Kingdom	452.4	20.2	—	472.6
Australia	104.8	42.5	—	147.3
Canada	115.6	2.3	—	117.9
New Zealand	71.5	8.1	—	79.6
Other foreign	77.0	—	—	77.0
Total revenues	$2,513.1	$478.5	$656.8	$3,648.4

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month and six-month periods ended June 30, 2020. Readers should review this information in conjunction with the June 30, 2020 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2019.

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

Other Information - Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information.  We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates.  As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits produced, because that is the segment which generated the credits.  The law that provides for IRC Section 45 credits expired in December 2019 for our fourteen 2009 Era Plants and will expire in December 2021 for our twenty-one 2011 Era Plants.  We anticipate reporting an effective tax rate of approximately 23.0% to 25.0% in the brokerage segment and 24.0% to 26.0% in the risk management segment for the foreseeable future.  Reported operating results by segment would change if different allocation methods were applied.  When the law governing IRC Section 45 credits expires, reported GAAP revenues and net earnings will decrease, yet our net cash flow will increase as a result of not having to pay expenses to operate the clean coal facilities and also from an increase in the use of credits against our U.S. federal income tax obligations.

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

Overview and Second Quarter 2020 Highlights

We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad.  In the six-month period ended June 30, 2020, we generated approximately 69% of our revenues for the combined brokerage and risk management segments domestically and 31% internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K.  We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 76%, 14% and 10%, respectively, to revenues during the six‑month period ended June 30, 2020.  Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations.  Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

We typically cite the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment.  The first quarter 2020 survey indicated that commercial property/casualty rates increased by 9.3% on average.  The second quarter 2020 survey had not been published as of the filing date of this report.  The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

We believe increases in property/casualty rates will continue for the remainder of 2020; however, loss trends could deteriorate over the next year, leading to a more difficult rate and conditions environment in certain lines.  The economies of the U.S. and other countries around the world have rapidly contracted as a result of COVID-19.  The decreased level of economic activity is leading to, and is likely to continue to lead to, a decline in exposure units and rising unemployment.  However, we expect that our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should help offset, to a degree, softer economic conditions around the world.  Overall, we believe that in a positive rate environment with declining exposure units, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budget.  Based on our experience, there is adequate capacity in the insurance market, most insurance carriers appear to be making rational pricing decisions and clients can broadly still obtain coverage.  Please also refer to the section entitled “COVID-19 Impact” below see pages 43 and 44.

Summary of Financial Results - Three-Month Periods Ended June 30, 2020 and 2019

See the reconciliations of non-GAAP measures on page 40.

(Dollars in millions, except per share data)	2nd Quarter 2020		2nd Quarter 2019		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$1,201.1	$1,200.1	$1,131.2	$1,113.8	6%	8%
Organic revenues		$1,112.3		$1,089.1		2.1%
Net earnings	$190.2		$138.0		38%
Net earnings margin	15.8%		12.2%		+ 364 bpts
Adjusted EBITDAC		$391.3		$292.4		34%
Adjusted EBITDAC margin		32.6%		26.3%		+ 636 bpts
Diluted net earnings per share	$0.97	$1.09	$0.70	$0.75	39%	45%
Risk Management Segment
Revenues before reimbursements	$190.8	$190.8	$209.1	$207.3	(9)%	(8)%
Organic revenues		$187.0		$206.8		(9.6)%
Net earnings	$9.9		$15.5		(36)%
Net earnings margin (before reimbursements)	5.2%		7.4%		- 222 bpts
Adjusted EBITDAC		$33.5		$36.2		(7)%
Adjusted EBITDAC margin (before reimbursements)		17.6%		17.5%		+ 10 bpts
Diluted net earnings per share	$0.05	$0.08	$0.08	$0.09	(38)%	(11)%
Corporate Segment
Diluted net loss per share	$(0.23)	$(0.23)	$(0.20)	$(0.21)
Total Company
Diluted net earnings per share	$0.79	$0.94	$0.58	$0.63	36%	49%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$1.02	$1.17	$0.78	$0.84	31%	39%

Summary of Financial Results - Six-Month Periods Ended June 30, 2020 and 2019

See the reconciliations of non-GAAP measures on page 41.

(Dollars in millions, except per share data)	Six Months 2020		Six Months 2019		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$2,636.7	$2,635.5	$2,513.1	$2,424.5	5%	9%
Organic revenues		$2,434.1		$2,370.9		2.7%
Net earnings	$501.6		$447.5		12%
Net earnings margin	19.0%		17.8%		+ 121 bpts
Adjusted EBITDAC		$886.8		$760.8		17%
Adjusted EBITDAC margin		33.7%		31.4%		+ 227 bpts
Diluted net earnings per share	$2.58	$2.75	$2.29	$2.19	13%	26%
Risk Management Segment
Revenues before reimbursements	$402.6	$402.6	$412.4	$408.0	(2)%	(1)%
Organic revenues		$395.6		$407.1		(2.8)%
Net earnings	$29.0		$31.7		(9)%
Net earnings margin (before reimbursements)	7.2%		7.7%		- 49 bpts
Adjusted EBITDAC		$68.8		$70.5		(2)%
Adjusted EBITDAC margin (before reimbursements)		17.1%		17.3%		- 19 bpts
Diluted net earnings per share	$0.15	$0.17	$0.17	$0.18	(12)%	(6)%
Corporate Segment
Diluted net loss per share	$(0.15)	$(0.15)	$(0.11)	$(0.12)
Total Company
Diluted net earnings per share	$2.58	$2.77	$2.35	$2.25	10%	23%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$2.73	$2.92	$2.46	$2.37	11%	23%

In our corporate segment, net after-tax earnings from our clean energy investments were $5.0 million and $8.2 million, as adjusted, in the three‑month periods ended June 30, 2020 and 2019, respectively.  In our corporate segment, net after-tax earnings from our clean energy investments were $57.5 million and $69.7 million, as adjusted, in the six‑month periods ended June 30, 2020 and 2019, respectively.  We anticipate our clean energy investments to generate between $60.0 million and $70.0 million in adjusted net earnings in 2020.  See “COVID-19 Impact” on pages 43 and 44.  We expect to use the additional cash flow generated by these earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three-month and six-month periods ended June 30, 2020 with the same periods in 2019.  In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share.  Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 46 and 52, respectively, of this filing.

For the Three-Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net
	Reimbursements		Net Earnings		EBITDAC		Earnings Per Share
Segment	2020	2019	2020	2019	2020	2019	2020	2019	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$1,201.1	$1,131.2	$190.2	$138.0	$366.5	$280.9	$0.97	$0.70	39%
Net gains on divestitures	(1.0)	(1.9)	(0.8)	(1.4)	(1.0)	(1.9)	—	(0.01)
Acquisition integration		—	5.1	2.5	6.7	3.4	0.02	0.01
Workforce and lease termination	—	—	11.5	7.2	15.0	9.5	0.06	0.04
Acquisition related adjustments	—	—	8.3	3.0	4.1	6.1	0.04	0.02
Levelized foreign currency translation	—	(15.5)	—	(3.2)	—	(5.6)	—	(0.02)
Effective income tax rate impact	—	—	—	0.6	—	—	—	0.01
Brokerage, as adjusted *	1,200.1	1,113.8	214.3	146.7	391.3	292.4	1.09	0.75	45%
Risk Management, as reported	190.8	209.1	9.9	15.5	28.5	33.8	0.05	0.08	(38)%
Workforce and lease termination	—	—	3.7	2.1	5.0	2.8	0.02	0.01
Acquisition related adjustments	—	—	1.1	(0.2)	—	—	0.01	—
Levelized foreign currency translation	—	(1.8)	—	(0.2)	—	(0.4)	—	—
Effective income tax rate impact	—	—	—	0.2	—	—	—	—
Risk Management, as adjusted *	190.8	207.3	14.7	17.4	33.5	36.2	0.08	0.09	(11)%
Corporate, as reported	159.7	284.5	(38.3)	(32.1)	(35.0)	(45.9)	(0.23)	(0.20)
Effective income tax rate impact	—	—	—	(1.0)	—	—	—	(0.01)
Corporate, as adjusted *	159.7	284.5	(38.3)	(33.1)	(35.0)	(45.9)	(0.23)	(0.21)
Total Company, as reported	$1,551.6	$1,624.8	$161.8	$121.4	$360.0	$268.8	$0.79	$0.58	36%
Total Company, as adjusted *	$1,550.6	$1,605.6	$190.7	$131.0	$389.8	$282.7	$0.94	$0.63	49%
Total Brokerage & Risk
Management, as reported	$1,391.9	$1,340.3	$200.1	$153.5	$395.0	$314.7	$1.02	$0.78	31%
Total Brokerage & Risk
Management, as adjusted *	$1,390.9	$1,321.1	$229.0	$164.1	$424.8	$328.6	$1.17	$0.84	39%

*

For the three-month period ended June 30, 2020, the pretax impact of the brokerage segment adjustments totals $31.5 million, with a corresponding adjustment to the provision for income taxes of $7.4 million relating to these items.  For the three-month period ended June 30, 2020, the pretax impact of the risk management segment adjustments totals $6.5 million, with a corresponding adjustment to the provision for income taxes of $1.7 million relating to these items.  A detailed reconciliation of the 2020 provision for income taxes is shown on page 42.

*

For the three-month period ended June 30, 2019, the pretax impact of the brokerage segment adjustments totals $10.8 million, with a corresponding adjustment to the provision for income taxes of $2.1 million relating to these items.  The pretax impact of the risk management segment adjustments totals $2.2 million, with a corresponding adjustment to the provision for income taxes of $0.3 million relating to these items.  A detailed reconciliation of the 2019 provision for income taxes is shown on page 42.

For the Six-Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net
	Reimbursements		Net Earnings		EBITDAC		Earnings Per Share
Segment	2020	2019	2020	2019	2020	2019	2020	2019	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$2,636.7	$2,513.1	$501.6	$447.5	$844.4	$787.6	2.58	$2.29	13%
Net gains on divestitures	(1.2)	(59.0)	(1.0)	(34.5)	(1.2)	(46.0)	—	(0.18)
Acquisition integration	—	—	10.2	2.8	13.4	3.8	0.05	0.01
Workforce and lease termination	—	—	16.5	11.9	21.5	15.8	0.09	0.06
Acquisition related adjustments	—	—	6.2	2.9	8.7	8.7	0.03	0.02
Levelized foreign currency translation	—	(29.6)	—	(4.7)	—	(9.1)	—	(0.03)
Effective income tax rate impact	—	—	—	2.9	—	—	—	0.02
Brokerage, as adjusted *	2,635.5	2,424.5	533.5	428.8	886.8	760.8	2.75	2.19	26%
Risk Management, as reported	402.6	412.4	29.0	31.7	63.5	67.9	0.15	0.17	(12)%
Workforce and lease termination	—	—	3.9	2.4	5.3	3.2	0.02	0.01
Acquisition related adjustments	—	—	0.9	(0.2)	—	—	—	—
Levelized foreign currency translation	—	(4.4)	—	(0.3)	—	(0.6)	—	—
Effective income tax rate impact	—	—	—	0.4	—	—	—	—
Risk Management, as adjusted *	402.6	408.0	33.8	34.0	68.8	70.5	0.17	0.18	(6)%
Corporate, as reported	341.5	656.8	(13.4)	(6.1)	(58.0)	(111.3)	(0.15)	(0.11)
Effective income tax rate impact	—	—	—	(2.0)	—	—	—	(0.01)
Corporate, as adjusted *	341.5	656.8	(13.4)	(8.1)	(58.0)	(111.3)	(0.15)	(0.12)
Total Company, as reported	$3,380.8	$3,582.3	$517.2	$473.1	$849.9	$744.2	$2.58	$2.35	10%
Total Company, as adjusted *	$3,379.6	$3,489.3	$553.9	$454.7	$897.6	$720.0	$2.77	$2.25	23%
Total Brokerage & Risk
Management, as reported	$3,039.3	$2,925.5	$530.6	$479.2	$907.9	$855.5	$2.73	$2.46	11%
Total Brokerage & Risk
Management, as adjusted *	$3,038.1	$2,832.5	$567.3	$462.8	$955.6	$831.3	$2.92	$2.37	23%

*

For the six-month period ended June 30, 2020, the pretax impact of the brokerage segment adjustments totals $41.7 million, with a corresponding adjustment to the provision for income taxes of $9.8 million relating to these items.  For the six-month period ended June 30, 2020, the pretax impact of the risk management segment adjustments totals $6.5 million, with a corresponding adjustment to the provision for income taxes of $1.7 million relating to these items.  A detailed reconciliation of the 2020 provision for income taxes is shown on page 43.

For the six-month period ended June 30, 2019, the pretax impact of the brokerage segment adjustments totals $28.7 million, with a corresponding adjustment to the provision for income taxes of $10.0 million relating to these items.  The pretax impact of the risk management segment adjustments totals $2.5 million, with a corresponding adjustment to the provision for income taxes of $0.2 million relating to these items.  A detailed reconciliation of the 2019 provision for income taxes is shown on page 43.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings	Provision		Net Earnings	Net Earnings
	Before	(Benefit)		Attributable to	Attributable to	Diluted Net
	Income	for Income	Net	Noncontrolling	Controlling	Earnings
	Taxes	Taxes	Earnings	Interests	Interests	per Share
Quarter Ended June 30, 2020
Brokerage, as reported	$247.8	$57.6	$190.2	$1.5	$188.7	$0.97
Net gains on divestitures	(1.0)	(0.2)	(0.8)	—	(0.8)	—
Acquisition integration	6.7	1.6	5.1	—	5.1	0.02
Workforce and lease termination	15.0	3.5	11.5	—	11.5	0.06
Acquisition related adjustments	10.8	2.5	8.3	—	8.3	0.04
Brokerage, as adjusted	$279.3	$65.0	$214.3	$1.5	$212.8	$1.09
Risk Management, as reported	$13.2	$3.3	$9.9	$—	$9.9	$0.05
Workforce and lease termination	5.0	1.3	3.7	—	3.7	0.02
Acquisition related adjustments	1.5	0.4	1.1	—	1.1	0.01
Risk Management, as adjusted	$19.7	$5.0	$14.7	$—	$14.7	$0.08
Quarter Ended June 30, 2019
Brokerage, as reported	$182.3	$44.3	$138.0	$5.1	$132.9	$0.70
Net gains on divestitures	(1.9)	(0.5)	(1.4)	—	(1.4)	(0.01)
Acquisition integration	3.4	0.9	2.5	—	2.5	0.01
Workforce and lease termination	9.5	2.3	7.2	—	7.2	0.04
Acquisition related adjustments	4.0	1.0	3.0	—	3.0	0.02
Effective income tax rate impact	—	(0.6)	0.6	—	0.6	0.01
Levelized foreign currency translation	(4.2)	(1.0)	(3.2)	—	(3.2)	(0.02)
Brokerage, as adjusted	$193.1	$46.4	$146.7	$5.1	$141.6	$0.75
Risk Management, as reported	$21.0	$5.5	$15.5	$—	$15.5	$0.08
Workforce and lease termination	2.8	0.7	2.1	—	2.1	0.01
Acquisition related adjustments	(0.3)	(0.1)	(0.2)	—	(0.2)	—
Effective income tax rate impact	—	(0.2)	0.2	—	0.2	—
Levelized foreign currency translation	(0.3)	(0.1)	(0.2)	—	(0.2)	—
Risk Management, as adjusted	$23.2	$5.8	$17.4	$—	$17.4	$0.09
Corporate, as reported	$(97.8)	$(65.7)	$(32.1)	$6.2	$(38.3)	$(0.20)
Effective income tax rate impact	—	1.0	(1.0)	—	(1.0)	(0.01)
Corporate, as adjusted	$(97.8)	$(64.7)	$(33.1)	$6.2	$(39.3)	$(0.21)

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings	Provision		Net Earnings	Net Earnings
	Before	(Benefit)		Attributable to	Attributable to	Diluted Net
	Income	for Income	Net	Noncontrolling	Controlling	Earnings
	Taxes	Taxes	Earnings	Interests	Interests	per Share
Six-Months Ended June 30, 2020
Brokerage, as reported	$658.6	$157.0	$501.6	$2.2	$499.4	$2.58
Net gains on divestitures	(1.2)	(0.2)	(1.0)	—	(1.0)	—
Acquisition integration	13.4	3.2	10.2	—	10.2	0.05
Workforce and lease termination	21.5	5.0	16.5	—	16.5	0.09
Acquisition related adjustments	8.0	1.8	6.2	—	6.2	0.03
Brokerage, as adjusted	$700.3	$166.8	$533.5	$2.2	$531.3	$2.75
Risk Management, as reported	$38.8	$9.8	$29.0	$—	$29.0	$0.15
Workforce and lease termination	5.3	1.4	3.9	—	3.9	0.02
Acquisition related adjustments	1.2	0.3	0.9	—	0.9	—
Risk Management, as adjusted	$45.3	$11.5	$33.8	$—	$33.8	$0.17
Six-Months Ended June 30, 2019
Brokerage, as reported	$594.7	$147.2	$447.5	$14.9	$432.6	$2.29
Net gains on divestitures	(46.0)	(11.5)	(34.5)	—	(34.5)	(0.18)
Acquisition integration	3.8	1.0	2.8	—	2.8	0.01
Workforce and lease termination	15.8	3.9	11.9	—	11.9	0.06
Acquisition related adjustments	3.9	1.0	2.9	—	2.9	0.02
Effective income tax rate impact	—	(2.9)	2.9	—	2.9	0.02
Levelized foreign currency translation	(6.2)	(1.5)	(4.7)	—	(4.7)	(0.03)
Brokerage, as adjusted	$566.0	$137.2	$428.8	$14.9	$413.9	$2.19
Risk Management, as reported	$43.0	$11.3	$31.7	$—	$31.7	$0.17
Workforce and lease termination	3.2	0.8	2.4	—	2.4	0.01
Acquisition related adjustments	(0.3)	(0.1)	(0.2)	—	(0.2)	—
Effective income tax rate impact	—	(0.4)	0.4	—	0.4	—
Levelized foreign currency translation	(0.4)	(0.1)	(0.3)	—	(0.3)	—
Risk Management, as adjusted	$45.5	$11.5	$34.0	$—	$34.0	$0.18
Corporate, as reported	$(210.4)	$(204.3)	$(6.1)	$14.0	$(20.1)	$(0.11)
Effective income tax rate impact	—	2.0	(2.0)	—	(2.0)	(0.01)
Corporate, as adjusted	$(210.4)	$(202.3)	$(8.1)	$14.0	$(22.1)	$(0.12)

COVID-19 Impact

In our property/casualty brokerage operations, during the second quarter 2020, our (a) new business generation remained at pre-pandemic levels, (b) retention and non-recurring business were both lower than pre-pandemic levels, (c) renewal customer exposure units (i.e., insured values, payrolls, employees, miles driven, etc.) showed some decline; however, premium rates across most geographies and lines of coverage have continued to increase, effectively mitigating the decline, and (d) net positive mid-term policy modifications were also lower.

In June and thus far in July, renewal customer exposure units showed improvements compared to lows seen in April and May as our customers restarted and reopened their businesses, full policy cancellations have remained similar to pre-pandemic levels, and we continue to see property/casualty premium rates move higher overall which may partially, or fully, offset future declines in exposure units, if any.

In our employee benefits brokerage operations, during the second quarter 2020, and thus far in July, we saw a decrease in new consulting and special project work and a decrease in covered lives on renewal business, but not to the same level as increases in unemployment claims.  We believe the decline in covered lives could persist over the next few quarters, and deteriorate further, if the economy is slow to recover.

In our risk management operations, we began seeing a meaningful decline in new claims arising during the last two weeks of March, which persisted into April.  In each of May, June and July we did see an improved level of claims; however, new claims arising are still well below pre-pandemic levels.  A slower recovery in the number of workers employed could cause fewer claims arising in future quarters.

Our clean energy investments saw lower electricity consumption in the U.S. due to reduced economic activity, milder temperatures and falling natural gas prices.  These conditions, which began in mid-to-late March, continued through June 30.  Thus far in July, production has increased due to warmer weather in our operating locations; however, we expect a reduced level of production for the remainder of 2020.

We activated our business continuity plan in mid-March.  Over 90% of our staff is still working remotely and approximately 20% of our nearly 1,000 locations are open; but most of which are only partially open.  We believe our service levels are unchanged from pre-pandemic levels.  We have not had any office-wide outbreaks of COVID-19, and fewer than 100 confirmed cases amongst our 33,000 employees - all of which we believe contracted the virus outside of our office locations.

Given the deterioration in economic conditions, we are actively managing costs by limiting discretionary spending such as travel, entertainment and advertising expenses, adjusting our real estate footprint, reducing capital expenditures, limiting use of outside labor and consultants, increasing utilization of our centers of excellence, and implementing a support-layer hiring and wage freeze.  In addition, we have adjusted portions of our workforce where volumes have declined significantly and normal attrition is not sufficient; which, to date has impacted less than 3%, and may impact an additional 1%, in 2020, of our global workforce.

The impact of these actions in the second quarter of 2020 was substantial; with estimated savings of approximately $74 million pretax compared to second quarter 2019, as adjusted for pro forma full-quarter costs related to acquisitions closed after March 31, 2019.  Offsetting these savings were severance and lease termination costs of approximately $14 million pretax related to these actions.  We believe savings in the third and fourth quarters compared to the same quarters in 2019, could total between $60 million and $70 million pretax per quarter after adjusting for pro forma full-quarter costs related to acquisitions.  Offsetting possible future savings would be additional severance and lease termination costs, which we estimate could total approximately $5 million to $10 million pretax per quarter related to these actions.  Future net savings may be lower if the economy recovers faster than our forecasts or our costs to implement changes exceed our estimates.

We have not seen any meaningful decline of cash receipts from our clients to date and we have approximately $1.3 billion of available liquidity.  A prolonged economic downturn may cause a deterioration of future cash collections but we believe our cost savings, reduced non-client facing capital expenditures and working capital improvements could mitigate a potential decline in our cash flows over the near‑term.

For a discussion of risk and uncertainties relating to COVID‑19 for our business, results of operations and financial condition, see Part II, Item 1A. Risk Factors in our Quarterly Report on Form 10-Q for the three-months March 31, 2020.

Results of Operations

Brokerage

The brokerage segment accounted for 76% of our revenues during the six-month period ended June 30, 2020. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations.  Our brokerage segment generates revenues by:

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

Litigation, Regulatory and Taxation Matters

IRS and DOJ investigations – As previously disclosed, our IRC 831(b) (or “micro-captive”) advisory services business has been under investigation by the IRS since 2013.  Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations.  Additionally, the IRS has initiated audits for the 2012 tax year, and subsequent tax years, of over 100 of the micro-captive underwriting enterprises organized and/or managed by us. In May 2020 we learned that the Department of Justice is conducting a criminal investigation related to IRC 831(b) micro-captive underwriting enterprises. We have been advised that we are not currently a target of the investigation. In June 2020 our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) received a grand jury subpoena requesting documents relating to its micro-captive advisory business. We are in the process of responding to the subpoena.  We are fully cooperating with both the IRS investigation and the Department of Justice investigation. We are not able to reasonably estimate the amount of any potential loss in connection with these investigations.

Class action lawsuit - On December 7, 2018, a class action lawsuit was filed against us, Artex and other defendants, in the United States District Court for the District of Arizona.  The named plaintiffs are micro-captives and their related entities and owners who had IRC Section 831(b) tax benefits disallowed by the IRS. The named plaintiffs are seeking to certify a class of all persons who were assessed back taxes, penalties or interest by the IRS as a result of their ownership of or involvement in an IRS Section 831(b) micro‑captive during the time period January 1, 2005 to the present.  The complaint does not specify the amount of damages sought by the named plaintiffs or the putative class. On August 5, 2019, the trial court granted the defendants’ motion to compel arbitration and dismissed the class action lawsuit.  Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit, which held an oral argument on the appeal on July 7, 2020.  We will continue to defend against the lawsuit vigorously.  Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us, nor are we able to reasonably estimate the amount of any potential loss in connection with this lawsuit.

Financial information relating to our brokerage segment results for the three-month and six-month periods ended June 30, 2020 as compared to the same periods in 2019, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2020	2019	Change	2020	2019	Change
Commissions	$827.5	$777.7	$49.8	$1,844.7	$1,718.1	$126.6
Fees	269.1	256.1	13.0	564.9	517.9	47.0
Supplemental revenues	50.3	46.9	3.4	109.3	103.6	5.7
Contingent revenues	37.4	29.5	7.9	82.5	77.5	5.0
Investment income	15.8	19.1	(3.3)	34.1	37.0	(2.9)
Net gains on divestitures	1.0	1.9	(0.9)	1.2	59.0	(57.8)
Total revenues	1,201.1	1,131.2	69.9	2,636.7	2,513.1	123.6
Compensation	672.4	659.3	13.1	1,425.2	1,336.5	88.7
Operating	162.2	191.0	(28.8)	367.1	389.0	(21.9)
Depreciation	17.8	16.4	1.4	35.4	32.6	2.8
Amortization	86.6	78.7	7.9	220.8	154.2	66.6
Change in estimated acquisition earnout payables	14.3	3.5	10.8	(70.4)	6.1	(76.5)
Total expenses	953.3	948.9	4.4	1,978.1	1,918.4	59.7
Earnings before income taxes	247.8	182.3	65.5	658.6	594.7	63.9
Provision for income taxes	57.6	44.3	13.3	157.0	147.2	9.8
Net earnings	190.2	138.0	52.2	501.6	447.5	54.1
Net earnings attributable to noncontrolling interests	1.5	5.1	(3.6)	2.2	14.9	(12.7)
Net earnings attributable to controlling interests	$188.7	$132.9	$55.8	$499.4	$432.6	$66.8
Diluted net earnings per share	$0.97	$0.70	$0.27	$2.58	$2.29	$0.29
Other Information
Change in diluted net earnings per share	39%	3%		13%	18%
Growth in revenues	6%	13%		5%	14%
Organic change in commissions and fees	1%	6%		3%	5%
Compensation expense ratio	56%	58%		54%	53%
Operating expense ratio	14%	17%		14%	15%
Effective income tax rate	23%	24%		24%	25%
Workforce at end of period (includes acquisitions)				25,051	23,940
Identifiable assets at June 30				$18,405.6	$16,464.3
EBITDAC
Net earnings	$190.2	$138.0	$52.2	$501.6	$447.5	$54.1
Provision for income taxes	57.6	44.3	13.3	157.0	147.2	9.8
Depreciation	17.8	16.4	1.4	35.4	32.6	2.8
Amortization	86.6	78.7	7.9	220.8	154.2	66.6
Change in estimated acquisition earnout payables	14.3	3.5	10.8	(70.4)	6.1	(76.5)
EBITDAC	$366.5	$280.9	$85.6	$844.4	$787.6	$56.8

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2020 to the same periods in 2019 (in millions):

	Three-month period ended June 30,			Six-month period ended June 30,
	2020	2019	Change	2020	2019	Change
Net earnings, as reported	$190.2	$138.0	37.8%	$501.6	$447.5	12.1%
Provision for income taxes	57.6	44.3		157.0	147.2
Depreciation	17.8	16.4		35.4	32.6
Amortization	86.6	78.7		220.8	154.2
Change in estimated acquisition earnout payables	14.3	3.5		(70.4)	6.1
EBITDAC	366.5	280.9	30.5%	844.4	787.6	7.2%
Net gains on divestitures	(1.0)	(1.9)		(1.2)	(46.0)
Acquisition integration	6.7	3.4		13.4	3.8
Acquisition related adjustments	4.1	6.1		8.7	8.7
Workforce and lease termination related charges	15.0	9.5		21.5	15.8
Levelized foreign currency translation	—	(5.6)		—	(9.1)
EBITDAC, as adjusted	$391.3	$292.4	33.8%	$886.8	$760.8	16.6%
Net earnings margin, as reported	15.8%	12.2%	+ 364 bpts	19.0%	17.8%	+ 121 bpts
EBITDAC margin, as adjusted	32.6%	26.3%	+ 636 bpts	33.7%	31.4%	+ 227 bpts
Reported revenues	$1,201.1	$1,131.2		$2,636.7	$2,513.1
Adjusted revenues - see page 39	$1,200.1	$1,113.8		$2,635.5	$2,424.5

Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended June 30, 2020, compared to the same period in 2019, was due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2020 ($70.9 million), and to the organic change in base commissions and fee revenues.  The organic change in base commissions and fee revenues was 1.2% and 6.2% for the three-month periods ended June 30, 2020 and 2019, respectively.

The aggregate increase in base commissions and fees for the six-month period ended June 30, 2020, compared to the same period in 2019, was due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2020 ($161.7 million), and to the organic change in base commissions and fee revenues.  The organic change in base commissions and fee revenues was 2.6% and 5.4% for the six-month periods ended June 30, 2020 and 2019, respectively.

In our property/casualty brokerage operations, during the three-month period ended June 30, 2020, relative to same period in 2019, our (a) new business generation remained at pre-pandemic levels, (b) retention and non-recurring business were both lower than pre-pandemic levels, (c) renewal customer exposure units (i.e., insured values, payrolls, employees, miles driven, etc.) showed some decline; however, premium rates across most geographies and lines of coverage have continued to increase, effectively mitigating the decline, and (d) net positive mid-term policy modifications were also lower.  In June 2020 and thus far in July, renewal customer exposure units rebounded off of showed improvement compared to lows seen in April and May as our customers restarted and reopened their businesses, full policy cancellations have remained similar to pre-pandemic levels, and we continue to see property/casualty premium rates move higher overall which may partially, or fully, offset future declines in exposure units, if any.  In our employee benefits brokerage operations, during the three-month period ended June 30, 2020 relative to same period in 2019, and thus far in July, we saw a decrease in new consulting and special project work and a decrease in covered lives on renewal business, but not to the same level as increases in unemployment claims.  We believe the decline in covered lives could persist over the next few quarters, and deteriorate further, if the economy is slow to recover.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month and six-month periods ended June 30, 2020 and 2019 include the following (in millions):

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
Organic Revenues (Non-GAAP)	2020	2019	Change	2020	2019	Change
Base Commissions and Fees
Commission and fees, as reported	$1,096.6	$1,033.8	6.1%	$2,409.6	$2,236.0	7.8%
Less commission and fee revenues from acquisitions	(70.9)	—		(161.7)	—
Less divested operations and program repricing	—	(6.3)		—	(18.3)
Levelized foreign currency translation	—	(14.0)		—	(26.2)
Organic base commission and fees	$1,025.7	$1,013.5	1.2%	$2,247.9	$2,191.5	2.6%
Supplemental revenues
Supplemental revenues, as reported	$50.3	$46.9	7.2%	$109.3	$103.6	5.5%
Less supplemental revenues from acquisitions	(0.5)	—		(3.0)	—
Levelized foreign currency translation	—	(0.6)		—	(1.2)
Organic supplemental revenues	$49.8	$46.3	7.6%	$106.3	$102.4	3.8%
Contingent revenues
Contingent revenues, as reported	$37.4	$29.5	26.8%	$82.5	$77.5	6.5%
Less contingent revenues from acquisitions	(0.6)	—		(2.6)	—
Levelized foreign currency translation	—	(0.2)		—	(0.5)
Organic contingent revenues	$36.8	$29.3	25.6%	$79.9	$77.0	3.8%
Total reported commissions, fees, supplemental revenues and contingent revenues	$1,184.3	$1,110.2	6.7%	$2,601.4	$2,417.1	7.6%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(72.0)	—		(167.3)	—
Less divested operations and program repricing	—	(6.3)		—	(18.3)
Levelized foreign currency translation	—	(14.8)		—	(27.9)
Total organic commissions, fees, supplemental revenues and contingent revenues	$1,112.3	$1,089.1	2.1%	$2,434.1	$2,370.9	2.7%

The following is a summary of brokerage segment acquisition activity for 2020 and 2019:

	Three-month period ended June 30,		Six-month period ended June 30,
	2020	2019	2020	2019
Number of acquisitions closed	4	13	12	24
Estimated annualized revenues acquired (in millions)	$13.9	$194.5	$138.1	$265.7

We issued 370,000 shares and 71,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions in the second quarter of 2020 and 2019, respectively. We issued 974,000 shares and 523,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions in the six-month period ended 2020 and 2019, respectively.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2020, 2019 and 2018 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2020
Reported supplemental revenues	$59.0	$50.3			$109.3
Reported contingent revenues	45.1	37.4			82.5
Reported supplemental and contingent revenues	$104.1	$87.7			$191.8
2019
Reported supplemental revenues	$56.7	$46.9	$49.8	$57.1	$210.5
Reported contingent revenues	48.0	29.5	30.4	27.7	135.6
Reported supplemental and contingent revenues	$104.7	$76.4	$80.2	$84.8	$346.1
2018
Reported supplemental revenues	$52.0	$48.1	$43.9	$45.9	$189.9
Reported contingent revenues	34.9	21.8	25.7	15.6	98.0
Reported supplemental and contingent revenues	$86.9	$69.9	$69.6	$61.5	$287.9

Investment income and net gains on divestitures - This primarily represents (1) interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing and (2) net gains related to divestitures and sales of books of business, which were $1.0 million and $1.9 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $1.2 million and $59.0 million for the six-month periods ended June 30, 2020 and 2019, respectively. During the six-month period ended June 30, 2019, we recognized a one-time, net gain of $0.17 of diluted net earnings per share related to the divestiture of a travel insurance brokerage and four other smaller brokerage operations.  Investment income in the three-month and six-month periods ended June 30, 2020 decreased compared to the same periods in 2019, primarily due to decreases in interest income from our U.S. operations due to decreases in interest income earned on client held funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2020 with the same periods in 2019 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2020	2019	2020	2019
Compensation expense, as reported	$672.4	$659.3	$1,425.2	$1,336.5
Acquisition integration	(3.8)	(2.1)	(7.6)	(2.1)
Workforce and lease termination related charges	(13.3)	(8.5)	(18.9)	(10.7)
Acquisition related adjustments	(4.1)	(6.1)	(8.7)	(8.7)
Levelized foreign currency translation	—	(8.4)	—	(16.2)
Compensation expense, as adjusted	$651.2	$634.2	$1,390.0	$1,298.8
Reported compensation expense ratios	56.0%	58.3%	54.1%	53.2%
Adjusted compensation expense ratios	54.3%	56.9%	52.7%	53.6%
Reported revenues	$1,201.1	$1,131.2	$2,636.7	$2,513.1
Adjusted revenues - see page 39	$1,200.1	$1,113.8	$2,635.5	$2,424.5

The increase in compensation expense for the three‑month period ended June 30, 2020, compared to the same period in 2019, was primarily due to increased headcount, salary increases and increases in incentive compensation linked to operating results - $15.6 million in the aggregate, increases in severance related costs - $4.8 million, acquisition integration - $1.7 million, stock compensation expense - $0.2 million and deferred compensation - $0.1 million, offset by decreases in employee benefits - $5.7 million, acquisition related $2.0 million and temporary-staffing expense - $1.6 million. The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2020.

The increase in compensation expense for the six‑month period ended June 30, 2020, compared to the same period in 2019, was primarily due to increased headcount, salary increases and increases in incentive compensation linked to operating results - $62.8 million in the aggregate, increases in employee benefits - $7.5 million, severance related costs - $8.2 million, acquisition integration - $5.5 million, stock compensation expense - $3.1 million and deferred compensation - $1.7 million, offset by a decrease in temporary-staffing expense - $0.1 million.  The increase in employee headcount primarily relates to employees associated with the acquisitions completed in the twelve-month period ended June 30, 2020.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2020 with the same periods in 2019 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2020	2019	2020	2019
Operating expense, as reported	$162.2	$191.0	$367.1	$389.0
Acquisition integration	(2.9)	(1.3)	(5.8)	(1.7)
Workforce and lease termination related charges	(1.7)	(1.0)	(2.6)	(5.1)
Costs related to divestitures	—	—	—	(13.0)
Levelized foreign currency translation	—	(1.5)	—	(4.3)
Operating expense, as adjusted	$157.6	$187.2	$358.7	$364.9
Reported operating expense ratios	13.5%	16.9%	13.9%	15.5%
Adjusted operating expense ratios	13.1%	16.8%	13.6%	15.1%
Reported revenues	$1,201.1	$1,131.2	$2,636.7	$2,513.1
Adjusted revenues - see page 39	$1,200.1	$1,113.8	$2,635.5	$2,424.5

The decrease in operating expense for the three-month period ended June 30, 2020 compared to the same period in 2019, was primarily due to decreases in meeting and client entertainment expense - $23.8 million, employee related expense - $9.7 million, outside consulting fees - $4.4 million, office supplies - $4.2 million, other expense - $3.5 million, professional and banking fees - $1.9 million, marketing expense - $0.8 million, technology expenses - $0.4 million and premium finance interest expense - $0.3 million, partially offset by an unfavorable foreign currency translation - $0.8 million and increases in business insurance - $12.3 million, licenses and fees $3.1 million, acquisition integration - $1.6 million, outside services expense - $0.7 million, lease termination charges - $0.7 million, real estate expenses - $0.5 million and bad debt expense - $0.4 million. Also impacting operating expense in the three‑month period ended June 30, 2020, were expenses associated with the acquisitions completed in the twelve‑month period ended June 30, 2020.

The decrease in operating expense for the six-month period ended June 30, 2020 compared to the same period in 2019, was primarily due to decreases in meeting and client entertainment expense - $25.8 million, costs related to divestitures $13.0 million, employee related expense - $8.9 million, office supplies - $4.5 million, other expense - $3.8 million, outside consulting fees - $3.5 million, lease termination charges - $2.5 million, premium finance interest expense - $0.6 million, marketing expense - $0.2 million, partially offset by an unfavorable foreign currency translation - $0.3 million and increases in business insurance - $14.6 million, bad debt expense - $7.2 million, real estate expenses - $5.6 million, licenses and fees $5.5 million, acquisition integration - $4.1 million, technology expenses - $1.4 million, outside services expense - $1.4 million and professional and banking fees - $1.1 million.  Also impacting operating expense in the six‑month period ended June 30, 2020, were expenses associated with the acquisitions completed in the twelve‑month period ended June 30, 2020.

Depreciation - Depreciation expense increased in the three-month and six-month periods ended June 30, 2020 compared to the same periods in 2019 by $1.4 million and $2.8 million, respectively.  The increase in depreciation expense in 2020 compared to 2019 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems.  Also contributing to the increase in depreciation expense was the depreciation expenses associated with acquisitions completed in the twelve‑month period ended June 30, 2020.

Amortization - The increase in amortization expense in the three‑month and six-month periods ended June 30, 2020 compared to the same periods in 2019 was primarily due to write-off of amortizable intangible assets and amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2020.  Based on the results of impairment reviews during the six-month period ended June 30, 2020, we wrote off $45.8 million of amortizable assets.  No such impairments were noted in the six-month period ended June 30, 2019.  We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets.  In reviewing intangible assets, if the fair value were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.  In consideration of the potential impacts that COVID-19 has on our reporting units, we did perform a qualitative impairment review on carrying value of our goodwill for all of our reporting units as of June 30, 2020 and no indicators of impairment were noted.

Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three‑month period ended June 30, 2020, compared to the same period in 2019, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance.  During the three-month periods ended June 30, 2020 and 2019, we recognized $7.6 million and $5.6 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2016 to 2020. During the six-month periods ended June 30, 2020 and 2019, we recognized $18.2 million and $10.9 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2016 to 2020.  In addition, during the three‑month periods ended June 30, 2020 and 2019, we recognized $6.7 million of expense and $2.1 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 41 and 45 acquisitions, respectively. In addition, during the six‑month periods ended June 30, 2020 and 2019, we recognized $88.5 million and $4.8 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 98 and 67 acquisitions, respectively.

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

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2020 and 2019, were 23.2% and 24.3%, respectively. The brokerage segment’s effective income tax rates for the six-month periods ended June 30, 2020 and 2019, were 23.8% and 24.8%, respectively. We anticipate reporting an effective tax rate of approximately 23.0% to 25.0% in our brokerage segment for the foreseeable future.

Net earnings (loss) attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended June 30, 2020 and 2019, include noncontrolling interest earnings of $1.5 million and $5.1 million, respectively, and $2.2 million and $14.9 million for the six-month periods ended June 30, 2020 and 2019, respectively, of which for 2019 primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum Re).  Prior to December 31, 2019, we were partners in this venture with Grahame Chilton, the former CEO of our International Brokerage Division (who stepped down from the role effective July 1, 2018).  We were the controlling partner, participating in 33% of Capsicum Re’s net operating results and Mr. Chilton owned approximately 50% of Capsicum Re. In January 2020, we increased our ownership interest in Capsicum Re from 33% to 100%. Founded in December 2013 through a strategic partnership with Gallagher, Capsicum Re has since grown to become the world’s fifth largest reinsurance broker with offices in the U.K., U.S., Bermuda and South America.

Risk Management

The risk management segment accounted for 14% of our revenue during the six-month period ended June 30, 2020.  Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises.  Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees.  We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for the three-month and six-month periods ended June 30, 2020 as compared to the same periods in 2019, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2020	2019	Change	2020	2019	Change
Fees	$190.6	$208.6	$(18.0)	$402.1	$411.5	$(9.4)
Investment income	0.2	0.5	(0.3)	0.5	0.9	(0.4)
Revenues before reimbursements	190.8	209.1	(18.3)	402.6	412.4	(9.8)
Reimbursements	32.4	33.0	(0.6)	70.1	66.1	4.0
Total revenues	223.2	242.1	(18.9)	472.7	478.5	(5.8)
Compensation	126.1	128.8	(2.7)	257.0	253.6	3.4
Operating	36.2	46.5	(10.3)	82.1	90.9	(8.8)
Reimbursements	32.4	33.0	(0.6)	70.1	66.1	4.0
Depreciation	12.3	11.9	0.4	24.6	22.7	1.9
Amortization	1.6	1.0	0.6	3.0	2.0	1.0
Change in estimated acquisition earnout payables	1.4	(0.1)	1.5	(2.9)	0.2	(3.1)
Total expenses	210.0	221.1	(11.1)	433.9	435.5	(1.6)
Earnings before income taxes	13.2	21.0	(7.8)	38.8	43.0	(4.2)
Provision for income taxes	3.3	5.5	(2.2)	9.8	11.3	(1.5)
Net earnings	9.9	15.5	(5.6)	29.0	31.7	(2.7)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings attributable to controlling interests	$9.9	$15.5	$(5.6)	$29.0	$31.7	$(2.7)
Diluted net earnings per share	$0.05	$0.08	$(0.03)	$0.15	$0.17	$(0.02)
Other information
Change in diluted net earnings per share	-38%	-11%		-12%	-6%
Growth in revenues (before reimbursements)	-9%	4%		-2%	4%
Organic change in fees (before reimbursements)	-10%	3%		-3%	4%
Compensation expense ratio (before reimbursements)	66%	62%		64%	61%
Operating expense ratio (before reimbursements)	19%	22%		20%	22%
Effective income tax rate	25%	26%		25%	26%
Workforce at end of period (includes acquisitions)				6,438	6,454
Identifiable assets at June 30				$929.1	$847.9
EBITDAC
Net earnings	$9.9	$15.5	$(5.6)	$29.0	$31.7	$(2.7)
Provision for income taxes	3.3	5.5	(2.2)	9.8	11.3	(1.5)
Depreciation	12.3	11.9	0.4	24.6	22.7	1.9
Amortization	1.6	1.0	0.6	3.0	2.0	1.0
Change in estimated acquisition earnout payables	1.4	(0.1)	1.5	(2.9)	0.2	(3.1)
EBITDAC	$28.5	$33.8	$(5.3)	$63.5	$67.9	$(4.4)

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month and six-month periods ended June 30, 2020 to the same periods in 2019 (in millions):

	Three-month period ended June 30,			Six-month period ended June 30,
	2020	2019	Change	2020	2019	Change
Net earnings, as reported	$9.9	$15.5	(36.1)%	$29.0	$31.7	(8.5)%
Provision for income taxes	3.3	5.5		9.8	11.3
Depreciation	12.3	11.9		24.6	22.7
Amortization	1.6	1.0		3.0	2.0
Change in estimated acquisition earnout payables	1.4	(0.1)		(2.9)	0.2
Total EBITDAC	28.5	33.8	(15.7)%	63.5	67.9	(6.5)%
Workforce and lease termination related charges	5.0	2.8		5.3	3.2
Levelized foreign currency translation	—	(0.4)		—	(0.6)
EBITDAC, as adjusted	$33.5	$36.2	(7.5)%	$68.8	$70.5	(2.4)%
Net earnings margin (before reimbursements), as reported	5.2%	7.4%	- 222 bpts	7.2%	7.7%	- 49 bpts
EBITDAC margin (before reimbursements), as adjusted	17.6%	17.5%	+ 10 bpts	17.1%	17.3%	- 19 bpts
Reported revenues (before reimbursements)	$190.8	$209.1		$402.6	$412.4
Adjusted revenues (before reimbursements) - see page 39	$190.8	$207.3		$402.6	$408.0

Fees - The decrease in fees for the three-month and six-month periods ended June 30, 2020 compared to the same periods in 2019 was due primarily to the impact of COVID-19.  In our risk management operations, we began seeing a meaningful decline in new claims arising during the last two weeks of March 2020, which persisted into April.  In each of May, June and July 2020, we did see an improved level of claims; however, new claims arising are still well below pre-pandemic levels.  A slower recovery in the number of workers employed could cause fewer claims arising in future quarters.  Organic change in fee revenues for the three-month period ended June 30, 2020 was -9.6% compared to 3.0% for the same period in 2019.  Organic change in fee revenues for the six-month period ended June 30, 2020 was -2.8% compared to 3.5% for the same period in 2019.

Items excluded from organic fee computations yet impacting revenue comparisons for the three‑month and six-month periods ended June 30, 2020 include the following (in millions):

	Three-Month Period Ended June 30, 2020			Six-Month Period Ended June 30, 2020
Organic Revenues (Non-GAAP)	2020	2019	Change	2020	2019	Change
Fees	$189.5	$208.2	-9.0%	$399.7	$409.8	-2.5%
International performance bonus fees	1.1	0.4		2.4	1.7
Fees as reported	190.6	208.6	-8.6%	402.1	411.5	-2.3%
Less fees from acquisitions	(3.6)	—		(6.5)	—
Levelized foreign currency translation	—	(1.8)		—	(4.4)
Organic fees	$187.0	$206.8	-9.6%	$395.6	$407.1	-2.8%

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

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents.  Investment income in the three‑month and six-month periods ended June 30, 2020 decreased compared to the same periods in 2019 primarily due to decreases in interest income from our U.S. operations.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month and six-month periods ended June 30, 2020 with the same periods in 2019 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2020	2019	2020	2019
Compensation expense, as reported	$126.1	$128.8	$257.0	$253.6
Workforce and lease termination related charges	(4.9)	(2.8)	(5.2)	(3.2)
Levelized foreign currency translation	—	(1.1)	—	(2.9)
Compensation expense, as adjusted	$121.2	$124.9	$251.8	$247.5
Reported compensation expense ratios (before reimbursements)	66.1%	61.6%	63.8%	61.5%
Adjusted compensation expense ratios (before reimbursements)	63.5%	60.3%	62.5%	60.7%
Reported revenues (before reimbursements)	$190.8	$209.1	$402.6	$412.4
Adjusted revenues (before reimbursements) - see page 39	$190.8	$207.3	$402.6	$408.0

The decrease in compensation expense for the three-month period ended June 30, 2020 compared to the same period in 2019, was primarily due to decreased headcount and decreases in salaries and incentive compensation - $2.6 million in the aggregate, employee benefits expense - $2.1 million and temporary-staffing expense - $1.4 million, partially offset by an unfavorable foreign currency translation - $1.1 million and increases in severance related costs - $2.1 million and stock compensation expense - $0.2 million. Contributing to the decrease in employee headcount is terminated and/or furloughed employees, partially offset by headcount associated with the acquisitions completed in the twelve-month period ended June 30, 2020.

The increase in compensation expense for the six-month period ended June 30, 2020 compared to the same period in 2019, was primarily due to a unfavorable foreign currency translation - $2.9 million and increased headcount and increases in salaries and incentive compensation - $0.5 million in the aggregate, severance related costs - $2.0 million, stock compensation expense - $0.9 million and deferred compensation - $0.3 million, partially offset by decreases in temporary-staffing expense - $2.7 million and employee benefits expense - $0.5 million.  Contributing to the decrease in employee headcount is terminated and/or furloughed employees, partially offset by headcount associated with the acquisitions completed in the twelve-month period ended June 30, 2020.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month and six-month periods ended June 30, 2020 with the same periods in 2019 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2020	2019	2020	2019
Operating expense, as reported	$36.2	$46.5	$82.1	$90.9
Workforce and lease termination related charges	(0.1)	—	(0.1)	—
Levelized foreign currency translation	—	(0.3)	—	(0.9)
Operating expense, as adjusted	$36.1	$46.2	$82.0	$90.0
Reported operating expense ratios (before reimbursements)	19.0%	22.2%	20.4%	22.0%
Adjusted operating expense ratios (before reimbursements)	18.9%	22.3%	20.4%	22.1%
Reported revenues (before reimbursements)	$190.8	$209.1	$402.6	$412.4
Adjusted revenues (before reimbursements) - see page 39	$190.8	$207.3	$402.6	$408.0

The decrease in operating expense for the three-month period ended June 30, 2020 compared to the same period in 2019, was primarily due to decreases in meeting and client entertainment expenses - $3.7 million, outside consulting fees - $3.0 million, employee related expense - $0.8 million, professional and banking fees - $0.7 million, business insurance $0.5 million and office supplies $0.4 million, partially offset by an increase in technology expenses - $1.1 million.

The decrease in operating expense for the six-month period ended June 30, 2020 compared to the same period in 2019, was primarily due to decreases in outside consulting fees - $1.9 million, meeting and client entertainment expenses - $5.1 million, employee related expense - $0.9 million, business insurance - $0.5 million, professional and banking fees - $0.5 million, real estate expense - $0.4 million and office supplies - $0.3 million, partially offset by an increase in technology expenses - $1.9 million, bad debt expense - $0.7 million and other expense - $0.3 million.

Depreciation - Depreciation expense increased in the three‑month and six-month periods ended June 30, 2020 compared to the same periods in 2019 by $0.4 million and $1.9 million, respectively.  These increases reflect the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and relocations, and expenditures related to upgrading computer systems.

Amortization - The increase in amortization expense in the three‑month and six-month periods ended June 30, 2020 compared to the same periods in 2019 was primarily due to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2020.  Based on the results of impairment reviews during the six-month period ended June 30, 2020, we wrote off $0.2 million of amortizable assets

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three‑month period ended June 30, 2020 compared to the same period in 2019, was primarily due to acquisition activity in 2019.  During the three-month periods ended June 30, 2020 and 2019, we recognized $0.1 million and $0.2 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.  During the six-month periods ended June 30, 2020 and 2019, we recognized $0.3 million and $0.5 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.  In addition, during the three-month periods ended June 30, 2020 and 2019, we recognized $1.3 million of expense and $0.3 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for three and one acquisitions, respectively. In addition, during the six-month periods ended June 30, 2020 and 2019, we recognized $3.1 million and $0.3 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for four and one acquisitions, respectively.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2020 and 2019 were 25.0% and 26.2%, respectively. The risk management segment’s effective income tax rates for the six-month periods ended June 30, 2020 and 2019 were 25.3% and 26.3%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 24.0% to 26.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency translation.  For a detailed discussion of the nature of these investments, see Note 12 to our consolidated financial statements included herein for a summary of our investments as of June 30, 2020 and in Note 14 to our most recent Annual Report on Form 10‑K as of December 31, 2019.  For a detailed discussion of the nature of our debt, see Note 7 to our consolidated financial statements included herein as of June 30, 2020 and in Note 8 to our most recent Annual Report on Form 10‑K as of December 31, 2019.

Financial information relating to our corporate segment results for the three-month and six-month periods ended June 30, 2020 as compared to the same periods in 2019 is as follows (in millions, except per share and percentages):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2020	2019	Change	2020	2019	Change
Revenues from consolidated clean coal production plants	$146.7	$270.0	$(123.3)	$314.6	$626.4	$(311.8)
Royalty income from clean coal licenses	13.0	15.3	(2.3)	26.9	31.9	(5.0)
Loss from unconsolidated clean coal production plants	(0.2)	(0.9)	0.7	(0.2)	(1.6)	1.4
Other net gains	0.2	0.1	0.1	0.2	0.1	0.1
Total revenues	159.7	284.5	(124.8)	341.5	656.8	(315.3)
Cost of revenues from consolidated clean coal production plants	161.2	292.0	(130.8)	346.6	674.5	(327.9)
Compensation	17.1	18.2	(1.1)	29.6	53.3	(23.7)
Operating	16.4	20.2	(3.8)	23.3	40.3	(17.0)
Interest	50.0	44.9	5.1	100.5	85.1	15.4
Depreciation	4.3	7.0	(2.7)	11.2	14.0	(2.8)
Total expenses	249.0	382.3	(133.3)	511.2	867.2	(356.0)
Loss before income taxes	(89.3)	(97.8)	8.5	(169.7)	(210.4)	40.7
Benefit for income taxes	(51.0)	(65.7)	14.7	(156.3)	(204.3)	48.0
Net loss	(38.3)	(32.1)	(6.2)	(13.4)	(6.1)	(7.3)
Net earnings attributable to noncontrolling interests	6.6	6.2	0.4	15.0	14.0	1.0
Net loss attributable to controlling interests	$(44.9)	$(38.3)	$(6.6)	$(28.4)	$(20.1)	$(8.3)
Diluted net loss per share	$(0.23)	$(0.20)	$(0.03)	$(0.15)	$(0.11)	$(0.04)
Identifiable assets at June 30				$1,971.5	$1,888.1
EBITDAC
Net loss	$(38.3)	$(32.1)	$(6.2)	$(13.4)	$(6.1)	$(7.3)
Benefit for income taxes	(51.0)	(65.7)	14.7	(156.3)	(204.3)	48.0
Interest	50.0	44.9	5.1	100.5	85.1	15.4
Depreciation	4.3	7.0	(2.7)	11.2	14.0	(2.8)
EBITDAC	$(35.0)	$(45.9)	$10.9	$(58.0)	$(111.3)	$53.3

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities.

•

The decrease in revenue from consolidated clean coal production plants for the three-month and six-month periods ended June 30, 2020, compared to the same periods in 2019, was due primarily to decreased production of refined coal.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC.  As of June 30, 2020, we hold a 46.5% controlling interest in Chem-Mod LLC. As Chem-Mod LLC’s manager, we are required to consolidate its operations.

•

The decrease in royalty income in the three-month and six-month periods ended June 30, 2020, compared to the same periods in 2019, was due to decreased production of refined coal by Chem-Mod LLC’s licensees.

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities.  The production of the refined coal generates pretax operating losses.

The low level of losses in the three-month and six-month periods ended June 30, 2020 and 2019 is due to the vast majority of our operations being consolidated.

Cost of revenues - Cost of revenues from consolidated clean coal production plants consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above.  The decrease in the three‑month and six-month periods ended June 30 2020, compared to the same periods in 2019, was primarily due to decreased production of refined coal.

Compensation expense - Compensation expense in the three-month periods ended June 30, 2020 and 2019 was $17.1 million and $18.2 million, respectively. The decrease in compensation expense for the three-month period ended June 30, 2020 compared to the same period in 2019 was due primarily to headcount controls, benefit expense savings and the clean energy results for the quarter.  Compensation expense in the six-month periods ended June 30, 2020 and 2019 was $29.6 million and $53.3 million, respectively.  The decrease in compensation expense for the six‑month period ended June 30, 2020 compared to the same period in 2019 was due primarily to headcount controls, benefit expense savings and a decrease in incentive compensation due to the clean energy results in 2020.

Operating expense - Operating expense in the three-month period ended June 30, 2020 includes banking and related fees of $1.5 million, external professional fees and other due diligence costs related to acquisitions of $1.3 million, other corporate and clean energy related expenses, including legal fees, and costs related to corporate data and branding initiatives, of $8.5 million, and a net unrealized foreign exchange remeasurement loss of $5.1 million.

Operating expense in the six-month period ended June 30, 2020 includes banking and related fees of $2.8 million, external professional fees and other due diligence costs related to acquisitions of $3.9 million, other corporate and clean energy related expenses, including legal fees, and costs related to corporate data and branding initiatives, of $23.9 million, and a net unrealized foreign exchange remeasurement gain of $7.3 million.

Operating expense in the three-month period ended June 30, 2019 includes banking and related fees of $1.3 million, external professional fees and other due diligence costs related to acquisitions of $4.5 million, other corporate and clean energy related expenses, including legal fees, and costs related to corporate data and branding initiatives, of $12.9 million, and a net realized loss related to foreign exchange hedge contracts of $3.2 million and unrealized foreign exchange remeasurement gain of $1.7 million.

Operating expense in the six-month period ended June 30, 2019 includes banking and related fees of $2.3 million, external professional fees and other due diligence costs related to acquisitions of $8.1 million, other corporate and clean energy related expenses, including legal fees, and costs related to corporate data and branding initiatives, of $26.3 million, and a net realized loss related to foreign exchange hedge contracts of $3.2 million and unrealized foreign exchange remeasurement loss of $0.4 million.

Interest expense - The increase in interest expense for the three-month and six-month periods ended June 30, 2020, compared to the same periods in 2019, was due to the following:

Change in interest expense related to:	Three-month period ended June 30, 2020	Six-month period ended June 30, 2020
Interest on borrowings from our Credit Agreement	$(1.4)	$(1.2)
Interest on the maturity of the Series C notes	(0.8)	(1.5)
Interest on the maturity of the Series K and L notes	(0.4)	(0.8)
Interest on the $398.0 million notes funded on August 2 and 4, 2017	(0.2)	(0.3)
Interest on the $500.0 million notes funded on June 13, 2018	(0.2)	(0.3)
Interest on the $340.0 million notes funded on February 13, 2019	—	2.0
Interest on the $260.0 million notes funded on March 13, 2019	—	2.7
Interest on the $175.0 million notes funded on June 12, 2019	1.5	3.5
Interest on the $50.0 million notes funded on December 2, 2019	0.4	0.8
Interest on the $575.0 million notes funded on January 30, 2020	5.9	9.9
Amortization of hedge gains/losses	0.3	0.6
Net change in interest expense	$5.1	$15.4

Depreciation - Depreciation expense in the three-month and six-month periods ended June 30, 2020 decreased compared to the same period in 2019.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates.  As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 credits expired in December 2019 for our fourteen 2009 Era Plants and will expire in December 2021 for our twenty-one 2011 Era Plants.  Our consolidated effective tax rate for the three-month period ended June 30, 2020 was 5.8% compared to (15.1)% for the same period in 2019. Our consolidated effective tax rate for the six-month period ended June 30, 2020 was 2.0% compared to (10.7)% for the same period in 2019.  The tax rates for June 30, 2020 and 2019 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the period.  There were $92.7 million and $136.3 million of Section 45 tax credits recognized in the six‑month periods ended June 30, 2020 and 2019, respectively.  There were $58.9 million and $96.1 million of tax credits produced in the six‑month periods ended June 30, 2020 and 2019, respectively.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended June 30, 2020 and 2019 include non-controlling interest earnings of $6.7 million and $7.5 million, respectively related to our investment in Chem-Mod LLC.  The amounts reported in this line for the six-month periods ended June 30, 2020 and 2019 include noncontrolling interest earnings of $14.0 million and $16.7 million, respectively related to our investment in Chem-Mod LLC.  As of June 30, 2020 and 2019, we hold a 46.5% controlling interest in Chem-Mod LLC.  Also included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three‑month and six-month periods ended June 30, 2020 and 2019 for the corporate segment (in millions):

	2020			2019
			Net Earnings			Net Earnings
		Income	(Loss)		Income	(Loss)
		Tax	Attributable to		Tax	Attributable to
	Pretax	(Provision)	Controlling	Pretax	(Provision)	Controlling
Three-Month Periods Ended June 30,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs	$(51.5)	$12.9	$(38.6)	$(46.0)	$12.0	$(34.0)
Clean energy related (1)	(22.9)	27.9	5.0	(36.6)	44.8	8.2
Acquisition costs	(1.4)	0.2	(1.2)	(7.8)	1.3	(6.5)
Corporate (2) (3)	(20.1)	10.0	(10.1)	(13.6)	7.6	(6.0)
Reported three-month period	(95.9)	51.0	(44.9)	(104.0)	65.7	(38.3)
Effective income tax rate impact (2)	—	—	—	—	(1.0)	(1.0)
Interest and banking costs	(51.5)	12.9	(38.6)	(46.0)	12.0	(34.0)
Clean energy related (1)	(22.9)	27.9	5.0	(36.6)	44.8	8.2
Acquisition costs	(1.4)	0.2	(1.2)	(7.8)	1.3	(6.5)
Corporate (2) (3)	(20.1)	10.0	(10.1)	(13.6)	6.6	(7.0)
Adjusted three-month period	$(95.9)	$51.0	$(44.9)	$(104.0)	$64.7	$(39.3)

	2020			2019
			Net Earnings			Net Earnings
		Income	(Loss)		Income	(Loss)
		Tax	Attributable to		Tax	Attributable to
	Pretax	(Provision)	Controlling	Pretax	(Provision)	Controlling
Six-Month Periods Ended June 30,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs	$(103.3)	$25.9	$(77.4)	$(87.1)	$22.7	$(64.4)
Clean energy related (1)	(46.8)	104.3	57.5	(90.1)	159.8	69.7
Acquisition costs	(4.1)	0.4	(3.7)	(11.7)	1.9	(9.8)
Corporate (2) (3)	(30.5)	25.7	(4.8)	(35.5)	19.9	(15.6)
Reported six-month period	(184.7)	156.3	(28.4)	(224.4)	204.3	(20.1)
Effective income tax rate impact (2)	—	—	—	—	(2.0)	(2.0)
Interest and banking costs	(103.3)	25.9	(77.4)	(87.1)	22.7	(64.4)
Clean energy related (1)	(46.8)	104.3	57.5	(90.1)	159.8	69.7
Acquisition costs	(4.1)	0.4	(3.7)	(11.7)	1.9	(9.8)
Corporate (2) (3)	(30.5)	25.7	(4.8)	(35.5)	17.9	(17.6)
Adjusted six-month period	$(184.7)	$156.3	$(28.4)	$(224.4)	$202.3	$(22.1)

(1)

Pretax loss for the second quarter is presented net of amounts attributable to noncontrolling interests of $6.6 million in 2020 and $6.2 million in 2019. Pretax loss for the six-month periods are presented net of amounts attributable to noncontrolling interests of $15.0 million in 2020 and $14.0 million in 2019.

(2)	Corporate includes the impact on Q1 2019 for the decrease in the annual effective income tax rate used to compute the provision for income taxes for full year 2019 that occurred in Q4 2019.
(3)

Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $5.1 million in Q2 2020 and a gain of $1.7 million in Q2 2019.  Corporate pretax loss includes a net unrealized foreign exchange remeasurement gain of $7.3 million in the six months 2020 and a loss of $0.4 million in in the six months 2019.

Interest and banking costs - Interest and banking costs includes expenses related to our debt.

Clean energy related - Includes the operating results related to our investments in clean coal production plants and Chem-Mod LLC.

Acquisition costs - Consists of professional fees, due diligence and other costs incurred related to our acquisitions.

Corporate - Consists of overhead allocations mostly related to corporate staff compensation and other corporate level activities, cross-selling and motivational meetings for our production staff and field management, expenses related to our new corporate headquarters and the impact of foreign currency translation.  The income tax benefit of stock based awards that vested or were settled in the six-month periods ended June 30, 2020 and 2019 was $14.3 million and $10.6 million, respectively, and is included in the table above in the Corporate line.

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and five clean coal production plants we purchased from a third party on September 1, 2013 and one that we purchased from a third party on May 28, 2020.  The ability to generate tax credits on 14 of the 35 plants we own expired as of December 31, 2019.  The 21 remaining plants produce refined coal using propriety technologies owned by Chem-Mod LLC.  We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45.  The 14 2009 Era Plants received tax credits through 2019 and the 21 2011 Era Plants can receive tax credits through 2021.

The following table provides a summary of our clean coal plant investments as of June 30, 2020 (in millions):

	Our Portion of Estimated
	Low Range	High Range
	2020	2020
	Adjusted	Adjusted
	After-tax	After-tax
	Earnings	Earnings
Investments that own 2009 Era Plants
12 2009 Under long-term production contracts during 2019 and prior periods	$18.0	$13.4
Investments that own 2011 Era Plants
17 2011 Under long-term production contracts	70.5	59.9
4 2011 Restarted under long-term contracts Q4 2019 and Q3 2020	6.7	1.5
Chem-Mod royalty income, net of noncontrolling interests	23.4	22.9

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

In light of the economic uncertainty caused by COVID-19, we are preserving liquidity by reducing capital expenditures for the remainder of the year and making working capital process changes such as moving more cash into the U.S. from our international operations, pursuing collections on receivables from our customers and partners and renegotiating longer payment terms on vendor payables.  We have also slowed down our acquisition program.  We believe we have sufficient liquidity on hand to continue business operations during this volatile period.  If we experience a significant reduction in revenue, we have additional alternatives to maintain liquidity, including issuing common stock to fund future acquisitions.

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flows from operations to meet a substantial portion of our cash requirements.  We believe that our cash flows from operations and borrowings under our Credit Agreement (defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future.  To fund acquisitions made during 2019 and for the six-month period ended June 30, 2020, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuances of our common stock.

Cash provided by operating activities was $802.2 million and $419.6 million for the six-month periods ended June 30, 2020 and 2019, respectively.  The increase in cash provided by operating activities during the six‑month period ended June 30, 2020 compared to the same period in 2019 was primarily due to timing differences between periods in the collection of other current receivables and payments on current liabilities.  During the three-month period ended June 30, 2020, we managed our working capital in terms of receivables and payables as a cautionary step to protect liquidity during this volatile period.  In addition, during the three-month period ended June 30, 2020, the company filed a refund claim under a CARES Act provision that accelerates the ability of companies to recover Alternative Minimum Tax (which we refer to as AMT) credits and we received a $28.5 million refund related to our AMT credit carryovers, which was the remaining amount owed to us.  Under the CARES Act we also elected to defer the payment of $16.3 million of employer payroll tax obligations incurred in the three-month period ended June 30, 2020 into 2021 and 2022.  This also defers our income tax deduction related to these employer payroll taxes, which results in an unfavorable temporary income tax adjustment of $4.1 million that will reverse in the year that the payroll taxes are paid.  We also deferred $18.0 million of estimated federal income tax payments from second quarter 2020 to third quarter 2020.

Cash provided by operating activities for the six-month period ended June 30, 2020 was favorably impacted by timing differences in the receipts and disbursements of client fiduciary related balances in 2020 compared to 2019.  The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for the six‑month period ended June 30, 2020 with the same period in 2019 (in millions):

	Six-month period ended June 30,
	2020	2019
Net change in premiums and fees receivable	$(1,569.1)	$(1,109.0)
Net change in premiums payable to underwriting enterprises	1,723.6	1,079.2
Net cash provided (used) by the above	$154.5	$(29.8)

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

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non‑cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows.  Consolidated EBITDAC was $849.9 million and $744.2 million for the six-month periods ended June 30, 2020 and 2019, respectively.  Net earnings attributable to controlling interests were $500.0 million and $444.2 million for the six-month periods ended June 30, 2020 and 2019, respectively.  We believe that EBITDAC items are indicators of trends in liquidity.  From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity.  Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable.  We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us.  In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC.  The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan.  We are not required to make any minimum contributions to the plan for the 2020 plan year, nor were we required to make any minimum contributions to the plan for the 2019 plan year.  Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding.  The plan’s actuaries determine contribution rates based on our funding practices and requirements.  Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan.  In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the six-month periods ended June 30, 2020 and 2019. We are not considering making any discretionary contributions to the plan in 2020, but may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Capital expenditures were $58.8 million and $75.3 million for the six-month periods ended June 30, 2020 and 2019, respectively.  In 2020, we expect total expenditures for capital improvements to be approximately $80.0 million, part of which is related to expenditures on office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, were $82.9 million and $733.9 million in the six‑month periods ended June 30, 2020 and 2019, respectively.  In addition, during the six-month period ended June 30, 2020, we issued 1.9 million shares ($182.1 million) of our common stock as payment for a portion of the total consideration paid for 2020 acquisitions and earnout payments made in 2020.  During the six‑month period ended June 30, 2019, we issued 0.6 million shares ($47.4 million) of our common stock as payment for consideration paid for 2019 acquisitions and earnout payments made in 2019.  We completed 12 acquisitions and 24 acquisitions in the six‑month periods ended June 30, 2020 and 2019, respectively.  Annualized revenues of businesses acquired in the six‑month periods ended June 30, 2020 and 2019 totaled approximately $138.1 million and $265.7 million, respectively.  During the three-month period ended June 30, 2020, the company made the decision to fund the majority of the consideration paid for acquisitions and earnout payments made in the quarter using company stock to preserve cash.  For the remainder of 2020, we expect to use cash from operations, our Credit Agreement, new debt and our common stock, or a combination thereof to fund all of the acquisitions we complete.

We have significantly reduced our acquisition activity because of the economic uncertainty brought on by COVID-19, and if liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.

Dispositions - During the six-month periods ended June 30, 2020 and 2019, we sold several books of business and recognized net gains of $1.2 million and $59.0 million, respectively. We received net cash proceeds of $2.5 million and $77.1 million related to the 2020 and 2019 transactions, respectively.  During the six-month period ended June 30, 2019, we recognized a one-time, net gain of $0.17 of diluted net earnings per share related to the divestiture of a travel insurance brokerage and four other smaller brokerage operations.

Clean Energy Investments - During the period from 2009 through 2020, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45.  Our current estimate of the 2020 annual adjusted net after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2020, is $60.0 million to $70.0 million.  The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants.  We anticipate positive net cash flow related to IRC Section 45 activity in 2020.  However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time.  Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows through at least 2025.  While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall.  Please see “Clean energy investments” on pages 59 and 60 for a more detailed description of these investments and their risks and uncertainties.  Please see “Other Information” on page 38 for the cash flow impact of the expiration of laws governing tax credits.

Cash Flows From Financing Activities

On June 7, 2019, we entered into an amendment and restatement to our multicurrency credit agreement dated April 8, 2016 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions.  The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from April 8, 2021 to June 7, 2024 and increased the revolving credit commitment from $800.0 million to $1,200.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement).  We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,700.0 million. At June 30, 2020, $100.0 million of borrowings were outstanding under the Credit Agreement.  Due to the outstanding loans and letters of credit, $1,082.6 million remained available for potential borrowings under the Credit Agreement at June 30, 2020.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time.  In the six-month period ended June 30, 2020, we borrowed $2,550.0 million and repaid $2,970.0 million under our Credit Agreement.  In the six-month period ended June 30, 2019, we borrowed $2,000.0 million and repaid $1,940.0 million under our Credit Agreement.  Principal uses of the 2020 and 2019 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On August 15, 2019, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries.  The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from May 18, 2020 to July 18, 2021, increased the Interbank fee rates and increased the total commitment for the AU$ denominated tranche from AU$185.0 million to AU$245.0 million. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$205.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$40.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. At June 30, 2020, AU$135.0 million and NZ$0.0 million of borrowings were outstanding under Facility B, AU$8.9 million of borrowings outstanding under Facility C and NZ$6.8 million of borrowings were outstanding under Facility D, which in aggregate amount to US$103.6 million of borrowings outstanding under the Premium Financing Debt Facility.

On January 30, 2020, we closed and funded an offering of $575.0 million aggregate principal amount of fixed rate private placement unsecured senior notes. The weighted average maturity of these notes is 11.7 years and the weighted average interest rate is 4.23% per annum after giving effect to underwriting costs and the net hedge loss. In 2017 and 2018, we entered into pre-issuance interest rate hedging transactions related to this private placements.  We realized a net cash loss of approximately $8.9 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over a ten year period.

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

At June 30, 2020, we had $4,448.0 million of corporate‑related borrowings outstanding under separate note purchase agreements entered into during the period from 2009 to 2020, and our credit facility, and a cash and cash equivalent balance of $349.7 million.  See Note 7 to our June 30, 2020 unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

Consistent with past practice, as of June 30, 2020, we had entered into pre-issuance hedging transactions of $350.0 million for 2020, $350.0 million for 2021 and $200.0 million for 2022.  During the three months ended June 30, 2020, we settled approximately $66.0 million of interest rate contracts hedges with a notional value of $350.0 million that will be amortized into interest expense in future periods.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants at June 30, 2020.

Dividends - Our board of directors determines our dividend policy.  Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the six-month period ended June 30, 2020, we declared $173.0 million in cash dividends on our common stock, or $0.90 per common share, a 5% increase over the six-month period ended June 30, 2019.  On July 29, 2020, we announced a quarterly dividend for third quarter 2020 of $0.45 per common share. This dividend level in 2020 will result in annualized net cash used by financing activities in 2020 of approximately $343.6 million (based on the number of outstanding shares as of June 30, 2020) or an anticipated increase in cash used of approximately $22.5 million compared to 2019.  We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2019, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock.  The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors.  We make no assurances regarding when, or if, we will issue any shares under this registration statement.  On November 15, 2016, we also filed a shelf registration statement on Form S-4 with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with the future acquisitions of other businesses, assets or securities. At June 30, 2020, 5.4 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in 2008, for up to 10.0 million shares (7.3 shares remain available).  During the six-month periods ended June 30, 2020 and 2019, we did not repurchase shares of our common stock.  The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions.  We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion.  Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.  See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans.  Proceeds from the issuance of common stock under these plans for the three-month periods ended June 30, 2020 and 2019, were $58.2 million and $65.1 million, respectively.  On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan.  All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP.  Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria.  Stock options with respect to 11.3 million shares (less any shares of restricted stock issued under the LTIP - 2.2 million shares of our common stock were available for this purpose as of June 30, 2020) were available for grant under the LTIP at June 30, 2020.  Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value.  Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the six-month periods ended June 30, 2020 and 2019, and we believe this favorable trend will continue in the foreseeable future.

We have a qualified contributory savings and thrift (401(k)) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we match 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document.  Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $30.3 million and $29.3 million related to the plan in the six-month periods ended June 30, 2020 and 2019, respectively.  Our Board of Directors has authorized the use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we plan to do in February 2021.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments.  See Note 14 to the June 30, 2020 unaudited consolidated financial statements for a discussion of these obligations and commitments.  In addition, see Note 17 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2019 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Note 14 to the June 30, 2020 unaudited consolidated financial statements for a discussion of our off‑balance sheet arrangements.  In addition, see Notes 8, 14 and 17 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2019 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2020.  During the six-month period ended June 30, 2019, we recognized a one-time, net gain of $0.17 of diluted net earnings per share related to the divestiture of a travel insurance brokerage and four other smaller brokerage operations. We did not have any material dispositions during the six-month period ended June 30, 2020.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices.  The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2020 that are sensitive to changes in interest rates.  The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period.  This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks.  The effect of actual changes in these market risk factors may differ materially from our estimates.  In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk.  These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk.  The fair value of our portfolio of cash and cash equivalents at June 30, 2020 approximated its carrying value due to its short-term duration.  We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio.  The resulting fair values were not materially different from their carrying values at June 30, 2020.

At June 30, 2020, we had $4,448.0 million of borrowings outstanding under our various note purchase agreements.  The aggregate estimated fair value of these borrowings at June 30, 2020 was $4,914.4 million due to their long‑term duration and fixed interest rates associated with these debt obligations.  No active or observable market exists for our private placement long-term debt.  Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.  The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time.  The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today.  An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated.  The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at June 30, 2020 and the resulting fair values would have been $793.8 million higher than their carrying value (or $5,241.8 million).  We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at June 30, 2020 and the resulting fair values would have been $167.3 million higher than their carrying value (or $4,615.3 million).

At June 30, 2020, we had $100.0 million of borrowings outstanding under our Credit Agreement.  The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at June 30, 2020, and the resulting fair value is not materially different from their carrying value.

At June 30, 2020, we had $103.6 million of borrowings outstanding under our Premium Financing Debt Facility.  The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at June 30, 2020, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars.  Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding potential foreign exchange rate risks arising from Brexit.  In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies.  Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2020 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $16.7 million.  Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2020 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $15.4 million.  We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars.  We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency.  A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes.  If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary.  The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive loss.

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes.  However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk.  During the three-month periods ended June 30, 2020 and 2019, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues through various future payment dates.  In addition, during the six‑month periods ended June 30, 2020 and 2019, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates.  Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged.  All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. In the six-month period ended June 30, 2020 there has been no such effect on our financial presentation.  The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the six-month periods ended June 30, 2020 and 2019.  See Note 13 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at June 30, 2020.

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.

Part II - Other Information

Item 1.	Legal Proceedings

Please see the information set forth in Note 14 to our unaudited consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 1A.  Risk Factors

The risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (which we incorporate by reference in this report) should be considered alongside the information contained in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended June 30, 2020:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share (2)	or Programs (3)	or Programs (3)
April 1 through April 30, 2020	3,588	$80.24	—	7,287,019
May 1 through May 31, 2020	1,203	85.08	—	7,287,019
June 1 through June 30, 2020	22,234	97.74	—	7,287,019
Total	27,025	$94.85	—

(1)

Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement.  Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65.  See Note 10 to the June 30, 2020 unaudited consolidated financial statements in this report for more information regarding the DEPP.  The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards.  Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions.  In the second quarter of 2020, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2020 awards under the DCPP.  The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after‑tax basis.  Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock.  When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock.  We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust.  We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans.  All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency.  The terms of the DEPP, the DCPP and the Supplemental

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

Item 6.	Exhibits

Filed with this Form 10‑Q

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: July 31, 2020	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)