Form 10-K
period 2020-12-31
Arthur J. Gallagher & Co.
filed 2021-02-08
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726(b)) by the registered public accounting firm that prepared or issued its audit report    Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒.

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2020 (the last day of the registrant’s most recently completed second quarter) was $16,249,616,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2021 was 193,740,000.

Documents incorporated by reference: Portions of Arthur J. Gallagher & Co.’s definitive 2021 Proxy Statement are incorporated by reference into this Form 10‑K in response to Part III to the extent described herein.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events.  Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, investigations, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes, expectations regarding our investments, including our clean energy investments; human capital management, including diversity and inclusion initiatives; environmental, social and governance matters, including climate-resilience products and services and carbon emissions; and integrating recent acquisitions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors that could impact results include:

•	The ongoing COVID-19 pandemic, including its effect on the economy, our employees, our clients, the regulatory environment and our operations;
•

The current or a future economic downturn or unstable economic conditions, whatever the cause, including the effects of the COVID-19 pandemic, or other factors like Brexit, worsening international relations, tariffs, trade wars, political violence and unrest in the U.S. or around the world, or climate change and other long-term environmental, social and governance matters and global health risks;

•	Volatility or declines in premiums or other adverse trends in the insurance industry;
•	Competitive pressures, including as a result of innovation, in each of our businesses;
•

Risks that could negatively affect the success of our acquisition strategy, including the impact of current economic uncertainty on our ability to source, review and price acquisitions, continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms and newly public insurance brokers, which could make it more difficult to identify targets and could make them more expensive, the risk that we may not receive timely regulatory approval of desired transactions, execution risks, integration risks, poor cultural fit, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated liabilities such as cybersecurity issues or those relating to violations of anti-corruption and sanctions laws;

•	Failure to successfully and cost-effectively integrate recently acquired businesses and their operations or fully realize synergies from such acquisitions in the expected time frame;
•

Cyber attacks or other cybersecurity incidents including the ransomware incident referred to elsewhere in this report under “Update on Ransomware Incident”; improper disclosure of confidential, personal or proprietary data; and changes to laws and regulations governing cybersecurity and data privacy;

•

Risks arising from changes in U.S. or foreign tax laws, including the current U.S. president’s administration’s potential reversal of all or part of the U.S. Tax Cuts and Jobs Act 2017 (which we refer to as the TCJA) and related regulations;

•	Uncertainty from the expected discontinuance of LIBOR;
•	Our failure to attract and retain experienced and qualified talent, including our senior management team, and the risk of our CEO or another senior executive contracting COVID-19;
•

Risks arising from our international operations, including the risks posed by political and economic uncertainty in certain countries (such as the risks posed by Brexit), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti-corruption, sanctions and privacy laws), rising global tensions and protectionism, and risks arising from the complexity of managing businesses across different time zones, languages, geographies, cultures and legal regimes that conflict with one another at times;

•

Risks particular to our risk management segment, including reduced economic activity due to COVID-19 further reducing claim activity, any slowing of the trend toward outsourcing claims administration, and the concentration of large amounts of revenue with certain clients;

•

Risks particular to our benefit consulting operations, including reduced economic activity due to COVID-19 further reducing fee revenue from special projects and risks to the business posed by potential changes to health legislation under the current U.S. president’s administration;

•	The higher level of variability inherent in contingent and supplemental revenues versus standard commission revenues, particularly in light of the changed revenue recognition accounting standard;
•	Sustained increases in the cost of employee benefits;
•	A disaster or other significant disruption to business continuity; including natural disasters and political violence and unrest in the U.S. or elsewhere around the world;
•	Damage to our reputation including as a result of environmental, social and governance (ESG) matters;
•	Climate risks, including the risk of a systemic economic crisis and disruptions to our business caused by the transition to a low-carbon economy;
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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in this report and any other reports we file with the Securities and Exchange Commission (SEC) in the future.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2020

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

Since our founding in 1927, we have grown from a one-person insurance agency to the world’s fourth largest insurance broker/risk manager based on revenues, according to Business Insurance magazine’s July/August 2020 edition, and one of the world’s largest property/casualty third party claims administrators, according to Business Insurance magazine’s May 2020 edition.  We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 74%, 14% and 12%, respectively, to 2020 revenues.  We generate approximately 68% of our revenues from the combined brokerage and risk management segments in the United States (U.S.), with the remaining 32% generated internationally, primarily in the United Kingdom (U.K.), Australia, Canada, New Zealand and Bermuda.  All of the revenues of the corporate segment are generated in the U.S.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “AJG”, and we had a market capitalization at December 31, 2020 of approximately $24.0 billion.  Information in this report is as of December 31, 2020 unless otherwise noted.  We were reincorporated as a Delaware corporation in 1972.  Our executive offices are located at 2850 Golf Road, Rolling Meadows, Illinois 60008-4050, and our telephone number is (630) 773‑3800.

Operating Segments

We report our results in three segments: brokerage, risk management and corporate.  The major sources of our operating revenues are commissions, fees and supplemental and contingent revenues from our brokerage operations, and fees, including performance‑based fees, from our risk management operations.  The corporate segment generates revenues from our clean energy investments.

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

Brokerage Segment

The brokerage segment accounted for 74% of our revenues in 2020.  Our brokerage segment operates through a network of more than 480 sales and service offices located throughout the U.S. and more than 170 sales and service offices in 49 countries, most of which are in the U.K., Australia, Canada, New Zealand and Bermuda.  Most of these offices are fully staffed with sales and service personnel.  We also offer client service capabilities in more than 150 countries around the world through a network of correspondent brokers and consultants.

.

Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 82% of our brokerage segment revenues in 2020. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage.  Significant lines of insurance coverage and consultant capabilities are as follows:

Aviation	Disability	General Liability	Products Liability
Casualty	Earthquake	Health & Welfare	Professional Liability
Claims Advocacy	Errors & Omissions	Healthcare Analytics	Property
Commercial Auto	Exchange Solutions	Human Resources	Retirement
Compensation	Executive Benefits	Institutional Investment	Surety Bond
Cyber Liability	Fiduciary Services	Loss Control	Voluntary Benefits
Dental	Fine Arts	Marine	Wind
Directors & Officers Liability	Fire	Medical	Workers' Compensation

Our retail brokerage operations are organized and operate within certain key niche/practice groups, which account for approximately 64% of our retail brokerage revenues.  These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base.  Significant niche/practice groups we serve are as follows:

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

We anticipate that our retail brokerage operations’ greatest revenue growth over the next several years will continue to come from:

•	Mergers and acquisitions;
•	Our niche/practice groups and middle-market accounts;
•	Cross-selling other brokerage products to existing clients; and
•	Developing and managing alternative market mechanisms such as captives, rent-a-captives and deductible plans/self‑insurance.

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 18% of our brokerage segment revenues in 2020.  Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through approximately 170 offices primarily located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation.  In certain cases we act as a brokerage wholesaler, and in other cases we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for underwriting enterprises.  Managing general agents and managing general underwriters are agents authorized by an underwriting enterprise to manage all or a part of its business in a specific geographic territory.  Activities they perform on behalf of the underwriting enterprise may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

More than 79% of our wholesale brokerage revenues comes from non-affiliated brokerage clients.  Based on revenues, our domestic wholesale brokerage operation ranked as the largest managing general agents/underwriting managers/Lloyds coverholders according to Business Insurance magazine’s September 2020 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 14% of our revenues in 2020.  Approximately 63% of our risk management segment’s revenues are from workers’ compensation-related claims, 29% are from general and commercial auto liability-related claims and 8% are from property-related claims in 2020.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not for profit organizations and public entities on an independent basis from our brokerage operations.  We manage our third party claims adjusting operations through a network of more than 65 offices located throughout the U.S., Australia, the U.K., New Zealand and Canada.  Most of these offices are fully staffed with claims adjusters and other service personnel.  Our adjusters and service personnel act solely on behalf and under the instruction of our clients.

While this segment complements our brokerage and consulting offerings, approximately 90% of our risk management segment’s revenues come from clients not affiliated with our brokerage operations, such as underwriting enterprises and clients of other insurance brokers.  Based on revenues, our risk management operation ranked as one of the world’s largest property/casualty third party claims administrators according to Business Insurance magazine’s May 2020 edition.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from:

•	Program business and the outsourcing of portions of underwriting enterprise claims departments;
•	Increased levels of business with Fortune 1000 companies;
•	Larger middle-market companies and captives; and
•	Mergers and acquisitions.

Corporate Segment

The corporate segment accounted for 12% of our revenues in 2020.  The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses, other corporate costs and the impact of foreign currency translation.  The revenues reported by this segment result almost solely from our consolidated clean energy investments.

We own 35 commercial clean coal production facilities that are qualified to produce refined coal using Chem-Mod LLC’s proprietary technologies.  These operations produce refined coal that we believe qualifies for tax credits under Internal Revenue Code (which we refer to as IRC) Section 45.  The law that provides for IRC Section 45 tax credits expired as of December 31, 2019 for 14 of our plants and will expire on or before December 31, 2021 for the other 21 plants. Chem-Mod LLC (described below) is a privately-held enterprise that has commercialized multi-pollutant reduction technologies to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.  We own 46.5% of Chem-Mod LLC and are its controlling managing member.  We also have a 12.0% noncontrolling interest in dormant, privately-held, enterprises, C-Quest Technology LLC and C-Quest Technologies International LLC (which we refer to as together, C-Quest), which own technologies that reduce carbon dioxide emissions created by burning fossil fuels.  At this time, it is unclear if C‑Quest will ever become commercially viable.

International and Other Brokerage Related Operations

We operate as a retail commercial property and casualty broker throughout 46 locations in Australia, 46 locations in Canada and 34 locations in New Zealand.  In the U.K., we operate as a retail broker from approximately 116 locations. We also have specialty, wholesale, underwriting and reinsurance intermediary operations in London for clients to access Lloyd’s of London and other international underwriting enterprises, and a program operation offering customized risk management products and services to U.K. public entities.

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

We also have a wholly owned underwriting enterprise subsidiary based in the U.S. that cedes all of its insurance risk of loss to reinsurers or captives under facultative and quota-share treaty reinsurance agreements.  See Note 18 to our 2020 consolidated financial statements for additional financial information related to the insurance activity of our wholly owned underwriting enterprise subsidiary for 2020, 2019 and 2018.

Competition

Brokerage Segment

The insurance brokerage and consulting business is highly competitive and there are many organizations and individuals throughout the world who actively compete with us in every area of our business.

We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the personalized attention we provide, the individual and corporate expertise providing the actual service to the client, and the overall cost to our clients. We provide sophisticated data analysis to help our clients make insurance decisions.  Through our electronic platform, SmartMarket, we also provide insurance carriers with individualized preference setting and risk identification capabilities, as well as performance data and metrics.  We believe these capabilities provide a growing competitive advantage with respect to many of the smaller organizations with which we compete.

Risk Management Segment

Our risk management operation currently ranks as one of the world’s largest property/casualty third party claims administrators based on revenues, according to Business Insurance magazine’s May 2020 edition.  We believe that the primary factors determining our competitive position are our ability to deliver better claim outcomes, reputation for outstanding service, cost-efficient service and financial strength.

Business Combinations

We completed and integrated 583 acquisitions from January 1, 2002 through December 31, 2020, most of which were within our brokerage segment.  The majority of these acquisitions have been smaller regional or local brokerages, agencies, or employee benefit consulting operations with a middle or small client focus and/or significant expertise in one of our niche/practice groups.  The total purchase price for individual acquisitions has typically ranged from $1.0 million to $100.0 million.

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

See Note 3 to our 2020 consolidated financial statements for a summary of our 2020 acquisitions, the amount and form of the consideration paid and the dates of acquisitions.

Clients

Our client base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. In 2020, our largest single client represented approximately 1.0% and our ten largest clients together represented approximately 3.0% of our combined brokerage and risk management segment revenues.

Human Capital

In 2020, the COVID-19 pandemic had a significant impact on our human capital management. Of our nearly 1,000 office locations, nearly 400 are open, but most of those at reduced capacity. Accordingly, the vast majority of our employees continue to work remotely for some or all of their work week. We have instituted safety protocols and procedures for employees when they are in an office and have not had any office-wide outbreaks of COVID-19.

As of December 31, 2020, we had 32,401 employees, with approximately 50% in the U.S. and 50% outside of the U.S.  Approximately 76% of our employees work in our brokerage segment and 20% in our risk management segment. Our remaining employees work in our corporate segment, primarily in our home office and financial services division, as well as in our service centers in India and elsewhere around the world.  In 2020, our total compensation expense was $2,882.5 million for the brokerage segment and $517.5 million for the risk management segment, representing 55.8% and 63.0%, respectively, of brokerage and risk management segment revenues. Additional information regarding compensation expense, both on a reported and an adjusted basis, can be found elsewhere in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

While many of our new employees come to us through mergers and acquisitions and traditional hiring, “growing our own” has long been a key part of our human capital strategy. Our summer internship program began more than fifty years ago with a single intern. Since then, our program has grown globally and we employed more than 400 interns each summer in 2018 and 2019 (we had fewer interns in 2020 due to the COVID-19 pandemic). We provide our interns with professional development and on-the-job sales training that gives them the opportunity to cultivate expertise and accelerate their full-time sales career growth.

As of December 31, 2020, approximately 59.8% of our employees were women, including 47.3% of managers and 40.2% of producers. In the U.S., approximately 23.6% of our employees were racially/ethnically diverse, including 14.4% of managers and 18.9% of producers.

Regulation

Many of our activities throughout the world are subject to regulatory supervision and regulations promulgated by bodies such as the SEC, the Department of Justice (DOJ), the IRS, the Office of Foreign Assets Control and the Federal Trade Commission in the U.S., the Financial Conduct Authority in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate.  Our retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, data privacy, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves and the amount of local investment with respect to our operations in certain countries.

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

Regulations promulgated by the U.S. Treasury Department pursuant to FATCA require us to take various measures relating to non-U.S. funds, transactions and accounts.

Available Information

Our executive offices are located at 2850 Golf Road, Rolling Meadows, Illinois 60008-4050, and our telephone number is (630) 773‑3800.  Our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at http://investor.ajg.com/sec-filings as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission.  The Securities and Exchange Commission also maintains a website (www.sec.gov) that includes our reports, proxy statements and other information. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing we make with the SEC.

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

Risks Relating to our Business Generally

The ongoing COVID-19 pandemic has and could continue to adversely affect our business, results of operations and financial condition.

The global spread of COVID-19 (including potentially more contagious strains of COVID-19 such as those recently detected in the U.K., South Africa and Brazil) has created significant volatility and uncertainty and economic disruption. The extent to which the pandemic impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within our control and which we may not be able to accurately predict, including: its duration and scope; the ultimate availability, administration and effectiveness of vaccines, and our employees’ and the general population’s willingness to receive them; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic on economic activity and actions taken in response; the effect on our clients and client demand for our services; our ability to sell and provide our services, including limitations on travel and difficulties of our clients and employees working from home; the ability of our clients to pay their insurance premiums which could impact our commission and fee revenues for our services; the nature and extent of claims impacting the ability of underwriting enterprises to pay supplemental and contingent commissions; the decrease in new arising workers’ compensation and general liability claims; the long-term impact of closing our offices and our employees working from home, including increased technology costs; the impact of lost revenue on our employees’ variable and base compensation levels; the impact of uncertainty related to salary raises and future compensation levels; the impact of reduced investments and postponements related to business modernization projects; the impact of furloughed or terminated employees; and the impact of reduced advertising and sponsorship investments.

•

Economy-related risks.  The decline in economic activity caused by COVID-19 has already adversely affected, and in future periods, could materially adversely affect our business, results of operations and financial condition. Continued reductions in our clients’ exposure units (such as headcount, payroll, properties, the market values of their assets, and plant, equipment and other asset utilization levels, among other factors) will reduce the amount of insurance coverage and consulting and claims administration services they need.  In addition, with unprecedented levels of unemployment and business closures during the past year, the number of newly arising workers’ compensation and general liability claims, which directly impact our fee revenues in our risk management operation, declined materially.  Certain of our industry niches, such as hospitality, transportation, manufacturing and construction, have been significantly affected by the economic decline. The decline in economic activity due to COVID-19 has caused some of our clients to become financially less stable, and if this trend continues and clients enter bankruptcy, liquidate their operations or consolidate, our revenues and the collectability of our receivables will be adversely affected. Clients with losses due to COVID-19, in addition to suing underwriting enterprises for insurance coverage under business interruption and other policies, may also sue us for improperly failing to procure coverage, and some clients have already done so. In addition, in our risk management operation, we inform claimants of insurance coverage and compensability determinations on behalf of our third-party claims administration clients (including, during the past year, with respect to numerous COVID-19 related claims) on the basis of client direction or written opinions from outside counsel. Claimants who have been denied coverage and sue our clients may also bring actions against us. While we do not believe any such actions against us generally have merit, they could result in significant costs, damage our reputation, and/or harm our relationships with clients.

•

Regulatory risks.  To mitigate the economic impact caused by COVID-19, certain governmental entities have proposed requiring underwriting enterprises to pay business interruption and workers compensation claims for COVID-19 losses despite applicable policy exclusions. Retroactively expanding business interruption or other coverages could materially negatively affect underwriting enterprises, reduce the availability of insurance coverage, and negatively affect our ability to generate commission revenues from such policies as well as supplemental and contingent commissions from underwriting enterprises. While some have proposed liability protections in the U.S. for companies bringing employees back into the office following the pandemic, the chances of such legislation being adopted under the current U.S. president’s administration and Democratic-led Congress may have diminished.

•

Risks related to remote work.  Many of our employees continue to work from home.  While we have not experienced any significant operating difficulties since our work-from-home practices began, the inability to meet potential and existing clients face to face has, in some cases, negatively impacted our ability to sell and provide our services.  Contingency plans related to our service center in India depend upon the normal functioning of our other offices around the world, and until that is the case, we face elevated risk in the event of a crisis rendering the India service center inoperable.  The stresses of remote work for some of our employees may decrease their productivity or make them feel detached from colleagues and the organization. In some cases, this may make them more vulnerable to solicitations by competing firms. In addition, our increased reliance on work-from-home technologies and our employees’ more frequent use of personal devices and non-standard business processing may increase the risk of cybersecurity or data breaches from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions. While we do not believe the ransomware incident referred to elsewhere in this report occurred because of remote work, it serves as an important illustration of the heightened risk.

COVID-19 and the volatile regional and global economic conditions stemming from the pandemic, as well as reactions to future pandemics or new strains or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this report, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price.  Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

An economic downturn, as well as unstable economic conditions in the countries and regions in which we operate, could adversely affect our results of operations and financial condition.

Apart from the impact of COVID-19, a decline in economic activity for any other reason (including climate change, or the uncertainty caused by political violence and chaos) could adversely impact us in future years as a result of reductions in the amount of insurance coverage and consulting services that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors.  Any such reduction or decline (whether caused by an overall economic decline or declines in certain industries or in certain countries and regions in which we operate) could adversely impact our commission revenues, consulting revenues or revenues from managing third-party insurance claims.  Some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our results of operations and financial condition.  If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected.

The exit of the U.K. from the European Union (Brexit) could adversely affect our results of operations and financial condition.

The U.K. formally left the European Union (EU) on January 31, 2020 and an agreed implementation period ended on December 31, 2020. Although the U.K. and the EU reached a trade and customs agreement, this agreement did not extend to insurance brokerage services.  Accordingly, while our European Economic Area (EEA) client base is a small part of our U.K. operations, we have now transferred those clients to a Swedish subsidiary, authorized in the EEA.  Some services will be provided through staff working in a U.K. branch of the subsidiary.  Although this “reverse branch” model is typical of other brokers of a similar size, there can be no assurance that the approach of EU regulators will not change, potentially requiring us to adjust our plans in relation to the U.K. branch and causing further management distraction and cost. In such an event, our results of operations and financial condition could be adversely affected.

Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity could adversely affect our results of operations and financial condition.

We have a significant amount of receivables from certain of the underwriting enterprises with which we place insurance.  If those companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations.  The failure of an underwriting enterprise with which we place business could result in errors and omissions claims against us by our clients.  Further, the failure of errors and omissions underwriting enterprises could make the errors and omissions insurance we rely upon cost prohibitive or unavailable. Any of these developments could adversely affect our results of operations and financial condition.  In addition, if underwriting enterprises merge or if a large underwriting enterprise fails or withdraws from offering certain lines of coverage, for example, because of large payouts related to climate change or other emerging risk areas, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability.

We have historically acquired large numbers of insurance brokers, benefit consulting firms and, to a lesser extent, claim and risk management firms.  We may not be able to continue such an acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.

Our acquisition program has been an important part of our historical growth, particularly in our brokerage segment, and we believe that similar acquisition activity will be important to maintaining comparable growth in the future.  Failure to successfully identify and complete acquisitions likely would result in us achieving slower growth.  Continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms, private equity-backed consolidators and newly public insurance brokers (one of which has a partnership tax structure that gives it an advantage in pricing acquisitions) has in some cases made and could in the future make appropriate acquisition targets more difficult to identify and more expensive.  Even if we are able to identify appropriate acquisition targets, we may not have sufficient capital to fund acquisitions, be able to execute transactions on favorable terms or integrate targets in a manner that allows us to realize the benefits we have historically experienced from acquisitions.  When regulatory approval of acquisitions is required, our ability to complete acquisitions may be limited by an ongoing regulatory review or other issues with the relevant regulator.  Our ability to finance and integrate acquisitions may also decrease if we complete a greater number of larger acquisitions than we have historically.  See Note 3 to the consolidated financial statements elsewhere in this report for information regarding the size of transactions in the reporting period.

Post-acquisition risks include poor cultural fit and risks relating to retention of personnel, retention of clients, entry into unfamiliar or complex markets or lines of business, contingencies or liabilities, such as violations of sanctions laws or anti-corruption laws including the FCPA and U.K. Bribery Act, risks relating to ensuring compliance with licensing and regulatory requirements, tax and accounting issues, the risk that the acquisition distracts management and personnel from our existing business, and integration difficulties relating to accounting, information technology, pay equity, human resources, or employee attrition, some or all of which could have an adverse effect on our results of operations and growth.  The failure of acquisition targets to achieve anticipated revenue and earnings levels could also result in goodwill impairment charges.

We own interests in firms where we do not exercise management control (such as Casanueva Perez S.A.P. de C.V. in Mexico) and are therefore unable to direct or manage the business to realize the anticipated benefits, including mitigation of risks, that could be achieved through full integration.

We face significant competitive pressures in each of our businesses.

The insurance brokerage and employee benefit consulting businesses are highly competitive and many insurance brokerage and employee benefit consulting organizations actively compete with us in one or more areas of our business around the world.  Three of the firms we compete with in the global risk management and brokerage markets (two of which are in the process of merging, subject to regulatory approval) have revenues significantly larger than ours.  In addition, many other smaller firms that operate nationally or that are strong in a particular country, region or locality may have, in that country, region or locality, an office with revenues as large as or larger than those of our corresponding local office.  Our third party claims administration operation also faces significant competition from stand-alone firms as well as divisions of larger firms.  Over the past decade or more, private equity sponsors have invested heavily in the insurance brokerage and third party claims administration industries, creating new competitors and strengthening existing ones.  Across all of our operations, Insurtech and technology-based start-ups are entering the business. In most cases, these businesses complement or enhance our offerings, but in some cases they compete with us.

We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the personalized attention we provide, the individual and corporate expertise of the brokers and consultants providing the actual service to the client and our ability to help our clients manage their overall risk exposure and insurance costs.  Losing business to competitors offering similar services or products at a lower cost or having other competitive advantages would adversely affect our business.

Consolidation among our existing competitors (such as the pending merger between Aon and Willis Towers Watson) could create additional competitive pressure on us as such firms grow their market share, take advantage of strategic and operational synergies and develop lower cost structures.  In addition, any increase in competition due to new legislative or industry developments could adversely affect us.

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
•

Federal and state governments establishing programs to provide health insurance (such as a single-payer system being discussed by some in the U.S.) or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products currently offered by underwriting enterprises;

•

Climate-change regulation in the U.S. and around the world moving us toward a low-carbon economy, which could create new competitive pressures around climate resilience consulting services and innovative insurance solutions;

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

In addition, there have been and may continue to be various trends in the insurance industry toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance.  While historically we have been able to participate in certain of these activities on behalf of our clients and obtain fee revenue for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from our traditional brokerage activities.  Our ability to generate premium-based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than a percentage of premium.  This could negatively impact us because fees are generally not indexed for inflation and might not increase with premiums as commissions do or with the level of service provided.

Contingent and supplemental revenues we receive from underwriting enterprises are less predictable than standard commission revenues, and any decrease in the amount of these forms of revenue could adversely affect our results of operations.

A meaningful portion of our revenues consists of contingent and supplemental revenues from underwriting enterprises.  Contingent revenues are paid after the insurance contract period, generally in the first or second quarter, based on the growth and/or profitability of business we placed with an underwriting enterprise during the prior year.  On the other hand, supplemental revenues are paid up front, on an annual or quarterly basis, generally based on our historical premium volumes with the underwriting enterprise and additional capabilities or services we bring to the engagement. While underwriting enterprises generally maintain supplemental revenues in the current year at a pre-determined rate, that rate can change in future years as described above.  If, due to the current economic environment or for any other reason, we are unable to meet an underwriting enterprise’s particular profitability, volume or growth thresholds, as the case may be, or such companies increase their estimate of loss reserves (over which we have no control), actual contingent revenues or supplemental revenues could be less than anticipated, which could adversely affect our results of operations. In the case of contingent revenues, under revenue recognition accounting standards, this could lead to the reversal of revenues in future periods that were recognized in prior periods.

If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by digital disruption and developments in technology.  These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining.  We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, “Insurtech” start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence and blockchain, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate.  We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards.  We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace.  Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. Investments in technology systems (for example, technology and cybersecurity investments we are making in response to the ransomware incident referred to elsewhere in this report) may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

In some cases, we depend on key third-party vendors and partners to provide technology and other support for our strategic initiatives.  If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

Damage to our reputation could have a material adverse effect on our business.

Our reputation is one of our key assets.  We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our level of service, ability to protect client information, trustworthiness, business practices, financial condition and other subjective qualities such as culture and values. Our success is also dependent on maintaining a good reputation with existing and potential employees, investors, regulators and the communities in which we operate.  Negative perceptions or publicity regarding the matters noted above, including our association with clients or business partners with damaged reputations, or from actual or alleged conduct by us or our employees, could damage our reputation. Our reputation could also be harmed by negative perceptions or publicity regarding ESG matters including concerns with environmental matters, climate change, workforce diversity, pay equity, harassment, racial justice, cyber security and data privacy. Any resulting erosion of trust and confidence could make it difficult for us to attract and retain clients, employees or investors, result in lower ESG ratings and exclusion of our stock from ESG-oriented indices or investment funds, or harm our relationships with regulators and the communities in which we operate.  Any of these matters could have a material adverse effect on our business, financial condition and results of operations.

Our future success depends, in part, on our ability to attract and retain experienced and qualified talent, including our senior management team.

We depend upon members of our senior management team, who possess extensive knowledge and a deep understanding of our business and strategy.  We could be adversely affected if we fail to plan adequately for the succession of these leaders, including our chief executive officer, or if one or more of them contracts COVID-19.  We could also be adversely affected if we fail to attract and retain talent and foster a diverse and inclusive workplace throughout our organization. Competition for talent in rapidly developing fields such as artificial intelligence and data engineering is particularly intense. In addition, our industry has experienced competition for leading brokers and in the past we have lost key brokers and groups of brokers, along with their clients, business relationships and intellectual property directly to our competition.  We enter into agreements with many of our brokers and significant client-facing employees and all of our executive officers, which prohibit them from disclosing confidential information and/or soliciting our clients, prospects and employees upon their termination of employment.  The confidentiality and non-solicitation provisions of such agreements terminate in the event of a hostile change in control, as defined in the agreements.  Although we pursue legal actions for alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action, such legal actions may not be effective in preventing such breaches, theft or infringement.  Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results and financial condition. See also “Risks related to remote work” in our COVID-19 risk factor above.

Our substantial operations outside the U.S. expose us to risks different than those we face in the U.S.

In 2020, we generated approximately 32% of our combined brokerage and risk management revenues outside the U.S.  The global nature of our business creates operational and economic risks.  Adverse geopolitical or economic conditions may temporarily or permanently disrupt our operations outside the U.S. or create difficulties in staffing and managing such operations.  For example, we have substantial operations in India that provide important services for other parts of our global organization.  To date, the dispute between India and Pakistan involving the Kashmir region, rising tensions between India and China, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected our operations in India.  However, such factors could potentially affect our operations there in the future.  Should our access to these services be disrupted, our business, operating results and financial condition could be adversely affected.

Operating outside the U.S. may also present other risks that are different from, or greater than, the risks we face doing comparable business in the U.S.  These include, among others, risks relating to:

•

Maintaining awareness of and complying with a wide variety of labor practices and foreign laws, including those relating to export and import duties, environmental policies and privacy issues, as well as laws and regulations applicable to U.S. business operations abroad.  These and other international regulatory risks are described below under “Regulatory, Legal and Accounting Risks”;

•

The potential costs, difficulties and risks associated with local regulations across the globe, including the risk of personal liability for directors and officers (for example, in the U.K.) and “piercing the corporate veil” risks under the corporate law regimes of certain countries;

•

Difficulties in staffing and managing foreign operations. For example, we are building our Latin American operations (which contributed $45.8 million in revenue from 18 locations in 2020) through acquisitions of local family-owned insurance brokerage firms. If we lose a local leader, recruiting a replacement locally or finding an internal candidate qualified to transfer to such location could be difficult;

•

Less flexible employee relationships, which in certain circumstances has limited our ability to prohibit employees from competing with us after they are no longer employed with us or recover damages, and made it more difficult and expensive to terminate their employment;

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
•

Unfavorable audits and exposure to additional liabilities relating to various non-income taxes (such as payroll, sales, use, value-added, net worth, property and goods and services taxes) in foreign jurisdictions.  In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, discriminatory or confiscatory taxation, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or their interpretation and the financial results of our international subsidiaries.  The Organization for Economic Cooperation and Development continues to issue reports and recommendations as part of its Base Erosion and Profit Shifting project (which we refer to as BEPS), and in response many countries in which we do business are expected to adopt rules which may change various aspects of the existing framework under which our tax obligations are determined. For example, in response to BEPS, the U.K., Australia and New Zealand adopted rules that affect the deductibility of interest paid on intercompany debt, and other jurisdictions where we operate may do so as well in the near future.  Many jurisdictions adopted stimulus measures in response to COVID-19, many of which offered continued employment benefit subsidies, payroll tax deferrals or tax refunds that have various tax impacts for businesses;

•	Legal or political constraints on our ability to maintain or increase prices;

•	Cash balances held in foreign banks and institutions where governments have not specifically enacted formal guarantee programs;
•	New pandemics (in addition to COVID-19) at a regional or global level; and
•

Lost business or other financial harm due to protectionism in the U.S. and in countries around the world, including adverse trade policies, governmental actions affecting the flow of goods, services and currency, and governmental restrictions on the transfer of funds to us from our operations outside the U.S.

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

In 2020, the COVID-19 pandemic caused a reduction in the number of claims we processed, negatively impacting our third party claims administration operations to a greater degree than the rest of our business.  This disproportionate negative impact could continue into 2021.  Our third party claims administration operations also face a variety of additional risks distinct from those faced by the rest of our business, including the risks that:

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

•

We may be unable to develop further efficiencies in our claims-handling business and may be unable to obtain or retain certain clients if we fail to make adequate improvements in technology or operations; and

•

Underwriting enterprises or certain large self-insured entities may create in-house servicing capabilities that compete with our third party administration and other administration, servicing and risk management products, and we could face additional competition from potential new entrants into the global claims management services market.

If any of these risks materialize, our results of operations and financial condition could be adversely affected.

We face a variety of risks in our benefit consulting operations distinct from those we face in our insurance brokerage operations.

Our benefit consulting operations face a variety of risks distinct from those faced by our brokerage operations.  The portion of our revenue derived from consulting engagements and special project work is more vulnerable to reduction, postponement, cancellation or non-renewal during an economic downturn than traditional insurance brokerage commissions, and we did experience such a reduction in 2020.  If the economy is slow to recover in 2021, we could experience further deterioration in these sources of revenue. Certain areas within our retirement consulting practice may attract a higher level of regulatory scrutiny due to regulators’ historical interest in such matters, including pension-related products and investment advisory and broker-dealer services. In addition, we have made significant investments in product and knowledge development to assist clients as they navigate the complex regulatory requirements relating to employer-sponsored healthcare. New laws or regulations reducing employer-sponsored health insurance could impact clients’ demand for our services. If we are unable to adapt our services to changes in the legal and regulatory landscape around employer-sponsored healthcare, our results of operations could be adversely impacted.

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

Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business. Such a disruption could be caused by a cybersecurity incident (for example, see details regarding a ransomware incident we experienced in 2020 in the cybersecurity risk factor below), human error, capacity constraints, hardware failure or defect, natural disasters, fire, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political violence and unrest in the U.S. or elsewhere around the world, or war. Our disaster recovery procedures may not be effective and insurance may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients or increase in claims and lawsuits directed against us.  See our COVID-19 risk factor above.

For example, our third party claims administration operation is highly dependent on the continued and efficient functioning of RISX-FACS®, our proprietary risk management information system, to provide clients with insurance claim settlement and administration services. In addition, we are increasing our use of cloud storage and cloud computing application services supported, upgraded and maintained by third-party vendors. A disruption affecting RISX-FACS®, third-party cloud services or any other infrastructure supporting our business, including key customer relationship management software, could have a material adverse effect on our operations, cause reputational harm and damage our employee and client relationships.

Climate risks, including the risk of an economic crisis, risks associated with the physical effects of climate change and disruptions caused by the transition to a low-carbon economy, could adversely affect our business, results of operations and financial condition.

The U.S. Federal Reserve recently identified climate change as a systemic risk to the economy. It also reported that a gradual change in investor sentiment regarding climate risk introduces the possibility of abrupt tipping points or significant swings in sentiment, which could create unpredictable follow-on effects in financial markets. If this occurred, not only would we be negatively impacted by the general economic decline, but a drop in the stock market affecting our stock price could negatively impact our ability to grow through mergers and acquisitions financed using our common stock.

The transition to a low-carbon economy could harm specific industries or sectors such as oil and gas in ways that could impact our business. Our clients in such industries could go out of business or have reduced needs for insurance-related or consulting services, which could adversely impact our commission revenues, consulting revenues or revenues from managing third-party insurance claims. Negative publicity arising from our clean coal investments or our association with clients in disfavored businesses or industries, or the perception that we are not sufficiently focused on climate risks facing Gallagher or on reducing our own carbon emissions, could damage our reputation with investors, clients, employees and regulators. In addition, the transition to a low-carbon economy could give rise to the need for innovative insurance and risk management solutions for entirely new industries and companies, as well as advice and services to bolster climate resilience for existing companies. If we fail to innovate in response to these changes, we could lose market share to our competitors or new market entrants that do.

We do not assume net underwriting risk, other than with respect to de minimis amounts necessary to provide minimum or regulatory capital, and thus do not experience direct material financial implications related to extreme weather events. In addition, we are a professional services firm with people as our most important asset and limited physical operations.  However, if underwriting enterprises fail or withdraw from offering certain lines of coverage because of large payouts related to climate change, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability.

See our risk factors further below related to our investments in IRC Section 45 clean coal operations for information regarding the potential risk of liability for environmental damage, which could be exacerbated by a heightened focus on climate change.

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

We rely on information technology and third party vendors to support our business activities, including our secure processing of confidential, sensitive, proprietary and other types of information. Cybersecurity or data breaches of certain of the systems on which we rely have occurred, although to date we have not been materially impacted by any such breach.  In the future, breaches of any such third-party system may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions.

We have from time to time experienced cybersecurity incidents, such as computer viruses or unauthorized parties gaining access to our information technology systems, and privacy incidents, such as loss or inadvertent transmission of data, which to date have not had a material impact on our business. See “Update on Ransomware Incident” elsewhere in this report for information regarding an incident that occurred in 2020.

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

In the future, any material cybersecurity or data incidents, or media reports of the same, even if untrue, could cause us to experience reputational harm, loss of clients and revenue, loss of proprietary data, regulatory actions and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard clients’ information or financial losses. Such incidents could result in confidential, personal or proprietary information being lost or stolen, used to perpetuate fraud, maliciously made public, surreptitiously modified, or rendered inaccessible for a period of time. As we experienced in connection with the 2020 ransomware incident referred to above, during a cyber-attack we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. Such losses may not be insured against or not fully covered through insurance we maintain.

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

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. These laws apply to transfers of information among our affiliates, as well as to transactions we enter into with third party vendors.  Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently from country to country, which may create inconsistent or conflicting requirements. Some of these laws provide rights to individuals to access, correct, and delete their personal information and to obtain copies at the expense of the business entities that process their data. Some of these laws carry heavy penalties for violations, e.g., fines of up to 4% of worldwide revenue under the European Union General Data Protection Regulation (GDPR) and to $7,500 per intentional violation under the California Consumer Privacy Act (CCPA). In the U.S., there is pending federal legislation and several states have proposed their own comprehensive data privacy bills similar to the GDPR and CCPA.

In addition, in the U.S., legislators are continuing to enact comprehensive cybersecurity laws. For example, we are subject to the New York State Department of Financial Services Cybersecurity Regulation for Financial Services Companies and CCPA. India and other countries where we have operations outside the U.S. have also proposed sweeping new data protection laws, in some cases including data localization laws that may require that personal data stay within their borders.

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

Many of our activities throughout the world are subject to regulatory supervision and regulations promulgated by bodies such as the SEC, the DOJ, the IRS, the Office of Foreign Assets Control and the Federal Trade Commission in the U.S., the Financial Conduct Authority in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our retirement-related consulting and investment services are subject to pension law and financial regulation in many countries.  Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, data privacy, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves and the amount of local investment with respect to our operations in certain countries.  This regulatory supervision could reduce our profitability or growth by increasing the costs of compliance, restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, underwriting enterprises and third parties.  As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization.  A compliance failure by even one of our smallest branches could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties, and/or the loss of our authorization to operate.  In all such cases, we would also likely incur significant internal investigation costs and legal fees.

The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including increased staffing needs, the development of new policies, procedures and internal controls and providing training to employees in multiple locations, adding to our cost of doing business.  Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance.  In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected.  In addition, major political and legal developments in jurisdictions in which we do business may lead to new regulatory costs and challenges.  For example, China recently adopted a “blocking” statute similar to that of the EU prohibiting compliance with certain U.S. laws. While we do not have operations in China, rising global tensions and protectionism may lead other countries where we do have operations to adopt similar measures, which could make it more difficult and costly for us to expand our operations globally. See also “The exit of the U.K. from the European Union (Brexit) could adversely affect our results of operations and financial condition” above.

Changes in legislation or regulations and actions by regulators, including changes in administration and enforcement policies, or the failure of state and local governments to follow through on agreed-upon state and local tax credits or other tax related incentives, could adversely affect our results of operations or require operational changes that could result in lost revenues or higher costs or hinder our ability to operate our business.

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

On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the TCJA, which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%; limiting the deductibility of interest expense; implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  In light of the results of the recent U.S. presidential and congressional elections, the U.S. may pass legislation reversing part or all of the TCJA and corresponding regulations, and our tax rate could increase.

We could be adversely affected by violations or alleged violations of laws that impose requirements for the conduct of our overseas operations, including the FCPA, the U.K. Bribery Act or other anti-corruption laws, sanctioned parties restrictions, and FATCA.

In countries outside the U.S., a risk exists that our employees, third party partners or agents could engage in business practices prohibited by applicable laws and regulations, such as the FCPA and the U.K. Bribery Act. Such anti-corruption laws generally prohibit companies from making improper payments to foreign officials and require companies to keep accurate books and records and maintain appropriate internal controls.  We operate in some parts of the world that have experienced governmental corruption. In such parts of the world, in certain circumstances, local customs and practice might not be consistent with the requirements of anti-corruption laws.  In addition, in recent years, two of the five publicly traded insurance brokerage firms were investigated in the U.S. and the U.K. for improper payments to foreign officials.  These firms undertook internal investigations and paid significant settlements.

Our policies mandate strict compliance with such laws and we devote substantial resources to programs to ensure compliance, including investigating business practices and taking steps to address the risk that our employees, third party partners or agents will engage in business practices that are prohibited by our policies and/or such laws and regulations.  We use third party partners and agents in certain jurisdictions where it is common industry practice to do so.  Violations by us or a third party acting on our behalf could result in significant internal investigation costs and legal fees, civil and criminal penalties, including prohibitions on the conduct of our business, and reputational harm.  Although we have not been materially impacted by any such violations, within the past year, we investigated certain business practices that violated our policies and terminated those found to be involved.

We may also be subject to legal liability and reputational damage if we violate trade sanctions laws of the U.S., the EU and other jurisdictions in which we operate.  In addition, FATCA requires certain of our subsidiaries, affiliates and other entities to obtain valid FATCA documentation from payees prior to remitting certain payments to such payees and our failure to do so properly could result in penalties.

We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

We are or have been subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business.  Such claims, lawsuits and other proceedings include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, (including with respect to business interruption or other potential coverage for COVID‑19 losses), report claims on behalf of clients, provide underwriting enterprises with complete and accurate information relating to the risks being insured, or provide clients with appropriate consulting, advisory, pension and claims handling services. There is the risk that our employees or sub-agents may fail to appropriately apply funds that we hold for our clients on a fiduciary basis.  Certain of our benefits and retirement consultants provide investment advice or decision-making services to clients.  If these clients experience investment losses, our reputation could be damaged and our financial results could be negatively affected as a result of claims asserted against us and lost business.  Where appropriate, we have established provisions against these matters that we believe are adequate in light of current information and legal advice, and we adjust such provisions from time to time based on current material developments.  The damages claimed in such matters are or may be substantial, including, in many instances, claims for punitive, treble or other extraordinary damages.  It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results.  In addition, our results of operations, financial condition or liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable or we experience an increase in liabilities for which we self-insure.  We have purchased errors and omissions insurance and other insurance to provide protection against losses that arise in such matters.  Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable.  These accruals and receivables are adjusted from time to time as current developments warrant.

As more fully described in Note 17 to our 2020 consolidated financial statements, we are a defendant in various legal actions incidental to our business, including but not limited to matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. For example, our micro-captive advisory services business has been under investigation by the IRS since 2013. In addition, we are defending a lawsuit (along with Chem-Mod LLC and other defendants) asserting infringement of patents held by Midwest Energy Emissions Corp. and MES Inc.  We cannot reasonably predict the outcomes of these or other matters that we may become involved with in the future.  An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period, or on an ongoing basis.  In addition, regardless of any eventual monetary costs, any such matter could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP).  These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements.  We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to revenue recognition and deferred costs - see Note 4 to our 2020 consolidated financial statements.  We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments (including our IRC Section 45 investments), income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies.  We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances.  Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements.  Further, as additional guidance relating to the TCJA is released or if the current U.S. president’s administration takes action to reverse portions of the TCJA, our estimates related to the TCJA may change.  Additionally, changes in accounting standards (such as the changed lease standards - see Note 2 to our 2020 consolidated financial statements) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

Risks Relating to our Investments, Debt and Common Stock

Our clean energy investments are subject to various risks and uncertainties.

Our ability to generate returns, claim tax deductions and avoid write-offs in connection with our IRC Section 45 and IRC Section 29 investments is subject to various risks and uncertainties including those set forth below.  Our IRC Section 45 investments’ ability to generate additional tax credits is scheduled to end in December 2021.

•

Environmental, political and regulatory concerns.  Environmental concerns about greenhouse gases, toxic wastewater discharges and coal combustion waste have led to public pressure to reduce or regulations that discourage the burning of coal, even refined coal treated by technologies such as The Chem-Mod™ Solution. In recent years there has been some negative publicity around our IRC Section 45 investments and clean coal generally, and certain members of Congress have raised questions about the methodologies clean coal refiners use to validate emission reductions under IRC Section 45. Negative publicity of this kind could exacerbate the risk referred to above or call into question the validity of existing tax credits. Additionally, several states have enacted mandates that electric power generating companies purchase a minimum amount of power from renewable energy sources such as wind, hydroelectric, solar, nuclear and geothermal.  If utilities burned less coal as a result of any such regulation, including state or federal laws that otherwise limit coal-fired generation, our ability to generate additional tax credits would be reduced.

•

Market demand for coal.  When the price of natural gas and/or oil declines relative to that of coal, some utilities may choose to burn natural gas or oil instead of coal.  Market demand for coal may also decline as a result of an increase in the use of power from renewable sources, trade protection measures, an economic slowdown (including the current economic slowdown caused by the COVID-19 pandemic) or mild weather and a corresponding decline in the use of electricity.  If utilities burn less coal or eliminate coal in the production of electricity, our ability to generate additional tax credits would be reduced.

•

Intellectual property and litigation risks.  There is a risk that foreign laws will not protect the intellectual property associated with The Chem-Mod™ Solution to the same extent as U.S. laws, leaving us vulnerable to companies outside the U.S. who may attempt to copy such intellectual property.  In addition, other companies may make claims of intellectual property infringement with respect to The Chem-Mod™ Solution.  Such intellectual property claims, with or without merit, could require that Chem-Mod (or us and our investment and operational partners) obtain a license to use the intellectual property, which might not be obtainable on favorable terms, if at all. On July 17, 2019, Midwest Energy Emissions Corp. and MES Inc. (together, Midwest Energy) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against us, Chem‑Mod LLC and numerous other related and unrelated parties (some of whom are seeking indemnification from Chem-Mod LLC).  The complaint alleges that the named defendants infringe patents held exclusively by Midwest Energy and seeks unspecified damages and injunctive relief.  We dispute the allegations contained in the complaint and intend to defend this matter vigorously.  Litigation is inherently uncertain and, accordingly it is not possible for us to predict the ultimate outcome of these matters.  While we believe the probability of a material loss is remote, if plaintiffs prevail on the infringement suit, or defendants cannot obtain necessary licenses on reasonable terms, that may limit the use of The Chem-Mod™ Solution by certain licensees.

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

•

Incompatible coal.  If utilities purchase coal of a quality or type incompatible with their boilers and operations, treating such coal through a commercial refined coal plant could magnify the negative impacts of burning such coal.  As a result, refined coal plants at such utilities may be removed from production until all the incompatible coal has been burned, which could reduce their ability to generate tax credits.

We began generating tax credits under IRC Section 45 in 2009. As of December 31, 2020, we had generated a total of $1,512.7 million in IRC Section 45 tax credits, of which approximately $534.9 million have been used to offset U.S. federal tax liabilities and $977.8 million remain unused and available to offset future U.S. federal tax liabilities. Our ability to use tax credits under IRC Section 45 depends upon the operations in which we have invested satisfying certain ongoing conditions set forth in IRC Section 45.  These include, among others, the “placed-in-service” condition and requirements relating to qualified emissions reductions, coal sales to unrelated parties and at least one of the operations’ owners qualifying as a “producer” of refined coal.  While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations have not satisfied, or have not continued to satisfy, the conditions set forth in IRC Section 45.  Similarly, the law permitting us to claim IRC Section 29 tax credits (related to our prior synthetic coal operations) expired on December 31, 2007. At December 31, 2020, we had exposure with respect to $108.0 million of previously earned tax credits under IRC Section 29. We believe our claim for IRC Section 29 tax credits in 2007 and prior years was in accordance with IRC Section 29 and four private letter rulings previously obtained by IRC Section 29-related limited liability companies in which we had an interest. We understand these private letter rulings were consistent with those issued to other taxpayers and we have received no indication from the IRS that it will seek to revoke or modify them. In addition, the IRS audited certain of the IRC Section 29 facilities without requiring any changes.

While none of our prior IRC Section 29 operations are currently under audit, several of the IRC Section 45 operations in which we are invested are under audit by the IRS.  See “IRS Audits” above.  The IRS could place the remaining IRC Section 45 operations and any of the prior IRC Section 29 operations under audit. An adverse outcome with respect to our ability to claim tax credits under any such audit would likely cause a material loss or cause us to be subject to liability under indemnification obligations related to prior sales of partnership interests in IRC Section 29 tax credits.

The IRC Section 45 operations in which we have invested and the by-products from such operations may result in environmental and product liability claims and environmental compliance costs.

The construction and operation of the IRC Section 45 operations are subject to federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety.  Such laws and regulations generally require the operations and/or the utilities at which the operations are located to obtain and comply with various environmental registrations, licenses, permits, inspections and other approvals.  There are costs associated with ensuring compliance with all applicable laws and regulations, and failure to fully comply with all applicable laws and regulations could lead to the imposition of penalties or other liability.  Failure of The Chem-Mod™ Solution utilized at coal-fired generation facilities, for example, could result in violations of air emissions permits, which could lead to the imposition of penalties or other liability. Additionally, some environmental laws, without regard to fault or the legality of a party’s conduct, impose liability on certain entities that are considered to have contributed to, or are otherwise responsible for, the release or threatened release of hazardous substances into the environment.  One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties.  By using The Chem‑Mod™ Solution at locations owned and operated by others, we and our partners may be exposed to the risk of being held liable for environmental damage from releases of hazardous substances we may have had little, if any, involvement in creating.  Such risk remains even after production ceases at an operation to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with The Chem-Mod™ Solution. Increasing attention to global climate change has resulted in an increased possibility of regulatory attention and private litigation.  For example, claims have been made against certain energy companies alleging that greenhouse gas emissions constitute a public nuisance.  In addition to the possibility of our being named in such actions, we and our partners could face the risk of environmental and product liability claims related to concrete incorporating fly ash produced using The Chem-Mod™ Solution.  No assurances can be given that contractual arrangements and precautions taken to ensure assumption of these risks by facility owners or operators, or other end users, will result in that facility owner or operator, or other end user, accepting full responsibility for any environmental or product liability claim. Nor can we or our partners be certain that facility owners or operators, or other end users, will fully comply with all applicable laws and regulations, and this could result in environmental or product liability claims.  It is also not uncommon for private claims by third parties alleging contamination to also include claims for personal injury, property damage, nuisance, diminution of property value, or similar claims.  Furthermore, many environmental, health and safety laws authorize citizen suits, permitting third parties to make claims for violations of laws or permits.  Our insurance may not cover all environmental risk and costs or may not provide sufficient coverage in the event of an environmental or product liability claim, and defense of such claims can be costly, even when such defense prevails.  If significant uninsured losses arise from environmental or product liability claims, or if the costs of environmental compliance increase for any reason, our results of operations and financial condition could be adversely affected.

We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.

As of December 31, 2020, we had total consolidated debt outstanding of approximately $4.5 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. A small portion of our private placement debt consists of floating rate notes and interest payments under our senior revolving credit facility are based on a floating rate (in both cases currently based on LIBOR, which is expected to transition at the end of 2021 to the Secured Overnight Financing Rate), which exposes us to the risk of a changing or unknown rate environment. Our indebtedness will also reduce the ability to use that cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, issuing additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, or refinance any of our indebtedness on commercially reasonable terms, or at all.

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

An important way we grow our business is through acquisitions.  One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities.  The issuance of any additional shares of common or of preferred stock or convertible securities could be substantially dilutive to holders of our common stock. Moreover, to the extent that we issue restricted stock units, performance stock units, options or warrants to purchase shares of our common stock in the future and those options or warrants are exercised or as the restricted stock units or performance stock units vest, our stockholders may experience further dilution. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

The executive offices of our corporate segment and certain subsidiary and branch facilities of our brokerage and risk management segments are located at 2850 Golf Road, Rolling Meadows, Illinois, where we own approximately 360,000 square feet of space, and can accommodate 2,000 employees at peak capacity.

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations.  We prefer to lease office space rather than own real estate related to the branch facilities of our brokerage and risk management segments.  Certain of our office space leases have options permitting renewals for additional periods.  In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index.  See Notes 15 and 17 to our 2020 consolidated financial statements for information with respect to our lease commitments as of December 31, 2020.

Item 3. Legal Proceedings.

Please see the information set forth in Note 17 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

Set forth below are the names, ages, positions and business backgrounds of our executive officers as of the date hereof:

Name	Age	Position and Year First Elected
J. Patrick Gallagher, Jr.	68	Chairman since 2006, President since 1990, Chief Executive Officer since 1995
Walter D. Bay	58	Corporate Vice President, General Counsel, Secretary since 2007
Richard C. Cary	58	Controller since 1997, Chief Accounting Officer since 2001
Joel D. Cavaness	59	Corporate Vice President since 2000, President of our Wholesale Brokerage Operation since 1997
Thomas J. Gallagher	62	Corporate Vice President since 2001, Chairman of our International Brokerage Operation 2010 - 2016, President of our Global Property/Casualty Brokerage Operation beginning in 2017
Douglas K. Howell	59	Corporate Vice President, Chief Financial Officer since 2003
Scott R. Hudson Vishal Jain	59 59	Corporate Vice President and President of our Risk Management Operation since 2010 Corporate Vice President since 2016, Chief Service Officer since 2014
Christopher E. Mead	53	Corporate Vice President, Chief Marketing Officer since 2017; Managing Director - Marketing Division, CME Group, 2005 - 2017
Susan E. Pietrucha	54	Corporate Vice President, Chief Human Resource Officer since 2007
William F. Ziebell	58	Corporate Vice President since 2011, regional leader in our Employee Benefit and Consulting Brokerage Operations 2004 - 2016, President beginning in 2017

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

As of January 31, 2021, there were approximately 1,000 holders of record of our common stock.

(c)	Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of us for each fiscal month in the three-month period ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 through October 31, 2020	1,811	$106.28	—	7,287,019
November 1 through November 30, 2020	2,583	111.80	—	7,287,019
December 1 through December 31, 2020	13,742	125.73	—	7,287,019
Total	18,136	$121.80	—

(1)

Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively.  These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency.  The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 11 to our 2020 consolidated financial statements in this report for more information regarding the DEPP.  The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards.  Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions.  In the fourth quarter of 2020, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2020 awards under the DCPP.  The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after-tax basis.  Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock.  When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock.  We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust.  We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans.  All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency.  The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.

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

Item 6. Selected Financial Data.

The following selected consolidated financial data for each of the five years in the period ended December 31, 2020 have been derived from our consolidated financial statements.  Such data should be read in conjunction with our consolidated financial statements and notes thereto in Item 8 of this annual report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In millions, except per share and employee data)
Consolidated Statement of Earnings Data:
Commissions	$3,591.9	$3,320.6	$2,920.7	$2,641.0	$2,409.9
Fees	1,957.9	1,911.1	1,756.3	1,591.9	1,491.7
Supplemental revenues	221.9	210.5	189.9	158.0	139.9
Contingent revenues	147.0	135.6	98.0	99.5	97.9
Investment income and other	933.2	1,478.6	1,827.5	1,622.6	1,409.0
Revenue before reimbursements	6,851.9	7,056.4	6,792.4	6,113.0	5,548.4
Reimbursements	151.7	138.6	141.6	136.0	132.1
Total revenues	7,003.6	7,195.0	6,934.0	6,249.0	5,680.5
Total expenses	6,132.7	6,568.9	6,454.6	5,889.2	5,346.9
Earnings before income taxes	870.9	626.1	479.4	359.8	333.6
Benefit (provision) for income taxes	12.8	(89.7)	(196.5)	(157.1)	(96.7)
Net earnings	858.1	715.8	675.9	516.9	430.3
Net earnings attributable to noncontrolling interests	39.3	47.0	42.4	35.6	33.5
Net earnings attributable to controlling interests	$818.8	$668.8	$633.5	$481.3	$396.8
Per Share Data:
Diluted net earnings per share (1)	4.20	3.52	3.40	2.64	2.22
Dividends declared per common share (2)	1.80	1.72	1.64	1.56	1.52
Share Data:
Shares outstanding at year end	193.7	188.1	184.0	181.0	178.3
Weighted average number of common shares outstanding	191.0	186.0	182.7	180.1	177.6
Weighted average number of common and common equivalent shares outstanding	195.0	190.1	186.2	182.1	178.4
Consolidated Balance Sheet Data:
Total assets	$22,331.4	$19,634.8	$16,334.0	$14,909.7	$13,528.2
Long-term debt less current portion	4,273.0	3,823.0	3,098.0	2,698.0	2,150.0
Total stockholders' equity	6,232.7	5,215.5	4,569.7	4,299.7	3,775.5
Return on beginning stockholders' equity (3)	16%	15%	15%	13%	11%
Employee Data:
Number of employees - at year end	32,401	33,247	30,362	26,783	24,790

(1)	Based on the weighted average number of common and common equivalent shares outstanding during the year.
(2)	Based on the total dividends declared on a share of common stock outstanding during the entire year.
(3)	Represents net earnings divided by total stockholders' equity, as of the beginning of the year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report. In addition, please see “Information Regarding Non-GAAP Measures and Other” beginning on page 34 for a reconciliation of the non-GAAP measures for adjusted total revenues, organic commission, fee and supplemental revenues and adjusted EBITDAC to the comparable GAAP measures, as well as other important information regarding these measures.

We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad.  We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients.  Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks.  We are headquartered in Rolling Meadows, Illinois, have operations in 49 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent brokers and consultants.  In 2020, we expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth.  We generate approximately 68% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 32% generated internationally, primarily in the U.K., Australia, Canada, New Zealand and Bermuda (based on 2020 revenues).  We expect that our international revenue as a percentage of our total revenues in 2021 will be comparable to 2020. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 74%, 14% and 12%, respectively, to 2020 revenues.  Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations.  Investment income is generated from invested cash and fiduciary funds, clean energy investments, and interest income from premium financing.

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

Prior Year Discussion of Results and Comparisons

For information on fiscal 2018 results and similar comparisons, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the fiscal year ended December 31, 2019.

Summary of Financial Results - Year Ended December 31,

See the reconciliations of non-GAAP measures on page 30.

	Year 2020		Year 2019		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
	(In millions, except per share data)
Brokerage Segment
Revenues	$5,167.1	$5,172.9	$4,901.5	$4,820.7	5%	7%
Organic revenues		$4,854.4		$4,706.1		3.2%
Net earnings	$866.0		$717.3		21%
Net earnings margin	16.8%		14.6%		+213 bpts
Adjusted EBITDAC		$1,691.4		$1,375.1		23%
Adjusted EBITDAC margin		32.7%		28.5%		+418 bpts
Diluted net earnings per share	$4.42	$4.91	$3.68	$3.72	20%	32%
Risk Management Segment
Revenues before reimbursements	$821.7	$821.7	$838.5	$838.0	(2%)	(2%)
Organic revenues		$813.6		$836.3		(2.7%)
Net earnings	$66.9		$66.2		1%
Net earnings margin (before reimbursements)	8.1%		7.9%		+24 bpts
Adjusted EBITDAC		$149.5		$146.0		2%
Adjusted EBITDAC margin (before reimbursements)		18.2%		17.4%		+77 bpts
Diluted net earnings per share	$0.34	$0.38	$0.35	$0.37	(3%)	3%
Corporate Segment
Diluted net loss per share	$(0.56)	$(0.57)	$(0.51)	$(0.45)
Total Company
Diluted net earnings per share	4.20	$4.72	$3.52	$3.64	19%	30%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$4.76	$5.29	$4.03	$4.09	18%	29%

In our corporate segment, net after tax earnings from our clean energy investments was $69.8 million and $88.5 million in 2020 and 2019, respectively.  Our current estimate of the 2021 annual net after tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2021, is $60.0 million to $75.0 million.  We expect to use the additional cash flow generated by these earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for 2020 and 2019.  In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share.  Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 37 and 42 of this filing.

Year Ended December 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:
	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2020	2019	2020	2019	2020	2019	2020	2019	Chg
	(In millions, except per share data)
Brokerage, as reported	$5,167.1	$4,901.5	$866.0	$717.3	$1,597.4	$1,359.1	$4.42	$3.68	20%
Net loss (gains) on divestitures	5.8	(75.3)	4.7	(47.5)	5.8	(62.3)	0.02	(0.25)
Acquisition integration	—	—	19.3	16.1	25.1	20.4	0.10	0.08
Workforce and lease termination	—	—	34.0	35.1	43.9	44.8	0.17	0.19
Acquisition related adjustments	—	—	39.7	5.8	19.2	16.8	0.20	0.03
Levelized foreign currency translation	—	(5.5)	—	(2.6)	—	(3.7)	—	(0.01)
Brokerage, as adjusted *	5,172.9	4,820.7	963.7	724.2	1,691.4	1,375.1	4.91	3.72	32%
Risk Management, as reported	821.7	838.5	66.9	66.2	141.6	137.9	$0.34	$0.35	(3%)
Workforce and lease termination	—	—	6.0	5.2	7.9	7.9	0.04	0.03
Acquisition related adjustments	—	—	0.4	(1.0)	—	—	—	(0.01)
Levelized foreign currency translation	—	(0.5)	—	(0.1)	—	0.2	—	—
Risk Management, as adjusted *	821.7	838.0	73.3	70.3	149.5	146.0	0.38	0.37	3%
Corporate, as reported	863.1	1,316.4	(74.8)	(67.7)	(142.2)	(201.4)	$(0.56)	$(0.51)
Clean energy related adjustments	—	3.0	—	11.7	—	14.9	—	0.05
Income tax related and workforce	—	—	(1.1)	2.3	—	3.0	(0.01)	0.01
Corporate, as adjusted *	863.1	1,319.4	(75.9)	(53.7)	(142.2)	(183.5)	(0.57)	(0.45)
Total Company, as reported	$6,851.9	$7,056.4	$858.1	$715.8	$1,596.8	$1,295.6	$4.20	$3.52	19%
Total Company, as adjusted *	$6,857.7	$6,978.1	$961.1	$740.8	$1,698.7	$1,337.6	$4.72	$3.64	30%
Total Brokerage and Risk
Management, as reported	$5,988.8	$5,740.0	$932.9	$783.5	$1,739.0	$1,497.0	$4.76	$4.03	18%
Total Brokerage and Risk
Management, as adjusted *	$5,994.6	$5,658.7	$1,037.0	$794.5	$1,840.9	$1,521.1	$5.29	$4.09	29%

*

For 2020, the pretax impact of the brokerage segment adjustments totals $125.8 million, with a corresponding adjustment to the provision for income taxes of $28.1 million relating to these items.  The pretax impact of the risk management segment adjustments totals $8.5 million, with a corresponding adjustment to the provision for income taxes of $2.1 million relating to these items.  There is no pretax impact of the corporate segment adjustments, but there is an adjustment to the provision for income taxes of $1.1 million.  For the corporate segment, the clean energy related adjustments are described on page 47.

For 2019, the pretax impact of the brokerage segment adjustments totals $6.9 million, with no corresponding adjustment to the provision for income taxes relating to these items.  The pretax impact of the risk management segment adjustments totals $5.6 million, with a corresponding adjustment to the provision for income taxes of $1.5 million relating to these items.  The pretax impact of the corporate segment adjustments totals $17.9 million, with an adjustment to the benefit for income taxes of $3.9 million.  For the corporate segment, the clean energy related adjustments are described on page 47.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Year Ended Dec 31, 2020
Brokerage, as reported	$1,142.3	$276.3	$866.0	$4.9	$861.1	$4.42
Net losses on divestitures	5.8	1.1	4.7	—	4.7	0.02
Acquisition integration	25.1	5.8	19.3	—	19.3	0.10
Workforce and lease termination	43.9	9.9	34.0	—	34.0	0.17
Acquisition related adjustments	51.0	11.3	39.7	—	39.7	0.20
Brokerage, as adjusted	$1,268.1	$304.4	$963.7	$4.9	$958.8	$4.91
Risk Management, as reported	$89.4	$22.5	$66.9	$—	$66.9	$0.34
Workforce and lease termination	7.9	1.9	6.0	—	6.0	0.04
Acquisition related adjustments	0.6	0.2	0.4	—	0.4	—
Risk Management, as adjusted	$97.9	$24.6	$73.3	$-	$73.3	$0.38
Corporate, as reported	$(360.8)	$(286.0)	$(74.8)	$34.4	$(109.2)	$(0.56)
Income tax related impact	—	1.1	(1.1)	—	(1.1)	(0.01)
Corporate, as adjusted	$(360.8)	$(284.9)	$(75.9)	$34.4	$(110.3)	$(0.57)
Year Ended Dec 31, 2019
Brokerage, as reported	$946.5	$229.2	$717.3	$17.2	$700.1	$3.68
Net gains on divestitures	(62.3)	(14.8)	(47.5)	—	(47.5)	(0.25)
Acquisition integration	20.4	4.3	16.1	—	16.1	0.08
Workforce and lease termination	44.8	9.7	35.1	—	35.1	0.19
Acquisition related adjustments	7.5	1.7	5.8	—	5.8	0.03
Levelized foreign currency translation	(3.5)	(0.9)	(2.6)	—	(2.6)	(0.01)
Brokerage, as adjusted	$953.4	$229.2	$724.2	$17.2	$707.0	$3.72
Risk Management, as reported	$88.4	$22.2	$66.2	$—	$66.2	$0.35
Workforce and lease termination	7.9	2.7	5.2	—	5.2	0.03
Acquisition related adjustments	(2.4)	(1.4)	(1.0)	—	(1.0)	(0.01)
Levelized foreign currency translation	0.1	0.2	(0.1)	—	(0.1)	—
Risk Management, as adjusted	$94.0	$23.7	$70.3	$-	$70.3	$0.37
Corporate, as reported	$(408.8)	$(341.1)	$(67.7)	$29.8	$(97.5)	$(0.51)
Clean energy related adjustments	14.9	3.2	11.7	2.5	9.2	0.05
Workforce	3.0	0.7	2.3	—	2.3	0.01
Corporate, as adjusted	$(390.9)	$(337.2)	$(53.7)	$32.3	$(86.0)	$(0.45)

COVID-19 Impact

In our property/casualty brokerage operations, during fourth quarter 2020, (a) our customer retention remained at pre‑pandemic levels, (b) new business generation was above pre-pandemic levels, offset somewhat by non-recurring business that was below pre‑pandemic levels, (c) renewal exposure units (i.e., insured values, payrolls, employees, miles driven, etc.) declined; however, premium rates across most geographies and lines of coverage have continued to increase, effectively mitigating exposure unit declines, and (d) net positive mid-term policy modifications were slightly higher than fourth quarter 2019.

Thus far in the first quarter of 2021, property/casualty customer exposure unit renewals showed improvement compared to lows seen in April and May 2020, as our customers’ businesses continue to recover and economic activity increases. Full policy cancellations have remained similar to pre-pandemic levels, and we continue to see property/casualty premium rates move higher overall which may partially, or fully, offset future declines in exposure units, if any.

In our employee benefits brokerage operations, during the fourth quarter of 2020 we saw a decrease in new consulting and special project work, while covered lives on renewal business were similar to the third quarter of 2020.  Our January 1, 2021 health and welfare renewals have shown covered lives being consistent with levels seen in the fourth quarter of 2020, although still not at pre-pandemic levels.  Consulting engagements and special project work improved slightly from fourth quarter levels, but are still below pre‑pandemic levels.  We believe revenue softness related to reduced covered lives and lower frequency of special project work could persist over the next few quarters, and even deteriorate further, if the economy is slow to recover.

In our risk management operations, we began seeing a meaningful decline in new claims arising during the last two weeks of March 2020, which persisted into April.  From May to December 2020, we saw an improving trend in new claims arising and higher COVID‑related workers compensation claims; yet the current level of weekly new claims so far in 2021 is still below pre-pandemic levels.  A slower recovery or reversal in the number of workers employed could cause fewer claims to arise in future quarters.

Throughout 2020 and in the fourth quarter of 2020, our clean energy investments experienced the impact of lower electricity consumption in the U.S., when compared to the same periods in 2019, due to reduced economic activity (as well as, unrelated to COVID-19, milder temperatures, other than some brief periods of unusually warm weather, falling natural gas prices, and increased use of renewable energy sources).  We expect reduced U.S. electricity consumption could persist at least through the first half of 2021, and could even continue throughout all of 2021.

Of our nearly 1,000 office locations, nearly 400 are open, but most at reduced capacity.  Accordingly the vast majority of our employees continue to work remotely for some or all of their work week.  We believe our service levels are unchanged from pre-pandemic levels.  We have not had any office-wide outbreaks of COVID-19, and fewer than 300 confirmed cases among our 32,401 employees - all of which we believe contracted the virus outside of our office locations.

Given the deterioration in economic conditions, since the first quarter of 2020, we are actively managing costs by limiting discretionary spending such as travel, entertainment and advertising expenses, adjusting our real estate footprint, reducing capital expenditures, limiting use of outside labor and consultants, increasing utilization of our centers of excellence, and we have adjusted portions of our workforce where volumes have declined significantly and normal attrition was not sufficient.

The cost saving impact of these actions in the second, third and fourth quarters of 2020 was substantial; with estimated quarterly savings of approximately $65 million to $70 million pretax compared to the same quarters in 2019, as adjusted for pro forma full‑quarter costs related to acquisitions.  Offsetting these savings were severance and lease termination costs related to these actions.  We believe savings in the first quarter of 2021 compared to the first quarter of 2020 could again total approximately $60 million to $65 million pretax after adjusting for pro forma costs related to acquisitions.  Offsetting possible future savings would be additional implementation and execution costs, which we estimate could total approximately $12 million to $15 million pretax.  Future net savings may be lower if the economy recovers faster than we are forecasting or our costs to implement changes exceed our estimates.

We have not seen any meaningful decline in cash receipts from our clients to date and we have more than $1.6 billion of available liquidity.  A prolonged period of economic weakness may cause future cash collections to deteriorate, but we believe our cost savings, reduced non-client facing capital expenditures and working capital improvements could mitigate a potential decline in our cash flows over the near‑term.

For a discussion of risk and uncertainties relating to COVID‑19 for our business, results of operations and financial condition, see Part II, Item 1A. Risk Factors in our Form 10-K page 9.

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

While we remain unaware of any actual or attempted misuse of information, our investigation into the incident remains ongoing.  We are working to conclude our forensic investigation and determine the nature and extent of unauthorized access to information on our systems.  We intend to comply with all applicable laws and regulations.  Based on the results of the forensic investigation to date, we do not believe this incident will have a material adverse effect on our business, operations or financial condition.

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

We typically cite the Council of Insurance Agents & Brokers (which we refer to as the CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment.  The fourth quarter 2020 survey had not been published as of the filing date of this report.  The first three 2020 quarterly surveys indicated that U.S. commercial property/casualty rates increased by 9.3%, 10.8%, and 11.7% on average, for the first, second and third quarters of 2020, respectively.  We expect a similar trend to be noted when the CIAB fourth quarter 2020 survey report is issued, which would signal overall continued price firming and hardening in some items.  The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

We believe the increases in property/casualty rates experienced in 2020, will continue in 2021; however, loss trends could deteriorate, leading to a more difficult environment and, in certain lines and geographies, a hard market. The economies of the U.S. and other countries around the world contracted during 2020 as a result of COVID-19 and have yet to rebound to pre-pandemic levels. Weaker economic activity is leading to, and is likely to continue to lead to, reduced exposure units and elevated unemployment. We expect that our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should help offset, to a degree, softer global economic conditions.  Overall, we believe that in a positive rate environment with reduced exposure units, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budget. Based on our experience, there is adequate capacity in the insurance market for most lines of coverage, terms and conditions are tightening, most insurance carriers appear to be making rational pricing decisions and clients can broadly still obtain coverage.

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and six clean coal production plants we purchased from a third party.  All 35 plants produce refined coal using propriety technologies owned by Chem-Mod.  We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45.  The plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) received tax credits through 2019 and the 21 plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) can receive tax credits through 2021.  All twenty-one of the 2011 Era Plants are under long‑term production contracts with several utilities.

We also own a 46.5% controlling interest in Chem-Mod, which has been marketing The Chem‑Mod™ Solution proprietary technologies principally to refined fuel plants that sell refined fuel to coal-fired power plants owned by utility companies, including those plants in which we hold interests.  Based on current production estimates provided by licensees, Chem-Mod could generate for us approximately $5.0 million to $6.0 million of net after tax earnings per quarter for the first three quarters of 2021.

Our current estimate of the 2021 annual net after tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2020, is $60.0 million to $75.0 million.

All estimates set forth above regarding the future results of our clean energy investments are subject to significant risks, including those set forth in the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.”

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  We believe the following significant accounting policies may involve a higher degree of judgment and complexity.  See Note 1 to our 2020 consolidated financial statements for other significant accounting policies.

Revenue Recognition - See Revenue Recognition in Notes 1 and 4 to our 2020 consolidated financial statements.

Income Taxes - See Income Taxes in Notes 1 and 19 to our 2020 consolidated financial statements.

Uncertain tax positions are measured based upon the facts and circumstances that exist at each reporting period and involve significant management judgment.  Subsequent changes in judgment based upon new information may lead to changes in recognition, derecognition and measurement.  Adjustments may result, for example, upon resolution of an issue with the taxing authorities, or expiration of a statute of limitations barring an assessment for an issue.  We recognize interest and penalties, if any, related to unrecognized tax benefits in our provision for income taxes.  See Note 19 to our 2020 consolidated financial statements for a discussion regarding the possibility that our gross unrecognized tax benefits balance may change within the next twelve months.

Tax law requires certain items to be included in our tax returns at different times than such items are reflected in the financial statements.  As a result, the annual tax expense reflected in our consolidated statements of earnings is different than that reported in our tax returns.  Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary and reverse over time, such as depreciation expense and amortization expense deductible for income tax purposes.  Temporary differences create deferred tax assets and liabilities.  Deferred tax liabilities generally represent tax expense recognized in the financial statements for which a tax payment has been deferred, or expense which has been deducted in the tax return but has not yet been recognized in the financial statements.  Deferred tax assets generally represent items that can be used as a tax deduction or credit in tax returns in future years for which a benefit has already been recorded in the financial statements.  On July 22, 2020, the U.K. enacted the Finance Act and Stamp Duty Land Tax which maintained the U.K. corporate tax rate at 19% from April 1, 2020 (previously planned to be reduced to 17% on that date).  Accordingly, we adjusted our deferred tax asset and liability balances in third quarter 2020 to reflect this rate change.

We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that future taxable income will be insufficient to fully use a deduction or credit in a specific jurisdiction.  In assessing the need for the recognition of a valuation allowance for deferred tax assets, we consider whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized and adjust the valuation allowance accordingly.  We evaluate all significant available positive and negative evidence as part of our analysis.  Negative evidence includes the existence of losses in recent years.  Positive evidence includes the forecast of future taxable income by jurisdiction, tax-planning strategies that would result in the realization of deferred tax assets and the presence of taxable income in prior carryback years.  The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance.  Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.  The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable.  See Note 19 to our 2020 consolidated financial statements related to changes in our valuation allowances.

Intangible Assets/Earnout Obligations - See Intangible Assets in Note 1 to our 2020 consolidated financial statements.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement.  In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability.  We estimate future payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections.  We then discount these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets.  Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.  See Note 3 to our 2020 consolidated financial statements for additional discussion on our 2020 business combinations.

Business Combinations and Dispositions

See Note 3 to our 2020 consolidated financial statements for a discussion of our 2020 business combinations.  We did not have any material dispositions in 2018.

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

Adjusted Non-GAAP presentation - We believe that the adjusted non-GAAP presentation of our 2020 and 2019 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us.  The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

•

Adjusted measures - We define these measures as revenues (for the brokerage segment), revenues before reimbursements (for the risk management segment), net earnings, compensation expense and operating expense, respectively, each adjusted to exclude the following, as applicable:

o

Net losses or gains on divestitures, which are primarily net losses or proceeds received related to sales of books of business and other divestiture transactions, such as the disposal of a business through sale or closure.

o	Costs related to divestitures, which include legal and other costs related to certain operations that are being exited by us.
o

Acquisition integration costs, which include costs related to certain large acquisitions, outside the scope of our usual tuck-in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition.  These costs are typically associated with redundant workforce, extra lease space, duplicate services and external costs incurred to assimilate the acquisition with our IT related systems.

o	Workforce related charges, which primarily include severance costs (either accrued or paid) related to employee terminations and other costs associated with redundant workforce.
o	Lease termination related charges, which primarily include costs related to terminations of real estate leases and abandonment of leased space.

o

Acquisition related adjustments, which include change in estimated acquisition earnout payables adjustments, impairment charges and acquisition related compensation charges.  Prior to first quarter 2019, this adjustment also reflected impacts of acquisition valuation true-ups.

o

The impact of foreign currency translation, as applicable.  The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same period in the prior year.

o

Effective income tax rate impact, which represents the impact in third quarter 2020 of one-time taxes associated with the realignment of our operations to continue to conduct certain business in the EU after Brexit and the change in the U.K. effective income tax rate from 17.5% to 19%.  In addition, it also includes the impact in third quarter 2019 related to prior quarters in 2019 for the decrease in the U.S. effective income tax rate used to compute the provision for income taxes in fourth quarter 2019.

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

•

Adjusted EBITDAC and Adjusted EBITDAC Margin - Adjusted EBITDAC is EBITDAC adjusted to exclude net losses or gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, and the period-over-period impact of foreign currency translation, as applicable and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above).  These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance, and are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•

Adjusted EPS and Adjusted Net Earnings - Adjusted net earnings have been adjusted to exclude the after-tax impact of net losses or gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, the impact of foreign currency translation and effective income tax rate impact, as applicable.  Adjusted EPS is Adjusted Net Earnings divided by diluted weighted average shares outstanding.  This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and for the overall business is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

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

These revenue items are excluded from organic revenues in order to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that are expected to continue in 2021 and beyond.  We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments.  We also believe that using this non-GAAP measure allows readers of our financial statements to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

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

Brokerage

The brokerage segment accounted for 74% of our revenue in 2020.  Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our brokerage segment generates revenues by:

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

Litigation, Regulatory and Taxation Matters

IRS and DOJ investigations - As previously disclosed, our IRC 831(b) (or “micro-captive”) advisory services business has been under investigation by the IRS since 2013.  Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations.  Additionally, the IRS has initiated audits for the 2012 tax year, and subsequent tax years, of over 100 of the micro-captive underwriting enterprises organized and/or managed by us.  In May 2020, we learned that the DOJ is conducting a criminal investigation related to IRC 831(b) micro-captive underwriting enterprises. We have been advised that we are not currently a target of the investigation.  In June 2020, our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) received a grand jury subpoena requesting documents relating to its micro-captive advisory business.  We have produced documents in response to the subpoena.  We are fully cooperating with both the IRS investigation and the DOJ investigation.  We are not able to reasonably estimate the amount of any potential loss in connection with these investigations.

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

Financial information relating to our brokerage segment results for 2020 and 2019 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2020	2019	Change
Commissions	$3,591.9	$3,320.6	$271.3
Fees	1,136.9	1,074.2	62.7
Supplemental revenues	221.9	210.5	11.4
Contingent revenues	147.0	135.6	11.4
Investment income	75.2	85.3	(10.1)
Net (losses) gains on divestitures	(5.8)	75.3	(81.1)
Total revenues	5,167.1	4,901.5	265.6
Compensation	2,882.5	2,745.9	136.6
Operating	687.2	796.5	(109.3)
Depreciation	73.5	66.6	6.9
Amortization	411.3	329.1	82.2
Change in estimated acquisition earnout payables	(29.7)	16.9	(46.6)
Total expenses	4,024.8	3,955.0	69.8
Earnings before income taxes	1,142.3	946.5	195.8
Provision for income taxes	276.3	229.2	47.1
Net earnings	866.0	717.3	148.7
Net earnings attributable to noncontrolling interests	4.9	17.2	(12.3)
Net earnings attributable to controlling interests	$861.1	$700.1	$161.0
Diluted net earnings per share	$4.42	$3.68	$0.74
Other Information
Change in diluted net earnings per share	20%	22%
Growth in revenues	5%	15%
Organic change in commissions and fees	3%	6%
Compensation expense ratio	56%	56%
Operating expense ratio	13%	16%
Effective income tax rate	24%	24%
Workforce at end of period (includes acquisitions)	24,717	25,211
Identifiable assets at December 31	$19,185.3	$16,741.9

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for 2020 and 2019 (in millions):

	2020	2019	Change
Net earnings, as reported	$866.0	$717.3	20.7%
Provision for income taxes	276.3	229.2
Depreciation	73.5	66.6
Amortization	411.3	329.1
Change in estimated acquisition earnout payables	(29.7)	16.9
EBITDAC	1,597.4	1,359.1	17.5%
Net losses (gains) on divestitures	5.8	(62.3)
Acquisition integration	25.1	20.4
Acquisition related adjustments	19.2	16.8
Workforce and lease termination related charges	43.9	44.8
Levelized foreign currency translation	—	(3.7)
EBITDAC, as adjusted	$1,691.4	$1,375.1	23.0%
Net earnings margin, as reported	16.8%	14.6%	+213 bpts
EBITDAC margin, as adjusted	32.7%	28.5%	+418 bpts
Reported revenues	$5,167.1	$4,901.5
Adjusted revenues - see page 29	$5,172.9	$4,820.7

Commissions and fees - The aggregate increase in base commissions and fees for 2020 was due to revenues associated with acquisitions that were made during 2020 and 2019 ($234.9 million) and organic revenue growth.  Commission revenues increased 8% and fee revenues increased 6% in 2020 compared to 2019, respectively.  The organic change in base commission and fee revenues was 3% in 2020 and 6% in 2019.

In our property/casualty brokerage operations, during the three-month period ended December 31, 2020, relative to same period in 2019, our customer (a) retention and new business generation both remained at pre-pandemic levels, (b) non-recurring business was lower than pre-pandemic levels, (c) renewal exposure units (i.e., insured values, payrolls, employees, miles driven, etc.) showed some decline; however, premium rates across most geographies and lines of coverage have continued to increase, effectively mitigating exposure unit decline, and (d) net positive mid-term policy modifications were also lower.  Thus far in the first quarter of 2021, property/casualty renewal customer exposure units and showed improvement compared to lows seen in April and May as our customers’ businesses continue to recover. Full policy cancellations have remained similar to pre-pandemic levels, and we continue to see property/casualty premium rates move higher overall which may partially, or fully, offset future declines in exposure units, if any.  In our employee benefits brokerage operations, during the three-month period ended December 31, 2020 relative to same period in 2019, and thus far in the first quarter of 2021, we saw a decrease in new consulting and frequency of special project work (although we did sell a large life insurance pension funding product) and a decrease in covered lives on renewal business, although not to the same extent as headline unemployment levels.  We believe the decline in covered lives and lower frequency of special project work could persist over the next few quarters, and even deteriorate further, if the economy is slow to recover.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2020 and 2019 include the following (in millions):

	2020 Organic Revenues
	2020	2019	Change
Base Commissions and Fees
Commission and fees, as reported	$4,728.8	$4,394.8	7.6%
Less commission and fee revenues from acquisitions	(234.9)	—
Less divested operations	—	(29.6)
Levelized foreign currency translation	—	(4.8)
Organic base commission and fees	$4,493.9	$4,360.4	3.1%
Supplemental revenues
Supplemental revenues, as reported	$221.9	$210.5	5.4%
Less supplemental revenues from acquisitions	(3.5)	—
Levelized foreign currency translation	—	(0.2)
Organic supplemental revenues	$218.4	$210.3	3.9%
Contingent revenues
Contingent revenues, as reported	$147.0	$135.6	8.4%
Less contingent revenues from acquisitions	(4.9)	—
Less divested operations	—	—
Levelized foreign currency translation	—	(0.2)
Organic contingent revenues	$142.1	$135.4	5.0%
Total reported commissions, fees, supplemental revenues and contingent revenues	$5,097.7	$4,740.9	7.5%
Less commission and fee revenues from acquisitions	(243.3)	—
Less divested operations	—	(29.6)
Levelized foreign currency translation	—	(5.2)
Total organic commissions, fees supplemental revenues and contingent revenues	$4,854.4	$4,706.1	3.2%

Acquisition Activity	2020	2019
Number of acquisitions closed	27	46
Estimated annualized revenues acquired (in millions)	$251.4	$452.3

For 2020 and 2019, we issued 1,857,000 and 1,908,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions, respectively.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2020 and 2019 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2020
Reported supplemental revenues	$59.0	$50.3	$54.7	$57.9	$221.9
Reported contingent revenues	45.1	37.4	34.5	30.0	147.0
Reported supplemental and contingent revenues	$104.1	$87.7	$89.2	$87.9	$368.9
2019
Reported supplemental revenues	$56.7	$46.9	$49.8	$57.1	$210.5
Reported contingent revenues	48.0	29.5	30.4	27.7	135.6
Reported supplemental and contingent revenues	$104.7	$76.4	$80.2	$84.8	$346.1

Investment income and net gains on divestitures - This primarily represents (1) interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing and (2) net (losses) gains related to divestitures and sales of books of business, which were $(5.8) million and $75.3 million in 2020 and 2019, respectively. On December 16, 2020, we completed the sale of a U.K. wealth management business we purchased over four years ago that no longer strategically fit in our benefits operations.  In fourth quarter 2020, we recognized a net pretax non-cash loss on the sale of approximately $12.0 million, primarily due to the write‑off of the remaining net book value of the amortizable intangible assets.  During 2019, we recognized a one-time, net gain of $0.17 of diluted net earnings per share related to the divestiture of a travel insurance brokerage and four other smaller brokerage operations.

Investment income in 2020 decreased compared to 2019 primarily due to decreases in interest income from our U.S. operations due to decreases in interest rates earned on client held funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2020 and 2019 compensation expense (in millions):

	2020	2019
Compensation expense, as reported	$2,882.5	$2,745.9
Acquisition integration	(14.9)	(12.4)
Workforce related charges	(35.7)	(35.2)
Acquisition related adjustments	(19.2)	(16.8)
Levelized foreign currency translation	—	(2.9)
Compensation expense, as adjusted	$2,812.7	$2,678.6
Reported compensation expense ratios	55.8%	56.0%
Adjusted compensation expense ratios	54.4%	55.6%
Reported revenues	$5,167.1	$4,901.5
Adjusted revenues - see page 29	$5,172.9	$4,820.7

The $136.6 million increase in compensation expense in 2020 compared to 2019 was primarily due to compensation associated with the acquisitions completed in 2020 - $26.3 million, producer compensation - $69.4 million, and other incentive compensation linked to operating results and deferred compensation ($45.8 million in the aggregate), partially offset by decreases in temporary-staffing and other related costs - $4.9 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2020 and 2019 operating expense (in millions):

	2020	2019
Operating expense, as reported	$687.2	$796.5
Acquisition integration	(10.2)	(8.0)
Workforce and lease termination related charges	(8.2)	(9.6)
Costs related to divestures	—	(13.0)
Levelized foreign currency translation	—	1.1
Operating expense, as adjusted	$668.8	$767.0
Reported operating expense ratios	13.3%	16.3%
Adjusted operating expense ratios	12.9%	15.9%
Reported revenues	$5,167.1	$4,901.5
Adjusted revenues - see page 29	$5,172.9	$4,820.7

The decrease in operating expense in 2020 compared to 2019 was due primarily to savings in meeting and client entertainment expense, office supplies and other occupancy costs, professional and banking fees and marketing expense - $135.3 million, partially offset by expenses associated with the acquisitions completed in 2020 - $6.7 million and increased business insurance - $19.3 million.

Depreciation - The increase in depreciation expense in 2020 compared to 2019 was due primarily to the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems.  Also contributing to the increases in depreciation expense in 2020 was the depreciation expense associated with acquisitions completed in 2020.

Amortization - The increase in amortization in 2020 compared to 2019 was due primarily to the write-off of amortizable assets in 2020 and additional amortization expense of intangible assets associated with acquisitions completed in 2020 and 2019.  Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).  Based on the results of impairment reviews performed on amortizable intangible assets in 2020 and 2019, we wrote off $51.5 million and $0.1 million, respectively, of amortizable intangible assets related to the brokerage segment. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets.  In reviewing amortizable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.  In consideration of the potential impacts of COVID-19 on our reporting units, we performed a qualitative impairment review on carrying value of our goodwill for all of our reporting units as of December 31, 2020 and no indicators of impairment were noted.

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in 2020 compared to 2019 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance.  During 2020 and 2019, we recognized $32.0 million and $26.2 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2020 and 2019 acquisitions.  During 2020 and 2019, we recognized $61.7 million and $9.3 million of income, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 131 and 112 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2016 to 2020 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three‑year period subsequent to the acquisition date.  The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements.  In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability.  We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections.  Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred.  Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective tax rate in 2020 and 2019 was 24.2% and 24.2% respectively.  We anticipate reporting an effective tax rate of approximately 23.0% to 25.0% in our brokerage segment for the foreseeable future.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2020 and 2019 include noncontrolling interest earnings of $4.9 million and $17.2 million, respectively, of which for 2019 primarily related to our investment in Capsicum Reinsurance Brokers LLP (which we refer to as Capsicum Re).  Prior to December 31, 2019, we were partners in this venture with Grahame Chilton, the former CEO of our International Brokerage Division (who stepped down from the role effective July 1, 2018).  We were the controlling partner, participating in 33% of Capsicum Re’s net operating results and Mr. Chilton owned approximately 50% of Capsicum Re.  In January 2020, we increased our ownership interest in Capsicum Re from 33% to 100%.  Founded in December 2013 through a strategic partnership with Gallagher, Capsicum Re has since grown to become the world’s fifth largest reinsurance broker with offices in the U.K., U.S., Bermuda and South America.

Risk Management

The risk management segment accounted for 14% of our revenue in 2020.  Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises.  Revenues for the risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees.  We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for 2020 and 2019 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2020	2019	Change
Fees	$821.0	$836.9	$(15.9)
Investment income	0.7	1.6	(0.9)
Revenues before reimbursements	821.7	838.5	(16.8)
Reimbursements	151.7	138.6	13.1
Total revenues	973.4	977.1	(3.7)
Compensation	517.5	515.7	1.8
Operating	162.6	184.9	(22.3)
Reimbursements	151.7	138.6	13.1
Depreciation	49.4	46.2	3.2
Amortization	6.0	4.9	1.1
Change in estimated acquisition earnout payables	(3.2)	(1.6)	(1.6)
Total expenses	884.0	888.7	(4.7)
Earnings before income taxes	89.4	88.4	1.0
Provision for income taxes	22.5	22.2	0.3
Net earnings	66.9	66.2	0.7
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to
controlling interests	$66.9	$66.2	$0.7
Diluted earnings per share	$0.34	$0.35	$(0.01)
Other information
Change in diluted earnings per share	(3%)	(8%)
Growth in revenues (before reimbursements)	(2%)	5%
Organic change in fees (before reimbursements)	(3%)	4%
Compensation expense ratio (before reimbursements)	63%	62%
Operating expense ratio (before reimbursements)	20%	22%
Effective income tax rate	25%	25%
Workforce at end of period (includes acquisitions)	6,378	6,753
Identifiable assets at December 31	$973.9	$898.1

The following provides non-GAAP information that management believes is helpful when comparing 2020 and 2019 EBITDAC and adjusted EBITDAC in millions):

	2020	2019	Change
Net earnings, as reported	$66.9	$66.2	1.1%
Provision for income taxes	22.5	22.2
Depreciation	49.4	46.2
Amortization	6.0	4.9
Change in estimated acquisition earnout payables	(3.2)	(1.6)
Total EBITDAC	141.6	137.9	2.7%
Workforce and lease termination related charges	7.9	7.9
Levelized foreign currency translation	—	0.2
EBITDAC, as adjusted	$149.5	$146.0	2.4%
Net earnings margin, before reimbursements, as reported	8.1%	7.9%	+24 bpts
EBITDAC margin, before reimbursements, as adjusted	18.2%	17.4%	+77 bpts
Reported revenues before
reimbursements	$821.7	$838.5
Adjusted revenues - before reimbursements - see page 29	$821.7	$838.0

Fees - The decrease in fees for 2020 compared to 2019 was due primarily to the impact of COVID-19.  In our risk management operations, we began seeing a meaningful decline in new claims arising during the last two weeks of March 2020, which persisted into April.  From May to December, and thus far in the first quarter of 2021, we are seeing an improving trend in new claims arising; yet the current level of weekly new claims are still well below pre-pandemic levels.  A slower recovery or reversal in the number of workers employed could cause fewer claims to arise in future quarters.  Organic change in fee revenues was (3%) in 2020 and 4% in 2019.

Items excluded from organic fee computations yet impacting revenue comparisons in 2020 and 2019 include the following (in millions):

	2019 Organic Revenue
	2020	2019	Change
Fees	$815.3	$833.7	(2.2%)
International performance bonus fees	5.7	3.2
Fees as reported	821.0	836.9	(1.9%)
Less fees from acquisitions	(7.4)	—
Levelized foreign currency translation	—	(0.6)
Organic fees	$813.6	$836.3	(2.7%)

Reimbursements - Reimbursements represent amounts received from clients reimbursing us for certain third-party costs associated with providing our claims management services.  In certain service partner relationships, we are considered a principal because we direct the third party, control the specified service and combine the services provided into an integrated solution.  Given this principal relationship, we are required to recognize revenue on a gross basis and service partner vendor fees in the operating expense line in our consolidated statement of earnings. The increase in reimbursements in 2020 compared to 2019 was primarily due to a change in business mix that is processed internally versus using outside service partners.

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents.  Investment income in 2020 decreased compared to 2019 primarily due to decreases in interest income from our U.S. operations due to decreases in interest rates earned on our funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2020 and 2019 compensation expense compensation expense (in millions):

	2020	2019
Compensation expense, as reported	$517.5	$515.7
Workforce and lease termination related charges	(7.5)	(5.9)
Levelized foreign currency translation	—	(0.5)
Compensation expense, as adjusted	$510.0	$509.3
Reported compensation expense ratios (before reimbursements)	63.0%	61.5%
Adjusted compensation expense ratios (before reimbursements)	62.1%	60.8%
Reported revenues (before reimbursements)	$821.7	$838.5
Adjusted revenues (before reimbursements) - see page 29	$821.7	$838.0

The $1.8 million increase in compensation expense in 2020 compared to 2019 was primarily due to other incentive compensation linked to operating results and deferred compensation - ($7.4 million in the aggregate), partially offset by a decrease in temporary‑staffing expense - $5.6 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2020 and 2019 operating expense operating expense (in millions):

	2020	2019
Operating expense, as reported	$162.6	$184.9
Workforce and lease termination related charges	(0.4)	(2.0)
Levelized foreign currency translation	—	(0.2)
Operating expense, as adjusted	$162.2	$182.7
Reported compensation expense ratios (before reimbursements)	19.8%	22.1%
Adjusted compensation expense ratios (before reimbursements)	19.7%	21.8%
Reported revenues (before reimbursements)	$821.7	$838.5
Adjusted revenues - (before reimbursements) see page 29	$821.7	$838.0

The $22.3 million decrease in operating expense in 2020 compared to 2019 was primarily due to savings in meeting and client entertainment expense, office supplies and other occupancy costs, professional and banking fees and marketing expense ‑ $24.8 million in the aggregate, partially offset by an increase in technology expense - $2.5 million.

Depreciation - Depreciation expense increased in 2020 compared to 2019, which reflects the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves and expenditures related to upgrading computer systems.

Amortization - Amortization expense increased in 2020 compared to 2019. Based on the results of impairment reviews performed on amortizable intangible assets during 2020, we wrote off $0.2 million of amortizable assets.  No indicators of impairment were noted in 2019.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in 2020 compared to 2019, were due primarily to adjustments made in 2020 and 2019 to the estimated fair value of an earnout obligation related to revised projections of future performance.  During 2020 and 2019, we recognized $0.5 million and $0.8 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2018 and 2017 acquisitions, respectively.  During 2020, we recognized $3.7 million of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for four acquisitions.  During 2019, we recognized $2.4 million of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for four acquisitions.

Provision for income taxes - We allocate the provision for income taxes to the risk management segment using local statutory rates.  The risk management segment’s effective tax rate in 2020 and 2019 was 25.2% and 25.1%, respectively.  We anticipate reporting an effective tax rate on adjusted results of approximately 24.0% to 26.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency translation.  See Note 14 to our 2020 consolidated financial statements for a summary of our investments at December 31, 2020 and 2019 and a detailed discussion of the nature of these investments.  See Note 8 to our 2020 consolidated financial statements for a summary of our debt at December 31, 2020 and 2019.

Financial information relating to our corporate segment results for 2020 and 2019 (in millions, except per share and percentages):

Statement of Earnings	2020	2019	Change
Revenues from facilities coal production plants	$802.0	$1,255.1	$(453.1)
Royalty income from clean coal licenses	62.4	66.7	(4.3)
Loss from unconsolidated clean coal facilities	(0.9)	(2.5)	1.6
Other net losses	(0.4)	(2.9)	2.5
Total revenues	863.1	1,316.4	(453.3)
Cost of revenues from consolidated clean coal facilities	882.1	1,352.8	(470.7)
Compensation	66.5	77.9	(11.4)
Operating	56.7	87.1	(30.4)
Interest	196.4	179.8	16.6
Depreciation	22.2	27.6	(5.4)
Total expenses	1,223.9	1,725.2	(501.3)
Loss before income taxes	(360.8)	(408.8)	48.0
Benefit for income taxes	(286.0)	(341.1)	55.1
Net loss	(74.8)	(67.7)	(7.1)
Net earnings attributable to noncontrolling interests	34.4	29.8	4.6
Net loss attributable to controlling interests	$(109.2)	$(97.5)	$(11.7)
Diluted net loss per share	$(0.56)	$(0.51)	$(0.05)
Identifiable assets at December 31	$2,172.2	$1,994.8
EBITDAC
Net loss	$(74.8)	$(67.7)	$(7.1)
Benefit for income taxes	(286.0)	(341.1)	55.1
Interest	196.4	179.8	16.6
Depreciation	22.2	27.6	(5.4)
EBITDAC	$(142.2)	$(201.4)	$59.2

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities.

The decrease in 2020 and 2019 was due to decreased production of refined coal.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC.  We hold a 46.5% controlling interest in Chem-Mod LLC.  As Chem-Mod LLC’s manager, we are required to consolidate its operations.

The decrease in royalty income in 2020 compared to 2019 was due to decreased production of refined coal by Chem-Mod LLC’s licensees.

Expenses related to royalty income of Chem‑Mod LLC were $10.6 million and $17.5 million in 2020 and 2019, respectively.  These expenses are included in the operating expenses discussed below.  In 2019, Chem-Mod LLC, incurred costs related to settling certain patent infringement litigation.

•

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities.  The production of refined coal generates pretax operating losses.

The losses in 2020 and 2019 were low because the vast majority of our operations are consolidated.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2020 and 2019 consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above. The decreases in cost of revenues in 2020 compared to 2019, were primarily due to decreased production.

Compensation expense - Compensation expense for 2020 and 2019, respectively, was $66.5 million and $77.9 million.  The $11.4 million decrease in 2020 compensation expense compared to 2019 was primarily due to lower clean energy results in 2020.

Operating expense - Operating expense for 2020 includes banking and related fees of $5.1 million, external professional fees and other due diligence costs related to 2020 acquisitions of $9.4 million, other corporate and clean energy related expenses, including legal fees, and costs related to corporate data and branding initiatives, of $41.9 million, and a net unrealized foreign exchange remeasurement loss of $0.3 million

Operating expense for 2019 includes banking and related fees of $4.7 million, external professional fees and other due diligence costs related to 2019 acquisitions of $17.4 million, other corporate and clean energy related expenses of $35.8 million, $11.9 million of clean energy related costs as described on page 47, corporate related data and branding initiatives of $11.9 million, a net realized loss related to foreign exchange hedge contacts of $3.3 million and a net unrealized foreign exchange remeasurement loss of $2.1 million.

Interest expense - The increase in interest expense in 2020 compared to 2019 was due to the following (in millions):

Change in interest expense related to:	2020 / 2019
Interest on borrowings from our Credit Agreement	$(8.6)
Interest on the maturity of the Series C notes	(2.7)
Interest on the maturity of the Series K and L notes	(2.6)
Interest on the $348.0 million notes funded on August 2 and 4, 2017	(1.0)
Interest on the $500.0 million notes funded on June 13, 2018	(0.9)
Interest on the $340.0 million notes funded on February 13, 2019	2.0
Interest on the $260.0 million notes funded on March 13, 2019	2.7
Interest on the $175.0 million notes funded on June 12, 2019	3.4
Interest on the $50.0 million notes funded on December 2, 2019	1.7
Interest on the $575.0 million notes funded on January 30, 2020	21.6
Amortization of hedge gains	1.0
Net change in interest expense	$16.6

Depreciation - Depreciation expense in 2020 was lower compared to 2019.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2020 and 2019 primarily include noncontrolling interest earnings of $34.4 million and $29.8 million, respectively, related to our investment in Chem-Mod LLC.  As of December 31, 2020 and 2019, we held a 46.5% controlling interest in Chem-Mod LLC.  Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates.  As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits.  The law that provides for IRC Section 45 tax credits expired in December 2019 for our fourteen 2009 Era Plants and is scheduled to expire in December 2021 for our twenty-one 2011 Era Plants.  Our consolidated effective tax rate was 1.5%, and (14.3)% for 2020 and 2019, respectively.  The tax rates for 2020 and 2019 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the year.  There were $148.6 million and $196.0 million of Section 45 tax credits generated and recognized in 2020 and 2019, respectively.  The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2020 and 2019 was $25.3 million and $17.4 million, respectively.

U.S. federal income tax law changes - On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic.  The CARES Act contains several significant business tax provisions that could affect a company’s accounting for income taxes.  See discussion of the various impact of the CARES Act below.

U.S. Federal Income Tax Law Changes Items Impacting the Company Going Forward

Alternative Minimum Tax Credit - The CARES Act amends Section 53(e) of the TCJA so that all prior year minimum tax credits are available for refund for the first taxable year of a corporation beginning in 2018.  We have adjusted the classification of the remaining Alternative Minimum Tax (which we refer to as AMT) credits as a result of the AMT credit acceleration.  All remaining AMT credits were utilized as part of our 2019 Federal Income Tax return or refunded in 2020.

Interest Expense Limitation - The CARES Act contains modifications on the limitations of business interest for tax years beginning in 2019 and 2020.  The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income.  This modification would significantly increase the allowable interest expense deduction of the company.  We have evaluated the impact and determined there is no limit on our interest deductibility for federal income tax purposes for the years ended December 31, 2020 and 2019.

The following provides non-GAAP information that we believe is helpful when comparing 2020 and 2019 operating results for the corporate segment (in millions):

	2020			2019
			Net Earnings			Net Earnings
			(Loss)			(Loss)
		Income	Attributable to		Income	Attributable to
	Pretax	Tax	Controlling	Pretax	Tax	Controlling
	Loss	Benefit	Interests	Loss	Benefit	Interests
Components of Corporate Segment, as reported
Interest and banking costs	$(201.4)	$50.4	$(151.0)	$(184.0)	$47.4	$(136.6)
Clean energy related (1)	(112.4)	182.2	69.8	(151.9)	240.4	88.5
Acquisition costs	(9.9)	1.0	(8.9)	(21.2)	3.2	(18.0)
Corporate (2) (3)	(71.5)	52.4	(19.1)	(81.5)	50.1	(31.4)
Reported Year Ended	(395.2)	286.0	(109.2)	(438.6)	341.1	(97.5)
Adjustments
Clean energy related (4)	—	—	—	12.4	(3.2)	9.2
Income tax related and workforce (2)	—	(1.1)	(1.1)	3.0	(0.7)	2.3
Components of Corporate Segment, as adjusted
Interest and banking costs	(201.4)	50.4	(151.0)	(184.0)	47.4	(136.6)
Clean energy related (1)	(112.4)	182.2	69.8	(139.5)	237.2	97.7
Acquisition costs	(9.9)	1.0	(8.9)	(21.2)	3.2	(18.0)
Corporate (3)	(71.5)	51.3	(20.2)	(78.5)	49.4	(29.1)
Adjusted Year Ended	$(395.2)	$284.9	$(110.3)	$(423.2)	$337.2	$(86.0)

(1)	Pretax losses are presented net of amounts attributable to noncontrolling interests of $34.4 million in 2020 and $29.8 million in 2019.
(2)

Corporate includes the impact in 2020 of one-time taxes associated with the realignment of our operations to continue to conduct certain business in the EU after Brexit.  The 2019 impact relates to severance costs.

(3)	Corporate pretax loss includes a net unrealized foreign exchange remeasurement gain of $0.3 million in 2020 and a net unrealized foreign exchange remeasurement loss of $2.1 million in 2019.
(4)

During third quarter of 2019, we and/or our 46.5% owned affiliate, Chem-Mod LLC, incurred costs related to (a) settling certain litigation, (b) prevailing in a tax court matter, (c) defending a new patent matter, and (d) moving three 2011 Era plants into different locations that generated more after-tax earnings in 2020 than in 2019.

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

The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2020 and 2019 was $25.3 million and $17.4 million, respectively, and is included in the table above in the Corporate line.

Impact of U.K. Brexit decision - During the third and fourth quarters of 2020, our U.K. operations completed the transfer of its EEA books of business to a Gallagher EU affiliate in connection with the U.K. exiting the EU on December 31, 2020.  The transfer related after-tax charges reported in 2020 were a net $1.1 million of income tax benefit, reflecting the amortization of those assets at the Swedish tax rate and utilization of historical U.K. capital losses that previously had valuation allowances against them.

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and six clean coal production plants we purchased from a third party.  All 35 plants produce refined coal using propriety technologies owned by Chem-Mod LLC.  We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45.  The 14 2009 Era Plants received tax credits through 2019 and the 21 2011 Era Plants can receive tax credits through 2021.

The following table provides a summary of our clean coal plant investments as of December 31, 2020 (in millions):

			Our Portion of Estimated
			Low Range	High Range
		Our	2021	2021
		Book Value At	After-tax	After-tax
		December 31, 2020	Earnings	Earnings
Investments that own 2009 Era Plants
14	2009 Not in active production during 2020	$—	$—	$—
Investments that own 2011 Era Plants
17	2011 Under long-term production contracts	10.1	36.0	45.0
4	2011 Restarted under long-term contracts Q4 2019 and Q3 2020	2.4	12.0	15.0
Chem-Mod royalty income, net of noncontrolling interests		4.0	12.0	15.0

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

We currently have construction commitments related to our refined coal plants of approximately $0.9 million.

There is a provision in IRC Section 45 that phases out the tax credits if the coal reference price per ton, based on market prices, reaches certain levels as follows:

	IRS Reference	IRS Beginning	IRS 100%
	Price	Phase Out	Phase Out
Calendar Year	per Ton	Price	Price	Conclusion
2010	$54.74	$77.78	$86.53	No phase out
2011	55.66	78.41	87.16	No phase out
2012	58.49	80.25	89.00	No phase out
2013	58.23	81.69	90.44	No phase out
2014	56.88	81.82	90.57	No phase out
2015	57.64	83.17	91.92	No phase out
2016	53.74	84.38	93.13	No phase out
2017	51.09	85.64	94.39	No phase out
2018	49.69	87.16	95.91	No phase out
2019	49.23	88.92	97.67	No phase out
2020	48.58	90.49	99.24	No phase out
2021	(1)	(1)	(1)	(1)

(1)

The IRS will not release the factors for 2021 until April or May 2021.  Based on our analysis of the factors used in the IRS’ phase out calculations, it is our belief that there will be no phase out in 2021.

See the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.” for a more detailed discussion of these and other factors could impact the information above.  See Note 14 to our 2020 consolidated financial statements for more information regarding risks and uncertainties related to these investments.

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

In light of the economic uncertainty caused by COVID-19, subsequent to the first quarter of 2020, we preserved liquidity during 2020 by reducing capital expenditures for the remainder of the year and made working capital process changes such as moved more cash into the U.S. from our international operations, pursued collections on receivables from our customers and partners and renegotiated longer payment terms on vendor payables.  We also slowed down our acquisition program in the second and third quarters of 2020.  We believe we have sufficient liquidity on hand to continue business operations during this uncertain period.  If we experience a significant reduction in revenue in the future, we have additional alternatives to maintain liquidity, including use of common stock to fund future acquisitions.

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements.  We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future.  To fund acquisitions made during 2020, 2019 and 2018, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuances of our common stock.

Cash provided by operating activities was $1,752.5 million, $1,119.2 million and $765.1 million for 2020, 2019 and 2018, respectively.  The increase in cash provided by operating activities during 2020 compared to the same period in 2019 was primarily due to timing differences between periods in the collection of other current receivables and payments on current liabilities.  During 2020, we managed our working capital in terms of receivables and payables as a cautionary step to protect liquidity during this uncertain period.  In addition, during 2020, the company filed a refund claim under a CARES Act provision that accelerates the ability of companies to recover AMT credits and we received a $28.5 million refund related to our AMT credit carryovers, which was the remaining amount owed to us.  Under the CARES Act we also elected to defer the payment of $51.6 million of employer payroll tax obligations incurred in 2020 into 2021 and 2022.  This also defers our income tax deduction related to these employer payroll taxes, which results in an unfavorable temporary income tax adjustment of $12.9 million that will reverse in the year that the payroll taxes are paid.  We also deferred $18.0 million of estimated federal income tax payments from second quarter 2020 to third quarter 2020.

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

In addition, cash provided by operating activities in 2020 was favorably impacted by timing differences in the receipts and disbursements of client fiduciary related balances in 2020 compared to 2019.  The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for 2020, 2019 and 2018 (in millions):

	2020	2019	2018
Net change in premiums and fees receivable	$(796.5)	$(434.7)	$(783.1)
Net change in premiums payable to underwriting enterprises	1,154.2	461.6	819.7
Net cash provided by the above	$357.7	$26.9	$36.6

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

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows.  Consolidated EBITDAC was $1,596.8 million, $1,295.6 million and $1,046.4 million for 2020, 2019 and 2018, respectively.  Net earnings attributable to controlling interests were $818.8 million, $668.8 million and $633.5 million for 2020, 2019 and 2018, respectively.  We believe that EBITDAC items are indicators of trends in liquidity.  From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity.  Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable.  We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us.  In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC.  The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan.  We were not required to make any minimum contributions to the plan for the 2020, 2019 and 2018 plan years.  Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding.  The plan’s actuaries determine contribution rates based on our funding practices and requirements.  Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan.  In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases.  During 2018 we made a $30.0 million discretionary contribution to the plan in order to minimize the potential impact of having to make required minimum contributions to the plan in future periods. During 2020 and 2019 we did not make discretionary contributions to the plan.

See Note 13 to our 2020 consolidated financial statements for additional information required to be disclosed relating to our defined benefit postretirement plans.  We are required to recognize an accrued benefit plan liability for our underfunded defined benefit pension and unfunded retiree medical plans (which we refer to together as the Plans).  The offsetting adjustment to the liabilities required to be recognized for the Plans is recorded in “Accumulated Other Comprehensive Earnings (Loss),” net of tax, in our consolidated balance sheet.  We will recognize subsequent changes in the funded status of the Plans through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur.  Numerous items may lead to a change in funded status of the Plans, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates.

In 2020, the funded status of the Plan was unfavorably impacted by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2020, the net impact of which was approximately $15.0 million.  However, the funded status was favorably impacted by returns on the plan’s assets being higher in 2020 than anticipated by approximately $17.9 million.  The net change in the funded status of the Plan in 2020 resulted in a decrease in noncurrent liabilities in 2020 of $2.9 million.  In 2019, the funded status of the Plan was unfavorably impacted by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2019, the net impact of which was approximately $21.3 million.  However, the funded status was favorably impacted by returns on the plan’s assets being higher in 2019 than anticipated by approximately $23.8 million.  The net change in the funded status of the Plan in 2019 resulted in a decrease in noncurrent liabilities in 2019 of $2.5 million.  While the change in funded status of the Plan had no direct impact on our cash flows from operations in 2020, 2019 and 2018, potential changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Capital expenditures were $99.3 million, $138.8 million and $124.4 million for 2020, 2019 and 2018, respectively.  In addition, 2020 and 2019 capital expenditures include amounts incurred related to investments made in information technology and software development projects.  Relating to the development of our new corporate headquarters, we received property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state EDGE tax credit.  Incentives from these two programs could total between $60.0 million and $90.0 million over a fifteen-year period.  In 2021, we expect total expenditures for capital improvements to be approximately $150.0 million, part of which is related to expenditures on office moves and expansions and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $324.3 million, $1,266.8 million and $784.8 million in 2020, 2019 and 2018, respectively. The decreased use of cash for acquisitions in 2020 compared to 2019 was primarily due to a decrease in the number and size of acquisitions in 2020 than occurred in 2019. The increased use of cash for acquisitions in 2019 compared to 2018 was primarily due to an increase in the number and size of acquisitions in 2019 than occurred in 2018.  In addition, during 2020, 2019 and 2018 we issued 3.0 million shares ($306.1 million), 1.9 million shares ($166.1 million) and 0.8 million shares ($60.8 million), respectively, of our common stock as payment for a portion of the total consideration paid for acquisitions and earnout payments.  We completed 27, 49 and 48 acquisitions in 2020, 2019 and 2018, respectively.  Annualized revenues of businesses acquired in 2020, 2019 and 2018 totaled approximately $251.4 million, $468.2 million and $339.8 million, respectively.  In 2021, we expect to use new debt, our Credit Agreement, cash from operations and our common stock to fund all, or a portion of acquisitions we complete.

We significantly reduced our acquisition activity in the second and third quarters of 2020 because of the economic uncertainty brought on by COVID-19, and if liquidity concerns arise, we could use common stock to fund future acquisitions.

Dispositions - During 2020, 2019 and 2018, we sold several books of business and recognized one-time (losses) gains of $(5.8) million of losses and $75.3 million and $10.2 million of gains, respectively.  On December 16, 2020, we completed the sale of a U.K. wealth management business that we purchased over four years ago that no longer strategically fit in our benefits operations.  In fourth quarter 2020, we recognized a net pretax non-cash loss on sale of approximately $12.0 million, primarily due to the write-off of the remaining net book value of the amortizable intangible assets.

We received cash proceeds of $8.2 million, $81.0 million and $14.5 million, respectively, related to these transactions.

On January 8, 2019, we sold a travel insurance brokerage operation that was initially purchased in 2014.  In first quarter 2019, we recognized a one-time, net gain of $0.17 of diluted net earnings per share as a result of the sale.

Clean Energy Investments - During the period from 2009 through 2020, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. Our current estimate of the 2021 annual net after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2020, is $60.0 million to $75.0 million.  The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay, which is offset by the operating expenses of the plants, by any capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants.  We anticipate positive net cash flow related to IRC Section 45 activity in 2021.  However, there are several variables that can impact net cash flow from clean energy investments in any given year.  Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time. Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows for the period 2021 through at least 2025.  While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall.  Please see "Clean energy investments" on pages 48 and 49 for a more detailed description of these investments and their risks and uncertainties.

Cash Flows From Financing Activities

On June 7, 2019, we entered into an amendment and restatement to our multicurrency credit agreement dated April 8, 2016 (which we refer to as the Credit Agreement) with a group of fifteen financial institutions.  The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from April 8, 2021 to June 7, 2024 and increased the revolving credit commitment from $800.0 million to $1,200.0 million, of which $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans, (as defined in the Credit Agreement).  We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,700.0 million.  On August 27, 2020, we entered into an amendment to the Credit Agreement providing that the obligations of each subsidiary of Gallagher that was a borrower, guarantor and/or obligor under the Credit Agreement, ceased to apply and that each such subsidiary was released from all of its obligations under the Credit Agreement. The amendment also replaced the minimum asset covenant with a priority indebtedness covenant, substantially similar to other priority indebtedness covenants applicable to us under our private placement note purchase agreements.

There were no borrowings outstanding under the Credit Agreement at December 31, 2020.  Due to the outstanding borrowing and letters of credit, $1,182.6 million remained available for potential borrowings under the Credit Agreement at December 31, 2020.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. During 2020, we borrowed an aggregate of $2,630.0 million and repaid $3,150.0 million under our Credit Agreement.  During 2019, we borrowed an aggregate of $4,315.0 million and repaid $4,060.0 million under our Credit Agreement.  During 2018, we borrowed an aggregate of $3,075.0 million and repaid $3,000.0 million under our Credit Agreement.  Principal uses of the 2020, 2019 and 2018 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On September 30, 2020, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility) that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries.  The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from July 18, 2021 to September 15, 2022, added six-months of variable limits to Facility B NZ$ beginning in 2021 and increased the total commitment for the AU$ denominated tranche from AU$245.0 million to AU$310.0 million.  The Premium Financing Debt Facility is comprised of: (i) Facility B is separated into AU$260.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$50.0 million equivalent multi‑currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche.

At December 31, 2020, we had $4,348.0 million of corporate-related borrowings outstanding under separate note purchase agreements entered into in the period 2009 to 2020, no borrowings outstanding under our credit facility, $203.6 million outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $664.6 million.  See Note 8 to our 2020 consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

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

Consistent with past practice, as of December 31, 2020 we had pre-issuance hedges open for $350.0 million for 2021 and $200.0 million for 2022.

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

On June 12, 2019, we closed a private placement of $175.0 million aggregate principal amount of unsecured senior notes.  The unsecured senior notes were issued with an interest rate of 4.48% and are due in 2034.  We used the proceeds of these offerings in part to fund the $50.0 million June 24, 2019 Series L note maturity, and for acquisitions and general corporate purposes.  The weighted average interest rate is 4.68% after giving effect to a net hedging loss.  In 2017 and 2018, we entered into pre-issuance interest rate hedging transactions related to this private placement.  We realized a net cash loss of approximately $5.2 million on the hedging transactions that will be recognized on a pro rata basis as an increase in our reported interest expense over ten years of the total 15‑year notes.

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

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants as of December 31, 2020.

Dividends - Our board of directors determines our dividend policy.  Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2020, we declared $348.4 million in cash dividends on our common stock, or $1.80 per common share.  On December 18, 2020, we paid a fourth quarter dividend of $0.45 per common share to shareholders of record as of December 4, 2020.  On January 27, 2021, we announced a quarterly dividend for first quarter 2021 of $0.48 per common share.  If the dividend is maintained at $0.48 per common share throughout 2021, this dividend level would result in an annualized net cash used by financing activities in 2021 of approximately $370.5 million (based on the outstanding shares as of December 31, 2020), or an anticipated increase in cash used of approximately $23.1 million compared to 2020. We can make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2019, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock.  The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors.  We make no assurances regarding when, or if, we will issue any shares under this registration statement.  On November 15, 2016, we also filed a shelf registration statement on Form S-4 with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities.  At December 31, 2020, 4.3 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors. During the years ended December 31, 2020 and 2019, we did not repurchase shares of our common stock.  During the year ended December 31, 2018, we repurchased 0.1 million shares of our common stock at cost of $11.3 million. Under the provisions of the repurchase plan, we are authorized to repurchase approximately 7.3 million additional shares at December 31, 2020.  The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions.  We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion.  Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans.  Proceeds from the issuance of common stock under these plans were $111.9 million in 2020, $101.2 million in 2019 and $81.9 million in 2018.  On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan.  All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP.  Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria.  Stock options with respect to 11.4 million shares (less any shares of restricted stock issued under the LTIP - 2.3 million shares of our common stock were available for this purpose as of December 31, 2020) were available for grant under the LTIP at December 31, 2020.  Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value.  Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the years ended December 31, 2020, 2019 and 2018, and we believe this favorable trend will continue in the foreseeable future.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Beginning in 2021, the amount matched by the company will be discretionary and annually determined by management.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $63.6 million, $59.4 million and $53.9 million related to the plan in 2020, 2019 and 2018, respectively.  Our board of directors has authorized the use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we plan to do in February 2021.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments.  See Notes 8, 14 and 17 to our 2020 consolidated financial statements for additional discussion of these obligations and commitments.  Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to our note purchase agreements and Credit Agreement, operating leases and purchase commitments as of December 31, 2020 are as follows (in millions):

	Payments Due by Period
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Note purchase agreements	$75.0	$200.0	$250.0	$475.0	$200.0	$3,148.0	$4,348.0
Credit Agreement	—	—	—	—	—	—	—
Premium Financing Debt Facility	203.6	—	—	—	—	—	203.6
Interest on debt	189.5	183.6	174.7	158.0	143.4	601.9	1,451.1
Total debt obligations	468.1	383.6	424.7	633.0	343.4	3,749.9	6,002.7
Operating lease obligations	108.5	93.9	75.1	54.8	41.6	77.8	451.7
Less sublease arrangements	(0.3)	(0.3)	(0.2)	(0.2)	(0.2)	(0.5)	(1.7)
Outstanding purchase obligations	75.3	49.4	30.8	21.9	16.7	22.7	216.8
Total contractual obligations	$651.6	$526.6	$530.4	$709.5	$401.5	$3,849.9	$6,669.5

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.  As of December 31, 2020, we had a $48.2 million accrued liability related to the Ashton Tiffany acquisition, that is not in the foregoing table, that may be settled using shares of our common stock in early February 2021.

In addition, due to the uncertainty with respect to the timing of future cash flows associated with our unrecognized tax benefits at December 31, 2020, we are unable to make reasonably reliable estimates of the period in which cash settlements may be made with the respective taxing authorities.  See Note 19 to our 2020 consolidated financial statements for a discussion on income taxes.

See Note 8 to our 2020 consolidated financial statements for a discussion of the terms of the Credit Agreement and note purchase agreements.

Off-Balance Sheet Arrangements

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of December 31, 2020 are as follows (in millions):

	Amount of Commitment Expiration by Period
Off-Balance Sheet Commitments	2021	2022	2023	2024	2025	Thereafter	Total Amounts Committed
Letters of credit	$—	$—	$—	$—	$—	$18.4	$18.4
Financial guarantees	0.2	0.2	0.2	0.2	0.2	0.2	1.2
Total commitments	$0.2	$0.2	$0.2	$0.2	$0.2	$18.6	$19.6

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements.  See Note 17 to our 2020 consolidated financial statements for a discussion of our funding commitments related to our corporate segment and the Off-Balance Sheet Debt section below for a discussion of other letters of credit.  All but one of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

On December 23, 2020, we signed a definitive agreement to acquire 100% of the equity of The Bollington Wilson Group (which we refer to as Bollington) headquartered in Sale, Greater Manchester, U.K., for approximately $330.0 million of cash consideration.  The transaction is subject to regulatory approval, which we received on January 26, 2021, and is expected to close in February 2021.

Since January 1, 2002, we have acquired 583 companies, all of which were accounted for using the acquisition method for recording business combinations.  Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations.  For all of our acquisitions made in the period from 2016 to 2020 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition.  The amounts recorded as earnout payables are primarily based upon estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date.  The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,128.1 million, of which $592.2 million was recorded in our consolidated balance sheet as of December 31, 2020, based on the estimated fair value of the expected future payments to be made, of which approximately $493.7 million can be settled in cash or stock at our option and $98.5 million must be settled in cash.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation.  As a result, these investments are accounted for under the equity method.  None of these unconsolidated investments had any outstanding debt at December 31, 2020 and 2019 that was recourse to us.

At December 31, 2020, we had posted two letters of credit totaling $9.4 million, in the aggregate, related to our self-insurance deductibles, for which we have recorded a liability of $17.5 million.  We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations.  At December 31, 2020, we had posted seven letters of credit totaling $7.5 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $1.0 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease.  These letters of credit have never been drawn upon.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices.  The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2020 that are sensitive to changes in interest rates.  The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-year period.  This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks.  The effect of actual changes in these market risk factors may differ materially from our estimates.  In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk.  These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk.  The fair value of our portfolio of cash and cash equivalents as of December 31, 2020 approximated its carrying value due to its short-term duration.  We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio.  The resulting fair values were not materially different from their carrying values at December 31, 2020.

As of December 31, 2020, we had $4,348.0 million of borrowings outstanding under our various note purchase agreements.  The aggregate estimated fair value of these borrowings at December 31, 2020 was $5,018.9 million due to the long-term duration and fixed interest rates associated with these debt obligations.  No active or observable market exists for our private placement long‑term debt.  Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.  The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts.  Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt.  The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time.  The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today.  An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated.  The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one-percentage point change in our weighted average borrowing rate as of December 31, 2020.  A one-percentage point decrease would result in an estimated fair value of $5,345.9 million, or $997.9 million more than their current carrying value.  A one-percentage point increase would result in an estimated fair value of $4,720.0 million, or $372.0 million more than their current carrying value.

As of December 31, 2020, we had no borrowings outstanding under our Credit Agreement and $203.6 million of borrowings outstanding under our Premium Financing Debt Facility.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2020.  Because these are short-term borrowings with variable interest rates, the estimated fair values of these borrowings approximate their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars.  Please see Item 1A, “Risk Factors,” for additional information regarding potential foreign exchange rate risks arising from Brexit.  In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies.  Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur.  Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2020 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $25.1 million.  Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2020 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $19.8 million.  We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars.  We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations.  However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency.  A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes.  If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary.  The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes.  However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk.  During 2020, 2019 and 2018, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our future U.K. currency revenues through various future payment dates.  In addition, during 2020, 2019 and 2018, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates.  Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged.  All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance.  In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized.  For the year ended December 31, 2020 there has been no such effect on our consolidated financial presentation.  The impact of these hedging strategies was not material to our consolidated financial statements for 2020, 2019 and 2018. See Note 21 to our 2020 consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2020, 2019 and 2018.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Commissions	$3,591.9	$3,320.6	$2,920.7
Fees	1,957.9	1,911.1	1,756.3
Supplemental revenues	221.9	210.5	189.9
Contingent revenues	147.0	135.6	98.0
Investment income	75.9	86.9	70.1
Net (losses) gains on divestitures	(5.8)	75.3	10.2
Revenues from clean coal activities	863.5	1,319.3	1,746.3
Other net (losses) revenue	(0.4)	(2.9)	0.9
Revenues before reimbursements	6,851.9	7,056.4	6,792.4
Reimbursements	151.7	138.6	141.6
Total revenues	7,003.6	7,195.0	6,934.0
Compensation	3,466.5	3,339.5	3,026.3
Operating	906.5	1,068.5	903.7
Reimbursements	151.7	138.6	141.6
Cost of revenues from clean coal activities	882.1	1,352.8	1,816.0
Interest	196.4	179.8	138.4
Depreciation	145.1	140.4	127.8
Amortization	417.3	334.0	291.2
Change in estimated acquisition earnout payables	(32.9)	15.3	9.6
Total expenses	6,132.7	6,568.9	6,454.6
Earnings before income taxes	870.9	626.1	479.4
Provision (benefit) for income taxes	12.8	(89.7)	(196.5)
Net earnings	858.1	715.8	675.9
Net earnings attributable to noncontrolling interests	39.3	47.0	42.4
Net earnings attributable to controlling interests	$818.8	$668.8	$633.5
Basic net earnings per share	$4.29	$3.60	$3.47
Diluted net earnings per share	4.20	3.52	3.40
Dividends declared per common share	1.80	1.72	1.64

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(In millions)

	Year Ended December 31,
	2020	2019	2018
Net earnings	$858.1	$715.8	$675.9
Change in pension liability, net of taxes	0.4	4.7	(10.3)
Foreign currency translation, net of taxes in 2020 and 2019	183.7	44.0	(197.7)
Change in fair value of derivative instruments, net of taxes	(68.1)	(22.7)	(15.6)
Comprehensive earnings	974.1	741.8	452.3
Comprehensive earnings attributable to noncontrolling interests	39.7	47.3	40.4
Comprehensive earnings attributable to controlling interests	$934.4	$694.5	$411.9

See notes to consolidated financial statements

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2020	2019
Cash and cash equivalents	$664.6	$604.8
Restricted cash	2,909.7	2,019.1
Premiums and fees receivable	6,436.0	5,419.2
Other current assets	1,113.9	1,074.4
Total current assets	11,124.2	9,117.5
Fixed assets - net	450.7	467.4
Deferred income taxes	1,085.8	945.6
Other noncurrent assets	769.9	773.6
Right-of-use assets	373.9	393.5
Goodwill - net	6,127.0	5,618.5
Amortizable intangible assets - net	2,399.9	2,318.7
Total assets	$22,331.4	$19,634.8
Premiums payable to underwriting enterprises	$7,784.6	$6,348.5
Accrued compensation and other accrued liabilities	1,596.2	1,347.8
Deferred revenue - current	475.6	434.1
Premium financing borrowings	203.6	170.6
Corporate related borrowings - current	75.0	620.0
Total current liabilities	10,135.0	8,921.0
Corporate related borrowings - noncurrent	4,266.0	3,816.1
Deferred revenue - noncurrent	65.7	69.7
Lease liabilities - noncurrent	320.9	340.9
Other noncurrent liabilities	1,311.1	1,271.6
Total liabilities	16,098.7	14,419.3
Stockholders' equity:
Common stock - authorized 400.0 shares; issued and outstanding 193.7 shares in 2020 and 188.1 shares in 2019	193.7	188.1
Capital in excess of par value	4,264.4	3,825.7
Retained earnings	2,371.7	1,901.3
Accumulated other comprehensive loss	(643.6)	(759.6)
Stockholders' equity attributable to controlling interests	6,186.2	5,155.5
Stockholders' equity attributable to noncontrolling interests	46.5	60.0
Total stockholders' equity	6,232.7	5,215.5
Total liabilities and stockholders' equity	$22,331.4	$19,634.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net earnings	$858.1	$715.8	$675.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net loss (gain) on investments and other	6.3	(72.0)	(8.4)
Depreciation and amortization	562.4	474.4	419.0
Change in estimated acquisition earnout payables	(32.9)	15.3	9.6
Amortization of deferred compensation and restricted stock	60.9	47.2	41.6
Stock-based and other noncash compensation expense	13.6	14.0	13.7
Payments on acquisition earnouts in excess of original estimates	(14.5)	(16.6)	(64.6)
Effect of changes in foreign exchange rate	2.9	6.7	(2.9)
Net change in premium and fees receivable	(796.5)	(434.7)	(783.1)
Net change in deferred revenue	18.5	12.8	18.4
Net change in premiums payable to underwriting enterprises	1,154.2	461.6	819.7
Net change in other current assets	(77.1)	(60.5)	(134.7)
Net change in accrued compensation and other accrued liabilities	91.8	77.0	44.9
Net change in income taxes payable	51.8	35.5	(46.0)
Net change in deferred income taxes	(175.6)	(150.7)	(216.0)
Net change in other noncurrent assets and liabilities	28.6	(6.6)	(22.0)
Net cash provided by operating activities	1,752.5	1,119.2	765.1
Cash flows from investing activities:
Capital expenditures	(99.3)	(138.8)	(124.4)
Cash paid for acquisitions, net of cash and restricted cash acquired	(324.3)	(1,266.8)	(784.8)
Net proceeds from sales of operations/books of business	8.2	81.0	14.5
Net funding of investment transactions	(1.4)	(52.0)	(15.6)
Net cash used by investing activities	(416.8)	(1,376.6)	(910.3)
Cash flows from financing activities:
Payments on acquisition earnouts	(38.8)	(46.3)	(62.1)
Proceeds from issuance of common stock	111.9	101.2	81.9
Repurchases of common stock	-	-	(11.3)
Payments to noncontrolling interests	(84.4)	(75.4)	(54.2)
Dividends paid	(347.4)	(321.1)	(301.8)
Net borrowings on premium financing debt facility	16.0	19.2	32.9
Borrowings on line of credit facility	2,630.0	4,315.0	3,075.0
Repayments on line of credit facility	(3,150.0)	(4,060.0)	(3,000.0)
Net borrowings of corporate related long-term debt	424.9	725.0	400.0
Debt acquisition costs	(1.3)	(3.9)	(1.3)
Settlements on terminated interest rate swaps	(66.0)	(15.3)	2.9
Net cash (used) provided by financing activities	(505.1)	638.4	162.0
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	119.8	6.1	(85.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	950.4	387.1	(68.2)
Cash, cash equivalents and restricted cash at beginning of year	2,623.9	2,236.8	2,305.0
Cash, cash equivalents and restricted cash at end of year	$3,574.3	$2,623.9	$2,236.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2017	181.0	181.0	$3,388.2	$1,221.8	$(555.4)	$64.1	$4,299.7
Reclassification of the income tax effects within accumulated other comprehensive loss related to the TCJA	-	-	-	6.6	(6.6)	-	-
Net earnings	-	-	-	633.5	-	42.4	675.9
Net purchase of subsidiary shares from noncontrolling interests	-	-	(5.0)	-	-	4.3	(0.7)
Dividends paid to noncontrolling interests	-	-	-	-	-	(38.0)	(38.0)
Net change in pension asset/liability, net of taxes of $6.2 million	-	-	-	-	(10.3)	-	(10.3)
Foreign currency translation	-	-	-	-	(197.7)	(2.0)	(199.7)
Change in fair value of derivative instruments, net of taxes of ($5.6) million	-	-	-	-	(15.6)	-	(15.6)
Compensation expense related to stock option plan grants	-	-	13.7	-	-	-	13.7
Common stock issued in:
Ten purchase transactions	0.8	0.8	60.8	-	-	-	61.6
Stock option plans	1.6	1.6	57.0	-	-	-	58.6
Employee stock purchase plan	0.4	0.4	22.9	-	-	-	23.3
Deferred compensation and restricted stock	0.3	0.3	15.5	-	-	-	15.8
Common stock repurchases	(0.1)	(0.1)	(11.2)	-	-	-	(11.3)
Cash dividends declared on common stock	-	-	-	(303.3)	-	-	(303.3)
Balance at December 31, 2018	184.0	184.0	3,541.9	1,558.6	(785.6)	70.8	4,569.7
Cumulative effects of adoption of lease and hedging accounting standards	-	-	-	(2.2)	(0.2)	-	(2.4)
Net earnings	-	-	-	668.8	-	47.0	715.8
Net purchase of subsidiary shares from noncontrolling interests	-	-	-	-	-	(15.1)	(15.1)
Dividends paid to noncontrolling interests	-	-	-	-	-	(43.0)	(43.0)
Net change in pension asset/liability, net of taxes of $1.1 million	-	-	-	-	4.7	-	4.7
Foreign currency translation	-	-	-	-	44.2	0.3	44.5
Change in fair value of derivative instruments, net of taxes of ($8.9) million	-	-	-	-	(22.7)	-	(22.7)
Compensation expense related to stock option plan grants	-	-	14.0	-	-	-	14.0
Common stock issued in:
Twenty-one purchase transactions	1.9	1.9	166.1	-	-	-	168.0
Stock option plans	1.8	1.8	71.9	-	-	-	73.7
Employee stock purchase plan	0.3	0.3	27.2	-	-	-	27.5
Deferred compensation and restricted stock	0.1	0.1	4.6	-	-	-	4.7
Cash dividends declared on common stock	-	-	-	(323.9)	-	-	(323.9)
Balance at December 31, 2019	188.1	188.1	$3,825.7	$1,901.3	$(759.6)	$60.0	$5,215.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity (continued)

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Earnings (Loss)	Interests	Total
Balance at December 31, 2019	188.1	188.1	$3,825.7	$1,901.3	$(759.6)	$60.0	$5,215.5
Net earnings	-	-	-	818.8	-	39.3	858.1
Net purchase of subsidiary shares from noncontrolling interests	-	-	-	-	-	(6.4)	(6.4)
Dividends paid to noncontrolling interests	-	-	-	-	-	(46.8)	(46.8)
Net change in pension asset/liability, net of taxes of $0.1 million	-	-	-	-	0.4	-	0.4
Foreign currency translation	-	-	-	-	183.7	0.4	184.1
Change in fair value of derivative instruments, net of taxes of ($22.4) million	-	-	-	-	(68.1)	-	(68.1)
Compensation expense related to stock option plan grants	-	-	13.6	-	-	-	13.6
Common stock issued in:
Fifty-two purchase transactions	3.0	3.0	306.1	-	-	-	309.1
Stock option plans	1.8	1.8	75.9	-	-	-	77.7
Employee stock purchase plan	0.5	0.5	33.7	-	-	-	34.2
Deferred compensation and restricted stock	0.3	0.3	9.4	-	-	-	9.7
Cash dividends declared on common stock	-	-	-	(348.4)	-	-	(348.4)
Balance at December 31, 2020	193.7	193.7	$4,264.4	$2,371.7	$(643.6)	$46.5	$6,232.7

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2020

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

Our brokerage segment operations provide brokerage and consulting services to companies and entities of all types, including commercial, not-for-profit, public entities, and, to a lesser extent, individuals, in the areas of insurance placement, risk of loss management, and management of employer sponsored benefit programs.  Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not‑for‑profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises.  The corporate segment reports the financial information related to our debt and other corporate costs, clean energy investments, external acquisition-related expenses and the impact of foreign currency translation.  Clean energy investments consist of our investments in limited liability companies that own 35 commercial clean coal production facilities producing refined coal using Chem-Mod LLC’s proprietary technologies.  We believe these operations produce refined coal that qualifies for tax credits under IRC Section 45.

We do not assume underwriting risk on a net basis, other than with respect to de minimis amounts necessary to provide minimum or regulatory capital to organize captives, pools, specialized underwriters or risk-retention groups.  Rather, capital necessary for covering losses is provided by underwriting enterprises.

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

In the preparation of our consolidated financial statements as of December 31, 2020, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition and/or disclosure in the notes therein.

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

RISK MANAGEMENT SEGMENT

Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim basis, (ii) on a cost‑plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

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

Restricted Cash

In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to underwriting enterprises.  We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate.  Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds.  Accordingly, we invest these funds in cash and U.S. Treasury fund accounts.  We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings.  These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to underwriting enterprises.  Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements.  We were in compliance with these requirements at December 31, 2020.

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

Premiums and fees receivable

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts.  The allowance for estimated policy cancellations was $9.9 million and $8.3 million at December 31, 2020 and 2019, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end.  The allowance for doubtful accounts was $10.1 million and $8.7 million at December 31, 2020 and 2019, respectively.  We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses.  Both of these allowances are based on estimates and assumptions using historical data to project future experience.  Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.  We periodically review the adequacy of these allowances and make adjustments as necessary.

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

Premium Financing

Seven subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums.  These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are generally considered delinquent after seven days of the payment due date. In normal course, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent.  We recognize interest income as it is earned over the life of the contract using the “level-yield” method.  Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet.  The outstanding loan receivable balance was $442.7 million and $388.1 million at December 31, 2020 and 2019, respectively.

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

Intangible Assets

Intangible assets represent the excess of cost over the estimated fair value of net tangible assets of acquired businesses.  Our primary intangible assets are classified as either goodwill, expiration lists, non-compete agreements or trade names. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization.  The establishment of goodwill, expiration lists, non-compete agreements and trade names and the determination of estimated useful lives are primarily based on valuations we receive from qualified independent appraisers. The calculations of these amounts are based on estimates and assumptions using historical and projected financial information and recognized valuation methods. Different estimates or assumptions could produce different results.  We carry identifiable intangible assets at cost, less accumulated amortization, in the accompanying consolidated balance sheet.

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets.  While goodwill is not amortizable, it is tested for impairment at least annually in the fourth quarter, and more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable.  We may initially perform a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired.  If a qualitative assessment is not performed or if a determination is made that it is not more likely than not that the value of the reporting unit exceeds its carrying amount, then we will perform a quantitative analysis.  The fair value of each reporting unit is compared to its carrying value.  If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit.  We completed our 2020 annual assessment in the fourth quarter and concluded goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

The carrying value of amortizable intangible assets attributable to each business or asset group is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable.  Accordingly, if there are any such changes in circumstances during the year, we assess the carrying value of the amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group.  Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted and charged against current period earnings as a component of amortization expense.  Based on the results of impairment reviews in 2020, 2019 and 2018, we wrote off $51.7 million, $0.1 million and $10.6 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions of our brokerage and risk management segments, which is included in amortization expense in the accompanying consolidated statement of earnings.  The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates.  Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, other current assets, premiums payable to underwriting enterprises, accrued compensation and other accrued liabilities and deferred revenue - current, at December 31, 2020 and 2019, approximate fair value because of the short-term duration of these instruments.  See Note 3 to these consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 8 to these consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2020 and 2019 under our debt agreements.  See Note 13 to these consolidated financial statements for the fair values related to investments at December 31, 2020 and 2019 under our defined benefit pension plan.

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

Employee Stock Purchase Plan

We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 8.0 million shares of our common stock has been authorized.  Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period.  Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year.  At December 31, 2020, 6.0 million shares of our common stock was reserved for future issuance under the ESPP.

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

We adopted ASC Topic 842 for all leases effective January 1, 2019, using the modified retrospective approach allowing us to initially apply the new lease standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings in the first quarter of 2019.  Consequently, the reporting for the comparative prior year periods presented in 2019 will continue to be in accordance with the previous lease guidance under ASC Topic 840, including comparative disclosure requirements.  We elected the package of practical expedients to carry forward historical identification and classification of leases that commenced before January 1, 2019 and to not re-assess initial direct costs for leases commencing before January 1, 2019.  We also elected the lessee practical expedient, by class of underlying asset (e.g., office space), to not separate non-lease components such as lessor-provided maintenance and property management services from the associated lease component.  The new lease accounting standard requires us to recognize lease right-of-use assets and lease liabilities on our balance sheet, which are established at the inception of a lease by computing a net present value of the future lease payments.  Right-of-use assets are amortized to expense, and the discount amount related to lease liabilities is accreted to expense, over the lease term.  The amortization of the right-of-use asset is calculated as the difference between the straight-line lease expense and the interest calculated on the lease liability.  Rent payments are applied against the lease liabilities.  Adoption of the new standard resulted in the recording of net right-of-use assets and lease liabilities of approximately $379.6 million and $420.3 million, respectively, and the reclassification of net rent related assets and liabilities of $38.3 million as of January 1, 2019.  The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, was recorded as a decrease to beginning retained earnings of $2.4 million.  The adoption of the new standard had a de minimis impact on our consolidated statement of earnings and had no impact on our consolidated statement of cash flows. See Notes 15 and 17 to these 2020 consolidated financial statements for details on our current lease arrangements, the amounts of which represent the future undiscounted commitments.

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

3.  Business Combinations

During 2020, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash.  These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Capsicum Reinsurance Brokers LLP (CRB) January 1, 2020	584	$62.9	$64.5	$-	$-	$129.9	$257.3	$209.1
Hanover Excess & Surplus, Inc. and Hanover Premium Finance, Inc. (HES) January 1, 2020	-	-	30.1	-	3.0	-	33.1	9.3
CRES Insurance Services, LLC (CRES) June 1, 2020	288	28.5	1.5	-	1.0	5.5	36.5	7.3
Optimum Talent Inc. (OTI) November 1, 2020	102	11.1	14.1	-	3.4	14.0	42.6	21.1
Cool Insuring Agency, Inc. (CIA) December 1, 2020	406	48.4	65.0	-	7.2	8.5	129.1	30.0
Harden & Associates, Inc. (HAI) December 1, 2020	49	-	95.6	-	6.2	10.0	111.8	22.5
Ashton Tiffany, LLC (AT) December 31, 2020	-	-	48.3	48.2	-	9.0	105.5	20.0
Twenty other acquisitions completed in 2020	414	38.8	79.2	1.8	9.9	30.5	160.2	68.6
	1,843	$189.7	$398.3	$50.0	$30.7	$207.4	$876.1	$387.9

On December 23, 2020, we signed a definitive agreement to acquire 100% of the equity of The Bollington Wilson Group (which we refer to as Bollington) headquartered in Sale, Greater Manchester, U.K., for approximately $330.0 million of cash consideration.  Bollington is a specialist U.K. insurance broker that has more than 400 employees and operates from a network of seven offices in the U.K.  The transaction is subject to regulatory approval, which was received on January 26, 2021, and is expected to close in February 2021.

Common shares issued in connection with acquisitions are valued at closing market prices as of the effective date of the applicable acquisition or on the days when the shares are issued, if purchase consideration is deferred.  We record escrow deposits that are returned to us as a result of adjustments to net assets acquired as reductions of goodwill when the escrows are settled.  The maximum potential earnout payables disclosed in the foregoing table represent the maximum amount of additional consideration that could be paid pursuant to the terms of the purchase agreement for the applicable acquisition.  The amounts recorded as earnout payables, which are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration in the foregoing table.  The $48.2 million accrued liability related to Ashton Tiffany in the foregoing table may be settled using shares of our common stock in early February 2021.  We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred.

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement.  In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability.  Revenue growth rates generally ranged from 2.5% to 15.0% for our 2020 acquisitions.  We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described.  We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market‑based rates of return that reflect the ability of the acquired entity to achieve the targets.  The discount rates generally ranged from 6.0% to 9.0% for our 2020 acquisitions.  Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During 2020, 2019 and 2018, we recognized $32.5 million, $27.0 million and $18.8 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.  In addition, during 2020, 2019 and 2018, we recognized $65.4 million, $11.7 million and $9.2 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 135, 116 and 112 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2017 and subsequent years was $1,128.1 million as of December 31, 2020, of which $592.2 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made, of which approximately $493.7 million can be settled in cash or stock at our option and $98.5 million must be settled in cash.  The aggregate amount of maximum earnout obligations related to acquisitions made in 2016 and subsequent years was $982.9 million as of December 31, 2019, of which $565.0 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2020 (in millions):

	CRB	HES	CRES	OTI	CIA	HAI	AT	Twenty Other Acquisitions	Total
Cash and restricted cash	$-	$3.3	$4.3	$0.6	$4.2	$2.3	$6.0	$13.3	$34.0
Other current assets	-	1.0	12.4	3.0	28.8	9.0	8.6	25.2	88.0
Fixed assets	-	-	-	0.9	0.1	1.1	0.5	0.6	3.2
Noncurrent assets	7.6	0.8	-	6.7	0.9	6.4	2.1	3.1	27.6
Goodwill	108.4	19.1	21.3	25.4	58.9	45.7	14.8	66.0	359.6
Expiration lists	133.7	13.7	13.9	18.3	56.2	62.5	78.2	90.7	467.2
Non-compete agreements	2.9	0.1	-	0.4	0.8	0.7	5.8	0.7	11.4
Trade names	4.7	-	0.3	-	7.5	-	-	-	12.5
Total assets acquired	257.3	38.0	52.2	55.3	157.4	127.7	116.0	199.6	1,003.5
Current liabilities	-	4.4	15.7	5.2	28.1	9.5	8.4	32.3	103.6
Noncurrent liabilities	-	0.5	-	7.5	0.2	6.4	2.1	7.1	23.8
Total liabilities assumed	-	4.9	15.7	12.7	28.3	15.9	10.5	39.4	127.4
Total net assets acquired	$257.3	$33.1	$36.5	$42.6	$129.1	$111.8	$105.5	$160.2	$876.1

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage services markets and increase the volume of general services currently provided.  The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $359.6 million, $467.2 million, $11.4 million and $12.5 million, respectively, within the brokerage management segment.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments.  Fair value estimates were provisional for some of the 2020 acquisitions as of December 31, 2020.  Fair value adjustments, if any, are most common to the values established for amortizable intangible assets and earnout liabilities, with the offset to goodwill.  The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values.  The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions.  Revenue growth and attrition rates generally ranged from 1.5% to 4.1% and 5.0% to 15.7% for our 2020 and 2019 acquisitions, respectively, for which valuations were performed in 2020.  We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits.  The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business.  These discount rates generally ranged from 9.0% to 13.5% for our 2020 and 2019 acquisitions, for which valuations were performed in 2020.  The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization.  We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty.  We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.  Based on the results of impairment reviews in 2020, 2019 and 2018, we wrote off $51.7 million, $0.1 million and $10.6 million, respectively, of amortizable intangible assets related to the brokerage and risk management segments.

Of the $467.2 million of expiration lists, $11.4 million of non-compete agreements and $12.5 million of trade names related to the 2020 acquisitions, $29.0 million, $0.6 million and zero, respectively, is not expected to be deductible for income tax purposes.  Accordingly, we recorded a deferred tax liability of $3.9 million, and a corresponding amount of goodwill, in 2020 related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the year ended December 31, 2020 include the operations of the acquired entities from their respective acquisition dates.  The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2019 (in millions, except per share data):

	Year Ended December 31,
	2020	2019
Total revenues	$7,108.7	$7,352.7
Net earnings attributable to controlling interests	817.6	670.5
Basic net earnings per share	4.26	3.57
Diluted net earnings per share	4.17	3.49

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2019, nor are they necessarily indicative of future operating results.  Annualized revenues of entities acquired in 2020 totaled approximately $251.4 million.  Total revenues and net earnings recorded in our consolidated statement of earnings for 2020 related to the 2020 acquisitions in the aggregate, were $52.7 million and $5.2 million, respectively.

4.  Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	December 31, 2020	December 31, 2019
Unbilled receivables	$603.1	$556.4
Deferred contract costs	102.0	98.3
Deferred revenue	541.3	503.8

The unbilled receivables, which are included in premium and fees receivable in our consolidated balance sheet, primarily relate to our rights to consideration for work completed but not billed at the reporting date.  These are transferred to the receivables when the client is billed.  The deferred contract costs represent the costs we incur to fulfill a new or renewal contract with our clients prior to the effective date of the contract.  These costs are expensed on the contract effective date.  The deferred revenue in the consolidated balance sheet included amounts that represent the remaining performance obligations under our contracts and amounts collected related to advanced billings and deposits received from customers that may or may not ultimately be recognized as revenues in the future.  Deposits received from customers could be returned to the customers based on lesser actual transactional volume than originally billed volume.

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total
Deferred revenue at December 31, 2018	$284.7	$173.0	$457.7
Incremental deferred revenue	254.7	109.6	364.3
Revenue recognized during the year ended December 31, 2019 included in deferred revenue at December 31, 2018	(227.5)	(122.0)	(349.5)
Net change in collected billings/deposits received from customers	(6.7)	5.6	(1.1)
Impact of changes in foreign exchange rates	1.4	0.4	1.8
Deferred revenue recognized from business acquisitions	30.6	—	30.6
Deferred revenue at December 31, 2019	337.2	166.6	503.8
Incremental deferred revenue	282.7	91.3	374.0
Revenue recognized during the year ended December 31, 2020 included in deferred revenue at December 31, 2019	(283.1)	(99.2)	(382.3)
Net change in collected billings/deposits received from customers	(0.7)	26.3	25.6
Impact of changes in foreign exchange rates	8.7	1.6	10.3
Deferred revenue recognized from business acquisitions	9.9	—	9.9
Deferred revenue at December 31, 2020	$354.7	$186.6	$541.3

Revenue recognized during 2020 in the table above included revenue from 2019 acquisitions that would not be reflected in prior years.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed.  As of December 31, 2020, the aggregate amount of the contract price allocated to remaining performance obligations was $541.3 million.

The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2021	$328.4	$122.8	$451.2
2022	23.6	31.2	54.8
2023	1.4	14.2	15.6
2024	0.6	6.5	7.1
2025	0.4	4.0	4.4
Thereafter	0.3	7.9	8.2
Total	$354.7	$186.6	$541.3

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as “deferred contract costs” which are included in other current assets in our consolidated balance sheet.  Deferred contract costs were $102.0 million and $98.3 million as of December 31, 2020 and 2019, respectively.  Capitalized fulfillment costs are amortized to expense on the contract effective date.  The amount of amortization of the deferred contract costs was $388.4 million and $355.9 million for the years ended December 31, 2020 and 2019, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment.  These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5.  Other Financial Data

Other Current Assets

Major classes of other current assets consist of the following (in millions):

	December 31,
	2020	2019
Premium finance advances and loans	$442.7	$388.1
Accrued supplemental, direct bill and other receivables	361.7	369.1
Refined coal production related receivables	95.4	103.4
Deferred contract costs	102.0	98.3
Prepaid expenses	112.1	115.5
Total other current assets	$1,113.9	$1,074.4

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

6.  Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2020	2019
Office equipment	$33.0	$32.6
Furniture and fixtures	138.3	126.0
Leasehold improvements	166.0	150.2
Computer equipment	214.2	176.3
Land and buildings - corporate headquarters	145.1	144.9
Software	452.2	392.3
Other	16.7	19.0
Work in process	14.1	18.0
	1,179.6	1,059.3
Accumulated depreciation	(728.9)	(591.9)
Net fixed assets	$450.7	$467.4

The amounts in work in process in the table above primarily are for capitalized expenditures incurred related to IT development projects in 2020 and 2019.

7.  Intangible Assets

The carrying amount of goodwill at December 31, 2020 and 2019 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2020
United States	$3,399.8	$33.2	$-	$3,433.0
United Kingdom	1,328.3	15.1	-	1,343.4
Canada	492.9	-	-	492.9
Australia	462.1	11.5	-	473.6
New Zealand	221.9	10.7	-	232.6
Other foreign	148.6	-	2.9	151.5
Total goodwill - net	$6,053.6	$70.5	$2.9	$6,127.0
At December 31, 2019
United States	3,163.8	33.1	-	3,196.9
United Kingdom	1,177.8	12.9	-	1,190.7
Canada	454.4	-	-	454.4
Australia	416.5	10.5	-	427.0
New Zealand	208.0	10.1	-	218.1
Other foreign	128.4	-	3.0	131.4
Total goodwill - net	$5,548.9	$66.6	$3.0	$5,618.5

The changes in the carrying amount of goodwill for 2020 and 2019 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2018	$4,573.6	$49.3	$2.7	$4,625.6
Goodwill acquired during the year	958.4	16.9	0.4	975.7
Goodwill adjustments related to appraisals and other acquisition adjustments	0.2	(0.2)	-	-
Goodwill written-off related to sales of business	(7.2)	-	-	(7.2)
Foreign currency translation adjustments during the year	23.9	0.6	(0.1)	24.4
Balance as of December 31, 2019	5,548.9	66.6	3.0	5,618.5
Goodwill acquired during the year	359.6	-	-	359.6
Goodwill adjustments related to appraisals and other acquisition adjustments	29.8	1.7	-	31.5
Foreign currency translation adjustments during the year	115.3	2.2	(0.1)	117.4
Balance as of December 31, 2020	$6,053.6	$70.5	$2.9	$6,127.0

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2020	2019
Expiration lists	$4,753.2	$4,246.0
Accumulated amortization - expiration lists	(2,436.7)	(2,004.3)
	2,316.5	2,241.7
Non-compete agreements	75.9	68.4
Accumulated amortization - non-compete agreements	(57.8)	(52.5)
	18.1	15.9
Trade names	107.8	91.8
Accumulated amortization - trade names	(42.5)	(30.7)
	65.3	61.1
Net amortizable assets	$2,399.9	$2,318.7

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2021	$378.4
2022	352.3
2023	327.1
2024	291.3
2025	251.3
Thereafter	799.5
Total	$2,399.9

8.  Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	December 31,
	2020	2019
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 3.48%, balloon due June 24, 2020	$-	$50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due July 10, 2020	-	50.0
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	75.0	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.65%, balloon due August 2, 2023 (prepaid on November 3, 2020)	-	50.0
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	-
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	-
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	-
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	-
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	-
Total Note Purchase Agreements	4,348.0	3,923.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires June 7, 2024	-	520.0
Premium Financing Debt Facility - expires September 15, 2022:
Facility B
AUD denominated tranche, interbank rates plus 1.400%	193.1	142.1
NZD denominated tranche, interbank rates plus 1.750%	-	-
Facility C and D
AUD denominated tranche, interbank rates plus 0.730%	-	18.8
NZD denominated tranche, interbank rates plus 0.940%	10.5	9.7
Total Premium Financing Debt Facility	203.6	170.6
Total corporate and other debt	4,551.6	4,613.6
Less unamortized debt acquisition costs on Note Purchase Agreements	(7.0)	(6.9)
Net corporate and other debt	$4,544.6	$4,606.7

Note Purchase Agreements - On February 13, 2019, we closed an offering of $600.0 million aggregate principal amount of fixed rate private placement senior unsecured notes.  This offering was funded on February 13, 2019 ($340.0 million) and March 13, 2019 ($260.0 million).  The weighted average maturity of these notes is 10.1 years and the weighted average interest rate is 5.04% after giving effect to a net hedging loss.  In 2017 and 2018, we entered into pre-issuance interest rate hedging transactions related to this private placement.  We realized a net cash loss of approximately $1.2 million on the hedging transactions that will be recognized on a pro rata basis as an increase in our reported interest expense over the life of the debt.  We used the proceeds of this offering to repay certain existing indebtedness and fund acquisitions.

The notes consist of the following tranches:

•	$100.0 million of 4.72% senior notes due in 2024;
•	$140.0 million of 4.85% senior notes due in 2026;
•	$100.0 million of 5.04% senior notes due in 2029;
•	$180.0 million of 5.14% senior notes due in 2031;
•	$40.0 million of 5.29% senior notes due in 2034; and
•	$40.0 million of 5.45% senior notes due in 2039

On June 12, 2019, we closed a private placement of $175.0 million aggregate principal amount of unsecured senior notes.  The unsecured senior notes were issued with an interest rate of 4.48% and are due in 2034.  We used the proceeds of these offerings in part to fund the $50.0 million June 24, 2019 Series L note maturity, and for acquisitions and general corporate purposes.  The weighted average interest rate is 4.68% after giving effect to a net hedging loss.  In 2017 and 2018, we entered into pre-issuance interest rate hedging transactions related to this private placement.  We realized a net cash loss of approximately $5.2 million on the hedging transactions that will be recognized on a pro rata basis as an increase in our reported interest expense over ten years of the total 15‑year notes.

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants as of December 31, 2020.  The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

The notes issued under the note purchase agreement are senior unsecured obligations of ours and rank equal in right of payment with our Credit Agreement discussed below.

Credit Agreement - On June 7, 2019, we entered into an amendment and restatement to our multicurrency credit agreement dated April 8, 2016, (which we refer to as the Credit Agreement) with a group of fifteen financial institutions.  The amendment and restatement, among other things, extended the expiration date of the Credit Agreement from April 8, 2021 to June 7, 2024 and increased the revolving credit commitment from $800.0 million to $1,200.0 million, of which up to $75.0 million may be used for issuances of standby or commercial letters of credit and up to $75.0 million may be used for the making of swing loans (as defined in the Credit Agreement).  We may from time to time request, subject to certain conditions, an increase in the revolving credit commitment under the Credit Agreement up to a maximum aggregate revolving credit commitment of $1,700.0 million.  On August 27, 2020, we entered into an amendment to the Credit Agreement providing that the obligations of each subsidiary of Gallagher that was a borrower, guarantor and/or obligor under the Credit Agreement, ceased to apply and that each subsidiary was released from all of its obligations under the Credit Agreement.  The amendment also replaced the minimum asset covenant with a priority indebtedness covenant, substantially similar to other priority indebtedness covenants applicable to us under our private placement note purchase agreements.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants as of December 31, 2020.  The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross‑defaults to other agreements evidencing our indebtedness.

At December 31, 2020, $17.4 million of letters of credit (for which we had $17.5 million of liabilities recorded at December 31, 2020) were outstanding under the Credit Agreement.  See Note 17 to these consolidated financial statements for a discussion of the letters of credit.  There were no borrowings outstanding under the Credit Agreement at December 31, 2020.  Accordingly, at December 31, 2020, $1,182.6 million remained available for potential borrowings.

Premium Financing Debt Facility - On September 16, 2020, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries.  The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from July 18, 2021 to September 15, 2022, added six-months variable limits to Facility B NZ$ beginning in 2021 and increased the total commitment for the AU$ denominated tranche from AU$245.0 million to AU$310.0 million.  The Premium Financing Debt Facility is comprised of: (i) Facility B is separated into AU$260.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$50.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche.

The interest rates on Facility B are Interbank rates, which vary by tranche, duration and currency, plus a margin of 1.400% and 1.750% for the AU$ and NZ$ tranches, respectively.  The interest rates on Facilities C and D are 30 day Interbank rates, plus a margin of 0.730% and 0.940% for the AU$ and NZ$ tranches, respectively.  The annual fee for Facility B is 0.63% and 0.7875% for the undrawn commitments for the AU$ and NZ$ tranches, respectively.  The annual fee for Facility C is 0.67% and for Facility D is 0.86% of the total commitments of the facilities.

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants as of December 31, 2020.  The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness.  Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At December 31, 2020, AU$255.0 million and NZ$0.0 of borrowings were outstanding under Facility B, AU$0.0 million of borrowings outstanding under Facility C and NZ$14.9 million of borrowings were outstanding under Facility D, which in aggregate amount to US$203.6 million of borrowings under the Premium Finance Debt Facility.  Accordingly, as of December 31, 2020,  AU$5.0 and NZ$25.0 million remained available for potential borrowing under Facility B, and AU$50.0 million and NZ$0.1 million under Facilities C and D, respectively.

See Note 17 to these 2020 consolidated financial statements for additional discussion on our contractual obligations and commitments as of December 31, 2020.

The aggregate estimated fair value of the $4,348.0 million in debt under the note purchase agreements at December 31, 2020 was $5,018.9 million due to the long-term duration and fixed interest rates associated with these debt obligations.  No active or observable market exists for our private long-term debt.  Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.  The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts.  Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt.  The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time.  The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today.  An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated.  The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index.  This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate.  For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.  The estimated fair value of the zero of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates.  The estimated fair value of the $203.6 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

9.  Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net earnings attributable to controlling interests	$818.8	$668.8	$633.5
Weighted average number of common shares outstanding	191.0	186.0	182.7
Dilutive effect of stock options using the treasury stock method	4.0	4.1	3.5
Weighted average number of common and common equivalent shares outstanding	195.0	190.1	186.2
Basic net earnings per share	$4.29	$3.60	$3.47
Diluted net earnings per share	$4.20	$3.52	$3.40

There were no anti-dilutive stock-based awards outstanding at December 31, 2020 that were excluded in the computation of the dilutive effect of stock-based awards for the year then ended.  Anti-dilutive stock-based awards of 1.0 million and 1.0 million shares were outstanding at December 31, 2019 and 2018, respectively, but were excluded in the computation of the dilutive effect of stock‑based awards for the year then ended.  These stock-based awards were excluded from the computation because the exercise prices on these stock-based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.3 million as of December 31, 2020.

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

On March 12, 2020, the compensation committee granted 1,590,740 options under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2023, 2024 and 2025, respectively.

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

The 2020, 2019 and 2018 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment.  For our executive officers age 55 or older, stock options awarded in 2020, 2019 and 2018 are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During 2020, 2019 and 2018, we recognized $13.6 million, $14.0 million and $13.7 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2020, 2019 and 2018, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period.  We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected dividend yield	2.1%	1.7%	2.3%
Expected risk-free interest rate	0.7%	2.5%	2.7%
Volatility	17.3%	15.6%	15.1%
Expected life (in years)	5.4	5.5	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  The weighted average fair value per option for all options granted during 2020, 2019 and 2018, as determined on the grant date using the Black-Scholes option pricing model, was $9.99, $10.71 and $9.27, respectively.

The following is a summary of our stock option activity and related information for 2020 and 2019 (in millions, except exercise price and year data):

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Year Ended December 31, 2020
Beginning balance	7.9	$56.40
Granted	1.6	86.17
Exercised	(1.8)	45.80
Forfeited or canceled	(0.2)	65.87
Ending balance	7.5	$65.09	3.86	$437.9
Exercisable at end of year	1.9	$47.17	1.83	$147.2
Ending unvested and expected to vest	5.3	$70.74	4.51	$278.1
Year Ended December 31, 2019
Beginning balance	8.8	$50.16
Granted	1.3	79.59
Exercised	(1.9)	42.91
Forfeited or canceled	(0.3)	57.33
Ending balance	7.9	$56.40	3.75	$308.6
Exercisable at end of year	2.0	$45.03	1.82	$101.9
Ending unvested and expected to vest	5.7	$59.76	4.36	$201.5

Options with respect to 11.4 million shares (less any shares of restricted stock issued under the LTIP - see Note 12 to these consolidated financial statements) were available for grant under the LTIP at December 31, 2020.

The total intrinsic value of options exercised during 2020, 2019 and 2018 amounted to $106.4 million, $77.9 million and $54.2 million, respectively.  As of December 31, 2020, we had approximately $28.3 million of total unrecognized compensation expense related to nonvested options.  We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2020 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$43.71	—	$43.71	1.4	2.21	$43.71	0.7	$43.71
46.17	—	46.87	0.9	0.97	46.33	0.9	46.33
49.55	—	56.86	1.3	3.21	56.83	0.3	56.81
70.74	—	70.74	1.1	4.21	70.74	—	70.74
79.59	—	79.59	1.2	5.20	79.59	—	79.59
86.17	—	86.17	1.6	6.20	86.17	—	—
$43.71	—	$86.17	7.5	3.86	$65.09	1.9	$47.17

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

In the first quarter of each of 2020, 2019 and 2018, the compensation committee approved $14.1 million, $10.1 million and $11.5 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2020, 2019 and 2018.  We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2020, 2019 and 2018 awards. During 2020, 2019 and 2018, we charged $12.2 million, $9.8 million and $9.1 million, respectively, to compensation expense related to these awards.

In 2020, 2019 and 2018, the compensation committee approved $1.8 million, $2.6 million and $0.9 million, respectively, of awards under the sub‑plans referred to above, which were contributed to the rabbi trust in first quarter 2020, 2019 and 2018, respectively.  During 2020, 2019 and 2018, we charged $1.9 million, $2.4 million and $2.2 million, respectively, to compensation expense related to these awards.  There was $0.5 million of distributions from the sub-plans during 2019.  There were no distributions from the sub-plans during 2020 and 2018.

At December 31, 2020 and 2019, we recorded $60.5 million (related to 2.6 million shares) and $64.5 million (related to 2.9 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet.  The total intrinsic value of our unvested equity based awards under the plan at December 31, 2020 and 2019 was $327.8 million and $276.3 million, respectively.  During 2020, 2019 and 2018, cash and equity awards with an aggregate fair value of $41.2 million, $3.1 million and $6.4 million, respectively, were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards.  Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections.  In the first quarter of each of 2020, 2019 and 2018, the compensation committee approved $3.0 million, $2.4 million and $5.6 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in second quarter 2020, 2019 and 2018, respectively.  In addition, the compensation committee approved $7.7 million and $1.6 million of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the second and third quarters of 2019, respectively.  During 2020, 2019 and 2018 we charged $6.9 million, $5.2 million and $3.0 million to compensation expense related to these awards.  There was $3.2 million, $2.5 million and $3.6 million of distributions from the DCPP during 2020, 2019 and 2018, respectively.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award.  Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company.  The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million.  At December 31, 2020, 2.3 million shares were available for grant under the LTIP for such awards.

In 2020, 2019 and 2018, we granted 422,610, 414,700 and 439,100 restricted stock units, respectively, to employees under the LTIP and 2014 LTIP, with an aggregate fair value of $34.9 million, $31.8 million and $28.7 million, respectively, at the date of grant.

The 2020, 2019 and 2018 restricted stock units vest as follows: 405,870 units granted in first quarter 2020, 399,900 units granted in first quarter 2019 and 420,200 units granted in first quarter 2018 vest in full based on continued employment through March 12, 2025, March 14, 2024 and March 15, 2023, respectively, while the other 2020, 2019 and 2018 restricted stock unit awards generally vest in full based on continued employment through the vesting period on the anniversary date of the grant.  For certain of our executive officers age 55 or older, restricted stock units awarded in 2020, 2019 and 2018 are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

The vesting periods of the 2020, 2019 and 2018 restricted stock unit awards are as follows (in actual shares):

	Restricted Stock Units Granted
Vesting Period	2020	2019	2018
One year	16,740	14,800	18,900
Two years	8,870	12,000	12,700
Five years	397,000	387,900	407,500
Total shares granted	422,610	414,700	439,100

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants.  Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements.  During 2020, 2019 and 2018, we charged $40.0 million, $29.8 million and $27.2 million, respectively, to compensation expense related to restricted stock awards granted in 2009 through 2020.  The total intrinsic value of unvested restricted stock at December 31, 2020 and 2019 was $302.4 million and $215.1 million, respectively.  During 2020 and 2019, equity awards (including accrued dividends) with an aggregate fair value of $2.0 million and $2.1 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 12, 2020, March 14, 2019 and March 15, 2018, pursuant to the LTIP, the compensation committee approved 82,500, 73,600 and 78,200, respectively of provisional performance share awards, with an aggregate fair value of $7.1 million, $5.8 million and $5.3 million, respectively, for future grants to our officers and key employees.  Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved.  At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in the 2020 Proxy Statement).  Earned shares for the 2020, 2019 and 2018 provisional awards will fully vest based on continuous employment through March 12, 2023, March 14, 2022 and March 15, 2021, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable in 2023, 2022 and 2021, respectively.  The 2020, 2019 and 2018 awards are subject to a three-year performance period that begins on January 1, 2020, 2019 and 2018, respectively, and vest on the three-year anniversary of the date of grant (March 12, 2023, March 14, 2022 and March 15, 2021).  For certain of our executive officers age 55 or older, awards granted in 2020, 2019 and 2018 are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. During 2020, 2019 and 2018, equity awards (including accrued dividends) with an aggregate fair value of $12.5 million, $5.7 million and $3.7 million was vested and distributed to employees under this plan.

Cash Awards

On March 12, 2020, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $18.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (213,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant.  At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITDAC growth achieved (as defined in the Program).  At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee.  Granted units for the 2020 provisional award will fully vest based on continuous employment through January 1, 2023.  The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2022, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date.  The fair value of the awarded units will be paid out in cash as soon as practicable in 2023.  If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.  We did not recognize any compensation expense during the year ended December 31, 2020 related to the 2020 provisional award under the Program.  Based on company performance for 2020, we expect to grant 209,000 units under the Program in first quarter 2021 that will fully vest on January 1, 2023.

On March 14, 2019, pursuant to the Program, the compensation committee approved provisional cash awards of $16.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (206,800 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2019 provisional award were similar to the terms of the 2020 provisional awards.  Based on our performance for 2019, we granted 200,000 units under the Program in first quarter 2020 that will fully vest on January 1, 2022.  During 2020, we charged $10.6 million to compensation expense related to these awards.  We did not recognize any compensation expense during 2019 related to the 2019 provisional award under the Program.

On March 15, 2018, pursuant to the Program, the compensation committee approved provisional cash awards of $15.0 million in the aggregate for future grants to our officers and key employees that are denominated in units (219,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2018 provisional award were similar to the terms of the 2019 provisional awards.  Based on our performance for 2018, we granted 190,000 units under the Program in first quarter 2019 that fully vested on January 1, 2021.  During 2020 and 2019, we charged $9.9 million and $8.9 million to compensation expense related to these awards.  We did not recognize any compensation expense during 2018 related to the 2018 provisional award under the Program.

On March 16, 2017, pursuant to the Program, the compensation committee approved provisional cash awards of $14.3 million in the aggregate for future grants to our officers and key employees that are denominated in units (255,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional awards were approved.  Terms of the 2017 provisional award were similar to the terms of the 2018 provisional awards.  Based on our performance for 2017, we granted 242,000 units under the Program in first quarter 2018 that fully vested on January 1, 2020.  During 2019 and 2018, we charged $10.3 million and $8.7 million to compensation expense related to these awards, respectively.

On March 17, 2016, pursuant to the Program, the compensation committee approved provisional cash awards of $17.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (397,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2016 provisional award were similar to the terms of the 2017 provisional awards.  Based on our performance for 2016, we granted 385,000 units under the Program in first quarter 2017 that fully vested on January 1, 2019.  During 2018, we charged $11.7 million to compensation expense related to these awards.

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

13.  Retirement Plans

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment.  Benefits under the plan were based on years of service and salary history.  In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005.  Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2020 and 2019.  In the table below, the service cost component represents plan administration costs that are incurred directly by the plan.  A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2020	2019
Change in pension benefit obligation:
Benefit obligation at beginning of year	$274.4	$253.2
Service cost	0.8	1.6
Interest cost	8.0	9.8
Net actuarial loss	22.6	24.7
Benefits paid	(15.2)	(14.9)
Benefit obligation at end of year	$290.6	$274.4
Change in plan assets:
Fair value of plan assets at beginning of year	$243.7	$220.0
Actual return on plan assets	34.3	38.6
Contributions by the company	—	—
Benefits paid	(15.2)	(14.9)
Fair value of plan assets at end of year	$262.8	$243.7
Funded status of the plan (underfunded)	$(27.8)	$(30.7)
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent liabilities - accrued benefit liability	$(27.8)	$(30.7)
Accumulated other comprehensive loss - net actuarial loss	68.3	69.8
Net amount included in retained earnings	$40.5	$39.1

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in earnings and other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2020	2019	2018
Net periodic pension cost:
Service cost	$0.8	$1.6	$0.8
Interest cost on benefit obligation	8.0	9.8	9.3
Expected return on plan assets	(16.4)	(14.8)	(16.0)
Amortization of net loss	6.2	7.0	4.9
Net periodic benefit cost	(1.4)	3.6	(1.0)
Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net loss incurred	4.7	0.8	17.2
Amortization of net loss	(6.2)	(7.0)	(4.9)
Total recognized in other comprehensive loss	(1.5)	(6.2)	12.3
Total recognized in net periodic pension cost and other comprehensive loss	$(2.9)	$(2.6)	$11.3
Estimated amortization for the following year:
Amortization of net loss	$5.8	$6.1	$7.2

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2020	2019
Discount rate	2.25%	3.00%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2020	2019	2018
Discount rate	3.00%	4.00%	3.50%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

The following benefit payments are expected to be paid by the plan (in millions):

2021	$16.2
2022	16.5
2023	16.7
2024	16.7
2025	16.9
Years 2026 to 2030	83.1

The following is a summary of the plan’s weighted average asset allocations at December 31 by asset category:

	December 31,
Asset Category	2020	2019
Equity securities	63.0%	61.0%
Debt securities	30.0%	32.0%
Real estate	7.0%	7.0%
Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life underwriting enterprises.  The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards.  The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2020 and 2019.  The return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2020	2019
Level 1	$—	$—
Level 2	141.8	135.8
Level 3	121.0	107.9
Total fair value	$262.8	$243.7

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

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2020	2019
Fair value at January 1	$107.9	$94.9
Settlements	(2.7)	—
Unrealized gain	15.8	13.0
Fair value at December 31	$121.0	$107.9

We were not required under the IRC to make any minimum contributions to the plan for each of the 2020, 2019 and 2018 plan years.  This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding.  During 2018 we made a $30.0 million discretionary contribution to the plan.  During 2020 and 2019 we did not make discretionary contributions to the plan.

We also have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Beginning in 2021, the amount matched by the company will be discretionary and annually determined by management.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document.  Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock.  We expensed (net of plan forfeitures) $63.6 million, $59.4 million and $53.9 million related to the plan in 2020, 2019 and 2018, respectively.  Matching contributions can be funded in cash or company stock.  Our board of directors has authorized the use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we plan to do in February 2021.

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to IRS rules, cannot take full advantage of our matching contributions under the 401(k) plan.  The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date.  Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. Matching contributions can be funded in cash or company stock.  Our board of directors has authorized the use of common stock to fund our 2020 employer matching contributions to the plan, which we plan to do in February 2021.  We expensed $7.8 million, $7.1 million and $6.5 million related to contributions made to a rabbi trust maintained under the plan in 2020, 2019 and 2018, respectively.  The fair value of the assets in the plan’s rabbi trust at December 31, 2020 and 2019, including employee contributions and investment earnings, was $497.3 million and $452.9 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation.  In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation.  Net expense for foreign retirement plans amounted to $44.3 million, $39.8 million and $34.9 million in 2020, 2019 and 2018, respectively.

14.  Investments

The following is a summary of our investments included in other noncurrent assets in the consolidated balance sheet (in millions):

	December 31,
	2020		2019
	Assets	Funding commitments	Assets
Chem-Mod LLC	$4.0	$-	$4.0
Chem-Mod International LLC	2.0	-	2.0
Clean-coal investments:
Controlling interest in limited liability companies
that own fourteen 2009 Era Clean Coal Plants	-	-	-
Non-controlling interest in a limited liability
company that owns one 2011 Era Clean Coal Plant	0.1	-	0.3
Controlling interest in limited liability companies
that own twenty 2011 Era Clean Coal Plants	12.4	0.9	29.2
Other investments	3.9		4.5
Total investments	$22.4	$0.9	$40.0

Chem-Mod LLC - At December 31, 2020, we held a 46.5% controlling interest in Chem-Mod LLC.  Chem‑Mod LLC possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal.  The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod LLC’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem‑Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

We believe that the application of The Chem-Mod™ Solution qualifies for refined coal tax credits under IRC Section 45 when used with refined coal production plants placed in service by December 31, of both 2011 and 2009.  Chem-Mod LLC has been marketing its technologies principally to coal-fired power plants owned by utility companies, including those utilities that are operating with the IRC Section 45 refined coal production plants in which we hold an investment.

Chem-Mod LLC is determined to be a variable interest entity (which we refer to as a VIE).  We are the manager (decision maker) of Chem‑Mod LLC and therefore consolidate its operations into our consolidated financial statements. At December 31, 2020, total assets and total liabilities of this VIE included in our consolidated balance sheet were $19.0 million and $4.4 million, respectively. At December 31, 2019, total assets and total liabilities of this VIE included in our consolidated balance sheet were $16.3 million and $2.8 million, respectively.  For 2020, total revenues and expenses were $74.3 million and $10.6 million, respectively.  For 2019, total revenues and expenses were $81.9 million and $17.5 million, respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At December 31, 2020, we held a 31.5% noncontrolling ownership interest in Chem-Mod International LLC. Chem-Mod International LLC has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada.  Such marketing activity has been limited to date.

C-Quest Technology LLC and C-Quest Technologies International LLC (which we refer together as C-Quest) - At December 31, 2020, we held a noncontrolling 12% interest in C-Quest’s global entities. C‑Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C‑Quest’s operations have been limited to laboratory testing.  C-Quest is determined to be a VIE, but we do not consolidate this investment into our consolidated financial statements because we are not the primary beneficiary or decision maker.

Clean Coal Investments -

•

We have investments in limited liability companies that own 35 refined coal production plants which produce refined coal using proprietary technologies owned by Chem-Mod LLC.  We believe the production and sale of refined coal at these plants is qualified to receive refined coal tax credits under IRC Section 45.  The 14 plants placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) were eligible to receive tax credits through 2019 and the 21 plants placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) are eligible to receive tax credits through 2021.

•	As of December 31, 2020:
o	Twenty of the plants have long-term production contracts.
o

We have a noncontrolling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC).  We have determined that this LLC is a VIE, for which we are not the primary beneficiary and therefore do not consolidate it.  At December 31, 2020, total assets and total liabilities of this VIE were $36.6 million and $36.0 million, respectively.  For 2020, total revenues and expenses of this VIE were $35.2 million and $43.9 million, respectively.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages.  Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

Other Investments - At December 31, 2020, we owned a non-controlling, minority interest in four venture capital funds totaling $3.9 million and eight certified low-income housing developments with zero carrying value.  The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations.  At December 31, 2020, total assets and total liabilities of these VIEs were approximately $4.8 million and $0.5 million, respectively.

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

The components of lease expense are as follows (in millions):

	Statement of Earnings	Year ended
Lease Components	Classification	December 31, 2020
Operating lease expense	Operating expense	$126.5
Variable lease expense	Operating expense	22.0
Sublease income	Investment income	(1.1)
Total net lease expense		$147.4

Variable lease cost consist primarily of common-area and other maintenance costs for our lease facilities, as well as variable lease payments related to indexed and/or market adjustments.  Our sublease income derives primarily from a few office lease arrangements and we have no significant sublease losses.

Year ended
Supplemental Cash Flow Information Related to Leases (in millions)	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$120.1
Right-of-use assets obtained in exchange for new operating lease liabilities	$71.2

We present all noncash transactions related to adjustments to the lease liability or right-of-use asset as noncash transactions.  This includes all noncash charges related to any modification or reassessment events triggering remeasurement.

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

Lease Components	Balance Sheet Classification	December 31, 2020
Lease right-of-use assets	Right-of-use assets	$373.9
Other current lease liabilities	Accrued compensation and other current liabilities	88.8
Lease liabilities	Lease liabilities - noncurrent	320.9
Total lease liabilities		$409.7
Weighted-average remaining lease term, years		5.3
Weighted-average discount rate		3.6%

Maturities of operating lease liabilities for each of the next five years and thereafter are as follows (in millions):

2021	$108.5
2022	93.9
2023	75.1
2024	54.8
2025	41.6
Thereafter	77.8
Total lease payments	451.7
Less interest	(42.0)
Total	$409.7

Our leases have remaining lease terms of 0.1 years to 11.7 years, some of which may include options to extend the leases for up to 5.0 years and some of which may include options to terminate the leases.

As of December 31, 2020, we have additional leases that have not yet commenced of $0.3 million.  These leases will commence in 2021 with lease terms of 0.5 years to 5.4 years.

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

We have not received or pledged any collateral related to derivative arrangements at December 31, 2020.

The notional and fair values of derivatives designated as hedging instruments are as follows at December 31, 2020 and 2019 (in millions):

		Derivative Assets		Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At December 31, 2020
Interest rate contracts	$550.0	Other current assets	$—	Accrued compensation and	$54.5
		Other noncurrent assets	—	other current liabilities
				Other noncurrent liabilities	10.9
Foreign exchange contracts (1)	48.6	Other current assets	5.9	Accrued compensation and	0.6
				other current liabilities
		Other noncurrent assets	7.8	Other noncurrent liabilities	3.3
Total	$598.6		$13.7		$69.3
At December 31, 2019
Interest rate contracts	$800.0	Other current assets	$2.8	Accrued compensation and	$25.0
		Other noncurrent assets	5.4	other current liabilities
				Other noncurrent liabilities	23.0
Foreign exchange contracts (1)	31.7	Other current assets	4.5	Accrued compensation and	1.8
				other current liabilities
		Other noncurrent assets	8.5	Other noncurrent liabilities	2.6
Total	$831.7		$21.2		$52.4

(1)

Included within foreign exchange contracts at December 31, 2020 were $354.7 million of call options offset with $354.7 million of put options, and $9.0 million of buy forwards offset with $57.6 million of sell forwards. Included within foreign exchange contracts at December 31, 2019 were $342.0 million of call options offset with $342.0 million of put options, and $12.1 million of buy forwards offset with $43.8 million of sell forwards.

Fair values of these hedge contracts are based on observable and unobservable inputs. Observable inputs include all of the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (for example: interest rates and yield curves observable at commonly quoted intervals, implied volatilities, credit spreads) and market-corroborated inputs.  Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date.

The effect of cash flow hedge accounting on accumulated other comprehensive loss were as follows (in millions):

Instrument	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Recognized in Earnings Related to Amount Excluded from Effectiveness Testing	Statement of Earnings Classification
Year ended December 31, 2020
Interest rate contracts	$(92.5)	$(1.1)	$—	Interest expense
Foreign exchange contracts	(4.6)	(2.4)	(0.4)	Commission revenue
		(1.6)	1.6	Compensation expense
		(1.2)	1.1	Operating expense
Total	$(97.1)	$(6.3)	$2.3
Year ended December 31, 2019
Interest rate contracts	$(47.0)	$(1.2)	$—	Interest expense
Foreign exchange contracts	9.9	(1.6)	(0.8)	Commission revenue
		(1.4)	1.2	Compensation expense
		(1.0)	0.9	Operating expense
Total	$(37.1)	$(5.2)	$1.3

(1)	During 2020, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of $1.3 million.

We estimate that approximately $2.5 million of pretax loss currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

17.  Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments.  See Notes 8 and 14 to these consolidated financial statements for additional discussion of these obligations and commitments.  Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at December 31, 2020 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Note purchase agreements	$75.0	$200.0	$250.0	$475.0	$200.0	$3,148.0	$4,348.0
Credit Agreement	—	—	—	—	—	—	—
Premium Financing Debt Facility	203.6	—	—	—	—	—	203.6
Interest on debt	189.5	183.6	174.7	158.0	143.4	601.9	1,451.1
Total debt obligations	468.1	383.6	424.7	633.0	343.4	3,749.9	6,002.7
Operating lease obligations	108.5	93.9	75.1	54.8	41.6	77.8	451.7
Less sublease arrangements	(0.3)	(0.3)	(0.2)	(0.2)	(0.2)	(0.5)	(1.7)
Outstanding purchase obligations	75.3	49.4	30.8	21.9	16.7	22.7	216.8
Total contractual obligations	$651.6	$526.6	$530.4	$709.5	$401.5	$3,849.9	$6,669.5

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.  As of December 31, 2020, we had a $48.2 million accrued liability related to the Ashton Tiffany acquisition that is not in the foregoing table that may be settled using shares of our common stock in early February 2021.

On December 23, 2020, we signed a definitive agreement to acquire 100% of the equity of The Bollington Wilson Group (which we refer to as Bollington) headquartered in Sale, Greater Manchester, U.K., for approximately $330.0 million of cash consideration.  The transaction is subject to regulatory approval, which was received on January 26, 2021, and is expected to close in February 2021.

Note Purchase Agreements, Credit Agreement and Premium Financing Debt Facility - See Note 8 to these consolidated financial statements for a summary the amounts outstanding under the note purchase agreements, the Credit Agreement and Premium Debt Facility.

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located in a building we own at 2850 Golf Road, Rolling Meadows, Illinois, where we have approximately 360,000 square feet of space and will accommodate approximately 2,000 employees at peak pre-pandemic capacity. During first quarter 2017, we relocated our corporate office headquarters to the Rolling Meadows location.  Relating to the development of our corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as EDGE) tax credit.  Incentives from these two programs could total between $60.0 million and $90.0 million over a fifteen-year period.  We have earned approximately $25.5 million of EDGE credits from inception through December 31, 2020.

We generally operate in leased premises at our other locations.  Certain of these leases have options permitting renewals for additional periods.  In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $154.0 million in 2020, $148.1 million in 2019 and $140.0 million in 2018.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time.  The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2020. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2020 were as follows (in millions):

	Amount of Commitment Expiration by Period
Off-Balance Sheet Commitments	2021	2022	2023	2024	2025	Thereafter	Total Amounts Committed
Letters of credit	$—	$—	$—	$—	$—	$18.4	$18.4
Financial guarantees	0.2	0.2	0.2	0.2	0.2	0.2	1.2
Total commitments	$0.2	$0.2	$0.2	$0.2	$0.2	$18.6	$19.6

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

Since January 1, 2002, we have acquired 583 companies, all of which were accounted for using the acquisition method for recording business combinations.  Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations.  For all of our acquisitions made in the period from 2016 to 2020 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition.  The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date.  The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,128.1 million, of which $592.2 million was recorded in our consolidated balance sheet as of December 31, 2020 based on the estimated fair value of the expected future payments to be made, of which approximately $493.7 million can be settled in cash or stock at our option and $98.5 million must be settled in cash.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation.  As a result, these investments are accounted for under the equity method.  None of these unconsolidated investments had any outstanding debt at December 31, 2020 and 2019 that was recourse to us.

At December 31, 2020, we had posted two letters of credit totaling $9.4 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $17.5 million.  We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations.  At December 31, 2020, we had posted seven letters of credit totaling $7.5 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $1.0 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease.  These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2020 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to Us	Maximum Exposure	Liability Recorded
Credit support under letters of credit (LOC) for deductibles due by us on our own insurance coverages - expires after 2025	None	None	$9.4	$17.5
Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on our behalf
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires after 2025	None	Reimbursement of LOC fees	7.5	-
Trigger - Dissolution or catastrophic financial results of the operation
Collateral related to claims funds held in a fiduciary capacity by a recent acquisition - expires 2021	None	None	1.0	-
Trigger - Claim payments are not made
Credit support under letters of credit in lieu of a security deposit for an acquisition's lease - expires after 2025	None	None	0.5	-
Trigger - Lease payments do not get made
Financial guarantees of loans to 5 Canadian-based employees - expires when loan balances are reduced to zero through May 2029 - Principal and interest payments are paid quarterly	(1)	None	1.2	-
Trigger - Default on loan payments
			$19.6	$17.5

(1)	The guarantees are collateralized by shares in minority holdings of our Canadian operating companies.

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

On July 17, 2019, Midwest Energy Emissions Corp. and MES Inc. (which we refer to together as Midwest Energy) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against us, Chem‑Mod LLC and numerous other related and unrelated parties.  The complaint alleges that the named defendants infringe patents held exclusively by Midwest Energy and seeks unspecified damages and injunctive relief.  On July 15, 2020, the district court dismissed Midwest Energy’s complaint without prejudice.  On the same day, Midwest Energy filed an amended complaint.  We filed a motion to dismiss the amended complaint, and Midwest Energy subsequently filed a second amended complaint, which we again have moved to dismiss.  We continue to defend this matter vigorously.  Litigation is inherently uncertain and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us.  We believe the probability of a material loss is remote.

As previously disclosed, our IRC 831(b) (or “micro-captive”) advisory services businesses has been under investigation by the IRS since 2013.  Among other matters, the IRS is investigating whether we have been acting as a tax shelter promotor in connection with these operations.  Additionally, the IRS has initiated audits for the 2012 tax year, and subsequent tax years, of over 100 of the micro-captive underwriting enterprises organized and/or managed by us.

In May 2020 we learned that the DOJ is conducting a criminal investigation related to IRC 831(b) micro-captive underwriting enterprises.  We have been advised that we are not currently a target of the investigation.  In June 2020 our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) received a grand jury subpoena requesting documents relating to its micro-captive advisory business. We have produced documents in response to the subpoena.  We are fully cooperating with both the IRS investigation and the DOJ investigation.  We are not able to reasonably estimate the amount of any potential loss in connection with these investigations.

On December 7, 2018, a class action lawsuit was filed against us, Artex and other defendants in the United States District Court for the District of Arizona.  The named plaintiffs are micro-captives and related entities and owners who had IRS Section 831(b) tax benefits disallowed by the IRS.  The complaint alleges that the defendants defrauded the plaintiffs by marketing and managing micro‑captives with the knowledge that the captives did not constitute bona fide insurance and thus would not qualify for tax benefits. The complaint does not specify the amount of damages sought by the named plaintiffs.  On August 5, 2019, the trial court granted the defendants’ motion to compel arbitration and dismissed the class action lawsuit.  Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit.  On September 9, 2020, the Ninth Circuit Court affirmed the ruling of the trial court dismissing the class action lawsuit.  We will continue to defend against the lawsuit vigorously. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us, nor are we able to reasonably estimate the amount of any potential loss in connection with this lawsuit.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business.  Currently we retain the first $10.0 million of every E&O claim up to $10.0 million.  In addition, we retain, in aggregate: up to another $4.5 million between $10.0 million and $100.0 million, plus up to another $20.0 million between $100.0 million and $240.0 million, and up to another $27.0 million between $240.0 million and 350.0 million.  We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured.  We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future.  Our E&O reserve in the December 31, 2020 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.6 million and below the upper end of the actuarial range by $6.4 million.  In addition to this E&O reserve, in 2020, we established provisions for potential unusual pandemic related claim defense and other costs.  We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity.  Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29.  We recorded tax benefits in connection with our ownership in these investments.  At December 31, 2020, we had exposure on $108.0 million of previously earned tax credits.  Under the TCJA, a portion of these previously earned tax credits were refunded in 2019 for tax year 2018, according to a specific formula.  Under the Coronavirus Act, Relief, and Economic Security Act (the CARES Act), which was passed on March 27, 2020, we accelerated the refund of all remaining credits on April 17, 2020, and the remaining credits were refunded to us in the second quarter of 2020.  In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS.  However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our December 31, 2020 consolidated balance sheet related to this exposure.

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

Reconciliations of direct to net premiums, on a written and earned basis, for 2020, 2019 and 2018 related to the wholly-owned underwriting enterprise subsidiary discussed above are as follows (in millions):

	2020		2019		2018
	Written	Earned	Written	Earned	Written	Earned
Direct	$37.7	$40.7	$44.6	$59.1	$57.6	$53.2
Assumed	0.1	0.9	1.0	1.9	4.7	4.6
Ceded	(37.8)	(41.6)	(45.6)	(61.0)	(62.3)	(57.8)
Net	$-	$-	$-	$-	$-	$-

At December 31, 2020 and 2019, our underwriting enterprise subsidiary had reinsurance recoverables of $48.5 million and $45.7 million, respectively, related to liabilities established for ceded unearned premium reserves and loss and loss adjustment expense reserves.  These reinsurance recoverables relate to direct and assumed business that has been fully ceded to our reinsurers or captives and have been included in premiums and fees receivables in the accompanying consolidated balance sheet.

19.  Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions.  Earnings before income taxes in the table below include the impact of intercompany interest expense between domestic and foreign legal entities.  Domestic intercompany interest income and offsetting foreign intercompany interest expense were $24.0 million in 2020, $40.1 million in 2019 and $65.8 million in 2018.  Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Earnings before income taxes:
United States	$524.4	$388.4	$337.6

Foreign, principally Australia, Canada, New Zealand and the U.K.	346.5	237.7	141.8
Total earnings before income taxes	$870.9	$626.1	$479.4
Provision (benefit) for income taxes:
Federal:
Current	$43.6	$3.8	$—
Deferred	(112.4)	(142.5)	(214.0)
	(68.8)	(138.7)	(214.0)
State and local:
Current	36.6	11.1	15.4
Deferred	(19.3)	(6.0)	(29.0)
	17.3	5.1	(13.6)
Foreign:
Current	94.6	66.6	60.7
Deferred	(30.3)	(22.7)	(29.6)
	64.3	43.9	31.1
Total provision (benefit) for income taxes	$12.8	$(89.7)	$(196.5)

A reconciliation of the provision for income taxes with the U.S. federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2020		2019		2018
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$182.9	21.0	$131.5	21.0	$100.7	21.0
State income taxes - net of Federal benefit	22.2	2.6	4.4	0.7	8.5	1.8
Differences related to non U.S. operations	(2.5)	(0.3)	(10.1)	(1.6)	(14.8)	(3.1)
Alternative energy and other tax credits	(154.3)	(17.7)	(196.1)	(31.3)	(252.9)	(52.8)
Other permanent differences	(15.7)	(1.8)	(7.6)	(1.2)	0.9	0.2
U.S. repatriation tax	-	-	-	-	(1.8)	(0.4)
Stock-based compensation	(31.4)	(3.6)	(16.2)	(2.6)	(15.0)	(3.1)
Changes in unrecognized tax benefits	-	-	0.8	0.1	(0.2)	-
Change in valuation allowance	6.5	0.7	7.5	1.2	(22.0)	(4.6)
Change in tax rates	5.5	0.6	(3.7)	(0.6)	-	-
Other	(0.4)	-	(0.2)	-	0.1	-
Provision (benefit) for income taxes	$12.8	$1.5	$(89.7)	$(14.3)	$(196.5)	$(41.0)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2020	2019
Gross unrecognized tax benefits at January 1	$11.5	$10.7
Increases in tax positions for current year	2.9	2.1
Settlements	(1.1)	(0.4)
Lapse in statute of limitations	(1.2)	(1.1)
Increases in tax positions for prior years	0.2	0.6
Decreases in tax positions for prior years	(1.1)	(0.4)
Gross unrecognized tax benefits at December 31	$11.2	$11.5

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $9.5 million and $9.4 million at December 31, 2020 and 2019, respectively.  We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes.  At December 31, 2020 and 2019, we had accrued interest and penalties related to unrecognized tax benefits of $3.0 million and $3.1 million, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions.  We are routinely examined by tax authorities in these jurisdictions.  At December 31, 2020, our corporate returns had been examined by the IRS through calendar year 2010.  The IRS is currently conducting various examinations of calendar years 2011 and 2012.  In addition, a number of foreign, state, local and partnership examinations for later years are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months.  However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$998.0	$962.1
Accrued and unfunded compensation and employee benefits	239.9	156.0
Amortizable intangible assets	61.3	54.3
Compensation expense related to stock options	14.4	11.3
Accrued liabilities	65.7	63.9
Accrued pension liability	9.3	9.9
Investments	1.3	0.9
Net operating loss carryforwards	36.1	37.2
Capital loss carryforwards	9.0	12.6
Lease liabilities	96.3	65.3
Hedging instruments	34.6	11.7
Other	2.8	4.3
Total deferred tax assets	1,568.7	1,389.5
Valuation allowance for deferred tax assets	(94.9)	(80.5)
Deferred tax assets	1,473.8	1,309.0
Deferred tax liabilities:
Nondeductible amortizable intangible assets	316.9	322.4
Investment-related partnerships	8.5	9.1
Depreciable fixed assets	32.4	22.4
Right-of-use assets	92.2	62.6
Revenue recognition	33.1	63.7
Other prepaid items	12.0	10.6
Total deferred tax liabilities	495.1	490.8
Net deferred tax assets	$978.7	$818.2

At December 31, 2020 and 2019, $106.9 million and $127.5 million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet.  AMT credits have been utilized or refunded in 2020, due to the CARES Act legislation, general business and other tax credits of $983.0  million begin to expire, if not utilized, in 2034 and state credits, net of federal benefit, of $15.0 million expire, if not used, by 2025.  Net operating loss carryforwards of $36.1 million, related to federal, state and foreign begin to expire, if not utilized in 2023.  We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future.  Accordingly, we expect to make full use of the net deferred tax assets.  Valuation allowances have been established for certain foreign intangible assets and various net operating loss carryforwards that may not be utilized in the future.

At December 31, 2020, foreign earnings in all jurisdictions are considered indefinitely reinvested offshore.  We have not provided for state or withholding income taxes on the undistributed earnings of $658.9 million and $574.0 million at December 31, 2020 and 2019, respectively, of foreign subsidiaries which are considered permanently invested outside of the U.S.  The amount of unrecognized deferred tax liability on these undistributed earnings was not material at December 31, 2020 and 2019.

Current U.S. tax law requires U.S. shareholders to include in income certain “global intangible low-taxed income” (which we refer to as GILTI) beginning in 2018.  Our policy is to include the GILTI income in the future period when the tax arises and we recorded income tax expense on such income in 2020, 2019 and 2018.  Current U.S. tax law includes the U.S. Base Erosion and Anti-Abuse Tax (which we refer to as BEAT) beginning in 2018.   Based on our analysis, we determined that our base erosion payments do not exceed the threshold for applicability for the years in 2020, 2019 and 2018, and we do not currently anticipate any significant long-term impact from the BEAT in our provision for income taxes in future periods.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic.  The CARES Act contains several significant business tax provisions that could affect a company’s accounting for income taxes.  See discussion of the various impacts of the CARES Act below.

Deferred Income Taxes - In the 2018 consolidated financial statements, we finalized the revaluation of our net deferred tax asset as a result of the TCJA by recognizing an additional $2.9 million net benefit to the provision for income taxes.  The CARES Act amends Section 53(e) of the TCJA so that all prior year minimum tax credits are available for refund for the first taxable year of a corporation beginning in 2018.  We have adjusted the deferred tax asset classification of the remaining AMT credits as a result of the AMT credit acceleration.  All remaining AMT credits were utilized as part of our 2019 federal income tax return and refunded in 2020.  The CARES Act also delayed certain payroll taxes until the years 2021 and 2022.  At December 31, 2020, $12.9 million of deferred tax assets have been included due to deferral of payroll taxes, which will be reversed in 2021 and 2022.

20.  Supplemental Disclosures of Cash Flow Information

	Year ended December 31,
Supplemental disclosures of cash flow information (in millions):	2020	2019	2018
Interest paid	$188.9	$169.2	$139.2
Income taxes paid, net	113.0	22.2	68.1

Income taxes paid in the table above were net of AMT credit and other U.S. federal refunds of ($28.5) million in 2020, ($63.6) million in 2019 and ($2.4) million in 2018.

The following is a reconciliation of our end of period cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2020, 2019 and 2018 (in millions):

	December 31,
	2020	2019	2018
Cash and cash equivalents	$664.6	$604.8	$607.2
Restricted cash	2,909.7	2,019.1	1,629.6
Total cash, cash equivalents and restricted cash	$3,574.3	$2,623.9	$2,236.8

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Beginning in 2021, the amount matched by the company will be discretionary and annually determined by management.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document.  Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock.  We expensed (net of plan forfeitures) $63.6 million, $59.4 million and $53.9 million related to the plan in 2020, 2019 and 2018, respectively.  Our board of directors has authorized use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we plan to do in February 2021.

21.  Accumulated Other Comprehensive Earnings

The after-tax components of our accumulated comprehensive earnings (loss) attributable to controlling interests consist of the following (in millions):

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Earnings (Loss)
Balance as of January 1, 2018	$(43.0)	$(521.3)	$8.9	$(555.4)
Reclassification to retained earnings of income tax
effects related to the TCJA	(7.9)	—	1.3	(6.6)
Net change in period	(10.3)	(197.7)	(15.6)	(223.6)
Balance as of December 31, 2018	(61.2)	(719.0)	(5.4)	(785.6)
Cumulative effect of adoption of new
accounting standards	—	—	(0.2)	(0.2)
Net change in period	4.7	44.2	(22.7)	26.2
Balance as of December 31, 2019	(56.5)	(674.8)	(28.3)	(759.6)
Net change in period	0.4	183.7	(68.1)	116.0
Balance as of December 31, 2020	$(56.1)	$(491.1)	$(96.4)	$(643.6)

The foreign currency translation in 2020, 2019 and 2018 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in the U.K., Australia, Canada, New Zealand, the Caribbean, India and other non-U.S. locations.

During 2020, 2019 and 2018, $6.1 million, $7.0 million and $4.9 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings.  During 2020, 2019 and 2018, $6.3 million of expense, $5.2 million of expense and $5.7 million of income, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings.  During 2020, 2019 and 2018, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

22.  Quarterly Operating Results (unaudited)

Quarterly operating results for 2020 and 2019 were as follows (in millions, except per share data):

	1st	2nd	3rd	4th
2020
Total revenues	$1,866.9	$1,584.0	$1,849.1	$1,703.6
Total expenses	1,510.9	1,412.3	1,639.6	1,569.9
Earnings before income taxes	$356.0	$171.7	$209.5	$133.7
Net earnings attributable to controlling interests	$346.3	$153.7	$176.6	$142.2
Basic net earnings per share	$1.83	$0.81	$0.92	$0.74
Diluted net earnings per share	$1.79	$0.79	$0.90	$0.72

2019
Total revenues	$1,990.6	$1,657.8	$1,825.2	$1,721.4
Total expenses	1,668.8	1,552.3	1,710.4	1,637.4
Earnings before income taxes	$321.8	$105.5	$114.8	$84.0
Net earnings attributable to controlling interests	$334.1	$110.1	$126.1	$98.5
Basic net earnings per share	$1.81	$0.59	$0.68	$0.53
Diluted net earnings per share	$1.77	$0.58	$0.66	$0.51

23.  Segment Information

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

Financial information relating to our segments for 2020, 2019 and 2018 is as follows (in millions):

Year Ended December 31, 2020	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$3,591.9	$—	$—	$3,591.9
Fees	1,136.9	821.0	—	1,957.9
Supplemental revenues	221.9	—	—	221.9
Contingent revenues	147.0	—	—	147.0
Investment income	75.2	0.7	—	75.9
Net losses on divestitures	(5.8)	—	—	(5.8)
Revenue from clean coal activities	—	—	863.5	863.5
Other net losses	—	—	(0.4)	(0.4)
Revenues before reimbursements	5,167.1	821.7	863.1	6,851.9
Reimbursements	—	151.7	—	151.7
Total revenues	5,167.1	973.4	863.1	7,003.6
Compensation	2,882.5	517.5	66.5	3,466.5
Operating	687.2	162.6	56.7	906.5
Reimbursements	—	151.7	—	151.7
Cost of revenues from clean coal activities	—	—	882.1	882.1
Interest	—	—	196.4	196.4
Depreciation	73.5	49.4	22.2	145.1
Amortization	411.3	6.0	—	417.3
Change in estimated acquisition earnout payables	(29.7)	(3.2)	—	(32.9)
Total expenses	4,024.8	884.0	1,223.9	6,132.7
Earnings (loss) before income taxes	1,142.3	89.4	(360.8)	870.9
Provision (benefit) for income taxes	276.3	22.5	(286.0)	12.8
Net earnings (loss)	866.0	66.9	(74.8)	858.1
Net earnings attributable to noncontrolling interests	4.9	—	34.4	39.3
Net earnings (loss) attributable to controlling interests	$861.1	$66.9	$(109.2)	$818.8
Net foreign exchange loss	$(2.6)	$(0.1)	$(0.2)	$(2.9)
Revenues:
United States	$3,369.4	$816.4	$863.1	$5,048.9
United Kingdom	993.7	40.7	—	1,034.4
Australia	216.1	98.4	—	314.5
Canada	243.8	5.3	—	249.1
New Zealand	141.8	12.6	—	154.4
Other foreign	202.3	—	—	202.3
Total revenues	$5,167.1	$973.4	$863.1	$7,003.6
At December 31, 2020
Identifiable assets:
United States	$8,897.9	$716.2	$2,172.2	$11,786.3
United Kingdom	6,135.1	139.2	—	6,274.3
Australia	1,373.3	89.6	—	1,462.9
Canada	1,053.6	4.8	—	1,058.4
New Zealand	766.0	24.1	—	790.1
Other foreign	959.4	—	—	959.4
Total identifiable assets	$19,185.3	$973.9	$2,172.2	$22,331.4
Goodwill - net	$6,053.6	$70.5	$2.9	$6,127.0
Amortizable intangible assets - net	2,376.3	23.6	—	2,399.9

Year Ended December 31, 2019	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$3,320.6	$—	$—	$3,320.6
Fees	1,074.2	836.9	—	1,911.1
Supplemental revenues	210.5	—	—	210.5
Contingent revenues	135.6	—	—	135.6
Investment income	85.3	1.6	—	86.9
Net gains on divestitures	75.3	—	—	75.3
Revenue from clean coal activities	—	—	1,319.3	1,319.3
Other net losses	—	—	(2.9)	(2.9)
Revenues before reimbursements	4,901.5	838.5	1,316.4	7,056.4
Reimbursements	—	138.6	—	138.6
Total revenues	4,901.5	977.1	1,316.4	7,195.0
Compensation	2,745.9	515.7	77.9	3,339.5
Operating	796.5	184.9	87.1	1,068.5
Reimbursements	—	138.6	—	138.6
Cost of revenues from clean coal activities	—	—	1,352.8	1,352.8
Interest	—	—	179.8	179.8
Depreciation	66.6	46.2	27.6	140.4
Amortization	329.1	4.9	—	334.0
Change in estimated acquisition earnout payables	16.9	(1.6)	—	15.3
Total expenses	3,955.0	888.7	1,725.2	6,568.9
Earnings (loss) before income taxes	946.5	88.4	(408.8)	626.1
Provision (benefit) for income taxes	229.2	22.2	(341.1)	(89.7)
Net earnings (loss)	717.3	66.2	(67.7)	715.8
Net earnings attributable to noncontrolling interests	17.2	—	29.8	47.0
Net earnings (loss) attributable to controlling interests	$700.1	$66.2	$(97.5)	$668.8
Net foreign exchange loss	$(1.0)	$(0.1)	$(5.6)	$(6.7)
Revenues:
United States	$3,234.3	$828.4	$1,316.4	$5,379.1
United Kingdom	921.8	41.6	—	963.4
Australia	211.3	87.3	—	298.6
Canada	221.4	4.6	—	226.0
New Zealand	145.6	15.2	—	160.8
Other foreign	167.1	—	—	167.1
Total revenues	$4,901.5	$977.1	$1,316.4	$7,195.0
At December 31, 2019
Identifiable assets:
United States	$8,132.3	$655.6	$1,994.8	$10,782.7
United Kingdom	4,964.5	126.6	—	5,091.1
Australia	1,217.9	90.0	—	1,307.9
Canada	913.6	3.1	—	916.7
New Zealand	695.9	22.8	—	718.7
Other foreign	817.7	—	—	817.7
Total identifiable assets	$16,741.9	$898.1	$1,994.8	$19,634.8
Goodwill - net	$5,548.9	$66.6	$3.0	$5,618.5
Amortizable intangible assets - net	2,289.9	28.8	—	2,318.7

Year Ended December 31, 2018	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,920.7	$—	$—	$2,920.7
Fees	958.5	797.8	—	1,756.3
Supplemental revenues	189.9	—	—	189.9
Contingent revenues	98.0	—	—	98.0
Investment income	69.6	0.5	—	70.1
Net gains on divestitures	10.2	—	—	10.2
Revenue from clean coal activities	—	—	1,746.3	1,746.3
Other net gains	—	—	0.9	0.9
Revenues before reimbursements	4,246.9	798.3	1,747.2	6,792.4
Reimbursements	—	141.6	—	141.6
Total revenues	4,246.9	939.9	1,747.2	6,934.0
Compensation	2,447.1	489.7	89.5	3,026.3
Operating	673.5	174.6	55.6	903.7
Reimbursements	—	141.6	—	141.6
Cost of revenues from clean coal activities	—	—	1,816.0	1,816.0
Interest	—	—	138.4	138.4
Depreciation	60.9	38.7	28.2	127.8
Amortization	286.9	4.3	—	291.2
Change in estimated acquisition earnout payables	14.3	(4.7)	—	9.6
Total expenses	3,482.7	844.2	2,127.7	6,454.6
Earnings (loss) before income taxes	764.2	95.7	(380.5)	479.4
Provision (benefit) for income taxes	191.0	25.3	(412.8)	(196.5)
Net earnings	573.2	70.4	32.3	675.9
Net earnings attributable to noncontrolling interests	10.7	-	31.7	42.4
Net earnings attributable to controlling interests	$562.5	$70.4	$0.6	$633.5
Net foreign exchange gain	$-	$-	$2.9	$2.9
Revenues:
United States	$2,840.9	$789.7	$1,747.2	$5,377.8
United Kingdom	738.5	35.4	—	773.9
Australia	195.9	94.7	—	290.6
Canada	181.1	4.3	—	185.4
New Zealand	141.7	15.8	—	157.5
Other foreign	148.8	—	—	148.8
Total revenues	$4,246.9	$939.9	$1,747.2	$6,934.0
At December 31, 2018
Identifiable assets:
United States	$6,865.4	$571.4	$1,800.8	$9,237.6
United Kingdom	3,758.5	103.8	—	3,862.3
Australia	1,096.1	47.2	—	1,143.3
Canada	783.1	4.4	—	787.5
New Zealand	688.5	21.3	—	709.8
Other foreign	593.5	—	—	593.5
Total identifiable assets	$13,785.1	$748.1	$1,800.8	$16,334.0
Goodwill - net	$4,573.6	$49.3	$2.7	$4,625.6
Amortizable intangible assets - net	1,753.7	19.3	—	1,773.0

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Arthur J. Gallagher & Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Gallagher at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Gallagher's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 5, 2021 expressed an unqualified opinion thereon.

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

Business acquisitions – Accounting for acquisitions

Description of the Matter

As described in Note 3 to the financial statements, Gallagher completed 27 acquisitions during 2020 for total net consideration of $876.1 million. All of the acquisitions have been accounted for using the acquisition method for recording business combinations. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, at the acquisitions date was allocated to goodwill.  Identifiable intangible assets consists primarily of acquired customer lists of $467.2 million.

Auditing the accounting for these acquisitions involved subjectivity in evaluating management’s estimates, specifically, the identification and measurement of intangible assets and earnout obligations. Gallagher, with the assistance of a third-party valuation firm, used the discounted cash flow method to measure the fair value of the intangible assets and earnout obligations. The significant assumptions used to estimate the fair value of the intangible assets and earnout obligations included discount rates, revenue growth rates and projected profit margins. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over Gallagher’s accounting for the acquisitions noted above. For example, we tested controls over the recognition and measurement of assets acquired, consideration paid and payable, and management’s review of significant assumptions used to determination of the fair value of intangible assets and earnout obligations.

To test the estimated fair value of the acquisitions noted above, our audit procedures included, among other things, an evaluation for a sample of the acquisitions of (1) the identification of intangible assets, against the terms of the purchase agreements, (2) the fair value measurement of earnout obligations, including the terms of the arrangements and the conditions that must be met for the arrangements to become payable, as noted in the agreements; and (3) the significant assumptions, including discount rates, revenue growth rates, and projected profit margins, used to value the identifiable intangible assets. We utilized the assistance of valuation specialists and compared the noted assumptions, to the historical results of the acquired companies, past performance of similar Gallagher acquisitions, and current market conditions.  Additionally, we tested the completeness and accuracy of the underlying data supporting the fair value estimates.

Brokerage revenue recognition

Description of the Matter

As described in Note 1 to the financial statements, Gallagher accounts for its brokerage revenue transactions by deferring a portion of the revenue to reflect delivery of services over the contract period.  Total deferred revenue as of December 31, 2020 was $354.7 million for the brokerage segment, which represents the remaining performance obligations under contracts Gallagher has with its customers.

Auditing the accounting for revenue recognition involved subjectivity and complexity in evaluating management's estimates, specifically, the impact of significant assumptions, including revenue deferral rates, on the timing of revenue recognition for Gallagher’s brokerage revenue.  These revenue deferral rates are used to estimate future service obligations and contain significant subjectivity and variability.

How We Addressed the Matter in Our Audit

We obtained an understanding of Gallagher’s key revenue recognition processes and tested the design and operating effectiveness of revenue recognition controls, including controls over management’s review of the significant revenue deferral assumptions.  We also tested controls over the completeness and accuracy of the inputs used to estimate the deferred revenue, including reconciliation controls.

Our audit procedures over brokerage revenue included, among other things, an evaluation of Gallagher’s identification of performance obligations against contractual terms, and the significant assumptions used by management in estimating deferred revenue, including time studies.  Our procedures also included testing the accuracy and completeness of the underlying data used by management in determining such assumptions by comparing a sample of transactions to source documentation and recalculating the application of deferral rates for a sample of product lines and divisions.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as Gallagher’s auditor since 1973
Chicago, Illinois
February 5, 2021

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

In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded 15 of the 27 entities acquired in 2020, which are included in our 2020 consolidated financial statements.  Collectively, these acquired entities constituted approximately 0.7% of total assets as of December 31, 2020, approximately 0.2% of total revenues, and approximately 0.0% of net earnings for the year then ended.

Based on our assessment under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.  In addition, the effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.
Rolling Meadows, Illinois
February 5, 2021

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr.	Douglas K. Howell
Chairman, President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Arthur J. Gallagher & Co.

Opinion on Internal Control over Financial Reporting

We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Gallagher maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

As indicated in the accompanying management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 15 of the 27 entities acquired in 2020, which are included in the 2020 consolidated financial statements of Gallagher and constituted approximately 0.7% of total assets as of December 31, 2020, approximately 0.2% of total revenues, and approximately 0.0% of net earnings for the year then ended.  Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2020 and 2019, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”) of Gallagher and our report dated February 5, 2021 expressed an unqualified opinion thereon.

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
February 5, 2021

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

Design and Evaluation of Internal Control Over Financial Reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above.  Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2020.  Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

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

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2021 Proxy Statement will include the information required by this item under the headings “Election of Directors,” “Other Board Matters,” “Board Committees” and, if necessary, “Delinquent Section 16(a) Reports,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2021 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2021 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2021 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Other Board Matters,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our 2021 Proxy Statement will include the information required by this item under the heading “Ratification of Appointment of Independent Auditor - Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:
(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2020.
(b)	Consolidated Balance Sheet as of December 31, 2020 and 2019.
(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2020.
(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2020.
(e)	Notes to Consolidated Financial Statements.
(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.
(g)	Management’s Report on Internal Control Over Financial Reporting.
(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:
(a)	Schedule II - Valuation and Qualifying Accounts.

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

3.2

Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended September 30, 2020, File No. 1-09761).

4.1	Description of Securities (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2019, File No. 1-09761.

4.2

Second Amended and Restated Multicurrency Credit Agreement, dated as of June 7, 2019, among Arthur J. Gallagher & Co., the other borrowers party thereto, the lenders party thereto, Bank of Montreal, as administrative agent, BMO Capital Markets, BofA Securities, Inc., Barclays Bank PLC, Citibank, N.A. and JPMorgan Chase Bank, N.A., as joint lead arrangers, joint book runners and co-syndication agents, and Capital One, National Association, HSBC Bank USA, National Association, PNC Bank, National Association and U.S. Bank National Association, as co-documentation agents (incorporated by reference to Exhibit 4.1 to our Form 8-K Current Report dated June 7, 2019).

4.3

Amendment No. 1, dated August 27, 2020, to the Second Amended and Restated Multicurrency Credit Agreement dated June 7, 2019, between Arthur J. Gallagher & Co., Bank of Montreal, as administrative agent, and other lenders signatory thereto (incorporated by reference to Exhibit 4.1 to our Form 10-Q Quarterly Report for the quarterly period ended September 30, 2020, File No. 1-09761.

*10.11

Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and corporate officers (incorporated by reference to the same exhibit number to our Form 10‑Q Quarterly Report for the quarterly period ended March 31, 2009, File No. 1-09761).

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

*10.15	The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective October 20, 2020.

*10.16

Arthur J. Gallagher & Co. Deferred Equity Participation Plan amended and restated as of March 12, 2020 (incorporated by reference to the same exhibit number to our Form 10-Q for the quarterly period ended March 31, 2020 File No. 1 09761).

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

*10.18

Arthur J. Gallagher & Co. Deferred Cash Participation Plan, amended and restated as of September 11, 2018 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2019, File No. 1-09761).

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

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of February, 2021.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 5th day of February, 2021 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title
/S/ J. PATRICK GALLAGHER, JR.	Chairman, President and Director (Principal Executive Officer)
J. Patrick Gallagher, Jr.

/S/ DOUGLAS K. HOWELL	Vice President and Chief Financial Officer (Principal Financial Officer)
Douglas K. Howell

/S/ RICHARD C. CARY	Controller (Principal Accounting Officer)
Richard C. Cary

*SHERRY S. BARRAT	Director
Sherry S. Barrat

*WILLIAM L. BAX	Director
William L. Bax

* D. JOHN COLDMAN	Director
D. John Coldman

* DAVID S. JOHNSON	Director
David S. Johnson

*KAY W. McCURDY	Director
Kay W. McCurdy

*CHRISTOPHER C. MISKEL	Director
Christopher C. Miskel

* RALPH J. NICOLETTI	Director
Ralph J. Nicoletti

*NORMAN L. ROSENTHAL	Director
Norman L. Rosenthal

*By:	/S/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2020
Allowance for doubtful accounts	$8.7	$6.6	$(5.2)	(1)	$10.1
Allowance for estimated policy cancellations	8.3	4.1	(2.5)	(2)	9.9
Valuation allowance for deferred tax assets	80.5	14.4	—		94.9
Accumulated amortization of expiration
lists, non-compete agreements and trade names	2,087.5	417.3	32.2	(3)	2,537.0
Year ended December 31, 2019
Allowance for doubtful accounts	$10.0	$4.2	$(5.5)	(1)	$8.7
Allowance for estimated policy cancellations	7.8	0.5	—	(2)	8.3
Valuation allowance for deferred tax assets	67.4	13.1	—		80.5
Accumulated amortization of expiration
lists, non-compete agreements and trade names	1,750.4	334.0	3.1	(3)	2,087.5
Year ended December 31, 2018
Allowance for doubtful accounts	$13.5	$5.8	$(9.3)	(1)	$10.0
Allowance for estimated policy cancellations	7.4	(1.2)	1.6	(2)	7.8
Valuation allowance for deferred tax assets	79.1	(11.7)	—		67.4
Accumulated amortization of expiration
lists, non-compete agreements and trade names	1,490.7	291.2	(31.5)	(3)	1,750.4

(1)	Net activity of bad debt write offs and recoveries and acquired businesses.
(2)	Additions to allowance related to acquired businesses.
(3)	Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.