Form 10-Q
period 2021-03-31
Arthur J. Gallagher & Co.
filed 2021-04-30
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of March 31, 2021 was approximately195,887,000.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward‑looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.”  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as: market and industry conditions, including competitive and pricing trends; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, investigations, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments, including our clean energy investments; human capital management, including diversity and inclusion initiatives; environmental, social and governance matters, including climate-resilience products and services and carbon emissions; and integrating recent acquisitions.  These forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and any other reports we file with the SEC in the future.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended
	March 31,
	2021	2020
Commissions	$1,125.4	$1,017.2
Fees	553.8	507.3
Supplemental revenues	66.8	59.0
Contingent revenues	63.3	45.1
Investment income	17.1	18.6
Net gains on divestitures	4.1	0.2
Revenues from clean coal activities	300.6	181.8
Other net revenues	1.5	—
Revenues before reimbursements	2,132.6	1,829.2
Reimbursements	32.4	37.7
Total revenues	2,165.0	1,866.9
Compensation	975.6	896.2
Operating	233.1	257.7
Reimbursements	32.4	37.7
Cost of revenues from clean coal activities	309.1	185.4
Interest	48.1	50.5
Depreciation	38.1	36.8
Amortization	105.2	135.6
Change in estimated acquisition earnout payables	15.0	(89.0)
Total expenses	1,756.6	1,510.9
Earnings before income taxes	408.4	356.0
Provision for income taxes	14.7	0.6
Net earnings	393.7	355.4
Net earnings attributable to noncontrolling interests	11.6	9.1
Net earnings attributable to controlling interests	$382.1	$346.3
Basic net earnings per share	$1.96	$1.83
Diluted net earnings per share	1.92	1.79
Dividends declared per common share	0.48	0.45

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended
	March 31,
	2021	2020
Net earnings	$393.7	$355.4
Change in pension liability, net of taxes	1.0	1.2
Foreign currency translation, net of taxes	58.0	(381.3)
Change in fair value of derivative investments, net of taxes	56.8	(91.4)
Comprehensive earnings (loss)	509.5	(116.1)
Comprehensive earnings attributable to noncontrolling interests	12.2	10.3
Comprehensive earnings (loss) attributable to controlling interests	$497.3	$(126.4)

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(Unaudited - in millions)

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$526.3	$664.6
Restricted cash	2,834.6	2,909.7
Premiums and fees receivable	8,309.3	6,436.0
Other current assets	997.3	1,113.9
Total current assets	12,667.5	11,124.2
Fixed assets - net	449.2	450.7
Deferred income taxes	1,087.9	1,085.8
Other noncurrent assets	850.0	769.9
Right-of-use assets	370.2	373.9
Goodwill	6,510.9	6,127.0
Amortizable intangible assets - net	2,478.8	2,399.9
Total assets	$24,414.5	$22,331.4
Premiums payable to underwriting enterprises	$9,205.0	$7,784.6
Accrued compensation and other current liabilities	1,633.1	1,596.2
Deferred revenue - current	526.6	475.6
Premium financing debt	151.3	203.6
Corporate related borrowings - current	—	75.0
Total current liabilities	11,516.0	10,135.0
Corporate related borrowings - noncurrent	4,366.3	4,266.0
Deferred revenue - noncurrent	64.1	65.7
Lease liabilities - noncurrent	315.0	320.9
Other noncurrent liabilities	1,373.6	1,311.1
Total liabilities	17,635.0	16,098.7
Stockholders' equity:
Common stock - issued and outstanding 195.9 shares in 2021 and 193.7 shares in 2020	195.9	193.7
Capital in excess of par value	4,404.1	4,264.4
Retained earnings	2,658.9	2,371.7
Accumulated other comprehensive loss	(527.8)	(643.6)
Stockholders' equity attributable to controlling interests	6,731.1	6,186.2
Stockholders' equity attributable to noncontrolling interests	48.4	46.5
Total stockholders' equity	6,779.5	6,232.7
Total liabilities and stockholders' equity	$24,414.5	$22,331.4

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net earnings	$393.7	$355.4
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gain) loss on investments and other	(6.1)	0.1
Depreciation and amortization	143.3	172.4
Change in estimated acquisition earnout payables	15.0	(89.0)
Amortization of deferred compensation and restricted stock	14.3	15.3
Stock-based and other noncash compensation expense	3.7	3.3
Payments on acquisition earnouts in excess of original estimates	(5.7)	(1.1)
Effect of changes in foreign exchange rates	4.8	(12.4)
Net change in premiums and fees receivable	(1,691.3)	(2,055.8)
Net change in deferred revenue	37.9	4.5
Net change in premiums payable to underwriting enterprises	1,208.2	1,863.1
Net change in other current assets	113.8	206.4
Net change in accrued compensation and other current liabilities	155.9	(307.0)
Net change in income taxes payable	(7.4)	2.6
Net change in deferred income taxes	(22.4)	(37.5)
Net change in other noncurrent assets and liabilities	(71.4)	(11.7)
Net cash provided by operating activities	286.3	108.6
Cash flows from investing activities:
Capital expenditures	(27.2)	(29.5)
Cash paid for acquisitions, net of cash and restricted cash acquired	(395.6)	(76.2)
Net proceeds from sales of operations/books of business	5.3	1.1
Net funding of investment transactions	(0.4)	(0.4)
Net cash used by investing activities	(417.9)	(105.0)
Cash flows from financing activities:
Payments on acquisition earnouts	(17.9)	(21.0)
Proceeds from issuance of common stock	37.2	23.9
Payments to noncontrolling interests	(10.4)	(74.8)
Dividends paid	(97.4)	(87.4)
Net borrowings on premium financing debt facility	(54.6)	(26.5)
Borrowings on line of credit facility	430.0	1,730.0
Repayments on line of credit facility	(430.0)	(1,970.0)
Net borrowings of corporate related long-term debt	25.0	575.0
Debt acquisition costs	—	(1.3)
Net cash (used) provided by financing activities	(118.1)	147.9
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	36.3	(142.2)
Net (decrease) increase in cash, cash equivalents and restricted cash	(213.4)	9.3
Cash, cash equivalents and restricted cash at beginning of period	3,574.3	2,623.9
Cash, cash equivalents and restricted cash at end of period	$3,360.9	$2,633.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2020	193.7	$193.7	$4,264.4	$2,371.7	$(643.6)	$46.5	$6,232.7
Net earnings	—	—	—	382.1	—	11.6	393.7
Dividends paid to noncontrolling interests	—	—	—	—	—	(10.3)	(10.3)
Net change in pension asset/ liability, net of taxes of $0.2 million	—	—	—	—	1.0	—	1.0
Foreign currency translation	—	—	—	—	58.0	0.6	58.6
Change in fair value of derivative instruments, net of taxes of $19.0 million	—	—	—	—	56.8	—	56.8
Compensation expense related to stock option plan grants	—	—	3.7	—	—	—	3.7
Common stock issued in:
Five purchase transactions	0.6	0.6	66.9	—	—	—	67.5
Stock option plans	0.6	0.6	29.6	—	—	—	30.2
Employee stock purchase plan	0.1	0.1	6.9	—	—	—	7.0
Shares issued to benefit plans	0.6	0.6	70.8				71.4
Deferred compensation and restricted stock	0.3	0.3	(38.2)	—	—	—	(37.9)
Cash dividends declared on common stock	—	—	—	(94.9)	—	—	(94.9)
Balance at March 31, 2021	195.9	$195.9	$4,404.1	$2,658.9	$(527.8)	$48.4	$6,779.5

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

Notes to March 31, 2021 Consolidated Financial Statements (Unaudited)

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

Our brokerage segment operations provide brokerage and consulting services to companies and entities of all types, including commercial, not-for-profit, public entities, and, to a lesser extent, individuals, in the areas of insurance placement, risk of loss management, and management of employer sponsored benefit programs.  Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not-for-profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third‑party claims management organization rather than the claim services provided by underwriting enterprises.  The corporate segment reports the financial information related to our debt and other corporate costs, clean energy investments, external acquisition‑related expenses and the impact of foreign currency translation.  Clean energy investments consist of our investments in limited liability companies that own 35 commercial clean coal production facilities that can produce refined coal using Chem-Mod LLC’s proprietary technologies.  We believe these operations produce refined coal that qualifies for tax credits under IRC Section 45.

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

We are headquartered in Rolling Meadows, Illinois, have operations in 56 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent insurance brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations.  The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2020, and include all normal recurring adjustments necessary for a fair presentation of the information set forth.  The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.  In the preparation of our unaudited consolidated financial statements as of March 31, 2021, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition and/or disclosure therein.

Use of Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements.  We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, right-of-use assets, investments (including our IRC Section 45 investments), income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies.  We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances.  Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in the notes herein.

2.  Effect of New Accounting Pronouncements

Simplifying the Accounting for Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.  The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein.  We adopted this new guidance effective January 1, 2021.  The adoption did not have any impact on our consolidated financial statements.

3.  Business Combinations

During the three-month period ended March 31, 2021, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash.  These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

							Total	Maximum
	Common	Common				Recorded	Recorded	Potential
Name and Effective	Shares	Share		Accrued	Escrow	Earnout	Purchase	Earnout
Date of Acquisition	Issued	Value	Cash Paid	Liability	Deposited	Payable	Price	Payable
	(000s)
Atlas General Holdings, LLC
January 1, 2021 (AGH)	—	$—	$95.2	$—	$5.4	$8.7	$109.3	$35.0
Bollington Wilson Group
February 5, 2021 (BWG)	—	—	328.0	—	1.4	—	329.4	—
Four other acquisitions completed in 2021	60	6.3	19.7	24.8	1.6	10.8	63.2	16.6
	60	$6.3	$442.9	$24.8	$8.4	$19.5	$501.9	$51.6

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 15.0% for our 2021 acquisitions.  We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rate was 9.0% for all of our 2021 acquisitions.  Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended March 31, 2021 and 2020, we recognized $9.0 million and $10.7 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.  In addition, during the three-month periods ended March 31, 2021 and 2020, we recognized $6.0 million of expense and $99.6 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 25 and 75 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $1,146.1 million as of March 31, 2021, of which $623.0 million was recorded in the consolidated balance sheet as of March 31, 2021, based on the estimated fair value of the expected future payments to be made, of which approximately $518.2 million can be settled in cash or stock at our option and $104.8 million must be settled in cash.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the three‑month period ended March 31, 2021 (in millions):

			Four Other
	AGH	BWG	Acquisitions	Total
Cash and restricted cash	$32.8	$24.9	$3.4	$61.1
Other current assets	112.0	15.2	3.9	131.1
Fixed assets	0.7	3.8	—	4.5
Noncurrent assets	1.2	5.3	0.4	6.9
Goodwill	34.8	223.0	30.7	288.5
Expiration lists	56.4	109.1	30.9	196.4
Non-compete agreements	1.4	16.1	0.7	18.2
Trade names	—	3.2	—	3.2
Total assets acquired	239.3	400.6	70.0	709.9
Current liabilities	129.8	39.6	5.6	175.0
Noncurrent liabilities	0.2	31.6	1.2	33.0
Total liabilities assumed	130.0	71.2	6.8	208.0
Total net assets acquired	$109.3	$329.4	$63.2	$501.9

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage markets and in third party claims administration services and increase the volume of general services currently provided.  The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $288.5 million, $196.4 million, $18.2 million and $3.2 million, respectively, within the brokerage and risk management segments.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments.  The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values.  The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions.  Revenue growth and attrition rates generally ranged from 3.0% to 4.8% and 4.3% to 16.1%, respectively, for our 2020 acquisitions for which valuations were performed in 2021.  We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits.  The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business.  These discount rates generally ranged from 10.0% to 11.5% for our 2020 acquisitions for which valuations were performed in 2021.  The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization.  We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty.  We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.  Based on the results of impairment reviews during the three-month periods ended March 31, 2021 and 2020, we wrote off $5.1 million and $45.8 million, respectively, of amortizable assets related to the brokerage and risk management segments.

Of the $196.4 million of expiration lists, $18.2 million of non-compete agreements and $3.2 million of trade names related to our acquisitions made during the three-month period ended March 31, 2021, $116.0 million, $16.2 million and $3.2 million, respectively, is not expected to be deductible for income tax purposes.  Accordingly, we recorded a deferred tax liability of $25.3 million, and a corresponding amount of goodwill, in the three-month period ended March 31, 2021, related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the three-month period ended March 31, 2021 include the operations of the entities acquired in the three-month period ended March 31, 2021 from their respective acquisition dates.  The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2020 (in millions, except per share data):

	Three-month period ended
	March 31,
	2021	2020
Total revenues	$2,171.5	$1,889.5
Net earnings attributable to controlling interests	382.0	345.0
Basic net earnings per share	1.96	1.83
Diluted net earnings per share	1.92	1.78

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2020, nor are they necessarily indicative of future operating results.  Annualized revenues of entities acquired during the three-month period ended March 31, 2021 totaled approximately $103.7 million.  For the three-month period ended March 31, 2021, total revenues and net earnings recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the three-month period ended March 31, 2021 in the aggregate, were $19.2 million and $1.0 million, respectively.

4.  Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	March 31, 2021	December 31, 2020
Unbilled receivables	$911.1	$603.1
Deferred contract costs	65.4	102.0
Deferred revenue	590.7	541.3

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

		Risk
	Brokerage	Management	Total
Deferred revenue at December 31, 2020	$354.7	$186.6	$541.3
Incremental deferred revenue	188.3	26.4	214.7
Revenue recognized during the three-month period ended March 31, 2021 included in deferred revenue at December 31, 2020	(167.6)	(25.3)	(192.9)
Net change in collected billings/deposits received from customers	5.6	10.5	16.1
Impact of change in foreign exchange rates	4.1	0.3	4.4
Deferred revenue recognized from business acquisitions	7.1	—	7.1
Deferred revenue at March 31, 2021	$392.2	$198.5	$590.7

Revenue recognized during the three-month period ended March 31, 2021 in the table above included revenue from 2020 acquisitions that would not be reflected in prior periods.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed.  As of March 31, 2021, the aggregate amount of the contract price allocated to remaining performance obligations was $590.7 million.  The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2021 (remaining nine months)	$329.5	$123.8	$453.3
2022	43.4	37.2	80.6
2023	17.8	16.7	34.5
2024	0.7	7.6	8.3
2025	0.4	4.5	4.9
Thereafter	0.4	8.7	9.1
Total	$392.2	$198.5	$590.7

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet.  Deferred contract costs were $65.4 million and $102.0 million as of March 31, 2021 and December 31, 2020, respectively.  Capitalized fulfillment costs are amortized to expense on the contract effective date.  The amount of amortization of the deferred contract costs was $126.2 million and $120.8 million for the three-month periods ended March 31, 2021 and 2020, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment.  These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5.  Other Financial Data

Other Current Assets

Major classes of other current assets consist of the following (in millions):

	March 31, 2021	December 31, 2020
Premium finance advances and loans	$375.0	$442.7
Accrued supplemental, direct bill and other receivables	333.0	361.7
Refined coal production related receivables	105.1	95.4
Deferred contract costs	65.4	102.0
Prepaid expenses	118.8	112.1
Total other current assets	$997.3	$1,113.9

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

6.  Intangible Assets

The carrying amount of goodwill at March 31, 2021 and December 31, 2020 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At March 31, 2021
United States	$3,483.4	$52.2	$—	$3,535.6
United Kingdom	1,585.5	15.5	—	1,601.0
Canada	515.3	—	—	515.3
Australia	467.3	11.6	—	478.9
New Zealand	220.2	10.6	—	230.8
Other foreign	146.4	—	2.9	149.3
Total goodwill	$6,418.1	$89.9	$2.9	$6,510.9
At December 31, 2020
United States	$3,399.8	$33.2	$—	$3,433.0
United Kingdom	1,328.3	15.1	—	1,343.4
Canada	492.9	—	—	492.9
Australia	462.1	11.5	—	473.6
New Zealand	221.9	10.7	—	232.6
Other foreign	148.6	—	2.9	151.5
Total goodwill	$6,053.6	$70.5	$2.9	$6,127.0

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2021 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2020	$6,053.6	$70.5	$2.9	$6,127.0
Goodwill acquired during the period	269.5	19.0	—	288.5
Goodwill adjustments due to appraisals and other acquisition adjustments	52.1	—	—	52.1
Goodwill written-off related to sales of business and impairment	(1.0)	—	—	(1.0)
Foreign currency translation adjustments during the period	43.9	0.4	—	44.3
Balance as of March 31, 2021	$6,418.1	$89.9	$2.9	$6,510.9

Major classes of amortizable intangible assets at March 31, 2021 and December 31, 2020 consist of the following (in millions):

	March 31,	December 31,
	2021	2020
Expiration lists	$4,937.9	$4,753.2
Accumulated amortization - expiration lists	(2,546.9)	(2,436.7)
	2,391.0	2,316.5
Non-compete agreements	88.1	75.9
Accumulated amortization - non-compete agreements	(60.0)	(57.8)
	28.1	18.1
Trade names	104.4	107.8
Accumulated amortization - trade names	(44.7)	(42.5)
	59.7	65.3
Net amortizable assets	$2,478.8	$2,399.9

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows (in millions):

2021 (remaining nine months)	$294.5
2022	370.6
2023	343.9
2024	302.8
2025	262.3
Thereafter	904.7
Total	$2,478.8

7.  Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	March 31,	December 31,
	2021	2020
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	$-	$75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	30.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	341.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	69.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	79.0
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100.0	—
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	56.0
Total Note Purchase Agreements	4,373.0	4,348.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires June 7, 2024	—	—
Premium Financing Debt Facility - expires September 15, 2022:
Facility B
AUD denominated tranche, interbank rates plus 1.400%	133.8	193.1
NZD denominated tranche, interbank rates plus 1.750%	—	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.730%	7.7	—
NZD denominated tranche, interbank rates plus 0.940%	9.8	10.5
Total Premium Financing Debt Facility	151.3	203.6
Total corporate and other debt	4,524.3	4,551.6
Less unamortized debt acquisition costs on Note Purchase Agreements	(6.7)	(7.0)
Net corporate and other debt	$4,517.6	$4,544.6

8.  Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended
	March 31,
	2021	2020
Net earnings attributable to controlling interests	$382.1	$346.3
Weighted average number of common shares outstanding	194.6	188.7
Dilutive effect of stock options using the treasury stock method	4.5	4.5
Weighted average number of common and common equivalent shares outstanding	199.1	193.2
Basic net earnings per share	$1.96	$1.83
Diluted net earnings per share	$1.92	$1.79

Anti-dilutive stock-based awards of 0.4 million and 0.3 million shares were outstanding at March 31, 2021 and 2020, respectively, that were excluded in the computation of the dilutive effect of stock-based awards for the three-month periods then ended.  These stock‑based awards were excluded from the computation because the exercise prices on these stock-based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.8 million at March 31, 2021.

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

On March 16, 2021, the compensation committee granted 1,640,000 options under the LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2024, 2025 and 2026, respectively.  On March 12, 2020, the compensation committee granted 1,590,740 options under the LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2023, 2024 and 2025, respectively.  The 2021 and 2020 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment.  For our executive officers age 55 or older, stock options are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

During the three-month periods ended March 31, 2021 and 2020, we recognized $3.7 million and $3.4 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period.  We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2021	2020
Expected dividend yield	1.5%	2.1%
Expected risk-free interest rate	0.9%	0.7%
Volatility	22.9%	17.3%
Expected life (in years)	5.4	5.4

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2021 and 2020, as determined on the grant date using the Black-Scholes option pricing model, was $23.38 and $9.99, respectively.

The following is a summary of our stock option activity and related information for 2021 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2021
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	7.5	$65.09
Granted	1.6	127.90
Exercised	(0.7)	49.64
Forfeited or canceled	—	—
Ending balance	8.4	$78.48	4.42	$395.7
Exercisable at end of period	2.8	$50.60	2.24	$208.0
Ending unvested and expected to vest	5.1	$91.34	5.46	$176.5

Options with respect to 9.3 million shares (less any shares of restricted stock issued under the LTIP - see Note 11 to these unaudited consolidated financial statements) were available for grant under the LTIP at March 31, 2021.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2021 and 2020 was $48.4 million and $25.9 million, respectively.  As of March 31, 2021, we had approximately $62.8 million of total unrecognized compensation expense related to nonvested options.  We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2021 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$43.71	—	$43.71	1.2	1.96	$43.71	1.2	$43.71
46.17	—	46.17	0.6	0.95	46.17	0.6	46.17
49.55	—	56.86	1.2	2.96	56.83	0.7	56.85
70.74		70.74	1.1	3.96	70.74	0.3	70.74
79.59	—	79.59	1.2	4.96	79.59	—	79.59
86.17	—	86.17	1.5	5.95	86.17	—	86.17
127.90	—	127.90	1.6	6.96	127.90	—	—
$43.71	—	$127.90	8.4	4.42	$78.48	2.8	$50.60

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

In the first quarters of 2021 and 2020, the compensation committee approved $17.0 million and $14.1 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2021 and 2020, respectively.  We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2021 and 2020 awards.  During the three-month periods ended March 31, 2021 and 2020, we charged $2.7 million and $2.3 million, respectively, to compensation expense related to these awards.

In the first quarters of 2021 and 2020, the compensation committee approved $3.2 million and $1.8 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in the first quarters of 2021 and 2020, respectively.  During the three-month periods ended March 31, 2021 and 2020, we charged $0.7 million and $0.7 million, respectively, to compensation expense related to these awards. There were no distributions from the sub-plans during the three-month periods ended March 31, 2021 and 2020.

At March 31, 2021 and December 31, 2020, we recorded $85.4 million (related to 2.6 million shares) and $60.5 million (related to 2.6 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet.  The total intrinsic value of our unvested equity-based awards under the plan at March 31, 2021 and December 31, 2020 was $329.3 million and $327.8 million, respectively.  During the three-month period ended March 31, 2021, cash and equity awards with an aggregate fair value of $2.4  million were vested and distributed to executives under the DEPP.  During the three-month period ended March 31, 2020, cash and equity awards with an aggregate fair value of $2.3  million were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections.  In the first quarters of 2021 and 2020, the compensation committee approved $7.2 million and $3.0 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the second quarters of 2021 and 2020, respectively.  During the three-month periods ended March 31, 2021 and 2020, we charged $2.0 million and $1.7 million, respectively, to compensation expense related to these awards. There were no distributions from the DCPP during the three-month periods ended March 31, 2021 and 2020.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company.  The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million.  At March 31, 2021, 1.8 million shares were available for grant under the LTIP for such awards.

In the first quarters of 2021 and 2020, we granted 314,000 and 405,900 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $40.1 million and $34.9 million, respectively, at the date of grant.  These 2021 and 2020 awards of restricted stock units vest in full based on continued employment through March 16, 2026 and March 12, 2025, respectively. For our executive officers age 55 or older, restricted stock units are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants.  Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements.  During the three‑month periods ended March 31, 2021 and 2020, we recognized $5.9 million and $4.9 million, respectively, to compensation expense related to restricted stock unit awards granted in 2015 through 2021. The total intrinsic value of unvested restricted stock units at March 31, 2021 and 2020 was $212.8 million and $135.0 million, respectively. During the three-month period ended March 31, 2021, equity awards (including accrued dividends) with an aggregate value of $46.7 million, were vested and distributed to employees under this plan. During the three-month period ended March 31, 2020, equity awards (including accrued dividends) with an aggregate value of $29.8 million, were vested and distributed to employees under this plan.

Performance Share Awards

On March 16, 2021 and March 12, 2020, pursuant to the LTIP, the compensation committee approved 67,000 and 82,500, respectively, of provisional performance share awards, with an aggregate fair value of $8.6 million and $7.1 million, respectively, for future grants to our officers and key employees. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2021 Proxy Statement). Earned shares for the 2021 and 2020 provisional awards will fully vest based on continuous employment through March 16, 2024 and March 12, 2023, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable thereafter.  The 2021 and 2020 awards are subject to a three-year performance period that began on January 1, 2021 and 2020, respectively, and vest on the three-year anniversary of the date of grant (March 16, 2024 and March 12, 2023). For certain of our executive officers age 55 or older, awards are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.  During the three-month periods ended March 31, 2021 and 2020, we recognized $3.0 million and $6.1 million, respectively, to compensation expense related to performance share awards granted in 2017 through 2021.  The total intrinsic value of unvested performance share awards at March 31, 2021 and 2020 was $36.3 million and $23.9 million, respectively.  During the three-month periods ended March 31, 2021 and 2020, equity awards (including accrued dividends) with an aggregate fair value of $19.5 million and $12.5 million, were vested and distributed to employees under this plan.

Cash Awards

On March 16, 2021, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $18.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (147,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant.  At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program).  At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee.  Granted units for the 2021 provisional award will fully vest based on continuous employment through January 1, 2024.  The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2023, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date.  The fair value of the awarded units will be paid out in cash as soon as practicable in 2024.  If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.  We did not recognize any compensation expense during the three-month period ended March 31, 2021 related to the 2021 provisional award under the Program.

On March 12, 2020, pursuant to the Program, the compensation committee approved provisional cash awards of $18.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (213,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2020 provisional awards were similar to the terms of the 2021 provisional awards.  Based on our performance for 2020, we granted 208,000 units under the Program in the first quarter of 2021 that will fully vest on January 1, 2023.  During the three-month period ended March 31, 2021, we recognized $2.9 million to compensation expense related to these awards.

On March 14, 2019, pursuant to the Program, the compensation committee approved provisional cash awards of $16.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (206,800 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2019 provisional awards were similar to the terms of the 2020 provisional awards.  Based on our performance for 2019, we granted 200,000 units under the Program in the first quarter of 2020 that will fully vest on January 1, 2022.  During the three-month periods ended March 31, 2021 and 2020, we recognized $3.2 million and $2.2 million to compensation expense related to these awards, respectively.

On March 15, 2018, pursuant to the Program, the compensation committee approved provisional cash awards of $15.0 million in the aggregate for future grants to our officers and key employees denominated in units (219,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2018 provisional awards were similar to the terms of the 2019 provisional awards.  Based on our performance, we granted 190,000 units under the Program in the first quarter of 2019 that fully vested on January 1, 2021.  During the three-month period ended March 31, 2020, we recognized $2.6 million to compensation expense related to these awards.

During the three-month period ended March 31, 2021, cash awards related to the 2018 provisional award with an aggregate fair value of $17.7 million (176,300 units in the aggregate) were vested and distributed to employees under the Program.  During the three‑month period ended March 31, 2020, cash awards related to the 2017 provisional award with an aggregate fair value of $18.9 million (221,600 units in the aggregate) were vested and distributed to employees under the Program.

12.  Investments

The following is a summary of our investments included in other noncurrent assets in the consolidated balance sheet and the related funding commitments (in millions):

	March 31, 2021		December 31, 2020
		Funding
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
Clean-coal investments:
Non-controlling interest in a limited liability company that owns one 2011 Era Clean Coal Plant	0.1	—	0.1
Controlling interest in limited liability companies that own twenty 2011 Era Clean Coal Plants	9.8	—	12.4
Other investments	4.9	1.1	3.9
Total investments	$20.8	$1.1	$22.4

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

We have not received or pledged any collateral related to derivative arrangements at March 31, 2021.

The notional and fair values of derivatives designated as hedging instruments are as follows at March 31, 2021 and December 31, 2020 (in millions):

		Derivative Assets		Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At March 31, 2021
Interest rate contracts	$950.0	Other current assets	$1.8	Accrued compensation and other current liabilities	$25.8
		Other noncurrent assets	34.2	Other noncurrent liabilities	—
Foreign exchange contracts (1)	33.9	Other current assets	6.6	Accrued compensation and other current liabilities	0.4
		Other noncurrent assets	5.6	Other noncurrent liabilities	2.5
Total	$983.9		$48.2		$28.7
At December 31, 2020
Interest rate contracts	$550.0	Other current assets	$—	Accrued compensation and other current liabilities	$54.5
		Other noncurrent assets	—	Other noncurrent liabilities	10.9
Foreign exchange contracts (1)	48.6	Other current assets	5.9	Accrued compensation and other current liabilities	0.6
		Other noncurrent assets	7.8	Other noncurrent liabilities	3.3
Total	$598.6		$13.7		$69.3

(1)

Included within foreign exchange contracts at March 31, 2021 were $314.6 million of call options offset with $314.6 million of put options, and $15.3 million of buy forwards offset with $49.2 million of sell forwards.  Included within foreign exchange contracts at December 31, 2020 were $354.7 million of call options offset with $354.7 million of put options, and $9.0 million of buy forwards offset with $57.6 million of sell forwards.

The effect of cash flow hedge accounting on accumulated other comprehensive loss for the three-month periods ended March 31, 2021 and 2020 were as follows (in millions):

			Amount of
		Amount of	Gain (Loss)
		Loss	Recognized
	Amount of	Reclassified	in Earnings
	Gain (Loss)	from	Related to
	Recognized in	Accumulated	Amount
	Accumulated	Other	Excluded
	Other	Comprehensive	from
	Comprehensive	Loss into	Effectiveness	Statement of Earnings
Instrument	Loss (1)	Earnings	Testing	Classification
Three-month period ended March 31, 2021
Interest rate contracts	$75.8	$(0.3)	$—	Interest expense
Foreign exchange contracts	(1.7)	(0.9)	(0.1)	Commission revenue
		(0.3)	0.4	Compensation expense
		(0.2)	0.3	Operating expense
Total	$74.1	$(1.7)	$0.6
Three-month period ended March 31, 2020
Interest rate contracts	$(102.0)	$(0.3)	$—	Interest expense
Foreign exchange contracts	(19.3)	(0.4)	(0.2)	Commission revenue
		(0.3)	0.2	Compensation expense
		(0.2)	0.2	Operating expense
Total	$(121.3)	$(1.2)	$0.2

(1)

For the three-month periods ended March 31, 2021 and 2020, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of $1.2 million and $0.3 million, respectively.

We estimate that approximately $3.7 million of pretax loss currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

14.  Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments.  Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at March 31, 2021 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Note purchase agreements	$—	$200.0	$250.0	$475.0	$200.0	$3,248.0	$4,373.0
Credit Agreement	—	—	—	—	—	—	—
Premium Financing Debt Facility	151.3	—	—	—	—	—	151.3
Interest on debt	188.7	186.0	177.2	160.4	145.8	628.9	1,487.0
Total debt obligations	340.0	386.0	427.2	635.4	345.8	3,876.9	6,011.3
Operating lease obligations	83.8	98.4	78.4	57.3	43.4	82.8	444.1
Less sublease arrangements	(0.3)	(0.3)	(0.3)	(0.2)	(0.2)	(0.5)	(1.8)
Outstanding purchase obligations	65.9	55.4	36.6	25.4	20.4	28.8	232.5
Total contractual obligations	$489.4	$539.5	$541.9	$717.9	$409.4	$3,988.0	$6,686.1

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time.  The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at March 31, 2021. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, and financial guarantees as of March 31, 2021 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2021	2022	2023	2024	2025	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$15.2	$15.2
Financial guarantees	0.1	0.2	0.2	0.2	0.2	0.2	1.1
Funding commitments	1.1	—	—	—	—	—	1.1
Total commitments	$1.2	$0.2	$0.2	$0.2	$0.2	$15.4	$17.4

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

Since January 1, 2002, we have acquired 589 companies, all of which were accounted for using the acquisition method for recording business combinations.  Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations.  For all of our acquisitions made in the period from 2017 to 2021 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition.  The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date.  The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,146.1 million, of which $623.0 million was recorded in our consolidated balance sheet as of March 31, 2021 based on the estimated fair value of the expected future payments to be made, of which approximately $518.2 million can be settled in cash or stock at our option and $104.8 million must be settled in cash.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation.  As a result, these investments are accounted for under the equity method.  None of these unconsolidated investments had any outstanding debt at March 31, 2021 or December 31, 2020, that was recourse to us.

At March 31, 2021, we had posted two letters of credit totaling $9.4 million, in the aggregate, related to our self‑insurance deductibles, for which we had a recorded liability of $17.6 million.  We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations.  At March 31, 2021, we had posted six letters of credit totaling $4.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $1.0 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease.  These letters of credit have never been drawn upon.

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

In May 2020, we learned that the Department of Justice (DOJ) began conducting a criminal investigation related to IRC 831(b) micro-captive underwriting enterprises. We have been advised that we are not currently a target of the investigation. In June 2020 our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) received a grand jury subpoena requesting documents relating to its micro‑captive advisory business. We have produced documents in response to the subpoena.  We are fully cooperating with both the IRS investigation and the DOJ investigation. We are not able to reasonably estimate the amount of any potential loss in connection with these investigations.

On December 7, 2018, a class action lawsuit was filed against us, Artex and other defendants, in the United States District Court for the District of Arizona. The named plaintiffs are micro-captives and related entities and owners who had IRC Section 831(b) tax benefits disallowed by the IRS. The complaint alleges that the defendants defrauded the plaintiffs by marketing and managing micro-captives with the knowledge that the captives did not constitute bona fide insurance and thus would not qualify for tax benefits.  The complaint does not specify the amount of damages sought by the named plaintiffs.  On August 5, 2019, the trial court granted the defendants’ motion to compel arbitration and dismissed the class action lawsuit.  Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit.  On September 9, 2020, the Ninth Circuit Court affirmed the ruling of the trial court dismissing the class action lawsuit.  On March 17, 2021, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court.  We will continue to defend against the lawsuit vigorously. Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us, nor are we able to reasonably estimate the amount of any potential loss in connection with this lawsuit.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business.  Currently we retain the first $10.0 million of every E&O claim up to $10.0 million.  In addition, we retain, in aggregate: up to another $4.5 million between $10.0 million and $100.0 million, plus up to another $20.0 million between $100.0 million and $240.0 million, and up to another $27.0 million between $240.0 million and $350.0 million. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured.  We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future.  Our E&O reserve in the March 31, 2021 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $3.0 million and below the upper end of the actuarial range by $6.1 million.  In addition to this E&O reserve, in the three-month period ended March 31, 2021, we established provisions for potential unusual pandemic related claim defense and other costs.  We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity.  Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29.  We recorded tax benefits in connection with our ownership in these investments.  At March 31, 2021, we had exposure on $108.0 million of previously earned tax credits.  Under the TCJA, a portion of these previously earned tax credits were refunded in 2019 for tax year 2018, according to a specific formula.  Under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was passed on March 27, 2020, we accelerated the refund of all remaining credits on April 17, 2020, and the remaining credits were refunded to us in the second quarter of 2020.  In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS.  However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our March 31, 2021 consolidated balance sheet related to this exposure.

15.  Supplemental Disclosures of Cash Flow Information

	Three-month period ended March 31,
Supplemental disclosures of cash flow information (in millions):	2021	2020
Interest paid	$51.9	$45.5
Income taxes paid, net	41.6	29.9

The following is a reconciliation of our end of period cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the three-month periods ended March 31, 2021 and 2020 (in millions):

	March 31,
	2021	2020
Cash and cash equivalents	$526.3	$352.8
Restricted cash	2,834.6	2,280.4
Total cash, cash equivalents and restricted cash	$3,360.9	$2,633.2

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Beginning with the match paid in 2021, the amount matched by the company will be discretionary and annually determined by management.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document.  Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock.  We expensed (net of plan forfeitures) $17.3 million and $15.6 million related to the plan in the three-month periods ended March 31, 2021 and 2020, respectively.  Our board of directors authorized the use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we funded in February 2021.

16.  Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following:

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Loss
Balance as of December 31, 2020	$(56.1)	$(491.1)	$(96.4)	$(643.6)
Net change in period	1.0	58.0	56.8	115.8
Balance as of March 31, 2021	$(55.1)	$(433.1)	$(39.6)	$(527.8)

The foreign currency translation during the three-month period ended March 31, 2021 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in the U.K., Australia, Canada, New Zealand, the Caribbean, India and other non-U.S. locations.

During the three-month periods ended March 31, 2021 and 2020, $1.4 million and $1.6 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings.  During the three‑month periods ended March 31, 2021 and 2020, $1.7 million and $1.2 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings.  During the three‑month periods ended March 31, 2021 and 2020, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

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

Financial information relating to our segments for the three-month periods ended March 31, 2021 and 2020 is as follows (in millions):

	Three-month period ended March 31,
	2021	2020
Brokerage
Total revenues	$1,610.2	$1,435.6
Earnings before income taxes	$480.3	$410.8
Identifiable assets at March 31, 2021 and 2020	$21,242.3	$18,115.1
Risk Management
Total revenues	$252.7	$249.5
Earnings before income taxes	$24.1	$25.6
Identifiable assets at March 31, 2021 and 2020	$1,028.1	$909.8
Corporate
Total revenues	$302.1	$181.8
Loss before income taxes	$(96.0)	$(80.4)
Identifiable assets at March 31, 2021 and 2020	$2,144.1	$1,811.6
Total
Total revenues	$2,165.0	$1,866.9
Earnings before income taxes	$408.4	$356.0
Identifiable assets at March 31, 2021 and 2020	$24,414.5	$20,836.5

Disaggregation of Revenue

We disaggregate our revenue from contracts with clients by type and geographic location for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenues by type and segment for the three-month period ended March 31, 2021 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,125.4	$—	$—	$1,125.4
Fees	333.6	220.2	—	553.8
Supplemental revenues	66.8	—	—	66.8
Contingent revenues	63.3	—	—	63.3
Investment income	17.0	0.1	—	17.1
Net gains on divestitures	4.1	—	—	4.1
Revenues from clean coal activities	—	—	300.6	300.6
Other net revenues	—	—	1.5	1.5
Revenues before reimbursements	1,610.2	220.3	302.1	2,132.6
Reimbursements	—	32.4	—	32.4
Total revenues	$1,610.2	$252.7	$302.1	$2,165.0

Revenues by geographical location and segment for the three-month period ended March 31, 2021 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,106.6	$207.5	$302.1	$1,616.2
United Kingdom	292.4	11.1	—	303.5
Australia	54.0	29.0	—	83.0
Canada	67.5	1.4	—	68.9
New Zealand	32.5	3.7	—	36.2
Other foreign	57.2	—	—	57.2
Total revenues	$1,610.2	$252.7	$302.1	$2,165.0

Revenues by type and segment for the three-month period ended March 31, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,017.2	$—	$—	$1,017.2
Fees	295.8	211.5	—	507.3
Supplemental revenues	59.0	—	—	59.0
Contingent revenues	45.1	—	—	45.1
Investment income	18.3	0.3	—	18.6
Net gains on divestitures	0.2	—	—	0.2
Revenues from clean coal activities	—	—	181.8	181.8
Revenues before reimbursements	1,435.6	211.8	181.8	1,829.2
Reimbursements	—	37.7	—	37.7
Total revenues	$1,435.6	$249.5	$181.8	$1,866.9

Revenues by geographical location and segment for the three-month period ended March 31, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,005.9	$212.7	$181.8	$1,400.4
United Kingdom	254.5	11.4	—	265.9
Australia	43.1	21.6	—	64.7
Canada	56.2	1.0	—	57.2
New Zealand	28.0	2.8	—	30.8
Other foreign	47.9	—	—	47.9
Total revenues	$1,435.6	$249.5	$181.8	$1,866.9

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month periods ended March 31, 2021 and 2020. Readers should review this information in conjunction with the March 31, 2021 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2020.

Prior Year Discussion of Results and Comparisons

For Information on fiscal first quarter 2020 results and similar comparisons, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-Q for the fiscal three-month period ended March 31, 2020.

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

•

Adjusted measures - We define these measures as revenues (for the brokerage segment), revenues before reimbursements (for the risk management segment), net earnings, compensation expense and operating expense, respectively, each adjusted to exclude the following, as applicable:

•

Net losses or gain on divestitures, which are primarily net losses or proceeds received related to sales of books of business and other divestiture transactions, such as the disposal of a business through sale or closure.

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

•

Adjusted EPS and Adjusted Net Earnings - Adjusted net earnings have been adjusted to exclude the after-tax impact of net gains on divestitures, acquisition integration costs, the impact of foreign currency translation, workforce related charges, lease termination related charges, acquisition related adjustments and effective income tax rate impact, as applicable. Adjusted EPS is Adjusted Net Earnings divided by diluted weighted average shares outstanding.  This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and for the overall business is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

Organic Revenues (a non-GAAP measure) - For the brokerage segment, organic change in base commission and fee revenues, supplemental revenues and contingent revenues exclude the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations in each year presented.  These revenues are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior period.  In addition, organic change in base commission and fee revenues, supplemental revenues and contingent revenues exclude the period‑over‑period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.  For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions in each year presented.  In addition, change in organic growth excludes the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

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

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 44 and 50), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on page 39), for organic revenue measures (on pages 45 and 50), respectively, for the brokerage and risk management segments), for adjusted EBITDAC margin, adjusted compensation expense and operating expenses, (on pages 44, 46 and 47, respectively, for the brokerage segment and on pages 50 and 51, respectively, for the risk management segment).

Other Information - Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information.  We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates.  As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 tax credits produced, because that is the segment which generated the credits.  The law that provides for IRC Section 45 tax credits expired in December 2019 for our fourteen plants placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) and will expire in December 2021 for our twenty-one plants placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants).  We anticipate reporting an effective tax rate of approximately 23.0% to 25.0% in the brokerage segment and 24.0% to 26.0% in the risk management segment for the foreseeable future.  Reported operating results by segment would change if different allocation methods were applied.  When the law governing IRC Section 45 tax credits expires, reported GAAP revenues and net earnings will decrease, yet our net cash flow will increase as a result of not having to pay expenses to operate the clean coal facilities and also from an increase in the use of credits against our U.S. federal income tax obligations.

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

Overview and First Quarter 2021 Highlights

We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad.  In the three-month period ended March 31, 2021, we generated approximately 71% of our revenues for the combined brokerage and risk management segments domestically and 29% internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K.  We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 74%, 12% and 14%, respectively, to revenues during the three‑month period ended March 31, 2021.  Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations.  Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

We typically cite the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment.  The first quarter 2021 survey had not been published as of the filing date of this report.  The fourth quarter 2020 survey indicated that commercial property/casualty rates increased by 10.7% on average.  We expect a similar trend to be noted when the CIAB first quarter 2021 survey report is issued, which would indicate overall continued price firming and hardening in some lines.  The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

We believe increases in property/casualty rates will continue for the remainder of 2021; however, loss trends could deteriorate over the next year, leading to a more difficult rate and conditions environment in certain lines.  The economies of the U.S. and other countries around the world contracted during 2020 as a result of COVID-19, and while first quarter 2021 economic activity improved relative to the last three quarters of 2020, activity has yet to rebound to pre-pandemic levels.  The improving level of economic activity is leading to, and is likely to continue to lead to, higher exposure units and lower unemployment.  Additionally, we expect that our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world.  Overall, we believe that in a positive rate environment with growing exposure units, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budget.  Based on our experience, there is adequate capacity in the insurance market for most lines of coverage, terms and conditions are tightening, most insurance carriers appear to be making rational pricing decisions and clients can broadly still obtain coverage.  Please also refer to the section entitled “COVID-19 Impact” below on page 41.

Summary of Financial Results - Three-Month Periods Ended March 31, 2021 and 2020

See the reconciliations of non-GAAP measures on page 40.

(Dollars in millions, except per share data)	1st Quarter 2021		1st Quarter 2020		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$1,610.2	$1,606.1	$1,435.6	$1,474.5	12%	9%
Organic revenues		$1,536.9		$1,450.3		6.0%
Net earnings	$364.4		$311.4		17%
Net earnings margin	22.6%		21.7%		+ 94 bpts
Adjusted EBITDAC		$629.7		$507.3		24%
Adjusted EBITDAC margin		39.2%		34.4%		+ 481 bpts
Diluted net earnings per share	$1.82	$1.91	$1.61	$1.68	13%	14%
Risk Management Segment
Revenues before reimbursements	$220.3	$220.3	$211.8	$218.1	4%	1%
Organic revenues		$219.1		$217.8		0.6%
Net earnings	$18.0		$19.1		(6)%
Net earnings margin (before reimbursements)	8.2%		9.0%		- 85 bpts
Adjusted EBITDAC		$40.5		$36.2		12%
Adjusted EBITDAC margin (before reimbursements)		18.4%		16.6%		+ 178 bpts
Diluted net earnings per share	$0.09	$0.10	$0.10	$0.10	(10)%	(—)%
Corporate Segment
Diluted net earnings per share	$0.01	$0.01	$0.08	$0.08
Total Company
Diluted net earnings per share	$1.92	$2.02	$1.79	$1.86	7%	9%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$1.91	$2.01	$1.71	$1.78	12%	13%

In our corporate segment, net after-tax earnings from our clean energy investments were $33.4 million and $52.5 million, as reported, in the three-month periods ended March 31, 2021 and 2020, respectively.  We anticipate our clean energy investments to generate between $70.0 million and $80.0 million in adjusted net earnings in 2021.  See “COVID-19 Impact” on page 41.  We expect to use the additional cash flow generated by these earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three-month period ended March 31, 2021 with the same period in 2020.  In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share.  Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 44 and 50, respectively, of this filing.

For the Three-Month Periods Ended March 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net
	Reimbursements		Net Earnings		EBITDAC		Earnings Per Share
Segment	2021	2020	2021	2020	2021	2020	2021	2020	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$1,610.2	$1,435.6	$364.4	$311.4	$618.4	$477.9	$1.82	$1.61	13%
Net gains on divestitures	(4.1)	(0.2)	(3.2)	(0.2)	(4.1)	(0.2)	(0.02)	—
Acquisition integration		—	3.2	5.1	4.1	6.7	0.02	0.03
Workforce and lease termination	—	—	5.5	5.0	5.2	6.5	0.03	0.02
Acquisition related adjustments	—	—	11.7	(2.1)	6.1	4.6	0.06	(0.01)
Levelized foreign currency translation	—	39.1	—	5.4	—	11.8	—	0.03
Brokerage, as adjusted *	1,606.1	1,474.5	381.6	324.6	629.7	507.3	1.91	1.68	14%
Risk Management, as reported	220.3	211.8	18.0	19.1	39.8	35.0	0.09	0.10	(10)%
Workforce and lease termination	—	—	0.5	0.2	0.7	0.3	0.01	—
Acquisition related adjustments	—	—	1.8	(0.2)	—	—	—	—
Levelized foreign currency translation	—	6.3	—	0.2	—	0.9	—	—
Risk Management, as adjusted *	220.3	218.1	20.3	19.3	40.5	36.2	0.10	0.10	(—)%
Corporate	302.1	181.8	11.3	24.9	(43.4)	(23.0)	0.01	0.08
Total Company, as reported	$2,132.6	$1,829.2	$393.7	$355.4	$614.8	$489.9	$1.92	$1.79	7%
Total Company, as adjusted *	$2,128.5	$1,874.4	$413.2	$368.8	$626.8	$520.5	$2.02	$1.86	9%
Total Brokerage & Risk
Management, as reported	$1,830.5	$1,647.4	$382.4	$330.5	$658.2	$512.9	$1.91	$1.71	12%
Total Brokerage & Risk
Management, as adjusted *	$1,826.4	$1,692.6	$401.9	$343.9	$670.2	$543.5	$2.01	$1.78	13%

*

For three-month period ended March 31, 2021, the pretax impact of the brokerage segment adjustments totals $21.8 million, with a corresponding adjustment to the provision for income taxes of $4.6 million relating to these items.  For the three-month period ended March 31, 2021, the pretax impact of the risk management segment adjustments totals $3.1 million, with a corresponding adjustment to the provision for income taxes of $0.8 million relating to these items.  A detailed reconciliation of the 2021 provision for income taxes is shown on page 40.

*

For the three-month period ended March 31, 2020, the pretax impact of the brokerage segment adjustments totals $17.3 million, with a corresponding adjustment to the provision for income taxes of $4.1 million relating to these items.  For the three-month period ended March 31, 2020, the pretax impact of the risk management segment adjustments totals $0.3 million, with a corresponding adjustment to the provision for income taxes of $0.1 million relating to these items.  A detailed reconciliation of the 2020 provision for income taxes is shown on page 40.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings	Provision		Net Earnings	Net Earnings
	Before	(Benefit)		Attributable to	Attributable to	Diluted Net
	Income	for Income	Net	Noncontrolling	Controlling	Earnings
	Taxes	Taxes	Earnings	Interests	Interests	per Share
Quarter Ended March 31 2021
Brokerage, as reported	$480.3	$115.9	$364.4	$1.8	$362.6	$1.82
Net gains on divestitures	(4.1)	(0.9)	(3.2)	—	(3.2)	(0.02)
Acquisition integration	4.1	0.9	3.2	—	3.2	0.02
Workforce and lease termination	7.0	1.5	5.5	—	5.5	0.03
Acquisition related adjustments	14.8	3.1	11.7	—	11.7	0.06
Brokerage, as adjusted	$502.1	$120.5	$381.6	$1.8	$379.8	$1.91
Risk Management, as reported	$24.1	$6.1	$18.0	$—	$18.0	$0.09
Workforce and lease termination	0.7	0.2	0.5	—	0.5	—
Acquisition related adjustments	2.4	0.6	1.8	—	1.8	0.01
Risk Management, as adjusted	$27.2	$6.9	$20.3	$—	$20.3	$0.10
Quarter Ended March 31, 2020
Brokerage, as reported	$410.8	$99.4	$311.4	$0.7	$310.7	$1.61
Net gains on divestitures	(0.2)	—	(0.2)	—	(0.2)	—
Acquisition integration	6.7	1.6	5.1	—	5.1	0.03
Workforce and lease termination	6.5	1.5	5.0	—	5.0	0.02
Acquisition related adjustments	(2.8)	(0.7)	(2.1)	—	(2.1)	(0.01)
Levelized foreign currency translation	7.1	1.7	5.4	—	5.4	0.03
Brokerage, as adjusted	$428.1	$103.5	$324.6	$0.7	$323.9	$1.68
Risk Management, as reported	$25.6	$6.5	$19.1	$—	$19.1	$0.10
Workforce and lease termination	0.3	0.1	0.2	—	0.2	—
Acquisition related adjustments	(0.3)	(0.1)	(0.2)	—	(0.2)	—
Levelized foreign currency translation	0.3	0.1	0.2	—	0.2	—
Risk Management, as adjusted	$25.9	$6.6	$19.3	$—	$19.3	$0.10

COVID-19 Impact

In our property/casualty brokerage operations, during first quarter 2021 (a) our customer retention and new business generation remained similar to pre-pandemic levels, (b) renewal exposure units (i.e., insured values, payrolls, employees, miles driven, etc.) were lower than pre-pandemic first quarter 2020, but higher than the last three quarters of 2020, (c) premium rates across most geographies and lines of coverage have continued to increase, effectively mitigating exposure unit declines, and (d) mid-term policy modifications (including cancellations) were a net positive, similar to first quarter 2020.

Thus far in second quarter 2021, property/casualty new business, retentions and mid-term policy modifications are trending similar to first quarter 2021 and much improved compared to lows seen in April and May 2020, as our customers’ businesses continue to recover and economic activity increases. So far during second quarter 2021, we continue to see overall property/casualty premium rates move higher and exposure units also trended higher than first quarter 2021.

In our employee benefits brokerage operations, during first quarter 2021 (a) we saw a slight improvement in covered lives on renewal business compared to fourth quarter 2020, yet still lower than pre-pandemic levels, and (b) new consulting and special project work was also lower than pre-pandemic levels. So far during second quarter 2021, we are seeing a modest increase in covered lives, consulting engagements and special project work compared to first quarter 2021.  We believe these favorable trends should continue for the remainder of 2021; however, if the economic recovery slows or reverses course, we could see our benefits revenue soften from current levels.

In our risk management operations, first quarter 2021 new claims arising were consistent with fourth quarter 2020, but still below pre‑pandemic first quarter 2020 levels.  So far during second quarter 2021, we are seeing new claims arising similar to first quarter 2021, which is a substantial increase compared to lows seen in April and May 2020.  A slower recovery or reversal in the number of workers employed could cause fewer claims to arise in future quarters.

Our clean energy investments saw higher electricity production in first quarter 2021 compared to first quarter 2020 due to colder temperatures, rising natural gas prices and more plants within our portfolio being operational during the period.  First quarter 2021 production was only slightly lower than pre-pandemic production levels seen in first quarter 2019.  However, lower overall demand for energy caused by the pandemic and more supply from renewables may cause lower production by the plants within our portfolio for the remainder of 2021.

Of our nearly 1,000 office locations, more than 400 are open, but most at reduced capacity.  Accordingly the vast majority of our employees continue to work remotely for some or all of their work week.  We believe our service levels are unchanged from pre‑pandemic levels.  We have not had any office-wide outbreaks of COVID-19, and there have been approximately 450 confirmed cases among approximately 34,000 employees - all of which we believe contracted the virus outside of our office locations.

Given the deterioration in economic conditions since first quarter 2020, we are actively managing costs by limiting discretionary spending such as travel, entertainment and advertising expenses, adjusting our real estate footprint, reducing capital expenditures, limiting use of outside labor and consultants, increasing utilization of our centers of excellence, and in mid-2020 we adjusted portions of our workforce where business had declined significantly and normal attrition was not sufficient.

During first quarter 2021, the cost saving impact of these actions totaled approximately $64 million compared to pre-pandemic first quarter 2020, adjusted for pro forma full-quarter costs related to acquisitions.  These cost savings were consistent with savings realized in second, third and fourth quarter 2020.  Offsetting these savings were severance and lease termination costs related to these actions.  Thus far during second quarter 2021, we are holding most of our prior year cost savings.

We have $1.6 billion of available liquidity; however, a return to mid-2020 pandemic economic conditions may cause our liquidity position to deteriorate.

For a discussion of risk and uncertainties relating to COVID‑19 for our business, results of operations and financial condition, see pages 2 and 3.

Update on Ransomware Incident

As previously disclosed, on September 26, 2020, we detected a ransomware incident impacting our internal systems. We implemented our incident response plan, took our global systems offline, isolated impacted systems, retained cyber security counsel and forensic experts and reported the event to the FBI. The incident was contained, and all critical systems were back in service quickly following the incident.

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

Results of Operations

Brokerage

The brokerage segment accounted for 74% of our revenues during the three-month period ended March 31, 2021. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations.  Our brokerage segment generates revenues by:

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

In May 2020, we learned that the DOJ began conducting a criminal investigation related to IRC 831(b) micro-captive underwriting enterprises. We have been advised that we are not currently a target of the investigation. In June 2020 our subsidiary Artex Risk Solutions, Inc. (which we refer to as Artex) received a grand jury subpoena requesting documents relating to its micro-captive advisory business. We have produced documents in response to the subpoena.  We are fully cooperating with both the IRS investigation and the DOJ investigation. We are not able to reasonably estimate the amount of any potential loss in connection with these investigations.

Class action lawsuit - On December 7, 2018, a class action lawsuit was filed against us, Artex and other defendants, in the United States District Court for the District of Arizona.  The named plaintiffs are micro-captives and their related entities and owners who had IRC Section 831(b) tax benefits disallowed by the IRS.  The complaint alleges that the defendants defrauded the plaintiffs by marketing and managing micro-captives with the knowledge that the captives did not constitute bona fide insurance and thus would not qualify for tax benefits.  The complaint does not specify the amount of damages sought by the named plaintiffs.  On August 5, 2019, the trial court granted the defendants’ motion to compel arbitration and dismissed the class action lawsuit.  Plaintiffs appealed this ruling to the United States Court of Appeals for the Ninth Circuit.  On September 9, 2020, the Ninth Circuit affirmed the ruling of the trial court dismissing the class action lawsuit.  On March 17, 2021, plaintiffs filed a petition for writ of certiorari with the United States Supreme Court.  We will continue to defend against the lawsuit vigorously.  Litigation is inherently uncertain, however, and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us, nor are we able to reasonably estimate the amount of any potential loss in connection with this lawsuit.

Financial information relating to our brokerage segment results for the three-month period ended March 31, 2021 as compared to the same period in 2020, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended March 31,
Statement of Earnings	2021	2020	Change
Commissions	$1,125.4	$1,017.2	$108.2
Fees	333.6	295.8	37.8
Supplemental revenues	66.8	59.0	7.8
Contingent revenues	63.3	45.1	18.2
Investment income	17.0	18.3	(1.3)
Net gains on divestitures	4.1	0.2	3.9
Total revenues	1,610.2	1,435.6	174.6
Compensation	821.7	752.8	68.9
Operating	170.1	204.9	(34.8)
Depreciation	22.1	17.6	4.5
Amortization	103.6	134.2	(30.6)
Change in estimated acquisition earnout payables	12.4	(84.7)	97.1
Total expenses	1,129.9	1,024.8	105.1
Earnings before income taxes	480.3	410.8	69.5
Provision for income taxes	115.9	99.4	16.5
Net earnings	364.4	311.4	53.0
Net earnings attributable to noncontrolling interests	1.8	0.7	1.1
Net earnings attributable to controlling interests	$362.6	$310.7	$51.9
Diluted net earnings per share	$1.82	$1.61	$0.21
Other Information
Change in diluted net earnings per share	13%	1%
Growth in revenues	12%	4%
Organic change in commissions and fees	5%	4%
Compensation expense ratio	51%	52%
Operating expense ratio	11%	14%
Effective income tax rate	24%	24%
Workforce at end of period (includes acquisitions)	25,870	25,841
Identifiable assets at March 31	$21,242.3	$18,115.1
EBITDAC
Net earnings	$364.4	$311.4	$53.0
Provision for income taxes	115.9	99.4	16.5
Depreciation	22.1	17.6	4.5
Amortization	103.6	134.2	(30.6)
Change in estimated acquisition earnout payables	12.4	(84.7)	97.1
EBITDAC	$618.4	$477.9	$140.5

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2021 to the same period in 2020 (in millions):

	Three-month period ended March 31,
	2021	2020	Change
Net earnings, as reported	$364.4	$311.4	17%
Provision for income taxes	115.9	99.4
Depreciation	22.1	17.6
Amortization	103.6	134.2
Change in estimated acquisition earnout payables	12.4	(84.7)
EBITDAC	618.4	477.9	29%
Net gains on divestitures	(4.1)	(0.2)
Acquisition integration	4.1	6.7
Acquisition related adjustments	6.1	4.6
Workforce and lease termination related charges	5.2	6.5
Levelized foreign currency translation	—	11.8
EBITDAC, as adjusted	$629.7	$507.3	24%
Net earnings margin, as reported	22.6%	21.7%	+ 94 bpts
EBITDAC margin, as adjusted	39.2%	34.4%	+ 481 bpts
Reported revenues	$1,610.2	$1,435.6
Adjusted revenues - see page 39	$1,606.1	$1,474.5

Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended March 31, 2021, compared to the same period in 2020, was due to revenues associated with acquisitions that were made in the twelve-month period ended March 31, 2021 ($50.2 million), and to the organic change in base commissions and fee revenues.  The organic change in base commissions and fee revenues was 4.9% and 3.8% for the three-month periods ended March 31, 2021 and 2020, respectively.

In our property/casualty brokerage operations, during the three-month period ended March 31, 2021, (a) our customer retention and new business generation remained similar to pre-pandemic levels, (b) renewal exposure units (i.e., insured values, payrolls, employees, miles driven, etc.) were lower than pre-pandemic first quarter 2020, but higher than the last three quarters of 2020, (c) premium rates across most geographies and lines of coverage have continued to increase, effectively mitigating exposure unit declines, and (d) mid-term policy modifications (including cancellations) were a net positive, similar to first quarter 2020.  Thus far in second quarter 2021, property/casualty new business, retentions and mid-term policy modifications are trending similar to first quarter 2021 and are much improved compared to lows seen in April and May 2020, as our customers’ businesses continue to recover and economic activity increases. We continue to see overall property/casualty premium rates move higher and exposure units also trended higher than first quarter 2021.  In our employee benefits brokerage operations, during the three-month period ended March 31, 2021, (a) we saw a slight improvement in covered lives on renewal business compared to fourth quarter 2020, yet still lower than pre-pandemic levels, and (b) new consulting and special project work was also lower than pre-pandemic levels.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month periods ended March 31, 2021 and 2020 include the following (in millions):

	Three-Month Period Ended March 31,
Organic Revenues (Non-GAAP)	2021	2020	Change
Base Commissions and Fees
Commission and fees, as reported	$1,459.0	$1,313.0	11.1%
Less commission and fee revenues from acquisitions	(50.2)	—
Less divested operations	—	(3.1)
Levelized foreign currency translation	—	33.6
Organic base commission and fees	$1,408.8	$1,343.5	4.9%
Supplemental revenues
Supplemental revenues, as reported	$66.8	$59.0	13.2%
Less supplemental revenues from acquisitions	(1.1)	—
Levelized foreign currency translation	—	1.7
Organic supplemental revenues	$65.7	$60.7	8.2%
Contingent revenues
Contingent revenues, as reported	$63.3	$45.1	40.4%
Less contingent revenues from acquisitions	(0.9)	—
Levelized foreign currency translation	—	1.0
Organic contingent revenues	$62.4	$46.1	35.4%
Total reported commissions, fees, supplemental revenues and contingent revenues	$1,589.1	$1,417.1	12.1%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(52.2)	—
Less divested operations	—	(3.1)
Levelized foreign currency translation	—	36.3
Total organic commissions, fees, supplemental revenues and contingent revenues	$1,536.9	$1,450.3	6.0%

The following is a summary of brokerage segment acquisition activity for 2021 and 2020:

	Three-month period ended March 31,
	2021	2020
Number of acquisitions closed	5	8
Estimated annualized revenues acquired (in millions)	$89.7	$124.2

We issued 474,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions related to acquisitions made in the first quarter of 2021 and the latter part of December 2020 and 100,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions in the first quarter of 2020.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2021, 2020 and 2019 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2021
Reported supplemental revenues	$66.8				$66.8
Reported contingent revenues	63.3				63.3
Reported supplemental and contingent revenues	$130.1				$130.1
2020
Reported supplemental revenues	$59.0	$50.3	$54.7	$57.9	$221.9
Reported contingent revenues	45.1	37.4	34.5	30.0	147.0
Reported supplemental and contingent revenues	$104.1	$87.7	$89.2	$87.9	$368.9
2019
Reported supplemental revenues	$56.7	$46.9	$49.8	$57.1	$210.5
Reported contingent revenues	48.0	29.5	30.4	27.7	135.6
Reported supplemental and contingent revenues	$104.7	$76.4	$80.2	$84.8	$346.1

The increase in reported contingent revenues in the three-month period ended March 31, 2021 compared to the same period in 2020 was due primarily to timing of contingent revenues recognized between first quarter 2020 and second quarter 2020.

Investment income and net gains on divestitures - This primarily represents (1) interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing and (2) net gains related to divestitures and sales of books of business, which were $4.1 million and $0.2 million for the three-month periods ended March 31, 2021 and 2020, respectively. Investment income in the three-month period ended March 31, 2021 decreased compared to the same period in 2020, primarily due to decreases in interest income from our U.S. operations due to decreases in interest rates earned on client held funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2021 with the same period in 2020 (in millions):

	Three-month period ended March 31,
	2021	2020
Compensation expense, as reported	$821.7	$752.8
Acquisition integration	(3.6)	(3.8)
Workforce and lease termination related charges	(4.5)	(5.6)
Acquisition related adjustments	(6.1)	(4.6)
Levelized foreign currency translation	—	19.7
Compensation expense, as adjusted	$807.5	$758.5
Reported compensation expense ratios	51.0%	52.4%
Adjusted compensation expense ratios	50.3%	51.4%
Reported revenues	$1,610.2	$1,435.6
Adjusted revenues - see page 39	$1,606.1	$1,474.5

The $68.9 million increase in compensation expense for the three‑month period ended March 31, 2021, compared to the same period in 2020, was primarily due to compensation associated with the acquisitions completed in the three-month period ended March 31, 2021 - $8.5 million, producer compensation and other incentive compensation linked to operating results - $63.1 million in the aggregate, partially offset by a decrease in temporary-staffing expense - $2.7 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2021 with the same period in 2020 (in millions):

	Three-month period ended March 31,
	2021	2020
Operating expense, as reported	$170.1	$204.9
Acquisition integration	(0.5)	(2.9)
Workforce and lease termination related charges	(0.7)	(0.9)
Levelized foreign currency translation	—	7.6
Operating expense, as adjusted	$168.9	$208.7
Reported operating expense ratios	10.6%	14.3%
Adjusted operating expense ratios	10.5%	14.2%
Reported revenues	$1,610.2	$1,435.6
Adjusted revenues - see page 39	$1,606.1	$1,474.5

The $34.8 million decrease in operating expense for the three-month period ended March 31, 2021 compared to the same period in 2020, was primarily due to savings in meeting and client entertainment expense and decreases in bad debt expense and office supplies ‑ $46.6 million in the aggregate, partially offset by expenses associated with the acquisitions completed in the three-month period ended March 31, 2021 - $3.7 million, increases in technology expenses - $5.2 million and business insurance - $2.9 million.

Depreciation - Depreciation expense increased in the three-month period ended March 31, 2021 compared to the same period in 2020 by $4.5 million.  The increase in depreciation expense in 2021 compared to 2020 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems.  Also contributing to the increase in depreciation expense was the depreciation expenses associated with acquisitions completed in the three‑month period ended March 31, 2021.

Amortization - The decrease in amortization expense in the three-month period ended March 31, 2021 compared to the same period in 2020 was primarily due to write-off of amortizable intangible assets and amortization expense of intangible assets associated with acquisitions completed in the three-month period ended March 31, 2021.  Based on the results of impairment reviews during the three-month period ended March 31, 2021, we wrote off $5.1 million of amortizable assets.  Based on the results of impairment during the three-month period ended March 31, 2020, we wrote off $45.8 million of amortizable assets.  We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets.  In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.  In consideration of the potential impacts of COVID-19 on our reporting units, we performed a qualitative impairment review on carrying value of our goodwill for all of our reporting units as of March 31, 2021 and no indicators of impairment were noted.

Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three‑month period ended March 31, 2021, compared to the same period in 2020, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance.  During the three-month periods ended March 31, 2021 and 2020, we recognized $8.8 million and $10.5 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2017 to 2021. In addition, during the three-month periods ended March 31, 2021 and 2020, we recognized $3.6 million of expense and $95.2 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 23 and 71 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2017 to 2021 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date.  The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements.  In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability.  We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections.  Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred.  Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2021 and 2020, were 24.1% and 24.2%, respectively. We anticipate reporting an effective tax rate of approximately 23.0% to 25.0% in our brokerage segment for the foreseeable future.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2021 and 2020, include noncontrolling interest earnings of $1.8 million and $0.7 million, respectively.

Risk Management

The risk management segment accounted for 12% of our revenue during the three-month period ended March 31, 2021.  Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises.  Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees.  We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for the three-month period ended March 31, 2021 as compared to the same period in 2020, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended March 31,
Statement of Earnings	2021	2020	Change
Fees	$220.2	$211.5	$8.7
Investment income	0.1	0.3	(0.2)
Revenues before reimbursements	220.3	211.8	8.5
Reimbursements	32.4	37.7	(5.3)
Total revenues	252.7	249.5	3.2
Compensation	134.1	130.9	3.2
Operating	46.4	45.9	0.5
Reimbursements	32.4	37.7	(5.3)
Depreciation	11.5	12.3	(0.8)
Amortization	1.6	1.4	0.2
Change in estimated acquisition earnout payables	2.6	(4.3)	6.9
Total expenses	228.6	223.9	4.7
Earnings before income taxes	24.1	25.6	(1.5)
Provision for income taxes	6.1	6.5	(0.4)
Net earnings	18.0	19.1	(1.1)
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to controlling interests	$18.0	$19.1	$(1.1)
Diluted net earnings per share	$0.09	$0.10	$(0.01)
Other information
Change in diluted net earnings per share	(10)%	11%
Growth in revenues (before reimbursements)	4%	4%
Organic change in fees (before reimbursements)	1%	4%
Compensation expense ratio (before reimbursements)	61%	62%
Operating expense ratio (before reimbursements)	21%	22%
Effective income tax rate	25%	25%
Workforce at end of period (includes acquisitions)	6,451	6,845
Identifiable assets at March 31	$1,028.1	$909.8
EBITDAC
Net earnings	$18.0	$19.1	$(1.1)
Provision for income taxes	6.1	6.5	(0.4)
Depreciation	11.5	12.3	(0.8)
Amortization	1.6	1.4	0.2
Change in estimated acquisition earnout payables	2.6	(4.3)	6.9
EBITDAC	$39.8	$35.0	$4.8

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2021 to the same period in 2020 (in millions):

	Three-month period ended March 31,
	2021	2020	Change
Net earnings, as reported	$18.0	$19.1	(6)%
Provision for income taxes	6.1	6.5
Depreciation	11.5	12.3
Amortization	1.6	1.4
Change in estimated acquisition earnout payables	2.6	(4.3)
Total EBITDAC	39.8	35.0	14%
Workforce and lease termination related charges	0.7	0.3
Levelized foreign currency translation	—	0.9
EBITDAC, as adjusted	$40.5	$36.2	12%
Net earnings margin (before reimbursements), as reported	8.2%	9.0%	- 85 bpts
EBITDAC margin (before reimbursements), as adjusted	18.4%	16.6%	+ 178 bpts
Reported revenues (before reimbursements)	$220.3	$211.8
Adjusted revenues (before reimbursements) - see page 39	$220.3	$218.1

Fees - The increase in fees for the three-month period ended March 31, 2021 compared to the same period in 2020 was due primarily to the impact of COVID-19 in 2020.  In our risk management operations, we began seeing a meaningful decline in new claims arising during March 2020.  First quarter 2021 new claims arising were consistent with fourth quarter 2020, but still below pre-pandemic first quarter 2020 levels.  A slower recovery or reversal in the number of workers employed could cause fewer claims to arise in future quarters.  Organic change in fee revenues for the three-month period ended March 31, 2021 was 0.6% compared to 4.2% for the same period in 2020.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month periods ended March 31, 2021 and 2020 include the following (in millions):

	Three-Month Period Ended March 31
Organic Revenues (Non-GAAP)	2021	2020	Change
Fees	$217.3	$210.2	3.4%
International performance bonus fees	2.9	1.3
Fees as reported	220.2	211.5	4.1%
Less fees from acquisitions	(1.1)	—
Levelized foreign currency translation	—	6.3
Organic fees	$219.1	$217.8	0.6%

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

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents.  Investment income in the three-month period ended March 31, 2021 decreased compared to the same period in 2020 primarily due to decreases in interest income from our U.S. operations due to decreases in interest rates earned on our funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2021 with the same period in 2020 (in millions):

	Three-month period ended March 31,
	2021	2020
Compensation expense, as reported	$134.1	$130.9
Workforce and lease termination related charges	(0.4)	(0.3)
Levelized foreign currency translation	—	4.4
Compensation expense, as adjusted	$133.7	$135.0
Reported compensation expense ratios (before reimbursements)	60.9%	61.8%
Adjusted compensation expense ratios (before reimbursements)	60.7%	61.9%
Reported revenues (before reimbursements)	$220.3	$211.8
Adjusted revenues (before reimbursements) - see page 39	$220.3	$218.1

The $3.2 million increase in compensation expense for the three-month period ended March 31, 2021 compared to the same period in 2020, was primarily due other incentive compensation linked to operating results and deferred compensation - $3.4 million in the aggregate, partially offset by a decrease in temporary-staffing expense - $0.2 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2021 with the same period in 2020 (in millions):

	Three-month period ended March 31,
	2021	2020
Operating expense, as reported	$46.4	$45.9
Workforce and lease termination related charges	(0.3)	—
Levelized foreign currency translation	—	1.0
Operating expense, as adjusted	$46.1	$46.9
Reported operating expense ratios (before reimbursements)	21.1%	21.7%
Adjusted operating expense ratios (before reimbursements)	20.9%	21.5%
Reported revenues (before reimbursements)	$220.3	$211.8
Adjusted revenues (before reimbursements) - see page 39	$220.3	$218.1

The $0.5 million increase in operating expense for the three-month period ended March 31, 2021 compared to the same period in 2020, was primarily due to increases in technology expense - $1.4 million and business insurance - $1.3 million, partially offset by decreases primarily in professional and banking fees and meeting and client entertainment expense - $2.2 million in the aggregate.

Depreciation - Depreciation expense decreased in the three-month period ended March 31, 2021 compared to the same period in 2020 by $0.8 million.  This decrease reflects the impact of furniture, equipment and leasehold improvements becoming fully depreciated in 2020 and leasehold improvements being written off in 2020 related to the termination of real estate leases and abandonment of leased spaces.

Amortization - The increase in amortization expense in the three-month period ended March 31, 2021 compared to the same period in 2020 was primarily due to amortization expense of intangible assets associated with acquisitions completed in the three-month period ended March 31, 2021.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three‑month period ended March 31, 2021 compared to the same period in 2020, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance.  During the three-month periods ended March 31, 2021 and 2020, we recognized $0.2 million of expense in each period related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.  In addition, during the three-month periods ended March 31, 2021 and 2020, we recognized $2.4 million of expense and $4.5 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for two and four acquisitions, respectively.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended March 31, 2021 and 2020, were 25.3% and 25.4%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 24.0% to 26.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency translation.  For a detailed discussion of the nature of these investments, see Note 12 to our consolidated financial statements included herein for a summary of our investments as of March 31, 2021 and in Note 14 to our most recent Annual Report on Form 10‑K as of December 31, 2020.  For a detailed discussion of the nature of our debt, see Note 7 to our consolidated financial statements included herein as of March 31, 2021 and in Note 8 to our most recent Annual Report on Form 10‑K as of December 31, 2020.

Financial information relating to our corporate segment results for the three-month period ended March 31, 2021 compared to the same period in 2020 is as follows (in millions, except per share and percentages):

	Three-month period ended March 31,
Statement of Earnings	2021	2020	Change
Revenues from consolidated clean coal production plants	$283.1	$167.9	$115.2
Royalty income from clean coal licenses	17.9	13.9	4.0
Loss from unconsolidated clean coal production plants	(0.4)	—	(0.4)
Other net revenue	1.5	—	1.5
Total revenues	302.1	181.8	120.3
Cost of revenues from consolidated clean coal production plants	309.1	185.4	123.7
Compensation	19.8	12.5	7.3
Operating	16.6	6.9	9.7
Interest	48.1	50.5	(2.4)
Depreciation	4.5	6.9	(2.4)
Total expenses	398.1	262.2	135.9
Loss before income taxes	(96.0)	(80.4)	(15.6)
Benefit for income taxes	(107.3)	(105.3)	(2.0)
Net earnings	11.3	24.9	(13.6)
Net earnings attributable to noncontrolling interests	9.8	8.4	1.4
Net earnings attributable to controlling interests	$1.5	$16.5	$(15.0)
Diluted net earnings per share	$0.01	$0.08	$(0.07)
Identifiable assets at March 31	$2,144.1	$1,811.6
EBITDAC
Net earnings	$11.3	$24.9	$(13.6)
Benefit for income taxes	(107.3)	(105.3)	(2.0)
Interest	48.1	50.5	(2.4)
Depreciation	4.5	6.9	(2.4)
EBITDAC	$(43.4)	$(23.0)	$(20.4)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities.

•

The increase in revenue from consolidated clean coal production plants for the three-month period ended March 31, 2021, compared to the same period in 2020, was due primarily to increased production of refined coal related to higher electricity production as a result of colder temperatures, rising natural gas prices and more plants within our portfolio being operational during the period.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC.  As of March 31, 2021, we held a 46.5% controlling interest in Chem-Mod LLC. As Chem-Mod LLC’s manager, we are required to consolidate its operations.

•	The increase in royalty income in the three-month period ended March 31, 2021 compared to the same period in 2020, was due to increased production of refined coal by Chem-Mod LLC’s licensees.

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities.  The production of the refined coal generates pretax operating losses.

The low level of losses in the three-month periods ended March 31, 2021 and 2020 is due to the vast majority of our operations being consolidated.

Cost of revenues - Cost of revenues from consolidated clean coal production plants consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above.  The increase in the three‑month period ended March 31, 2021, compared to the same period in 2020, was primarily due to increased production of refined coal.

Compensation expense - Compensation expense in the three-month periods ended March 31, 2021 and 2020, includes salary, incentive compensation, and associated benefit expenses of $19.8 million and $12.5 million, respectively. The change in compensation expense for the three-month period ended March 31, 2021 compared to the same period in 2020 was primarily due to higher incentive compensation recognized in 2021 compared to 2020 related to increased clean energy tax credits produced.

Operating expense - Operating expense in the three-month period ended March 31, 2021 includes banking and related fees of $1.1 million, external professional fees and other due diligence costs related to acquisitions of $3.0 million, other corporate and clean energy related expenses, including legal fees, and costs related to corporate data and branding initiatives, of $8.4 million, and a net unrealized foreign exchange remeasurement loss of $4.1 million.

Operating expense in the three-month period ended March 31, 2020 includes banking and related fees of $1.3 million, external professional fees and other due diligence costs related to acquisitions of $2.6 million, other corporate and clean energy related expenses, including legal fees, and costs related to corporate data and branding initiatives, of $15.4 million, and a net unrealized foreign exchange remeasurement gain of $12.4 million.

Interest expense - The decrease in interest expense for the three-month period ended March 31, 2021, compared to the same period in 2020, was due to the following:

Change in interest expense related to:	Three-month period ended March 31, 2021
Interest on borrowings from our Credit Agreement	$(3.0)
Interest on the maturity of the Series C notes	(0.5)
Interest on the maturity of the Series K and L notes	(0.9)
Interest on the $348.0 million notes funded on August 2 and 4, 2017	(0.4)
Interest on the $500.0 million notes funded on June 13, 2018	(0.2)
Interest on the $575.0 million notes funded on January 30, 2020	1.8
Interest on the $100.0 million notes funded on February 10, 2020	0.3
Amortization of hedge gains/losses	0.5
Net change in interest expense	$(2.4)

Depreciation - Depreciation expense in the three-month period ended March 31, 2021 decreased compared to the same period in 2020 due to the write-off of one of the 2011 Era plants in 2020.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates.  As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 tax credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 tax credits expired in December 2019 for our fourteen 2009 Era Plants and is scheduled to expire in December 2021 for our twenty-one 2011 Era Plants.  Our consolidated effective tax rate for the three-month period ended March 31, 2021 was 3.6% compared to 0.2% for the same period in 2020. The tax rates for the three-month periods ended March 31, 2021 and 2020 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the periods.  There were $55.2 million and $70.4 million of Section 45 tax credits recognized in the three-month periods ended March 31, 2021 and 2020, respectively.  There were $52.6 million and $31.2 million of tax credits produced in the three-month periods ended March 31, 2021 and 2020, respectively.  In 2020, our U.K. effective income tax rate increased from 17.5% to 19.0% and we incurred one-time taxes associated with realignment of our operations to continue to conduct certain business in the European Union after Brexit.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2021 and 2020 include non-controlling interest earnings of $10.1 million and $7.3 million, respectively, related to our investment in Chem-Mod LLC.  As of March 31, 2021 and 2020, we held a 46.5% controlling interest in Chem-Mod LLC.  Also included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three-month periods ended March 31, 2021 and 2020 for the corporate segment (in millions):

	2021			2020
			Net Earnings			Net Earnings
			(Loss)			(Loss)
		Income	Attributable to		Income	Attributable to
	Pretax	Tax	Controlling	Pretax	Tax	Controlling
Three-Month Periods Ended March 31,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs	$(49.2)	$12.3	$(36.9)	$(51.8)	$13.0	$(38.8)
Clean energy related (1)	(29.0)	62.4	33.4	(23.9)	76.4	52.5
Acquisition costs	(1.5)	0.1	(1.4)	(2.7)	0.2	(2.5)
Corporate (2)	(26.1)	32.5	6.4	(10.4)	15.7	5.3
Corporate, as reported	$(105.8)	$107.3	$1.5	$(88.8)	$105.3	$16.5

(1)	Pretax loss for the first quarter is presented net of amounts attributable to noncontrolling interests of $9.8 million in 2021 and $8.4 million in 2020.
(2)

Corporate pre-tax loss includes a net unrealized foreign exchange remeasurement loss of $4.1 million in first quarter 2021 and a net unrealized foreign exchange remeasurement gain of $12.4 million in first quarter 2020.

Interest and banking costs - Interest and banking costs includes expenses related to our debt.

Clean energy related - Includes the operating results related to our investments in clean coal production plants and Chem-Mod LLC.

Acquisition costs - Consists of external professional fees, due diligence and other costs incurred related to our acquisitions.

Corporate - Consists of overhead allocations mostly related to corporate staff compensation and other corporate level activities, cross-selling and motivational meetings for our production staff and field management, expenses related to our new corporate headquarters and the impact of foreign currency translation.  The income tax benefit of stock based awards that vested or were settled in the three-month periods ended March 31, 2021 and 2020 was $9.0 million and is included in the table above in the Corporate line.

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

The following table provides a summary of our clean coal plant investments as of March 31, 2021 (in millions):

	Our Portion of Estimated
	Low Range	High Range
	2021	2021
	Adjusted	Adjusted
	After-tax	After-tax
	Earnings	Earnings
Investments that own 2009 Era Plants
14 2009 Not in active production during 2021	$—	$—
Investments that own 2011 Era Plants
21 2011 Under long-term production contracts	58.0	66.0
Chem-Mod royalty income, net of noncontrolling interests	12.0	14.0

The estimated earnings information in the table reflects management’s current best estimate of the 2021 low and high ranges of after‑tax earnings based on early production estimates from the host utilities, other operating assumptions, including current U.S. federal income tax laws. However, coal-fired power plants may not ultimately produce refined fuel at estimated levels due to seasonal electricity demand, production costs, natural gas prices, weather conditions, as well as many other operational, regulatory and environmental compliance reasons.  Future changes in EPA regulations or U.S. federal income tax laws might materially impact these estimates.  Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 20, 21 and 22 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2020, for a more detailed discussion of these and other factors that could impact the information above.

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

In light of the economic uncertainty caused by COVID-19, subsequent to the first quarter of 2020, we preserved liquidity during 2020 by reducing capital expenditures for the remainder of 2020 and made working capital process changes such as moving more cash into the U.S. from our international operations, pursued collections on receivables from our customers and partners and renegotiated longer payment terms on vendor payables.  We also slowed down our acquisition program in the second and third quarters of 2020.  Some of these initiatives and trends continued into first quarter 2021 and will continue in the foreseeable future.  We believe we have sufficient liquidity on hand to continue business operations during this uncertain period.  If we experience a significant reduction in revenue in the future, we have additional alternatives to maintain liquidity, including use of common stock to fund future acquisitions.

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements.  We believe that our cash flows from operations and borrowings under our Credit Agreement (defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future.  To fund acquisitions made during 2020 and for the three-month period ended March 31, 2021, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuances of our common stock.

Cash provided by operating activities was $286.3 and $108.6 million for the three-month periods ended March 31, 2021 and 2020, respectively.  The increase in cash provided by operating activities during the three‑month period ended March 31, 2021 compared to the same period in 2020 was primarily due to timing differences between periods in the payment of accrued compensation and other accrued liabilities compared to the same period in 2020.  During the three-month period ended March 31, 2020, we paid annual bonus payments relating to 2019.  Annual bonus amounts relating to 2020 were paid in second quarter 2021.  During 2020 and for the three‑month period ended March 31, 2021, we managed our working capital in terms of receivables and payables as a cautionary step to protect liquidity during this uncertain period.  During the three-month period ended March 31, 2021, employee matching contributions to the 401(k) plan of $63.6 million relating to 2020 were funded using common stock.  During the three-month period ended March 31, 2020, employee matching contributions to the 401(k) plan of $59.4 million relating to 2019 were funded using cash.

Cash provided by operating activities for the three-month period ended March 31, 2021 was unfavorably impacted by timing differences in the receipts and disbursements of client fiduciary related balances in 2021 compared to 2020.  The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for the three-month period ended March 31, 2021 with the same period in 2020 (in millions):

	Three-month period ended March 31,
	2021	2020
Net change in premiums and fees receivable	$(1,691.3)	$(2,055.8)
Net change in premiums payable to underwriting enterprises	1,208.2	1,863.1
Net cash used by the above	$(483.1)	$(192.7)

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

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non‑cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows.  Consolidated EBITDAC was $614.8 million and $489.9 million for the three-month periods ended March 31, 2021 and 2020, respectively.  Net earnings attributable to controlling interests were $382.1 million and $346.3 million for the three-month periods ended March 31, 2021 and 2020, respectively.  We believe that EBITDAC items are indicators of trends in liquidity.  From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity.  Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable.  We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us.  In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC.  The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan.  We are not required to make any minimum contributions to the plan for the 2021 plan year, nor were we required to make any minimum contributions to the plan for the 2020 plan year.  Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding.  The plan’s actuaries determine contribution rates based on our funding practices and requirements.  Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan.  In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the three-month periods ended March 31, 2021 and 2020. We are not considering making any discretionary contributions to the plan in 2021, but may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Capital expenditures were $27.2 million and $29.5 million for the three-month periods ended March 31, 2021 and 2020, respectively.  In 2021, we expect total expenditures for capital improvements to be approximately $140.0 million, part of which is related to expenditures on office moves and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $395.6 million and $76.2 million in the three‑month periods ended March 31, 2021 and 2020, respectively.  In addition, during the three-month period ended March 31, 2021, we issued 0.6 million shares ($66.9 million) of our common stock as payment for a portion of the total consideration paid for 2021 acquisitions and earnout payments made in 2021.  During the three-month period ended March 31, 2020, we issued 0.7 million shares ($72.4 million) of our common stock as payment for consideration paid for 2020 acquisitions and earnout payments made in 2020.  We completed six acquisitions and eight acquisitions in the three-month periods ended March 31, 2021 and 2020, respectively.  Annualized revenues of businesses acquired in the three-month periods ended March 31, 2021 and 2020 totaled approximately $103.7 million and $124.2 million, respectively.  During 2020, the company made the decision to fund the majority of the consideration paid for acquisitions and earnout payments made using company stock to preserve cash.  For the remainder of 2021, we expect to use cash from operations, our Credit Agreement, new debt and our common stock, or a combination thereof to fund all of the acquisitions we complete.

If liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.

Dispositions - During the three-month periods ended March 31, 2021 and 2020, we sold several books of business and recognized net gains of $4.1 million and $0.2 million, respectively. We received net cash proceeds of $5.3 million and $1.1 million related to the 2021 and 2020 transactions, respectively.

Clean Energy Investments - During the period from 2009 through 2020, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45.  Our current estimate of the 2021 annual adjusted net after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2021, is $70.0 million to $80.0 million.  The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants.  We anticipate positive net cash flow related to IRC Section 45 activity in 2021.  However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time.  Nonetheless, if current ownership interests remain the same, if capital expenditures related to redeployment and relocation of refined coal plants remain as currently anticipated, and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows through at least 2025.  While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall.  Please see “Clean energy investments” on pages 54 and 55 for a more detailed description of these investments and their risks and uncertainties.  Please see “Other Information” on page 37 for the cash flow impact of the expiration of laws governing tax credits.

Cash Flows From Financing Activities

On June 7, 2019, we entered into an amendment and restatement to our multicurrency credit agreement dated April 8, 2016 (which we refer to as the Credit Agreement).  On August 27, 2020, we entered into an amendment to the Credit Agreements.

There were no borrowings outstanding under the Credit Agreement at March 31, 2021.  Due to the outstanding letters of credit, $1,185.8 million remained available for potential borrowings under the Credit Agreement at March 31, 2021.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time.  In the three-month period ended March 31, 2021, we borrowed $430.0 million and repaid $430.0 million under our Credit Agreement.  In the three-month period ended March 31, 2020, we borrowed $1,730.0 million and repaid $1,970.0 million under our Credit Agreement.  Principal uses of the 2021 and 2020 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On September 16, 2020, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries.  The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from July 18, 2021 to September 15, 2022, added six-months variable limits to Facility B NZ$ beginning in 2021 and increased the total commitment for the AU$ denominated tranche from AU$245.0 million to AU$310.0 million. The Premium Financing Debt Facility is comprised of: (i) Facility B, is separated into AU$260.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$50.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. At March 31, 2021, AU$175.0 million and NZ$0.0 million of borrowings were outstanding under Facility B, AU$10.0 million of borrowings outstanding under Facility C and NZ$14.0 million of borrowings were outstanding under Facility D, which in aggregate amount to US$151.3 million of borrowings outstanding under the Premium Financing Debt Facility.

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

On February 10, 2021, we closed a private placement of $100.0 million aggregate principal amount of unsecured senior notes.  The unsecured senior notes were issued with an interest rate of 2.44% and are due in 2036.  We used the proceeds of these offerings in part to fund the $75.0 million February 10, 2021 Series D note maturity, and for acquisitions and general corporate purposes.  The weighted average interest rate is 3.97% after giving effect to a net hedging loss.  In 2018, we entered into a pre-issuance interest rate hedging transaction related to this private placement.  We realized a net cash loss of approximately $22.9 million on the hedging transactions that will be recognized on a pro rata basis as an increase in our reported interest expense over ten years of the total 15‑year notes.

At March 31, 2021, we had $4,373.0 million of corporate‑related borrowings outstanding under separate note purchase agreements entered into during the period from 2011 to 2021, no borrowings outstanding under our credit facility, $151.3 million outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $526.3 million.  See Note 7 to our March 31, 2021 unaudited consolidated financial statements for a discussion of the terms of the note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

Consistent with past practice, as of March 31, 2021, we had entered into pre-issuance hedging transactions of $350.0 million for 2021, $400.0 million for 2022 and $200.0 million for 2023.

The note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants at March 31, 2021.

Dividends - Our board of directors determines our dividend policy.  Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2021, we declared $94.9 million in cash dividends on our common stock, or $0.48 per common share, a 7% increase over the three-month period ended March 31, 2020.  On April 28, 2021, we announced a quarterly dividend for second quarter 2021 of $0.48 per common share. This dividend level in 2021 will result in annualized net cash used by financing activities in 2021 of approximately $374.6 million (based on the number of outstanding shares as of March 31, 2021) or an anticipated increase in cash used of approximately $27.2 million compared to 2020.  We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2019, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock.  The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors.  We make no assurances regarding when, or if, we will issue any shares under this registration statement.  On November 15, 2016, we also filed a shelf registration statement on Form S-4 with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with the future acquisitions of other businesses, assets or securities. At March 31, 2021, 3.7 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in 2008, for up to 10.0 million shares (7.3 million shares remain available).  During the three-month periods ended March 31, 2021 and 2020, we did not repurchase shares of our common stock.  The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions.  We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion.  Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.  See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans.  Proceeds from the issuance of common stock under these plans for the three-month periods ended March 31, 2021 and 2020, were $37.2 million and $23.9 million, respectively.  On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan.  All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP.  Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria.  Stock options with respect to 9.3 million shares (less any shares of restricted stock issued under the LTIP – 1.8 million shares of our common stock were available for this purpose as of March 31, 2021) were available for grant under the LTIP at March 31, 2021.  Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value.  Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the three-month periods ended March 31, 2021 and 2020, and we believe this favorable trend will continue in the foreseeable future.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Beginning with the match paid in 2021, the amount matched by the company will be discretionary and annually determined by management.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $17.3 million and $15.6 million related to the plan in the three-month periods ended March 31, 2021 and 2020, respectively.  Our board of directors authorized the use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we funded in February 2021.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments.  See Note 14 to the March 31, 2021 unaudited consolidated financial statements for a discussion of these obligations and commitments.  In addition, see Note 17 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2020 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Note 14 to the March 31, 2021 unaudited consolidated financial statements for a discussion of our off‑balance sheet arrangements.  In addition, see Notes 8, 14 and 17 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2020 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2021.  We did not have any material dispositions during the three-month period ended March 31, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices.  The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2021 that are sensitive to changes in interest rates.  The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period.  This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks.  The effect of actual changes in these market risk factors may differ materially from our estimates.  In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk.  These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk.  The fair value of our portfolio of cash and cash equivalents at March 31, 2021 approximated its carrying value due to its short-term duration.  We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio.  The resulting fair values were not materially different from their carrying values at March 31, 2021.

At March 31, 2021, we had $4,373.0 million of borrowings outstanding under our various note purchase agreements.  The aggregate estimated fair value of these borrowings at March 31, 2021 was $4,845.6 million due to their long‑term duration and fixed interest rates associated with these debt obligations.  No active or observable market exists for our private placement long-term debt.  Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.  The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time.  The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today.  An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated.  The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at March 31, 2021 and the resulting fair values would have been $783.5 million higher than their carrying value (or $5,156.5 million).  We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at March 31, 2021 and the resulting fair values would have been $188.2 million higher than their carrying value (or $4,561.2 million).

At March 31, 2021, we had $151.3 million of borrowings outstanding under our Premium Financing Debt Facility.  The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at March 31, 2021, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars.  Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding potential foreign exchange rate risks arising from Brexit.  In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies.  Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2021 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $16.3 million.  Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2021 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $4.5 million.  We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars.  We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency.  A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes.  If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary.  The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes.  However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk.  During the three-month periods ended March 31, 2021 and 2020, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues through various future payment dates.  In addition, during the three-month periods ended March 31, 2021 and 2020, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates.  Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged.  All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. In the three-month period ended March 31, 2021 there has been no such effect on our financial presentation.  The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the three-month period ended March 31, 2021.  See Note 13 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at March 31, 2021.

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

Item 1A.  Risk Factors

The risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 should be considered alongside the information contained in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended March 31, 2021:

			Total Number of	Maximum Number
	Total		Shares Purchased	of Shares that May
	Number of	Average	as Part of Publicly	Yet be Purchased
	Shares	Price Paid	Announced Plans	Under the Plans
Period	Purchased (1)	per Share (2)	or Programs (3)	or Programs (3)
January 1 through January 31, 2021	9,566	$117.78	—	7,287,019
February 1 through February 28, 2021	3,278	116.03	—	7,287,019
March 1 through March 31, 2021	271,828	127.14	—	7,287,019
Total	284,672	$126.70	—

(1)

Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement.  Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65.  See Note 10 to the March 31, 2021 unaudited consolidated financial statements in this report for more information regarding the DEPP.  The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards.  Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions.  In the first quarter of 2021, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2021 awards under the DCPP.  The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after‑tax basis.  Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock.  When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock.  We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust.  We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans.  All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency.  The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.

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

Item 6.	Exhibits

Filed with this Form 10‑Q

*10.16	Arthur J. Gallagher & Co., Deferred Equity Participation Plan (as amended and restated as of February 20, 2021).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File formatted in Inline XBRL (included as Exhibit 101).

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: April 29, 2021	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)