Form 10-Q
period 2021-09-30
Arthur J. Gallagher & Co.
filed 2021-10-29
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of September 30, 2021 was approximately 207,278,000.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995.  Forward‑looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.”  You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as: comments regarding the expected benefits of our agreement to acquire the Willis Towers Watson plc treaty reinsurance brokerage operations; the expected consideration to be paid in the proposed acquisition; the size and status of the combined organization within various jurisdictions following the proposed acquisition; required regulatory approvals for the proposed acquisition; the expected timing of the completion of the proposed acquisition; expected duration and costs of integration; the anticipated financing of the proposed acquisition; plans with respect to deploying funds raised through our public offering of common stock on May 17, 2021; market and industry conditions, including competitive and pricing trends; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, audits, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments, including our clean energy investments; human capital management, including diversity and inclusion initiatives; environmental, social and governance matters, including climate-resilience products and services and carbon emissions; and integrating recent acquisitions.  These forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors from the agreement to acquire the Willis Towers Watson plc treaty reinsurance brokerage operations that could impact results include:

•	Risks related to the integration of the operations, businesses and assets acquired in the proposed acquisition into the Company;
•	Risks related to retention of clients following completion of the proposed acquisition;
•

The possibility that the proposed acquisition is not completed when expected or at all because required regulatory approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all;

•	Potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the proposed acquisition;
•

The possibility that our estimates of lost revenue in the operations acquired in the proposed acquisition from breakage due to departing key brokers and other employees and the loss of clients are incorrect and actual lost revenue is greater than expected;

•

The possibility that the anticipated benefits of the proposed acquisition, including cost savings and expected synergies, are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration of the acquired operations;

•

The increased legal and regulatory complexity of entering additional geographic markets, including the risks associated with the labor and employment law frameworks in certain countries where the Company does not currently operate;

•	Conditions imposed in order to obtain required regulatory approvals for the proposed acquisition;
•	Diversion of management’s attention from ongoing business operations and opportunities;
•	The inability to retain certain key employees of the operations acquired in the proposed acquisition or the Company;

•	Competitive responses to the proposed acquisition;
•	Uncertainties as to the timing of the consummation of the proposed acquisition and the ability of each party to consummate the proposed acquisition; and
•	That financial information subsequently presented for the business acquired in the proposed acquisition in our subsequent public filings may be different from that presented herein.

Additional potential factors that could impact results include:

•	The ongoing COVID-19 pandemic, including its effect on the economy, our employees, our clients, the regulatory environment and our operations;
•

A future economic downturn or unstable economic conditions, whatever the cause, including the pace of economic recovery following COVID-19, or other factors like Brexit, worsening international relations, tariffs, trade wars, political violence and unrest in the U.S. or around the world, or climate change and other long-term environmental, social and governance matters and global health risks;

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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, this Quarterly Report on Form 10-Q and any other reports we file with the SEC in the future.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1.	Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended		Nine-month period ended
	September 30,		September 30,
	2021	2020	2021	2020
Commissions	$1,016.2	$889.9	$3,118.7	$2,734.6
Fees	601.7	495.8	1,696.4	1,462.8
Supplemental revenues	61.0	54.7	183.0	164.0
Contingent revenues	43.7	34.5	150.3	117.0
Investment income	20.8	19.0	56.0	53.6
Net gains on divestitures	4.3	3.4	9.0	4.6
Revenues from clean coal activities	357.6	310.8	919.2	652.1
Other net revenues (losses)	0.3	(0.6)	2.4	(0.4)
Revenues before reimbursements	2,105.6	1,807.5	6,135.0	5,188.3
Reimbursements	32.6	41.6	101.7	111.7
Total revenues	2,138.2	1,849.1	6,236.7	5,300.0
Compensation	1,000.5	873.5	2,913.2	2,585.3
Operating	265.6	203.2	752.1	675.7
Reimbursements	32.6	41.6	101.7	111.7
Cost of revenues from clean coal activities	366.1	319.2	944.0	665.8
Interest	60.3	48.1	164.6	148.6
Loss on extinguishment of debt	16.2	—	16.2	—
Depreciation	38.4	36.5	113.7	107.7
Amortization	92.9	97.4	306.1	321.2
Change in estimated acquisition earnout payables	34.2	20.1	63.0	(53.2)
Total expenses	1,906.8	1,639.6	5,374.6	4,562.8
Earnings before income taxes	231.4	209.5	862.1	737.2
Provision (benefit) for income taxes	(7.2)	21.7	28.0	32.2
Net earnings	238.6	187.8	834.1	705.0
Net earnings attributable to noncontrolling interests	13.5	11.2	36.7	28.4
Net earnings attributable to controlling interests	$225.1	$176.6	$797.4	$676.6
Basic net earnings per share	$1.09	$0.92	$3.97	$3.55
Diluted net earnings per share	1.06	0.90	3.88	3.48
Dividends declared per common share	0.48	0.45	1.44	1.35

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended		Nine-month period ended
	September 30,		September 30,
	2021	2020	2021	2020
Net earnings	$238.6	$187.8	$834.1	$705.0
Change in pension liability, net of taxes	0.6	0.4	1.7	1.6
Foreign currency translation, net of taxes	(98.1)	101.9	(9.7)	(28.7)
Change in fair value of derivative investments, net of taxes	4.8	9.5	28.4	(83.7)
Comprehensive earnings	145.9	299.6	854.5	594.2
Comprehensive earnings attributable to noncontrolling interests	13.8	11.7	37.3	29.3
Comprehensive earnings attributable to controlling interests	$132.1	$287.9	$817.2	$564.9

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(Unaudited - in millions)

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$2,735.1	$664.6
Restricted cash	3,277.2	2,909.7
Premiums and fees receivable	7,756.5	6,436.0
Other current assets	1,369.5	1,113.9
Total current assets	15,138.3	11,124.2
Fixed assets - net	454.5	450.7
Deferred income taxes	1,171.4	1,085.8
Other noncurrent assets	854.8	769.9
Right-of-use assets	330.3	373.9
Goodwill	6,627.5	6,127.0
Amortizable intangible assets - net	2,339.0	2,399.9
Total assets	$26,915.8	$22,331.4
Premiums payable to underwriting enterprises	$9,161.7	$7,784.6
Accrued compensation and other current liabilities	1,536.9	1,596.2
Deferred revenue - current	527.1	475.6
Premium financing debt	234.1	203.6
Corporate related borrowings - current	200.0	75.0
Total current liabilities	11,659.8	10,135.0
Corporate related borrowings - noncurrent	5,072.4	4,266.0
Deferred revenue - noncurrent	61.1	65.7
Lease liabilities - noncurrent	281.4	320.9
Other noncurrent liabilities	1,371.0	1,311.1
Total liabilities	18,445.7	16,098.7
Stockholders' equity:
Common stock - issued and outstanding 207.3 shares in 2021 and 193.7 shares in 2020	207.3	193.7
Capital in excess of par value	5,962.3	4,264.4
Retained earnings	2,873.8	2,371.7
Accumulated other comprehensive loss	(623.2)	(643.6)
Stockholders' equity attributable to controlling interests	8,420.2	6,186.2
Stockholders' equity attributable to noncontrolling interests	49.9	46.5
Total stockholders' equity	8,470.1	6,232.7
Total liabilities and stockholders' equity	$26,915.8	$22,331.4

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Nine-month period ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net earnings	$834.1	$705.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(10.2)	(4.1)
Loss on extinguishment of debt	9.7	—
Depreciation and amortization	419.8	428.9
Change in estimated acquisition earnout payables	63.0	(53.2)
Amortization of deferred compensation and restricted stock	48.9	45.1
Stock-based and other noncash compensation expense	9.1	10.1
Payments on acquisition earnouts in excess of original estimates	(29.3)	(14.5)
Effect of changes in foreign exchange rates	3.7	(3.0)
Net change in premiums and fees receivable	(1,129.7)	(1,297.9)
Net change in deferred revenue	36.2	24.9
Net change in premiums payable to underwriting enterprises	1,176.7	1,596.0
Net change in other current assets	(142.7)	(24.5)
Net change in accrued compensation and other current liabilities	56.3	(6.4)
Net change in income taxes payable	(106.8)	61.8
Net change in deferred income taxes	(107.3)	(129.9)
Net change in other noncurrent assets and liabilities	9.7	49.3
Net cash provided by operating activities	1,141.2	1,387.6
Cash flows from investing activities:
Capital expenditures	(103.2)	(79.5)
Cash paid for acquisitions, net of cash and restricted cash acquired	(631.6)	(91.3)
Net proceeds from sales of operations/books of business	14.3	9.0
Net funding of investment transactions	(1.2)	(1.0)
Net cash used by investing activities	(721.7)	(162.8)
Cash flows from financing activities:
Payments on acquisition earnouts	(130.8)	(32.6)
Proceeds from issuance of common stock	1,524.6	83.6
Payments to noncontrolling interests	(28.7)	(76.4)
Dividends paid	(292.2)	(260.1)
Net borrowings on premium financing debt facility	40.3	16.9
Borrowings on line of credit facility	925.0	2,630.0
Repayments on line of credit facility	(925.0)	(3,150.0)
Borrowings of corporate related long-term debt	1,667.6	575.0
Repayments of corporate related long-term debt	(733.0)	(100.4)
Debt acquisition costs	(14.3)	(1.3)
Settlements on terminated interest rate swaps	(31.9)	(65.9)
Net cash provided (used) by financing activities	2,001.6	(381.2)
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	16.9	7.3
Net increase in cash, cash equivalents and restricted cash	2,438.0	850.9
Cash, cash equivalents and restricted cash at beginning of period	3,574.3	2,623.9
Cash, cash equivalents and restricted cash at end of period	$6,012.3	$3,474.8

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

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at June 30, 2021	206.8	$206.8	$5,887.3	$2,749.1	$(530.5)	$41.3	$8,354.0
Net earnings	—	—	—	225.1	—	13.5	238.6
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	5.0	5.0
Dividends paid to noncontrolling interests	—	—	—	—	—	(10.2)	(10.2)
Net change in pension asset/ liability, net of taxes of $0.1 million	—	—	—	—	0.6	—	0.6
Foreign currency translation	—	—	—	—	(98.1)	0.3	(97.8)
Change in fair value of derivative instruments, net of taxes of $1.8 million	—	—	—	—	4.8	—	4.8
Compensation expense related to stock option plan grants	—	—	4.7	—	—	—	4.7
Common stock issued in:
Eight purchase transactions	0.2	0.2	34.9	—	—	—	35.1
Stock option plans	0.2	0.2	7.5	—	—	—	7.7
Employee stock purchase plan	0.1	0.1	14.7	—	—	—	14.8
Deferred compensation and restricted stock	—	—	13.2	—	—	—	13.2
Cash dividends declared on common stock	—	—	—	(100.4)	—	—	(100.4)
Balance at September 30, 2021	207.3	$207.3	$5,962.3	$2,873.8	$(623.2)	$49.9	$8,470.1

See notes to consolidated financial statements

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

Notes to September 30, 2021 Consolidated Financial Statements (Unaudited)

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

We are headquartered in Rolling Meadows, Illinois, have operations in 57 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent insurance brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations.  The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2020, and include all normal recurring adjustments necessary for a fair presentation of the information set forth.  The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year.  These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020.  In the preparation of our unaudited consolidated financial statements as of September 30, 2021, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition and/or disclosure therein.

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

3.  Business Combinations

During the nine-month period ended September 30, 2021, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash.  These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

							Total	Maximum
	Common	Common				Recorded	Recorded	Potential
Name and Effective	Shares	Share		Accrued	Escrow	Earnout	Purchase	Earnout
Date of Acquisition	Issued	Value	Cash Paid	Liability	Deposited	Payable	Price	Payable
	(000s)
Atlas General Holdings, LLC
January 1, 2021 (AGH)	—	$—	$95.2	$—	$5.4	$8.7	$109.3	$35.0
Bollington Wilson Group
February 5, 2021 (BWG)	—	—	328.0	—	1.4	—	329.4	—
LDJ American Online Benefits Group, LLC May 1, 2021 (LDJ)	—	—	38.2	—	7.1	14.8	60.1	20.0
Sixteen other acquisitions completed in 2021	337.0	44.4	157.3	13.1	18.9	34.1	267.8	70.2
	337.0	$44.4	$618.7	$13.1	$32.8	$57.6	$766.6	$125.2

On August 13, 2021, we announced an agreement to acquire the Willis Towers Watson plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets.  We intend to finance the transaction using cash on hand, including the $1.4 billion of net cash raised via the May 17, 2021 follow‑on common stock offering and the $850 million of net cash borrowed via the May 20, 2021 30-year senior note issuance, short-term borrowings and/or capital market transactions.

On May 20, 2021, we closed and funded an offering of $1,500.0 million of unsecured senior notes in two tranches.  The $650.0 million aggregate principal amount of 2.50% Senior Notes were due 2031 (which we refer to as the 2031 Notes) and the $850.0 million aggregate principal amount of 3.50% Senior Notes are due 2051 (which we refer to as the 2051 Notes).  The weighted average interest rate was 3.31% per annum after giving effect to underwriting costs and the net hedge loss.  Prior to the termination of our agreement to acquire certain Willis Towers Watson plc brokerage operations, our intent was to use the net proceeds of this offering to fund this transaction.  In conjunction with the termination of this agreement, on July 29, 2021, we exercised the special option redemption feature for the 2031 Senior Notes.  These notes were redeemed on August 13, 2021 which resulted in a loss on extinguishment of debt of $16.2 million (which is described in further detail in Note 7 below).  We now expect to use the net proceeds of this offering related to the 2051 Notes to fund a portion of the cash consideration payable in connection with the Willis Tower Watson plc treaty reinsurance transaction.

On May 17, 2021, we closed on a follow-on public offering of our common stock whereby 10.3 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $1,437.9 million.  Prior to the termination of our agreement to acquire certain Willis Towers Watson plc brokerage operations, our intent was to use the net proceeds of the offering to fund this acquisition.  We now intend to use the net proceeds of the offering to fund the acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 2.5% to 15.0% for our 2021 acquisitions.  We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rate was 7.0% to 10.5% for all of our 2021 acquisitions.  Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended September 30, 2021 and 2020, we recognized $8.2 million and $5.9 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.  During the nine-month periods ended September 30, 2021 and 2020, we recognized $26.4 million and $24.3  million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.  In addition, during the three-month periods ended September 30, 2021 and 2020, we recognized $26.0 million and $14.2  million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 44  and 55 acquisitions, respectively. In addition, during the nine-month periods ended September 30, 2021 and 2020, we recognized $36.6  million of expense and $77.4  million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 80 and 126 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $1,026.1 million as of September 30, 2021, of which $578.7 million was recorded in the consolidated balance sheet as of September 30, 2021, based on the estimated fair value of the expected future payments to be made, of which approximately $560.5  million can be settled in cash or stock at our option and $18.2  million must be settled in cash.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the nine‑month period ended September 30, 2021 (in millions):

				Sixteen Other
	AGH	BWG	LDJ	Acquisitions	Total
Cash and restricted cash	$32.8	$24.9	$0.7	$11.0	$69.4
Other current assets	112.0	15.3	15.8	51.5	194.6
Fixed assets	7.4	3.8	—	0.2	11.4
Noncurrent assets	1.2	5.3	0.2	6.2	12.9
Goodwill	45.9	257.1	25.7	124.8	453.5
Expiration lists	39.7	81.6	25.4	133.2	279.9
Non-compete agreements	0.3	1.2	0.2	2.1	3.8
Trade names	—	3.4	0.2	1.1	4.7
Total assets acquired	239.3	392.6	68.2	330.1	1,030.2
Current liabilities	129.8	39.6	8.0	49.9	227.3
Noncurrent liabilities	0.2	23.6	0.1	12.4	36.3
Total liabilities assumed	130.0	63.2	8.1	62.3	263.6
Total net assets acquired	$109.3	$329.4	$60.1	$267.8	$766.6

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage markets and in third party claims administration services and increase the volume of general services currently provided.  The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $453.5 million, $279.9 million, $3.8 million and $4.7 million, respectively, within the brokerage and risk management segments.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments.  The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values.  The fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions.  Revenue growth and attrition rates generally ranged from 3.0% to 4.8% and 4.3% to 16.1%, respectively, for our 2020 and 2021 acquisitions for which valuations were performed in 2021.  We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits.  The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business.  These discount rates generally ranged from 9.0% to 17.0% for our 2020 and 2021 acquisitions for which valuations were performed in 2021.  The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization.  We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty.  We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.  We had no impairment of amortizable assets related to the brokerage and risk management segments during the three-month period ended September 30, 2021.   Based on the results of impairment reviews during the three-month period ended September 30, 2020, we wrote off $3.7 million of amortizable assets related to the brokerage and risk management segments.  Based on the results of impairment reviews during the nine-month periods ended September 30, 2021 and 2020, we wrote off $13.1 million and $49.7 million, respectively, of amortizable assets related to the brokerage and risk management segments.

Of the $279.9  million of expiration lists, $3.8 million of non-compete agreements and $4.7 million of trade names related to our acquisitions made during the nine-month period ended September 30, 2021, $118.0  million, $1.6 million and $3.5 million, respectively, is not expected to be deductible for income tax purposes.  Accordingly, we recorded a deferred tax liability of $20.2 million, and a corresponding amount of goodwill, in the nine-month period ended September 30, 2021, related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the nine-month period ended September 30, 2021 include the operations of the entities acquired in the nine-month period ended September 30, 2021 from their respective acquisition dates.  The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2020 (in millions, except per share data):

	Three-month period ended		Nine-month period ended
	September 30,		September 30,
	2021	2020	2021	2020
Total revenues	$2,140.7	$1,899.6	$6,278.4	$5,435.7
Net earnings attributable to controlling interests	225.0	181.6	801.9	685.9
Basic net earnings per share	1.09	0.94	3.99	3.60
Diluted net earnings per share	1.06	0.92	3.90	3.52

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2020, nor are they necessarily indicative of future operating results.  Annualized revenues of entities acquired during the nine-month period ended September 30, 2021 totaled approximately $189.9 million.  For the nine-month period ended September 30, 2021, total revenues and net loss recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the nine-month period ended September 30, 2021, in the aggregate, were $95.8 million and $3.3 million, respectively.

4.  Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	September 30 2021	December 31, 2020
Unbilled receivables	$810.6	$603.1
Deferred contract costs	76.3	102.0
Deferred revenue	588.2	541.3

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

		Risk
	Brokerage	Management	Total
Deferred revenue at December 31, 2020	$354.7	$186.6	$541.3
Incremental deferred revenue	283.3	77.4	360.7
Revenue recognized during the nine-month period ended September 30, 2021 included in deferred revenue at December 31, 2020	(256.5)	(76.8)	(333.3)
Net change in collected billings/deposits received from customers	1.5	7.3	8.8
Impact of change in foreign exchange rates	1.0	—	1.0
Deferred revenue recognized from business acquisitions	9.7	—	9.7
Deferred revenue at September 30, 2021	$393.7	$194.5	$588.2

Revenue recognized during the nine-month period ended September 30, 2021 in the table above included revenue from 2020 acquisitions that would not be reflected in prior periods.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed.  As of September 30, 2021, the aggregate amount of the contract price allocated to remaining performance obligations was $588.2 million.  The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2021 (remaining three months)	$235.6	$89.4	$325.0
2022	135.8	54.6	190.4
2023	19.3	23.4	42.7
2024	1.5	10.6	12.1
2025	0.8	5.9	6.7
Thereafter	0.7	10.6	11.3
Total	$393.7	$194.5	$588.2

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet.  Deferred contract costs were $76.3 million and $102.0 million as of September 30, 2021 and December 31, 2020, respectively.  Capitalized fulfillment costs are amortized to expense on the contract effective date.  The amount of amortization of the deferred contract costs was $328.5 million and $304.0 million for the nine-month periods ended September 30, 2021 and 2020, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment.  These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5.  Other Financial Data

Other Current Assets

Major classes of other current assets consist of the following (in millions):

	September 30, 2021	December 31, 2020
Premium finance advances and loans	$511.8	$442.7
Accrued supplemental, direct bill and other receivables	546.2	361.7
Refined coal production related receivables	108.5	95.4
Deferred contract costs	76.3	102.0
Prepaid expenses	126.7	112.1
Total other current assets	$1,369.5	$1,113.9

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

6.  Intangible Assets

The carrying amount of goodwill at September 30, 2021 and December 31, 2020 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At September 30, 2021
United States	$3,568.9	$64.8	$—	$3,633.7
United Kingdom	1,606.4	15.4	—	1,621.8
Canada	523.0	—	—	523.0
Australia	450.0	11.0	—	461.0
New Zealand	220.5	10.6	—	231.1
Other foreign	154.0	—	2.9	156.9
Total goodwill	$6,522.8	$101.8	$2.9	$6,627.5
At December 31, 2020
United States	$3,399.8	$33.2	$—	$3,433.0
United Kingdom	1,328.3	15.1	—	1,343.4
Canada	492.9	—	—	492.9
Australia	462.1	11.5	—	473.6
New Zealand	221.9	10.7	—	232.6
Other foreign	148.6	—	2.9	151.5
Total goodwill	$6,053.6	$70.5	$2.9	$6,127.0

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2021 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2020	$6,053.6	$70.5	$2.9	$6,127.0
Goodwill acquired during the period	421.9	31.6	—	453.5
Goodwill adjustments due to appraisals and other acquisition adjustments	50.5	—	—	50.5
Goodwill written-off related to sales of business and impairment	(1.0)	—	—	(1.0)
Foreign currency translation adjustments during the period	(2.2)	(0.3)	—	(2.5)
Balance as of September 30, 2021	$6,522.8	$101.8	$2.9	$6,627.5

Major classes of amortizable intangible assets at September 30, 2021 and December 31, 2020 consist of the following (in millions):

	September 30,	December 31,
	2021	2020
Expiration lists	$4,997.2	$4,753.2
Accumulated amortization - expiration lists	(2,727.5)	(2,436.7)
	2,269.7	2,316.5
Non-compete agreements	73.5	75.9
Accumulated amortization - non-compete agreements	(61.9)	(57.8)
	11.6	18.1
Trade names	105.5	107.8
Accumulated amortization - trade names	(47.8)	(42.5)
	57.7	65.3
Net amortizable assets	$2,339.0	$2,399.9

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows (in millions):

2021 (remaining three months)	$96.0
2022	367.7
2023	342.4
2024	306.1
2025	266.2
Thereafter	960.6
Total	$2,339.0

7.  Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):	September 30,	December 31,
	2021	2020
Senior Notes:
Semi-annual payments of interest, fixed rate of 3.50%, balloon due May 20, 2051	850.0	—
Total Senior Notes	850.0	—
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	—	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	30.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	341.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	69.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	79.0
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100.0	—
Semi-annual payments of interest, fixed rate of 2.46%, balloon due May 5, 2036	75.0	—
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	56.0
Total Note Purchase Agreements	4,448.0	4,348.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires June 7, 2024	—	—
Premium Financing Debt Facility - expires September 15, 2023:
Facility B
AUD denominated tranche, interbank rates plus 1.200%	211.9	193.1
NZD denominated tranche, interbank rates plus 1.650%	—	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.680%	11.8	—
NZD denominated tranche, interbank rates plus 0.940%	10.4	10.5
Total Premium Financing Debt Facility	234.1	203.6
Total corporate and other debt	5,532.1	4,551.6
Less unamortized debt acquisition costs on Senior Notes and Note Purchase Agreements	(15.6)	(7.0)
Less unamortized discount on Bonds Payable	(10.0)	—
Net corporate and other debt	$5,506.5	$4,544.6

On May 20, 2021, we closed and funded an offering of $1,500.0 million of unsecured senior notes in two tranches.  The $650.0 million aggregate principal amount of 2.50% Senior Notes were due 2031 (which we refer to as the 2031 Notes) and the $850.0 million aggregate principal amount of 3.50% Senior Notes are due 2051 (which we refer to as the 2051 Notes, and together with the 2031 Notes, the “Notes”).  The weighted average interest rate was 3.31% per annum after giving effect to underwriting costs and the net hedge loss.  In 2018 and 2019, we entered into a pre-issuance interest rate hedging transaction related to these notes.  We realized a net cash loss of approximately $57.8 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over a ten year period.  Prior to the termination our agreement to acquire certain Willis Towers Watson plc brokerage operations, our intent was to use the net proceeds of this offering to fund a portion of the cash consideration payable in connection with this transaction.  We now expect to use the net proceeds of this offering related to the 2051 Notes to fund a portion of the cash consideration payable in connection with the Willis Tower Watson plc treaty reinsurance transaction. The offering of the Notes was made pursuant to a shelf registration statement filed with the SEC.

The 2031 Notes had a special optional redemption whereby we had the option to redeem the 2031 Notes, in whole and not in part, by providing notice of such redemption to the holders of the 2031 Notes within 30 days following a Willis Tower Watson plc transaction termination event, at a redemption price equal to 101% of the aggregate principal amount of the 2031 Notes, plus any accrued and unpaid interest.  In conjunction with the termination of the Willis Towers Watson plc brokerage acquisition agreement, on July 29, 2021, we exercised the special option redemption feature for the 2031 Senior Notes. These notes were redeemed on August 13, 2021.  As a result of the redemption of this debt, we incurred a loss on extinguishment of debt of $16.2 million, which included the redemption price premium of $6.5 million, the unamortized discount amount on the debt issuance and the write-off of all the debt acquisition costs of $9.7 million.  The 2051 Notes are not subject to the special optional redemption.

8.  Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended		Nine-month period ended
	September 30,		September 30,
	2021	2020	2021	2020
Net earnings attributable to controlling interests	$225.1	$176.6	$797.4	$676.6
Weighted average number of common shares outstanding	207.0	191.9	201.0	190.4
Dilutive effect of stock options using the treasury stock method	4.5	4.4	4.5	4.1
Weighted average number of common and common equivalent shares outstanding	211.5	196.3	205.5	194.5
Basic net earnings per share	$1.09	$0.92	$3.97	$3.55
Diluted net earnings per share	$1.06	$0.90	$3.88	$3.48

Anti-dilutive stock-based awards of 1.6 million shares were outstanding at September 30, 2021 that were excluded in the computation of the dilutive effect of stock-based awards for the three-month period then ended. There were no anti-dilutive stock-based awards outstanding at September 30, 2020 that were excluded in the computation of the dilutive effect of stock-based awards for the three‑month period then ended.  Anti-dilutive stock-based awards of 1.2 million and 1.0 million shares were outstanding at September 30, 2021 and 2020 that were excluded in the computation of the dilutive effect of stock-based awards for the nine-month periods then ended.  These stock‑based awards were excluded from the computation because the exercise prices on these stock-based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.8 million at September 30, 2021.

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

During the three-month periods ended September 30, 2021 and 2020, we recognized $4.7 million and $3.4 million, respectively, of compensation expense related to our stock option grants. During the nine-month periods ended September 30, 2021 and 2020, we recognized $12.9 million and $10.1 million, respectively, of compensation expense related to our stock option grants.

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

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  The weighted average fair value per option for all options granted during the nine-month periods ended September 30, 2021 and 2020, as determined on the grant date using the Black-Scholes option pricing model, was $23.38 and $9.99, respectively.

The following is a summary of our stock option activity and related information for 2021 (in millions, except exercise price and year data):

	Nine-month period ended September 30, 2021
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	7.5	$65.09
Granted	1.6	127.90
Exercised	(1.1)	49.30
Forfeited or canceled	(0.1)	86.21
Ending balance	7.9	$80.17	4.05	$539.1
Exercisable at end of period	2.3	$51.05	1.76	$228.0
Ending unvested and expected to vest	5.1	$91.53	4.97	$293.8

Options with respect to 9.5 million shares (less any shares of restricted stock issued under the LTIP - see Note 11 to these unaudited consolidated financial statements) were available for grant under the LTIP at September 30, 2021.

The total intrinsic value of options exercised during the nine-month periods ended September 30, 2021 and 2020 was $93.6 million and $68.7 million, respectively.  As of September 30, 2021, we had approximately $52.4 million of total unrecognized compensation expense related to nonvested options.  We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at September 30, 2021 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$43.71	—	$43.71	1.0	$1.46	$43.71	0.9	43.71
46.17	—	46.17	0.5	0.44	46.17	0.5	46.17
49.55	—	56.86	1.1	2.46	56.83	0.6	56.81
70.74		70.74	1.0	3.46	70.74	0.3	70.74
79.59	—	79.59	1.2	4.45	79.59	—	79.59
86.17	—	86.17	1.5	5.45	86.17	—	86.17
127.90	—	127.90	1.6	6.46	127.90	—	—
$43.71	—	$127.90	7.9	4.05	$80.17	2.3	$51.05

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

In the first quarters of 2021 and 2020, the compensation committee approved $17.0 million and $14.1 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2021 and 2020, respectively.  We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2021 and 2020 awards.  During the three-month periods ended September 30, 2021 and 2020, we charged $3.8 million and $3.0 million, respectively, to compensation expense related to these awards. During the nine‑month periods ended September 30, 2021 and 2020, we charged $10.3 million and $9.0 million, respectively, to compensation expense related to these awards.

In the first quarters of 2021 and 2020, the compensation committee approved $3.2 million and $1.8 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in the first quarters of 2021 and 2020, respectively.  During the three-month periods ended September 30, 2021 and 2020, we charged $0.5 million and $0.7 million, respectively, to compensation expense related to these awards.  During the nine-month periods ended September 30, 2021 and 2020, we charged $1.9 million and $2.1 million, respectively, to compensation expense related to these awards.  There were no distributions from the sub-plans during the nine-month periods ended September 30, 2021 and 2020.

At September 30, 2021 and December 31, 2020, we recorded $74.3 million (related to 2.7 million shares) and $60.5 million (related to 2.6 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet.  The total intrinsic value of our unvested equity-based awards under the plan at September 30, 2021 and December 31, 2020 was $402.8 million and $327.8 million, respectively.  During the nine-month period ended September 30, 2021, cash and equity awards with an aggregate fair value of $10.1 million were vested and distributed to executives under the DEPP.  During the nine-month period ended September 30, 2020, cash and equity awards with an aggregate fair value of $9.8 million were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections.  In the first quarters of 2021 and 2020, the compensation committee approved $7.2 million and $3.0 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the second quarters of 2021 and 2020, respectively.  During the three-month periods ended September 30, 2021 and 2020, we charged $2.9 million and $1.6 million, respectively, to compensation expense related to these awards. During the nine-month periods ended September 30, 2021 and 2020, we charged $7.0 million and $5.0 million, respectively, to compensation expense related to these awards.  There were $6.7 million and $7.3 million of distributions from the DCPP during the nine-month periods ended September 30, 2021 and 2020, respectively.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company.  The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0  million.  At September 30, 2021, 1.8 million shares were available for grant under the LTIP for such awards.

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

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants.  Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements.  During the three-month periods ended September 30, 2021 and 2020, we recognized $6.7 million and $5.5 million, respectively, to compensation expense related to restricted stock unit awards granted in 2015 through 2021. During the nine-month periods ended September 30, 2021 and 2020, we recognized $20.2 million and $17.0 million, respectively, to compensation expense related to restricted stock unit awards granted in 2015 through 2021.  The total intrinsic value of unvested restricted stock units at September 30, 2021 and 2020 was $293.4 million and $221.1 million, respectively. During the three-month period ended September 30, 2021, equity awards (including accrued dividends) with an aggregate value of $0.5 million were vested and distributed to employees under this plan. During the nine‑month periods ended September 30, 2021 and 2020, equity awards (including accrued dividends) with an aggregate value of $48.6 million and $30.6 million, respectively, were vested and distributed to employees under this plan.

Performance Share Awards

On March 16, 2021 and March 12, 2020, pursuant to the LTIP, the compensation committee approved 67,000 and 82,500, respectively, of provisional performance share awards, with an aggregate fair value of $8.6 million and $7.1 million, respectively, for future grants to our officers. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2021 Proxy Statement). Earned shares for the 2021 and 2020 provisional awards will fully vest based on continuous employment through March 16, 2024 and March 12, 2023, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable thereafter.  The 2021 and 2020 awards are subject to a three-year performance period that began on January 1, 2021 and 2020, respectively, and vest on the three-year anniversary of the date of grant (March 16, 2024 and March 12, 2023). For certain of our executive officers age 55 or older, awards are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.  During the three-month periods ended September 30, 2021 and 2020, we recognized $3.1 million and $3.1 million, respectively, to compensation expense related to performance share awards granted in 2017 through 2021.  During the nine-month periods ended September 30, 2021 and 2020, we recognized $9.3 million and $11.6 million, respectively, to compensation expense related to performance share awards granted in 2017 through 2021.  The total intrinsic value of unvested performance share awards at September 30, 2021 and 2020 was $48.3 million and $35.4 million, respectively.  During the nine-month periods ended September 30, 2021 and 2020, equity awards (including accrued dividends) with an aggregate fair value of $19.1 million and $12.5 million, respectively, were vested and distributed to employees under this plan.

Cash Awards

On March 16, 2021, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $18.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (147,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant.  At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program).  At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee.  Granted units for the 2021 provisional award will fully vest based on continuous employment through January 1, 2024.  The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2023, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date.  The fair value of the awarded units will be paid out in cash as soon as practicable in 2024.  If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.  We did not recognize any compensation expense during the nine-month period ended September 30, 2021 related to the 2021 provisional award under the Program.

On March 12, 2020, pursuant to the Program, the compensation committee approved provisional cash awards of $18.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (213,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2020 provisional awards were similar to the terms of the 2021 provisional awards.  Based on our performance for 2020, we granted 208,000 units under the Program in the first quarter of 2021 that will fully vest on January 1, 2023.  During the three and nine-month periods ended September 30, 2021, we recognized $3.2 million and $9.4 million, respectively, to compensation expense related to these awards.

On March 14, 2019, pursuant to the Program, the compensation committee approved provisional cash awards of $16.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (206,800 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2019 provisional awards were similar to the terms of the 2020 provisional awards.  Based on our performance for 2019, we granted 200,000 units under the Program in the first quarter of 2020 that will fully vest on January 1, 2022.  During the three-month periods ended September 30, 2021 and 2020, we recognized $2.8 million and $2.9 million to compensation expense related to these awards, respectively.  During the nine-month periods ended September 30, 2021 and 2020, we recognized $8.8 million and $7.2 million, respectively, to compensation expense related to these awards,

On March 15, 2018, pursuant to the Program, the compensation committee approved provisional cash awards of $15.0 million in the aggregate for future grants to our officers and key employees denominated in units (219,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2018 provisional awards were similar to the terms of the 2019 provisional awards.  Based on our performance, we granted 190,000 units under the Program in the first quarter of 2019 that fully vested on January 1, 2021.  During the three and nine-month periods ended September 30, 2020, we recognized $2.7 million and $6.8 million, respectively, to compensation expense related to these awards.

During the nine-month period ended September 30, 2021, cash awards related to the 2018 provisional award with an aggregate fair value of $17.7 million (176,300 units in the aggregate) were vested and distributed to employees under the Program.  During the nine-month period ended September 30, 2020, cash awards related to the 2017 provisional award with an aggregate fair value of $18.9 million (221,600 units in the aggregate) were vested and distributed to employees under the Program.

12.  Investments

The following is a summary of our investments included in other noncurrent assets in the consolidated balance sheet and the related funding commitments (in millions):

	September 30, 2021		December 31, 2020
		Funding
	Assets	Commitments	Assets
Chem-Mod LLC	$4.0	$—	$4.0
Chem-Mod International LLC	2.0	—	2.0
Clean-coal investments:
Non-controlling interest in a limited liability company that owns one 2011 Era Clean Coal Plant	—	—	0.1
Controlling interest in limited liability companies that own twenty 2011 Era Clean Coal Plants	2.6	—	12.4
Other investments	5.5	0.5	3.9
Total investments	$14.1	$0.5	$22.4

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

We have not received or pledged any collateral related to derivative arrangements at September 30, 2021.

The notional and fair values of derivatives designated as hedging instruments are as follows at September 30, 2021 and December 31, 2020 (in millions):

		Derivative Assets		Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At September 30, 2021
Interest rate contracts	$1,000.0	Other current assets	$5.9	Accrued compensation and other current liabilities	$0.3
		Other noncurrent assets	5.9	Other noncurrent liabilities	4.2
Foreign exchange contracts (1)	22.5	Other current assets	4.5	Accrued compensation and other current liabilities	0.9
		Other noncurrent assets	1.9	Other noncurrent liabilities	4.4
Total	$1,022.5		$18.2		$9.8
At December 31, 2020
Interest rate contracts	$550.0	Other current assets	$—	Accrued compensation and other current liabilities	$54.5
		Other noncurrent assets	—	Other noncurrent liabilities	10.9
Foreign exchange contracts (1)	48.6	Other current assets	5.9	Accrued compensation and other current liabilities	0.6
		Other noncurrent assets	7.8	Other noncurrent liabilities	3.3
Total	$598.6		$13.7		$69.3

(1)

Included within foreign exchange contracts at September 30, 2021 were $365.8 million of call options, offset with $365.8 million of put options, and $12.1 million of buy forwards, offset with $34.6 million of sell forwards.  Included within foreign exchange contracts at December 31, 2020 were $354.7 million of call options, offset with $354.7 million of put options, and $9.0 million of buy forwards, offset with $57.6 million of sell forwards.

The effect of cash flow hedge accounting on accumulated other comprehensive loss for the three and nine-month periods ended September 30, 2021 and 2020 were as follows (in millions):

			Amount of
		Amount of	Gain (Loss)
		Loss	Recognized
	Amount of	Reclassified	in Earnings
	Gain (Loss)	from	Related to
	Recognized in	Accumulated	Amount
	Accumulated	Other	Excluded
	Other	Comprehensive	from
	Comprehensive	Loss into	Effectiveness	Statement of Earnings
Instrument	Loss (1)	Earnings	Testing	Classification
Three-month period ended September 30, 2021
Interest rate contracts	$11.2	$(0.3)	$—	Interest expense
Foreign exchange contracts	(5.6)	(0.4)	0.2	Commission revenue
		(0.1)	0.2	Compensation expense
		(0.2)	0.1	Operating expense
Total	$5.6	$(1.0)	$0.5
Three-month period ended September 30, 2020
Interest rate contracts	$3.4	$(0.3)	$—	Interest expense
Foreign exchange contracts	7.0	(0.4)	(0.1)	Commission revenue
		(0.4)	0.4	Compensation expense
		(0.3)	0.4	Operating expense
Total	$10.4	$(1.4)	$0.7

Nine-month period ended September 30, 2021
Interest rate contracts	$45.3	$(0.9)	$—	Interest expense
Foreign exchange contracts	(11.7)	(2.7)	—	Commission revenue
		(0.6)	0.8	Compensation expense
		(0.5)	0.6	Operating expense
Total	$33.6	$(4.7)	$1.4
Nine-month period ended September 30, 2020
Interest rate contracts	$(104.7)	$(0.9)	$—	Interest expense
Foreign exchange contracts	(10.3)	(0.9)	(0.4)	Commission revenue
		(1.2)	1.0	Compensation expense
		(0.9)	0.8	Operating expense
Total	$(115.0)	$(3.9)	$1.4

(1)

For the three and nine-month periods ended September 30, 2021, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of zero and $1.2 million, respectively.  For the three and nine-month periods ended September 30, 2020, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of $0.4 million and $0.8 million, respectively.

We estimate that approximately $8.1 million of pretax loss currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

14.  Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments.  Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase obligations at September 30, 2021 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$850.0	$850.0
Note purchase agreements	—	200.0	250.0	475.0	200.0	3,323.0	4,448.0
Credit Agreement	—	—	—	—	—	—	—
Premium Financing Debt Facility	234.1	—	—	—	—	—	234.1
Interest on debt	59.9	217.7	208.7	192.0	177.4	1,406.9	2,262.6
Total debt obligations	294.0	417.7	458.7	667.0	377.4	5,579.9	7,794.7
Operating lease obligations	21.8	102.0	81.9	59.5	45.5	88.2	398.9
Less sublease arrangements	(0.3)	(0.8)	(0.6)	(0.3)	(0.2)	(0.5)	(2.7)
Outstanding purchase obligations	33.5	68.9	47.3	30.7	22.9	37.4	240.7
Total contractual obligations	$349.0	$587.8	$587.3	$756.9	$445.6	$5,705.0	$8,431.6

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

Senior Notes, Note Purchase Agreements, Credit Agreement and Premium Financing Debt Facility - See Note 7 to these unaudited consolidated financial statements for a summary of the amounts outstanding under the Senior Notes, Note purchase agreements, the Credit Agreement and Premium Financing Debt Facility.  On July 29, 2021, we exercised the special option redemption feature for the 2031 Senior Notes (which is described in further detail in Note 7).  These notes were redeemed on August 13, 2021.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time.  The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at September 30, 2021. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of September 30, 2021 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2021	2022	2023	2024	2025	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$15.1	$15.1
Financial guarantees	0.3	1.4	1.5	2.3	0.2	0.2	5.9
Funding commitments	0.5	—	—	—	—	—	0.5
Total commitments	$0.8	$1.4	$1.5	$2.3	$0.2	$15.3	$21.5

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

Since January 1, 2002, we have acquired 602 companies, all of which were accounted for using the acquisition method for recording business combinations.  Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations.  For all of our acquisitions made in the period from 2017 to 2021 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition.  The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date.  The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,026.1 million, of which $578.7 million was recorded in our consolidated balance sheet as of September 30, 2021 based on the estimated fair value of the expected future payments to be made, of which approximately $560.5 million can be settled in cash or stock at our option and $18.2 million must be settled in cash.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation.  As a result, these investments are accounted for under the equity method.  None of these unconsolidated investments had any outstanding debt at September 30, 2021 or December 31, 2020, that was recourse to us.

At September 30, 2021, we had posted two letters of credit totaling $9.4 million, in the aggregate, related to our self‑insurance deductibles, for which we had a recorded liability of $18.7 million.  We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations.  At September 30, 2021, we had posted six letters of credit totaling $4.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.9 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease.  These letters of credit have never been drawn upon.

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

In July 2019, Midwest Energy Emissions Corp. and MES Inc. (which we refer to together as Midwest Energy) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against us, Chem‑Mod LLC and numerous other related and unrelated parties.  The complaint alleges that the named defendants’ infringe patents held exclusively by Midwest Energy and seeks unspecified damages and injunctive relief.  The case is in discovery.  We continue to defend this matter vigorously.  Litigation is inherently uncertain and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us.  We believe the probability of a material loss is remote.

As previously disclosed, our IRC 831(b) (or “micro-captive”) advisory services business has been under audit by the IRS since 2013. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. Additionally, the IRS is conducting a criminal investigation related to IRC 831(b) micro-captive underwriting enterprises. We have been advised that we are not a target of the criminal investigation. We are fully cooperating with both matters. While we are not able to reasonably estimate the amount of any potential loss in connection with these matters, we do not expect any such loss to be material.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business.  Currently we retain the first $15.0 million of every E&O claim up to $15.0 million.  In addition, we retain, in aggregate: up to another $2.0 million between $15.0 million and $100.0 million, plus up to another $20.0 million between $100.0 million and $225.0 million, and up to another $10.0 million between $225.0 million and $365.0  million. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured.  We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future.  Our E&O reserve in the September 30, 2021 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $2.8 million and below the upper end of the actuarial range by $7.4 million.  In addition to this E&O reserve, in the nine-month period ended September 30, 2021, we established provisions for potential unusual pandemic related claim defense and other costs.  We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity.  Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29.  We recorded tax benefits in connection with our ownership in these investments.  At September 30, 2021, we had exposure on $108.0 million of previously earned tax credits.  Under the TCJA, a portion of these previously earned tax credits were refunded in 2019 for tax year 2018, according to a specific formula.  Under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was passed on March 27, 2020, we accelerated the refund of all remaining credits on April 17, 2020, and the remaining credits were refunded to us in the second quarter of 2020.  In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS.  However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our September 30, 2021 consolidated balance sheet related to this exposure.

15.  Supplemental Disclosures of Cash Flow Information

	Nine-month period ended September 30,
Supplemental disclosures of cash flow information (in millions):	2021	2020
Interest paid	$150.4	$144.8
Income taxes paid, net	235.2	65.6

The following is a reconciliation of our end of period cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the nine-month periods ended September 30, 2021 and 2020 (in millions):

	September 30,
	2021	2020
Cash and cash equivalents	$2,735.1	$629.9
Restricted cash	3,277.2	2,844.9
Total cash, cash equivalents and restricted cash	$6,012.3	$3,474.8

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Beginning with the match paid in 2021, the amount matched by the company will be discretionary and annually determined by management.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document.  Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock.  We expensed (net of plan forfeitures) $51.8 million and $45.9 million related to the plan in the nine-month periods ended September 30, 2021 and 2020, respectively.  Our board of directors authorized the use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we funded in February 2021.  During second quarter 2021, our board of directors authorized a 5.0% employer match on eligible compensation to the 401(k) plan for the 2021 plan year and the possible use of common stock to fund our 2021 employer matching contributions, which is expected to be funded in February 2022.

16.  Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following:

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Loss
Balance as of December 31, 2020	$(56.1)	$(491.1)	$(96.4)	$(643.6)
Net change in period	1.7	(9.7)	28.4	20.4
Balance as of September 30, 2021	$(54.4)	$(500.8)	$(68.0)	$(623.2)

The foreign currency translation during the nine-month period ended September 30, 2021 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in the U.K., Australia, Canada, New Zealand, the Caribbean, India and other non-U.S. locations.

During the nine-month periods ended September 30, 2021 and 2020, $4.3 million and $4.6 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings.  During the nine-month periods ended September 30, 2021 and 2020, $4.7 million and $3.9 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings.  During the nine-month periods ended September 30, 2021 and 2020, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

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

Financial information relating to our segments for the three and nine-month periods ended September 30, 2021 and 2020 is as follows (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2021	2020	2021	2020
Brokerage
Total revenues	$1,499.7	$1,294.6	$4,500.1	$3,931.3
Earnings before income taxes	$334.5	$276.4	$1,114.5	$935.0
Identifiable assets at September 30, 2021 and 2020			$21,184.7	$18,641.2
Risk Management
Total revenues	$280.6	$244.3	$815.0	$717.0
Earnings before income taxes	$29.5	$25.3	$87.0	$64.1
Identifiable assets at September 30, 2021 and 2020			$1,079.7	$964.5
Corporate
Total revenues	$357.9	$310.2	$921.6	$651.7
Loss before income taxes	$(132.6)	$(92.2)	$(339.4)	$(261.9)
Identifiable assets at September 30, 2021 and 2020			$4,651.4	$2,209.2
Total
Total revenues	$2,138.2	$1,849.1	$6,236.7	$5,300.0
Earnings before income taxes	$231.4	$209.5	$862.1	$737.2
Identifiable assets at September 30, 2021 and 2020			$26,915.8	$21,814.9

Disaggregation of Revenue

We disaggregate our revenue from contracts with clients by type and geographic location for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenues by type and segment for the three-month period ended September 30, 2021 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,016.2	$—	$—	$1,016.2
Fees	353.8	247.9	—	601.7
Supplemental revenues	61.0	—	—	61.0
Contingent revenues	43.7	—	—	43.7
Investment income	20.7	0.1	—	20.8
Net gains on divestitures	4.3	—	—	4.3
Revenues from clean coal activities	—	—	357.6	357.6
Other net revenues	—	—	0.3	0.3
Revenues before reimbursements	1,499.7	248.0	357.9	2,105.6
Reimbursements	—	32.6	—	32.6
Total revenues	$1,499.7	$280.6	$357.9	$2,138.2

Revenues by type and segment for the nine-month period ended September 30, 2021 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$3,118.7	$—	$—	$3,118.7
Fees	983.4	713.0	—	1,696.4
Supplemental revenues	183.0	—	—	183.0
Contingent revenues	150.3	—	—	150.3
Investment income	55.8	0.2	—	56.0
Net gains on divestitures	8.9	0.1	—	9.0
Revenues from clean coal activities	—	—	919.2	919.2
Other net revenues	—	—	2.4	2.4
Revenues before reimbursements	4,500.1	713.3	921.6	6,135.0
Reimbursements	—	101.7	—	101.7
Total revenues	$4,500.1	$815.0	$921.6	$6,236.7

Revenues by geographical location and segment for the three-month period ended September 30, 2021 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,000.3	$233.9	$357.9	$1,592.1
United Kingdom	276.5	12.1	—	288.6
Australia	62.4	29.6	—	92.0
Canada	68.1	1.6	—	69.7
New Zealand	41.0	3.4	—	44.4
Other foreign	51.4	—	—	51.4
Total revenues	$1,499.7	$280.6	$357.9	$2,138.2

Revenues by geographical location and segment for the nine-month period ended September 30, 2021 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$2,919.3	$672.9	$921.6	$4,513.8
United Kingdom	895.0	35.0	—	930.0
Australia	187.1	91.6	—	278.7
Canada	215.5	4.4	—	219.9
New Zealand	118.9	11.1	—	130.0
Other foreign	164.3	—	—	164.3
Total revenues	$4,500.1	$815.0	$921.6	$6,236.7

Revenues by type and segment for the three-month period ended September 30, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$889.9	$—	$—	$889.9
Fees	293.2	202.6	—	495.8
Supplemental revenues	54.7	—	—	54.7
Contingent revenues	34.5	—	—	34.5
Investment income	18.9	0.1	—	19.0
Net gains on divestitures	3.4	—	—	3.4
Revenues from clean coal activities	—	—	310.8	310.8
Other net losses	—	—	(0.6)	(0.6)
Revenues before reimbursements	1,294.6	202.7	310.2	1,807.5
Reimbursements	—	41.6	—	41.6
Total revenues	$1,294.6	$244.3	$310.2	$1,849.1

Revenues by type and segment for the nine-month period ended September 30, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$2,734.6	$—	$—	$2,734.6
Fees	858.1	604.7	—	1,462.8
Supplemental revenues	164.0	—	—	164.0
Contingent revenues	117.0	—	—	117.0
Investment income	53.0	0.6	—	53.6
Net gains on divestitures	4.6	—	—	4.6
Revenues from clean coal activities	—	—	652.1	652.1
Other net losses	—	—	(0.4)	(0.4)
Revenues before reimbursements	3,931.3	605.3	651.7	5,188.3
Reimbursements	—	111.7	—	111.7
Total revenues	$3,931.3	$717.0	$651.7	$5,300.0

Revenues by geographical location and segment for the three-month period ended September 30, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$866.6	$203.9	$310.2	$1,380.7
United Kingdom	230.8	9.8	—	240.6
Australia	56.6	26.2	—	82.8
Canada	57.1	1.4	—	58.5
New Zealand	37.0	3.0	—	40.0
Other foreign	46.5	—	—	46.5
Total revenues	$1,294.6	$244.3	$310.2	$1,849.1

Revenues by geographical location and segment for the nine-month period ended September 30, 2020 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$2,613.3	$602.2	$651.7	$3,867.2
United Kingdom	746.2	29.4	—	775.6
Australia	156.6	72.5	—	229.1
Canada	171.5	3.9	—	175.4
New Zealand	103.0	9.0	—	112.0
Other foreign	140.7	—	—	140.7
Total revenues	$3,931.3	$717.0	$651.7	$5,300.0

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three and nine-month periods ended September 30, 2021. Readers should review this information in conjunction with the September 30, 2021 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2020.

Prior Year Discussion of Results and Comparisons

For Information on fiscal third quarter 2020 results and similar comparisons, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-Q for the fiscal three and nine-month periods ended September 30, 2020.

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

•

Transaction-related costs associated with the due diligence and pre-closing integration preparation for its pending agreement to acquire Willis Towers Watson plc treaty reinsurance brokerage operations and the previous terminated agreement to acquire certain Willis Towers Watson plc reinsurance and other brokerage operations.

•	Workforce related charges, which primarily include severance costs (either accrued or paid) related to employee terminations and other costs associated with redundant workforce.
•	Lease termination related charges, which primarily include costs related to terminations of real estate leases and abandonment of leased space.
•

Acquisition related adjustments, which include change in estimated acquisition earnout payables adjustments, impairment charges and acquisition related compensation charges.  For third quarter 2021, this adjustment also includes the impact of an acquisition valuation analysis and corresponding adjustments.

•

The impact of foreign currency translation, as applicable.  The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same period in the prior year.

•

Income tax related changes, which represents the impact in second quarter 2021 of one-time income tax expense associated with the change in the U.K. effective income tax rate from 19% to 25% that is effective in 2023.  It also includes the impact of additional U.K. income tax expense related to the non-deductibility of some acquisition related adjustments made in third quarter 2021.

•

Loss on extinguishment of debt represents costs incurred on the early redemption of the $650 million of 2031 Senior Notes, which included the redemption price premium, the unamortized discount amount on the debt issuance and the write-off of all the debt acquisition costs.

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

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 51 and 57), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on pages 44 and 45), for organic revenue measures (on pages 52 and 57), respectively, for the brokerage and risk management segments), for adjusted EBITDAC margin, adjusted compensation expense and operating expenses, (on pages 53 and 54, respectively, for the brokerage segment and on pages 58 and 59, respectively, for the risk management segment).

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

Overview and Third Quarter 2021 Highlights

We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad.  In the nine-month period ended September 30, 2021, we generated approximately 68% of our revenues for the combined brokerage and risk management segments domestically and 32% internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K.  We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 72%, 13% and 15%, respectively, to revenues during the nine-month period ended September 30, 2021.  Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations.  Investment income is generated from invested cash and fiduciary funds, clean energy and other investments, and interest income from premium financing.

We typically cite the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment.  The third quarter 2021 survey had not been published as of the filing date of this report.  The second quarter 2021 survey indicated that commercial property/casualty rates increased by 8.3% on average.  We expect a similar trend to be noted when the CIAB third quarter 2021 survey report is issued, which would indicate overall continued price firming and hardening in some lines.  The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

We believe increases in property/casualty rates will continue for the remainder of 2021 and into 2022, and if loss trends deteriorate over the coming quarters, it could lead to a more difficult rate and conditions environment in certain lines.  The economies of the U.S. and other countries around the world contracted during 2020 as a result of COVID-19. Global economic conditions in many geographies have improved thus far in 2021, however, worldwide economic activity has yet to rebound to pre-pandemic levels as a result of new COVID-19 variants and supply chain disruptions.  The improving level of economic activity is leading to and is likely to continue to lead to, higher exposure units, inflation, a tight labor market and lower unemployment.  Additionally, we expect that our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world.  Overall, we believe that in a positive rate environment with growing exposure units, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budget.  Based on our experience, there is adequate capacity in the insurance market for most lines of coverage, terms and conditions are tightening, most insurance carriers appear to be making rational pricing decisions and clients can broadly still obtain coverage.  Please also refer to the section entitled “Impact of COVID-19 Pandemic Recovery” below on page 48.

Summary of Financial Results - Three-Month Periods Ended September 30, 2021 and 2020

See the reconciliations of non-GAAP measures on page 46.

(Dollars in millions, except per share data)	3rd Quarter 2021		3rd Quarter 2020		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$1,499.7	$1,495.4	$1,294.6	$1,309.0	16%	14%
Organic revenues		$1,401.9		$1,286.3		9.0%
Net earnings	$253.6		$206.7		23%
Net earnings margin	16.9%		16.0%		+ 94 bpts
Adjusted EBITDAC		$492.4		$437.3		13%
Adjusted EBITDAC margin		32.9%		33.4%		- 48 bpts
Diluted net earnings per share	$1.20	$1.32	$1.05	$1.21	14%	9%
Risk Management Segment
Revenues before reimbursements	$248.0	$248.0	$202.7	$203.6	22%	22%
Organic revenues		$237.2		$203.5		16.6%
Net earnings	$22.0		$18.8		17%
Net earnings margin (before reimbursements)	8.9%		9.3%		- 40 bpts
Adjusted EBITDAC		$48.3		$39.4		23%
Adjusted EBITDAC margin (before reimbursements)		19.5%		19.4%		+ 13 bpts
Diluted net earnings per share	$0.10	$0.12	$0.09	$0.10	11%	20%
Corporate Segment
Diluted net loss per share	$(0.24)	$(0.11)	$(0.24)	$(0.22)
Total Company
Diluted net earnings per share	$1.06	$1.33	$0.90	$1.09	18%	22%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$1.30	$1.44	$1.14	$1.31	14%	10%

Summary of Financial Results - Nine-Month Periods Ended September 30, 2021 and 2020

See the reconciliations of non-GAAP measures on page 47.

(Dollars in millions, except per share data)	Nine-Months 2021		Nine-Months 2020		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$4,500.1	$4,491.2	$3,931.3	$4,034.1	14%	11%
Organic revenues		$4,250.9		$3,964.8		7.2%
Net earnings	$845.6		$708.3		19%
Net earnings margin	18.8%		18.0%		+ 77 bpts
Adjusted EBITDAC		$1,579.6		$1,353.4		17%
Adjusted EBITDAC margin		35.2%		33.6%		+ 162 bpts
Diluted net earnings per share	$4.09	$4.43	$3.62	$4.03	13%	10%
Risk Management Segment
Revenues before reimbursements	$713.3	$713.2	$605.3	$616.9	18%	16%
Organic revenues		$689.6		$616.3		11.9%
Net earnings	$64.9		$47.8		36%
Net earnings margin (before reimbursements)	9.1%		7.9%		+ 120 bpts
Adjusted EBITDAC		$137.1		$109.8		25%
Adjusted EBITDAC margin (before reimbursements)		19.2%		17.8%		+ 142 bpts
Diluted net earnings per share	$0.31	$0.35	$0.25	$0.27	24%	30%
Corporate Segment
Diluted net loss per share	$(0.52)	$(0.27)	$(0.39)	$(0.36)
Total Company
Diluted net earnings per share	$3.88	$4.51	$3.48	$3.94	11%	14%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$4.40	$4.78	$3.87	$4.30	14%	11%

In our corporate segment, net after-tax earnings from our clean energy investments were $30.8 million and $4.4 million, as reported, in the three-month periods ended September 30, 2021 and 2020, respectively.  In our corporate segment, net after-tax earnings from our clean energy investments were $85.0 million and $61.9 million, as reported, in the nine-month periods ended September 30, 2021 and 2020, respectively.  We anticipate our clean energy investments to generate between $87.0 million and $95.0 million in adjusted net earnings in 2021.  See “Impact of COVID-19 Pandemic Recovery” on page 48.  We expect to use the additional cash flow generated by these earnings to continue our mergers and acquisition strategy in our core brokerage and risk management operations.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three and nine-month periods ended September 30, 2021 with the same periods in 2020.  In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share.  Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 51 and 57, respectively, of this filing.

For the Three-Month Periods Ended September 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net Earnings
	Reimbursements		Net Earnings (Loss)		EBITDAC		(Loss) Per Share
Segment	2021	2020	2021	2020	2021	2020	2021	2020	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$1,499.7	$1,294.6	$253.6	$206.7	$481.2	$411.2	$1.20	$1.05	14%
Net gains on divestitures	(4.3)	(3.4)	(3.4)	(2.6)	(4.3)	(3.4)	(0.02)	(0.01)
Acquisition integration	—	—	4.6	4.6	5.8	6.1	0.02	0.02
Workforce and lease termination	—	—	3.3	9.2	3.9	12.0	0.01	0.05
Acquisition related adjustments	—	—	22.5	18.5	5.8	5.7	0.11	0.09
Levelized foreign currency translation	—	17.8	—	2.5	—	5.7	—	0.01
Brokerage, as adjusted *	1,495.4	1,309.0	280.6	238.9	492.4	437.3	1.32	1.21	9%
Risk Management, as reported	248.0	202.7	22.0	18.8	43.7	38.2	0.10	0.09	11%
Workforce and lease termination	—	—	4.0	0.9	4.5	1.1	0.02	0.01
Acquisition related adjustments	—	—	(0.1)	(0.5)	0.1	—	—	—
Levelized foreign currency translation	—	0.9	—	0.1	—	0.1	—	—
Risk Management, as adjusted *	248.0	203.6	25.9	19.3	48.3	39.4	0.12	0.10	20%
Corporate, as reported	357.9	310.2	(37.0)	(37.7)	(51.5)	(37.8)	(0.24)	(0.24)
Loss on extinguishment of debt	—	—	12.2	—	—	—	0.06	—
Transaction-related costs	—	—	8.2	—	11.0	—	0.04	—
Income tax related	—	—	4.9	5.5	—	—	0.03	0.02
Corporate, as adjusted*	357.9	310.2	(11.7)	(32.2)	(40.5)	(37.8)	(0.11)	(0.22)
Total Company, as reported	$2,105.6	$1,807.5	$238.6	$187.8	$473.4	$411.6	$1.06	$0.90	18%
Total Company, as adjusted *	$2,101.3	$1,822.8	$294.8	$226.0	$500.2	$438.9	$1.33	$1.09	22%
Total Brokerage & Risk
Management, as reported	$1,747.7	$1,497.3	$275.6	$225.5	$524.9	$449.4	$1.30	$1.14	14%
Total Brokerage & Risk
Management, as adjusted *	$1,743.4	$1,512.6	$306.5	$258.2	$540.7	$476.7	$1.44	$1.31	10%

*

For three-month period ended September 30, 2021, the pretax impact of the brokerage segment adjustments totals $34.0 million, with a corresponding adjustment to the provision for income taxes of $7.0 million relating to these items.  For the three-month period ended September 30, 2021, the pretax impact of the risk management segment adjustments totals $5.3 million, with a corresponding adjustment to the provision for income taxes of $1.4 million relating to these items.  For the three-month period ended September 30, 2021, the pretax impact of the corporate segment adjustments totals $27.2 million, with a corresponding adjustment to the provision for income taxes of $1.9 million relating to these items and the income tax related item noted on page 64 in note (3).  A detailed reconciliation of the 2021 provision for income taxes is shown on page 46.

*

For the three-month period ended September 30, 2020, the pretax impact of the brokerage segment adjustments totals $42.2 million, with a corresponding adjustment to the provision for income taxes of $10.0 million relating to these items.  For the three-month period ended September 30, 2020, the pretax impact of the risk management segment adjustments totals $0.6 million, with a corresponding adjustment to the provision for income taxes of $0.1 million relating to these items.  There is no pretax impact of the corporate segment adjustments, but there is an adjustment to the benefit for income taxes of $5.5 million relating to the income tax related item noted on page 64 in note (3).  A detailed reconciliation of the 2020 provision for income taxes is shown on page 46.

For the Nine-Month Periods Ended September 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net Earnings
	Reimbursements		Net Earnings (Loss)		EBITDAC		(Loss) Per Share
Segment	2021	2020	2021	2020	2021	2020	2021	2020	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$4,500.1	$3,931.3	$845.6	$708.3	$1,539.6	$1,255.6	$4.09	$3.62	13%
Net gains on divestitures	(8.9)	(4.6)	(7.0)	(3.6)	(8.9)	(4.6)	(0.03)	(0.02)
Acquisition integration	—	—	12.5	14.8	16.1	19.5	0.06	0.08
Workforce and lease termination	—	—	11.9	25.7	13.2	33.5	0.06	0.13
Acquisition related adjustments	—	—	52.3	24.7	19.6	14.4	0.25	0.13
Levelized foreign currency translation	—	107.4	—	16.8	—	35.0	—	0.09
Brokerage, as adjusted *	4,491.2	4,034.1	915.3	786.7	1,579.6	1,353.4	4.43	4.03	10%
Risk Management, as reported	713.3	605.3	64.9	47.8	131.1	101.7	0.31	0.25	24%
Net gains on divestitures	(0.1)	—	(0.1)	—	(0.1)	—	—	—
Workforce and lease termination	—	—	5.0	4.8	5.8	6.4	0.03	0.02
Acquisition related adjustments	—	—	2.0	0.4	0.3	—	0.01	—
Levelized foreign currency translation	—	11.6	—	0.4	—	1.7	—	—
Risk Management, as adjusted *	713.2	616.9	71.8	53.4	137.1	109.8	0.35	0.27	30%
Corporate, as reported	921.6	651.7	(76.4)	(51.1)	(145.0)	(95.8)	(0.52)	(0.39)
Loss on extinguishment of debt	—	—	12.2	—	—	—	0.06	—
Transaction-related costs	—	—	16.9	—	21.2	—	0.08
Income tax related	—	—	24.2	5.5	—	—	0.11	0.03
Corporate, as adjusted*	921.6	651.7	(23.1)	(45.6)	(123.8)	(95.8)	(0.27)	(0.36)
Total Company, as reported	$6,135.0	$5,188.3	$834.1	$705.0	$1,525.7	$1,261.5	$3.88	$3.48	11%
Total Company, as adjusted *	$6,126.0	$5,302.7	$964.0	$794.5	$1,592.9	$1,367.4	$4.51	$3.94	14%
Total Brokerage & Risk
Management, as reported	$5,213.4	$4,536.6	$910.5	$756.1	$1,670.7	$1,357.3	$4.40	$3.87	14%
Total Brokerage & Risk
Management, as adjusted *	$5,204.4	$4,651.0	$987.1	$840.1	$1,716.7	$1,463.2	$4.78	$4.30	11%

*

For the nine-month period ended September 30, 2021 the pretax impact of the brokerage segment adjustments totals $89.5 million, with a corresponding adjustment to the provision for income taxes of $19.8 million relating to these items.  For the nine-month period ended September 30, 2021, the pretax impact of the risk management segment adjustments totals $9.2 million, with a corresponding adjustment to the provision for income taxes of $2.3 million relating to these items. For the nine-month period ended September 30, 2021, the pretax impact of the corporate segment adjustments totals $37.4 million, with a corresponding adjustment to the benefit for income taxes of $15.9 million relating to these items and the income tax related item noted on page 64 in note (3). A detailed reconciliation of the 2021 provision for income taxes is shown on page 47.

*

For the nine-month period ended September 30, 2020, the pretax impact of the brokerage segment adjustments totals $102.6 million, with a corresponding adjustment to the provision for income taxes of $24.2 million relating to these items.  For the nine-month period ended September 30, 2020, the pretax impact of the risk management segment adjustments totals $7.6 million, with a corresponding adjustment to the provision for income taxes of $2.0 million relating to these items.  There is no pretax impact of the corporate segment adjustments, but there is an adjustment to the benefit for income taxes of $5.5 million relating to the income tax related item noted on page 64 in note (3).  A detailed reconciliation of the 2020 provision for income taxes is shown on page 47.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings	Provision		Net Earnings	Net Earnings (Loss)
	Before	(Benefit)		Attributable to	Attributable to	Diluted Net
	Income	for Income	Net	Noncontrolling	Controlling	Earnings (Loss)
	Taxes	Taxes	Earnings (Loss)	Interests	Interests	per Share
Quarter Ended September 30, 2021
Brokerage, as reported	$334.5	$80.9	$253.6	$1.2	$252.4	$1.20
Net gains on divestitures	(4.3)	(0.9)	(3.4)	—	(3.4)	(0.02)
Acquisition integration	5.8	1.2	4.6	—	4.6	0.02
Workforce and lease termination	4.2	0.9	3.3	—	3.3	0.01
Acquisition related adjustments	28.3	5.8	22.5	—	22.5	0.11
Brokerage, as adjusted	$368.5	$87.9	$280.6	$1.2	$279.4	$1.32
Risk Management, as reported	$29.5	$7.5	$22.0	$—	$22.0	$0.10
Workforce and lease termination	5.4	1.4	4.0	—	4.0	0.02
Acquisition related adjustments	(0.1)	—	(0.1)	—	(0.1)	—
Risk Management, as adjusted	$34.8	$8.9	$25.9	$—	$25.9	$0.12
Corporate, as reported	$(132.6)	$(95.6)	$(37.0)	$12.3	$(49.3)	$(0.24)
Loss on extinguishment of debt	16.2	4.0	12.2	—	12.2	0.06
Transaction-related costs	11.0	2.8	8.2	—	8.2	0.04
Income tax rate related	—	(4.9)	4.9	—	4.9	0.03
Corporate, as adjusted	$(105.4)	$(93.7)	$(11.7)	$12.3	$(24.0)	$(0.11)
Quarter Ended September 30, 2020
Brokerage, as reported	$276.4	$69.7	$206.7	$0.9	$205.8	$1.05
Net gains on divestitures	(3.4)	(0.8)	(2.6)	—	(2.6)	(0.01)
Acquisition integration	6.1	1.5	4.6	—	4.6	0.02
Workforce and lease termination	12.0	2.8	9.2	—	9.2	0.05
Acquisition related adjustments	24.2	5.7	18.5	—	18.5	0.09
Levelized foreign currency translation	3.3	0.8	2.5	—	2.5	0.01
Brokerage, as adjusted	$318.6	$79.7	$238.9	$0.9	$238.0	$1.21
Risk Management, as reported	$25.3	$6.5	$18.8	$—	$18.8	$0.09
Workforce and lease termination	1.1	0.2	0.9	—	0.9	0.01
Acquisition related adjustments	(0.6)	(0.1)	(0.5)	—	(0.5)	—
Levelized foreign currency translation	0.1	—	0.1	—	0.1	—
Risk Management, as adjusted	$25.9	$6.6	$19.3	$—	$19.3	$0.10
Corporate, as reported	$(92.2)	$(54.5)	$(37.7)	$10.3	$(48.0)	$(0.24)
Income tax related	—	(5.5)	5.5	—	5.5	0.02
Corporate, as adjusted	$(92.2)	$(60.0)	$(32.2)	$10.3	$(42.5)	$(0.22)

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings	Provision		Net Earnings	Net Earnings (Loss)
	Before	(Benefit)		Attributable to	Attributable to	Diluted Net
	Income	for Income	Net	Noncontrolling	Controlling	Earnings (Loss)
	Taxes	Taxes	Earnings	Interests	Interests	per Share
Nine-Months Ended September 30, 2021
Brokerage, as reported	$1,114.5	$268.9	$845.6	$5.6	$840.0	$4.09
Net gains on divestitures	(8.9)	(1.9)	(7.0)	—	(7.0)	(0.03)
Acquisition integration	16.1	3.6	12.5	—	12.5	0.06
Workforce and lease termination	15.3	3.4	11.9	—	11.9	0.06
Acquisition related adjustments	67.0	14.7	52.3	—	52.3	0.25
Brokerage, as adjusted	$1,204.0	$288.7	$915.3	$5.6	$909.7	$4.43
Risk Management, as reported	$87.0	$22.1	$64.9	$—	$64.9	$0.31
Net gains on divestitures	(0.1)	—	(0.1)	—	(0.1)	—
Workforce and lease termination	6.7	1.7	5.0	—	5.0	0.03
Acquisition related adjustments	2.6	0.6	2.0	—	2.0	0.01
Risk Management, as adjusted	$96.2	$24.4	$71.8	$—	$71.8	$0.35
Corporate, as reported	$(339.4)	$(263.0)	$(76.4)	$31.1	$(107.5)	$(0.52)
Loss on extinguishment of debt	16.2	4.0	12.2	—	12.2	0.06
Transaction-related costs	21.2	4.3	16.9	—	16.9	0.08
Income tax rate related	—	(24.2)	24.2	—	24.2	0.11
Corporate, as adjusted	$(302.0)	$(278.9)	$(23.1)	$31.1	$(54.2)	$(0.27)
Nine-Months Ended September 30, 2020
Brokerage, as reported	$935.0	$226.7	$708.3	$3.1	$705.2	$3.62
Net gains on divestitures	(4.6)	(1.0)	(3.6)	—	(3.6)	(0.02)
Acquisition integration	19.5	4.7	14.8	—	14.8	0.08
Workforce and lease termination	33.5	7.8	25.7	—	25.7	0.13
Acquisition related adjustments	32.2	7.5	24.7	—	24.7	0.13
Levelized foreign currency translation	22.0	5.2	16.8	—	16.8	0.09
Brokerage, as adjusted	$1,037.6	$250.9	$786.7	$3.1	$783.6	$4.03
Risk Management, as reported	$64.1	$16.3	$47.8	$—	$47.8	$0.25
Workforce and lease termination	6.4	1.6	4.8	—	4.8	0.02
Acquisition related adjustments	0.6	0.2	0.4	—	0.4	—
Levelized foreign currency translation	0.6	0.2	0.4	—	0.4	—
Risk Management, as adjusted	$71.7	$18.3	$53.4	$—	$53.4	$0.27
Corporate, as reported	$(261.9)	$(210.8)	$(51.1)	$25.3	$(76.4)	$(0.39)
Income tax related	—	(5.5)	5.5	—	5.5	0.03
Corporate, as adjusted	$(261.9)	$(216.3)	$(45.6)	$25.3	$(70.9)	$(0.36)

Agreement to Acquire the Willis Towers Watson plc Treaty Reinsurance Brokerage Operations

On August 13, 2021, we announced an agreement to acquire the Willis Towers Watson plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets.  We intend to finance the transaction using cash on hand, including the $1.4 billion of net cash raised via the May 17, 2021 follow-on common stock offering, the $850 million of net cash borrowed via the May 20, 2021 30-year senior note issuance, short-term borrowings and/or capital market transactions.  The transaction is subject to customary regulatory approvals and is expected to close during the fourth quarter of 2021.

Impact of COVID-19 Pandemic Recovery

Relative to third quarter 2020, during the third quarter 2021;

•

Nearly all of our brokerage segment operations’ revenues benefited from our clients’ improving business conditions which increases insured exposure units (i.e., insured values, payrolls, employees, miles driven, gross receipts, etc.) and covered lives,

•	Our risk management segment operations’ revenue benefited from our clients’ improving business conditions which increases new arising workers compensation and general liability claims, and
•	Our clean energy investments benefited from higher electricity production due to increased demand for electricity from improving business conditions.

If economic conditions continue to improve, we believe we may also see favorable revenue benefits in our brokerage and risk management segments in the fourth quarter of 2021 relative to the same quarter in 2020.  However, if the economic recovery slows, we could see less revenue benefits than we experienced in second and third quarter 2021.

During the second, third and fourth quarters of 2020 and first quarter of 2021, we realized significant expense savings (totaling approximately $60 million to $75 million per quarter relative to prior year same quarters, adjusted for pro forma full-quarter costs related to acquisitions) as a result of reduced travel, entertainment and advertising expenses, reduced costs from lower employee medical plan utilization, a reduction in workforce, wage controls, and reduced use of external consultants.  During the second and third quarters of 2021, as we increased our business activities relative to second and third quarters of 2020, we saw modest increases in travel and entertainment, full restoration of advertising and more normalized usage of our employee medical plan, resumption of annual support-layer wage increases, increased use of external consultants, and an increase in incentive compensation.  These incremental costs totaled approximately $15 million and $25 million in our brokerage segment relative to second and third quarters of 2020, respectively.  We believe we will see incremental higher brokerage segment costs again in fourth quarter 2021, relative to same quarter in 2020, of approximately $30 million.  However, if the pace of economic recovery accelerates, we could see expense increases greater than estimates provided.

For a discussion of risk and uncertainties relating to COVID‑19 for our business, results of operations and financial condition, see pages 3 and 4.

Results of Operations

Brokerage

The brokerage segment accounted for 72% of our revenues during the nine-month period ended September 30, 2021. Our brokerage segment is primarily comprised of retail and wholesale brokerage operations.  Our brokerage segment generates revenues by:

(i)

Identifying, negotiating and placing all forms of insurance or reinsurance coverage, as well as providing risk-shifting, risk-sharing and risk-mitigation consulting services, principally related to property/casualty, life, health, welfare and disability insurance.  We also provide these services through, or in conjunction with, other unrelated agents and brokers, consultants and management advisors,

(ii)

Acting as an agent or broker for multiple underwriting enterprises by providing services such as sales, marketing, selecting, negotiating, underwriting, servicing and placing insurance coverage on their behalf, and

(iii)

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

Litigation, Regulatory and Taxation Matters

As previously disclosed, our IRC 831(b) (or “micro-captive”) advisory services business has been under audit by the IRS since 2013.  Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations.  Additionally, the IRS is conducting a criminal investigation related to IRC 831(b) micro-captive underwriting enterprises. We have been advised that we are not a target of the criminal investigation. We are fully cooperating with both matters. While we are not able to reasonably estimate the amount of any potential loss in connection with these matters, we do not expect any such loss to be material.

Financial information relating to our brokerage segment results for the three and nine-month periods ended September 30, 2021 as compared to the same periods in 2020, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended September 30,			Nine-month period ended September 30,
Statement of Earnings	2021	2020	Change	2021	2020	Change
Commissions	$1,016.2	$889.9	$126.3	$3,118.7	$2,734.6	$384.1
Fees	353.8	293.2	60.6	983.4	858.1	125.3
Supplemental revenues	61.0	54.7	6.3	183.0	164.0	19.0
Contingent revenues	43.7	34.5	9.2	150.3	117.0	33.3
Investment income	20.7	18.9	1.8	55.8	53.0	2.8
Net gains on divestitures	4.3	3.4	0.9	8.9	4.6	4.3
Total revenues	1,499.7	1,294.6	205.1	4,500.1	3,931.3	568.8
Compensation	827.9	729.5	98.4	2,423.0	2,154.7	268.3
Operating	190.6	153.9	36.7	537.5	521.0	16.5
Depreciation	21.8	18.3	3.5	65.0	53.7	11.3
Amortization	90.8	96.0	(5.2)	300.2	316.8	(16.6)
Change in estimated acquisition earnout payables	34.1	20.5	13.6	59.9	(49.9)	109.8
Total expenses	1,165.2	1,018.2	147.0	3,385.6	2,996.3	389.3
Earnings before income taxes	334.5	276.4	58.1	1,114.5	935.0	179.5
Provision for income taxes	80.9	69.7	11.2	268.9	226.7	42.2
Net earnings	253.6	206.7	46.9	845.6	708.3	137.3
Net earnings attributable to noncontrolling interests	1.2	0.9	0.3	5.6	3.1	2.5
Net earnings attributable to controlling interests	$252.4	$205.8	$46.6	$840.0	$705.2	$134.8
Diluted net earnings per share	$1.20	$1.05	$0.15	$4.09	$3.62	$0.47
Other Information
Change in diluted net earnings per share	14%	36%		13%	18%
Growth in revenues	16%	8%		14%	6%
Organic change in commissions and fees	9%	4%		7%	3%
Compensation expense ratio	55%	56%		54%	55%
Operating expense ratio	13%	12%		12%	13%
Effective income tax rate	24%	25%		24%	24%
Workforce at end of period (includes acquisitions)				26,877	24,384
Identifiable assets at September 30				$21,184.7	$18,641.2
EBITDAC
Net earnings	$253.6	$206.7	$46.9	$845.6	$708.3	$137.3
Provision for income taxes	80.9	69.7	11.2	268.9	226.7	42.2
Depreciation	21.8	18.3	3.5	65.0	53.7	11.3
Amortization	90.8	96.0	(5.2)	300.2	316.8	(16.6)
Change in estimated acquisition earnout payables	34.1	20.5	13.6	59.9	(49.9)	109.8
EBITDAC	$481.2	$411.2	$70.0	$1,539.6	$1,255.6	$284.0

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and nine-month periods ended September 30, 2021 compared to the same periods in 2020 (in millions):

	Three-month period ended September 30,			Nine-month period ended September 30,
	2021	2020	Change	2021	2020	Change
Net earnings, as reported	$253.6	$206.7	23%	$845.6	$708.3	19%
Provision for income taxes	80.9	69.7		268.9	226.7
Depreciation	21.8	18.3		65.0	53.7
Amortization	90.8	96.0		300.2	316.8
Change in estimated acquisition earnout payables	34.1	20.5		59.9	(49.9)
EBITDAC	481.2	411.2	17%	1,539.6	1,255.6	23%
Net gains on divestitures	(4.3)	(3.4)		(8.9)	(4.6)
Acquisition integration	5.8	6.1		16.1	19.5
Acquisition related adjustments	5.8	5.7		19.6	14.4
Workforce and lease termination related charges	3.9	12.0		13.2	33.5
Levelized foreign currency translation	—	5.7		—	35.0
EBITDAC, as adjusted	$492.4	$437.3	13%	$1,579.6	$1,353.4	17%
Net earnings margin, as reported	16.9%	16.0%	+ 94 bpts	18.8%	18.0%	+ 77 bpts
EBITDAC margin, as adjusted	32.9%	33.4%	- 48 bpts	35.2%	33.6%	+ 162 bpts
Reported revenues	$1,499.7	$1,294.6		$4,500.1	$3,931.3
Adjusted revenues - see pages 44 and 45	$1,495.4	$1,309.0		$4,491.2	$4,034.1

Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended September 30, 2021, compared to the same period in 2020, was due to revenues associated with acquisitions that were made in the twelve-month period ended September 30, 2021 ($72.5 million), and to the organic change in base commissions and fee revenues.  The organic change in base commissions and fee revenues was 8.5% and 3.9% for the three-month periods ended September 30, 2021 and 2020, respectively.

The aggregate increase in base commissions and fees for the nine-month period ended September 30, 2021, compared to the same period in 2020, was due to revenues associated with acquisitions that were made in the twelve-month period ended September 30, 2021 ($179.8 million), and to the organic change in base commissions and fee revenues.  The organic change in base commissions and fee revenues was 6.7% and 3.0% for the nine-month periods ended September 30, 2021 and 2020, respectively.

In our property/casualty brokerage operations, during three-month period ended September 30, 2021 we saw continued strong customer retention and new business generation, improving renewal exposure units (i.e., insured values, payrolls, employees, miles driven, gross receipts, etc.), and continued increases in premium rates across most geographies and lines of coverage.  In our employee benefits brokerage operations, during the three-month period ended September 30, 2021, we saw continued improvement in covered lives on renewal business and new consulting and special project work.  We believe these favorable trends should continue for the remainder of 2021; however, if the economic recovery slows or reverses course, we could see our revenue growth soften from first half levels.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three and nine-month periods ended September 30, 2021 include the following (in millions):

	Three-Month Period Ended September 30,			Nine-Month Period Ended September 30,
Organic Revenues (Non-GAAP)	2021	2020	Change	2021	2020	Change
Base Commissions and Fees
Commission and fees, as reported	$1,370.0	$1,183.1	15.8%	$4,102.1	$3,592.7	14.2%
Less commission and fee revenues from acquisitions	(72.5)	—		(179.8)	—
Less divested operations	—	(3.2)		—	(10.6)
Levelized foreign currency translation	—	15.9		—	94.9
Organic base commission and fees	$1,297.5	$1,195.8	8.5%	$3,922.3	$3,677.0	6.7%
Supplemental revenues
Supplemental revenues, as reported	$61.0	$54.7	11.5%	$183.0	$164.0	11.6%
Less supplemental revenues from acquisitions	(0.2)	—		(2.6)	—
Levelized foreign currency translation	—	1.1		—	5.2
Organic supplemental revenues	$60.8	$55.8	9.0%	$180.4	$169.2	6.6%
Contingent revenues
Contingent revenues, as reported	$43.7	$34.5	26.7%	$150.3	$117.0	28.5%
Less contingent revenues from acquisitions	(0.1)	—		(2.1)	—
Levelized foreign currency translation	—	0.2		—	1.6
Organic contingent revenues	$43.6	$34.7	25.7%	$148.2	$118.6	25.0%
Total reported commissions, fees, supplemental revenues and contingent revenues	$1,474.7	$1,272.3	15.9%	$4,435.4	$3,873.7	14.5%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(72.8)	—		(184.5)	—
Less divested operations	—	(3.2)		—	(10.6)
Levelized foreign currency translation	—	17.2		—	101.7
Total organic commissions, fees, supplemental revenues and contingent revenues	$1,401.9	$1,286.3	9.0%	$4,250.9	$3,964.8	7.2%

The following is a summary of brokerage segment acquisition activity for 2021 and 2020:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2021	2020	2021	2020
Number of acquisitions closed	5	5	17	17
Estimated annualized revenues acquired (in millions)	$16.1	$13.1	$139.9	$151.2

We issued 185,000 shares and 225,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions in the three-month periods ended September 30, 2021 and 2020, respectively.  We issued 751,000 shares and 1,199,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions made in the nine-month periods ended September 30, 2021 and 2020, respectively.

On August 13, 2021, we announced an agreement to acquire the Willis Towers Watson plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets.  We intend to finance the transaction using cash in hand, including the $1.4 billion of net cash raised via the May 17, 2021 follow-on common stock offering, the $850 million of net cash borrowed via the May 20, 2021 30-year senior note issuance and short-term borrowing and/or capital market transactions.  The transaction is subject to customary regulatory approvals and is expected to close during the fourth quarter of 2021.

On May 20, 2021, we closed and funded an offering of $1,500.0 million of unsecured senior notes in two tranches.  The $650.0 million aggregate principal amount of 2.50% Senior Notes were due 2031 (which we refer to as 2031 Notes) and the $850.0 million aggregate principal amount of 3.50% Senior Notes are due 2051 (which we refer to as the 2051 Notes).  The weighted average interest rate was 3.31% per annum after giving effect to underwriting costs and the net hedge loss.  Prior to the termination of our agreement to acquire certain Willis Towers Watson plc brokerage operations, our intent was to use the net proceeds of this offering to fund this transaction.  In conjunction with the termination of this agreement, on July 29, 2021, we exercised the special option redemption feature for the 2031 Senior Notes (which is described in further detail in Note 7 to our consolidated financial statements).  These notes were redeemed on August 13, 2021.  We now expect to use the net proceeds of this offering related to the 2051 Notes to fund a portion of the cash consideration payable in connection with the Willis Tower Watson plc treaty reinsurance transaction.

On May 17, 2021, we closed on a follow-on public offering of our common stock whereby 10.3 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $1,437.9 million.  Prior to the termination of our agreement to acquire certain Willis Towers Watson plc brokerage operations, our intent was to use the net proceeds of the offering to fund this acquisition.  We now intend to use the net proceeds of the offering to fund the acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2021, 2020 and 2019 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2021
Reported supplemental revenues	$66.8	$55.2	$61.0		$183.0
Reported contingent revenues	63.3	43.3	43.7		150.3
Reported supplemental and contingent revenues	$130.1	$98.5	$104.7		$333.3
2020
Reported supplemental revenues	$59.0	$50.3	$54.7	$57.9	$221.9
Reported contingent revenues	45.1	37.4	34.5	30.0	147.0
Reported supplemental and contingent revenues	$104.1	$87.7	$89.2	$87.9	$368.9
2019
Reported supplemental revenues	$56.7	$46.9	$49.8	$57.1	$210.5
Reported contingent revenues	48.0	29.5	30.4	27.7	135.6
Reported supplemental and contingent revenues	$104.7	$76.4	$80.2	$84.8	$346.1

Investment income and net gains on divestitures - This primarily represents (1) interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing and (2) net gains related to divestitures and sales of books of business, which were $4.3 million and $3.4 million for the three-month periods ended September 30, 2021 and 2020, respectively and $8.9 million and $4.6 million for nine-month periods ended September 30, 2021 and 2020, respectively. Investment income in the three and nine-month periods ended September 30, 2021 and 2020 increased compared to the same periods in 2020, primarily due to increases in interest income related to premium funding operations.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and nine-month periods ended September 30, 2021 with the same periods in 2020 (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2021	2020	2021	2020
Compensation expense, as reported	$827.9	$729.5	$2,423.0	$2,154.7
Acquisition integration	(4.7)	(3.7)	(11.9)	(11.3)
Workforce and lease termination related charges	(2.0)	(10.7)	(9.3)	(29.6)
Acquisition related adjustments	(5.8)	(5.7)	(19.6)	(14.4)
Levelized foreign currency translation	—	11.0	—	59.1
Compensation expense, as adjusted	$815.4	$720.4	$2,382.2	$2,158.5
Reported compensation expense ratios	55.2%	56.4%	53.8%	54.8%
Adjusted compensation expense ratios	54.5%	55.0%	53.0%	53.5%
Reported revenues	$1,499.7	$1,294.6	$4,500.1	$3,931.3
Adjusted revenues - see pages 44 and 45	$1,495.4	$1,309.0	$4,491.2	$4,034.1

The $98.4 million increase in compensation expense for the three-month period ended September 30, 2021, compared to the same period in 2020, was primarily due to compensation associated with the acquisitions completed in the twelve month period ended September 30, 2021‑ $33.0 million, producer compensation and other incentive compensation linked to operating results - $63.8 million in the aggregate and an increase in temporary-staffing expense - $1.6 million.

The $268.3 million increase in compensation expense for the nine-month period ended September 30, 2021, compared to the same period in 2020, was primarily due to compensation associated with the acquisitions completed in the twelve month period ended September 30, 2021 ‑ $56.3 million, producer compensation and other incentive compensation linked to operating results ‑ $213.0 million in the aggregate, partially offset by a decrease in temporary-staffing expense - $1.0 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and nine-month periods ended September 30, 2021 with the same periods in 2020 (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2021	2020	2021	2020
Operating expense, as reported	$190.6	$153.9	$537.5	$521.0
Acquisition integration	(1.1)	(2.4)	(4.2)	(8.2)
Workforce and lease termination related charges	(1.9)	(1.3)	(3.9)	(3.9)
Levelized foreign currency translation	—	1.1	—	13.3
Operating expense, as adjusted	$187.6	$151.3	$529.4	$522.2
Reported operating expense ratios	12.7%	11.9%	11.9%	13.3%
Adjusted operating expense ratios	12.6%	11.6%	11.8%	12.9%
Reported revenues	$1,499.7	$1,294.6	$4,500.1	$3,931.3
Adjusted revenues - see pages 44 and 45	$1,495.4	$1,309.0	$4,491.2	$4,034.1

The $36.7 million increase in operating expense for the three-month period ended September 30, 2021 compared to the same period in 2020, was primarily due to increases in meeting and client entertainment expense and professional and banking fees ‑ $18.3 million in the aggregate, expenses associated with the acquisitions completed in the twelve month period ended September 30, 2021 - $10.1 million and an increase in technology expenses - $8.3 million.  During third quarter 2021, relative to third quarter 2020, as we increased our business activities, we saw increases in travel and entertainment, full restoration of advertising and more normalized usage of our employee medical plan, resumption of annual support-layer wage increases and increased use of external consultants.

The $16.5 million increase in operating expense for the nine-month period ended September 30, 2021 compared to the same period in 2020, was primarily due to expenses associated with the acquisitions completed in the twelve month period ended September 30, 2021 ‑ $18.9 million and an increase in technology expenses - $21.6 million, partially offset by savings in meeting and client entertainment expense ‑ $19.1 million in the aggregate and a decrease in business insurance - $4.9 million.

Depreciation - Depreciation expense increased in the three and nine-month periods ended September 30, 2021 compared to the same periods in 2020 by $3.5 million and $11.3 million, respectively.  The increase in depreciation expense in 2021 compared to 2020 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems.  Also contributing to the increase in depreciation expense was the depreciation expenses associated with acquisitions completed in the twelve-month period ended September 30, 2021.

Amortization - The decrease in amortization expense in the three-month period ended September 30, 2021 compared to the same period in 2020 was primarily due to the impacts of acquisition valuation true-ups recorded in the third quarter 2021 relating to acquisitions made in first and second quarter 2021, partially offset by the impact of amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended September 30, 2021. The decrease in amortization expense in the nine-month period ended September 30, 2021 compared to the same period in 2020 was primarily due to write-off of amortizable intangible assets in the nine-month period ended September 30, 2020, partially offset by the impact of amortization expense associated with acquisitions completed in the twelve-month period ended September 30, 2021. Based on the results of impairment reviews during the nine-month period ended September 30, 2021, we wrote off $13.1 million, respectively, of amortizable assets.  Based on the results of impairment reviews during the nine-month period ended September 30, 2020, we wrote off $49.4 million of amortizable assets.  We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets.  In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.  Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three and nine-month periods ended September 30, 2021, compared to the same periods in 2020, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance.  During the three-month periods ended September 30, 2021 and 2020, we recognized $7.9 million and $5.7 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2017 to 2021. During the nine-month periods ended September 30, 2021 and 2020, we recognized $25.6 million and $23.9 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2017 to 2021. In addition, during the three-month periods ended September 30, 2021 and 2020, we recognized $26.2 million and $14.8 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 43 and 53 acquisitions, respectively. In addition, during the nine-month periods ended September 30, 2021 and 2020, we recognized $34.3 million of expense and $73.8 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for 77 and 122 acquisitions, respectively.

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

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended September 30, 2021 and 2020, were 24.2% and 25.2%, respectively. The brokerage segment’s effective income tax rates for the nine-month periods ended September 30, 2021 and 2020, were 24.1% and 24.2%, respectively.  We anticipate reporting an effective tax rate of approximately 23.0% to 25.0% in our brokerage segment for the foreseeable future.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended September 30, 2021 and 2020, include noncontrolling interest earnings of $1.2 million and $0.9 million, respectively, and for the nine-month periods ended September 30, 2021 and 2020, $5.6 million and $3.1 million, respectively.

Risk Management

The risk management segment accounted for 13% of our revenue during the nine-month period ended September 30, 2021.  Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises.  Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees.  We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for the three and nine-month periods ended September 30, 2021 as compared to the same periods in 2020, is as follows (in millions, except per share, percentages and workforce data):

Statement of Earnings	Three-month period ended September 30,			Nine-month period ended September 30,
	2021	2020	Change	2021	2020	Change
Fees	$247.9	$202.6	$45.3	$713.0	$604.7	$108.3
Investment income	0.1	0.1	—	0.2	0.6	(0.4)
Net gains on divestitures	—	—	—	0.1	—	0.1
Revenues before reimbursements	248.0	202.7	45.3	713.3	605.3	108.0
Reimbursements	32.6	41.6	(9.0)	101.7	111.7	(10.0)
Total revenues	280.6	244.3	36.3	815.0	717.0	98.0
Compensation	148.9	128.6	20.3	428.9	385.6	43.3
Operating	55.4	35.9	19.5	153.3	118.0	35.3
Reimbursements	32.6	41.6	(9.0)	101.7	111.7	(10.0)
Depreciation	12.0	11.9	0.1	35.1	36.5	(1.4)
Amortization	2.1	1.4	0.7	5.9	4.4	1.5
Change in estimated acquisition earnout payables	0.1	(0.4)	0.5	3.1	(3.3)	6.4
Total expenses	251.1	219.0	32.1	728.0	652.9	75.1
Earnings before income taxes	29.5	25.3	4.2	87.0	64.1	22.9
Provision for income taxes	7.5	6.5	1.0	22.1	16.3	5.8
Net earnings	22.0	18.8	3.2	64.9	47.8	17.1
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings attributable to controlling interests	$22.0	$18.8	$3.2	$64.9	$47.8	$17.1
Diluted net earnings per share	$0.10	$0.09	$0.01	$0.31	$0.25	$0.06
Other information
Change in diluted net earnings per share	11%	0%		24%	0%
Growth in revenues (before reimbursements)	22%	-4%		18%	-3%
Organic change in fees (before reimbursements)	17%	-5%		12%	-4%
Compensation expense ratio (before reimbursements)	60%	63%		60%	64%
Operating expense ratio (before reimbursements)	22%	18%		21%	19%
Effective income tax rate	25%	26%		25%	25%
Workforce at end of period (includes acquisitions)				7,108	6,308
Identifiable assets at September 30				$1,079.7	$964.5
EBITDAC
Net earnings	$22.0	$18.8	$3.2	$64.9	$47.8	$17.1
Provision for income taxes	7.5	6.5	1.0	22.1	16.3	5.8
Depreciation	12.0	11.9	0.1	35.1	36.5	(1.4)
Amortization	2.1	1.4	0.7	5.9	4.4	1.5
Change in estimated acquisition earnout payables	0.1	(0.4)	0.5	3.1	(3.3)	6.4
EBITDAC	$43.7	$38.2	$5.5	$131.1	$101.7	$29.4

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and nine-month periods ended September 30, 2021 to the same periods in 2020 (in millions):

	Three-month period ended September 30,			Nine-month period ended September 30,
	2021	2020	Change	2021	2020	Change
Net earnings, as reported	$22.0	$18.8	17%	$64.9	$47.8	36%
Provision for income taxes	7.5	6.5		22.1	16.3
Depreciation	12.0	11.9		35.1	36.5
Amortization	2.1	1.4		5.9	4.4
Change in estimated acquisition earnout payables	0.1	(0.4)		3.1	(3.3)
Total EBITDAC	43.7	38.2	14%	131.1	101.7	29%
Net gains on divestitures	—	—		(0.1)	—
Workforce and lease termination related charges	4.5	1.1		5.8	6.4
Acquisition related adjustments	0.1	—		0.3	—
Levelized foreign currency translation	—	0.1		—	1.7
EBITDAC, as adjusted	$48.3	$39.4	23%	$137.1	$109.8	25%
Net earnings margin (before reimbursements), as reported	8.9%	9.3%	- 40 bpts	9.1%	7.9%	+ 120 bpts
EBITDAC margin (before reimbursements), as adjusted	19.5%	19.4%	+ 13 bpts	19.2%	17.8%	+ 142 bpts
Reported revenues (before reimbursements)	$248.0	$202.7		$713.3	$605.3
Adjusted revenues (before reimbursements) - see pages 44 and 45	$248.0	$203.6		$713.2	$616.9

Fees - In our risk management operations, for the three-month period ended September 30, 2021, new core workers compensation and general liability claims arising improved from the first and second quarters of 2021 due to our clients’ improving business conditions and are well above second quarter 2020 pandemic lows.  We believe these favorable trends should continue for the remainder of 2021, however, a slower recovery or reversal in the number of workers employed could cause fewer new core workers compensation claims to arise in future quarters.  Organic change in fee revenues for the three-month period ended September 30, 2021 was 16.6% compared to -5.3% for the same period in 2020.  Organic change in fee revenues for the nine-month period ended September 30, 2021 was 11.9% compared to -3.7% for the same period in 2020.

Items excluded from organic fee computations yet impacting revenue comparisons for the three and nine-month periods ended September 30, 2021 and 2020 include the following (in millions):

	Three-Month Period Ended September 30			Nine-Month Period Ended September 30
Organic Revenues (Non-GAAP)	2021	2020	Change	2021	2020	Change
Fees	$245.9	$200.8	22.5%	$703.2	$600.5	17.1%
International performance bonus fees	2.0	1.8		9.8	4.2
Fees as reported	247.9	202.6	22.4%	713.0	604.7	17.9%
Less fees from acquisitions	(10.7)	—		(23.4)	—
Levelized foreign currency translation	—	0.9		—	11.6
Organic fees	$237.2	$203.5	16.6%	$689.6	$616.3	11.9%

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

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents.  Investment income in the three-month period ended September 30, 2021 was flat compared to the same period in 2020. Investment income in the nine-month period ended September 30, 2021 decreased compared to the same period in 2020 primarily due to decreases in interest income from our U.S. operations as a result of decreases in interest rates earned on our funds.

The following is a summary of risk management segment acquisition activity for 2021 and 2020:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2021	2020	2021	2020
Number of acquisitions closed	—	—	2	—
Estimated annualized revenues acquired (in millions)	$—	$—	$50.0	$—

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and nine-month periods ended September 30, 2021 with the same periods in 2020 (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2021	2020	2021	2020
Compensation expense, as reported	$148.9	$128.6	$428.9	$385.6
Workforce and lease termination related charges	(0.7)	(1.0)	(1.5)	(6.2)
Acquisition related adjustments	(0.1)	—	(0.3)	—
Levelized foreign currency translation	—	0.6	—	8.1
Compensation expense, as adjusted	$148.1	$128.2	$427.1	$387.5
Reported compensation expense ratios (before reimbursements)	60.0%	63.4%	60.1%	63.7%
Adjusted compensation expense ratios (before reimbursements)	59.7%	63.0%	59.9%	62.8%
Reported revenues (before reimbursements)	$248.0	$202.7	$713.3	$605.3
Adjusted revenues (before reimbursements) - see pages 44 and 45	$248.0	$203.6	$713.2	$616.9

The $20.3 million increase in compensation expense for the three-month period ended September 30, 2021 compared to the same period in 2020, was primarily due to other incentive compensation linked to operating results and deferred compensation - $9.8 million in the aggregate, compensation associated with the acquisitions completed in the twelve month period ended September 30, 2021 ‑ $7.7 million and an increase in temporary-staffing expense - $2.8 million.

The $43.3 million increase in compensation expense for the nine-month period ended September 30, 2021 compared to the same period in 2020, was primarily due to other incentive compensation linked to operating results and deferred compensation ‑ $22.5 million in the aggregate, compensation associated with the acquisitions completed in the twelve month period ended September 30, 2021 - $16.2 million and an increase in temporary-staffing expense - $4.6 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and nine-month periods ended September 30, 2021 with the same periods in 2020 (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2021	2020	2021	2020
Operating expense, as reported	$55.4	$35.9	$153.3	$118.0
Workforce and lease termination related charges	(3.8)	(0.1)	(4.3)	(0.2)
Levelized foreign currency translation	—	0.2	—	1.8
Operating expense, as adjusted	$51.6	$36.0	$149.0	$119.6
Reported operating expense ratios (before reimbursements)	22.3%	17.7%	21.5%	19.5%
Adjusted operating expense ratios (before reimbursements)	20.8%	17.7%	20.9%	19.4%
Reported revenues (before reimbursements)	$248.0	$202.7	$713.3	$605.3
Adjusted revenues (before reimbursements) - see pages 44 and 45	$248.0	$203.6	$713.2	$616.9

The $19.5 million increase in operating expense for the three-month period ended September 30, 2021 compared to the same period in 2020, was primarily due to increases in professional fees associated with revenue growth in certain products - $5.7 million, lease termination costs - $3.7 million, technology expense - $3.6 million, professional fees - $1.3 million, business insurance ‑ $1.2 million and expenses associated with the acquisitions completed in the twelve month period ended September 30, 2021 ‑ $1.7 million.

The $35.3 million increase in operating expense for the nine-month period ended September 30, 2021 compared to the same period in 2020, was primarily due to increases in professional fees associated with revenue growth in certain products - $14.8 million, technology expense - $6.8 million, business insurance ‑ $5.1 million, lease termination costs - $4.1 million, professional fees - $2.2 million and expenses associated with the acquisitions completed in the twelve month period ended September 30, 2021 ‑ $3.9 million.

Depreciation - Depreciation expense increased in the three-month period ended September 30, 2021 compared to the same period in 2020 by $0.1 million and decreased in the nine-month period ended September 30, 2021 compared to the same period in 2020 by $1.4 million.  These changes reflects the impact of furniture, equipment and leasehold improvements becoming fully depreciated in 2020 and leasehold improvements being written off in 2020 related to the termination of real estate leases and abandonment of leased spaces.

Amortization - The increase in amortization expense in the three and nine-month periods ended September 30, 2021 compared to the same periods in 2020 was primarily due to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended September 30, 2021.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three and nine-month periods ended September 30, 2021 compared to the same periods in 2020, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance.  During the three-month periods ended September 30, 2021 and 2020, we recognized $0.3 million and $0.2 million of expense in each period, respectively, related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the nine-month periods ended September 30, 2021 and 2020, we recognized $0.8 million and $0.4 million of expense in each period, respectively, related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended September 30, 2021 and 2020, we recognized $0.2 million and $0.6 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for one and two acquisitions, respectively. In addition, during the nine-month periods ended September 30, 2021 and 2020, we recognized $2.3 million of expense and $3.7 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for three and four acquisitions, respectively.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended September 30, 2021 and 2020, were 25.4% and 25.7%, respectively. The risk management segment’s effective income tax rate for the nine-month periods ended September 30, 2021 and 2020, was 25.4%.  We anticipate reporting an effective tax rate on adjusted results of approximately 24.0% to 26.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency translation.  For a detailed discussion of the nature of these investments, see Note 12 to our consolidated financial statements included herein for a summary of our investments as of September 30, 2021 and in Note 14 to our most recent Annual Report on Form 10‑K as of December 31, 2020.  For a detailed discussion of the nature of our debt, see Note 7 to our consolidated financial statements included herein as of September 30, 2021 and in Note 8 to our most recent Annual Report on Form 10‑K as of December 31, 2020.

Financial information relating to our corporate segment results for the three and nine-month periods ended September 30, 2021 compared to the same periods in 2020 is as follows (in millions, except per share and percentages):

	Three-month period ended September 30,			Nine-month period ended September 30,
Statement of Earnings	2021	2020	Change	2021	2020	Change
Revenues from consolidated clean coal production plants	$337.3	$292.5	$44.8	$865.7	$607.1	$258.6
Royalty income from clean coal licenses	21.0	18.7	2.3	55.3	45.6	9.7
Loss from unconsolidated clean coal production plants	(0.7)	(0.4)	(0.3)	(1.8)	(0.6)	(1.2)
Other net revenues (losses)	0.3	(0.6)	0.9	2.4	(0.4)	2.8
Total revenues	357.9	310.2	47.7	921.6	651.7	269.9
Cost of revenues from consolidated clean coal production plants	366.1	319.2	46.9	944.0	665.8	278.2
Compensation	23.7	15.4	8.3	61.3	45.0	16.3
Operating	19.6	13.4	6.2	61.3	36.7	24.6
Interest	60.3	48.1	12.2	164.6	148.6	16.0
Loss on extinguishment of debt	16.2	—	16.2	16.2	—	16.2
Depreciation	4.6	6.3	(1.7)	13.6	17.5	(3.9)
Total expenses	490.5	402.4	88.1	1,261.0	913.6	347.4
Loss before income taxes	(132.6)	(92.2)	(40.4)	(339.4)	(261.9)	(77.5)
Benefit for income taxes	(95.6)	(54.5)	(41.1)	(263.0)	(210.8)	(52.2)
Net loss	(37.0)	(37.7)	0.7	(76.4)	(51.1)	(25.3)
Net earnings attributable to noncontrolling interests	12.3	10.3	2.0	31.1	25.3	5.8
Net loss attributable to controlling interests	$(49.3)	$(48.0)	$(1.3)	$(107.5)	$(76.4)	$(31.1)
Diluted net loss per share	$(0.24)	$(0.24)	$—	$(0.52)	$(0.39)	$(0.13)
Identifiable assets at September 30				$4,651.4	$2,209.2
EBITDAC
Net loss	$(37.0)	$(37.7)	$0.7	$(76.4)	$(51.1)	$(25.3)
Benefit for income taxes	(95.6)	(54.5)	(41.1)	(263.0)	(210.8)	(52.2)
Interest	60.3	48.1	12.2	164.6	148.6	16.0
Loss on extinguishment of debt	16.2	—	16.2	16.2	—	16.2
Depreciation	4.6	6.3	(1.7)	13.6	17.5	(3.9)
EBITDAC	$(51.5)	$(37.8)	$(13.7)	$(145.0)	$(95.8)	$(49.2)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities.

•

The increase in revenue from consolidated clean coal production plants for the three and nine-month periods ended September 30, 2021 compared to the same periods in 2020, was due primarily to increased production of refined coal related to higher electricity production as a result of increased demand for electricity as businesses open up, hotter temperatures, less energy produced from wind, rising natural gas prices and more plants within our portfolio being operational during the period.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC.  As of September 30, 2021, we held a 46.5% controlling interest in Chem-Mod LLC. As Chem-Mod LLC’s manager, we are required to consolidate its operations.

•

The increase in royalty income in the three and nine-month periods ended September 30, 2021 compared to the same periods in 2020, was due to increased production of refined coal by Chem-Mod LLC’s licensees due to increased demand for electricity as businesses open up and rising natural gas prices.

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities.  The production of the refined coal generates pretax operating losses.

The low level of losses in the three and nine-month periods ended September 30, 2021 and 2020 is due to the vast majority of our operations being consolidated.

Cost of revenues - Cost of revenues from consolidated clean coal production plants consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above.  The increase in the three and nine-month periods ended September 30, 2021, compared to the same periods in 2020, was primarily due to increased production of refined coal.

Compensation expense - Compensation expense in the three-month periods ended September 30, 2021 and 2020, includes salary, incentive compensation, and associated benefit expenses of $23.7 million and $15.4 million, respectively. The change in compensation expense for the three-month period ended September 30, 2021 compared to the same period in 2020 was primarily due to transaction-related costs as described on page 64 in note (2) as well as higher incentive compensation recognized in 2021 compared to 2020.

Compensation expense in the nine-month periods ended September 30, 2021 and 2020, includes salary, incentive compensation, and associated benefit expenses of $61.3 million and $45.0 million, respectively.  The change in compensation expense for the nine-month period ended September 30, 2021 compared to the same period in 2020 was primarily due to transaction-related costs as described on page 64 in note (2) as well as higher incentive compensation recognized in 2021 compared to 2020.

Operating expense - Operating expense in the three-month period ended September 30, 2021 includes banking and related fees of $0.8 million, external professional fees and other due diligence costs related to acquisitions of $8.3 million, which includes $6.3 million of transaction-related costs as described on page 64 in note (2), other corporate and clean energy related expenses, including legal fees, and costs related to corporate data and branding initiatives, of $13.5 million, and a net unrealized foreign exchange remeasurement gain of $3.0 million.

Operating expense in the nine-month period ended September 30, 2021 includes banking and related fees of $2.9 million, external professional fees and other due diligence costs related to acquisitions of $23.0 million, which includes $16.5 million of transaction‑related costs as described on page 64 in note (2), other corporate and clean energy related expenses, including legal fees, and costs related to corporate data and branding initiatives, of $33.2 million, and a net unrealized foreign exchange remeasurement loss of $2.2 million.

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

Interest expense - The increase in interest expense for the three and nine-month periods ended September 30, 2021, compared to the same periods in 2020, was due to the following:

Change in interest expense related to:	Three-month period ended September 30, 2021	Nine-month period ended September 30, 2021
Interest on borrowings from our Credit Agreement	$0.1	$(3.2)
Interest on the maturity of the Series C notes	(1.0)	(2.5)
Interest on the maturity of the Series K and L notes	(0.1)	(2.0)
Interest on the $348.0 million notes funded on August 2 and 4, 2017	(0.2)	(1.0)
Interest on the $500.0 million notes funded on June 13, 2018	—	(0.3)
Interest on the $575.0 million notes funded on January 30, 2020	—	1.8
Interest on the $100.0 million notes funded on February 10, 2020	0.6	1.6
Interest on the $75.0 million notes funded on May 5, 2021	0.8	1.4
Interest on the $1,500.0 million senior notes funded on May 20, 2021	9.6	15.0
Amortization of hedge gains/losses	2.4	5.2
Net change in interest expense	$12.2	$16.0

Loss on extinguishment of debt - In third quarter 2021, we exercised the special option redemption feature for the $650 million of 2031 Senior Notes, which were redeemed on August 13, 2021.  We incurred a loss on extinguishment of this debt of $16.2 million, which included the redemption price premium (1% of principal), the unamortized discount amount on the debt issuance and the write‑off of all the debt acquisition costs.

Depreciation - Depreciation expense in the three and nine-month periods ended September 30, 2021 decreased compared to the same periods in 2020, due to the write-off of two of the 2011 Era plants in 2020.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local country statutory rates.  As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 tax credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 tax credits expired in December 2019 for our fourteen 2009 Era Plants and is scheduled to expire in December 2021 for our twenty-one 2011 Era Plants.  Our consolidated effective tax rate for the three-month period ended September 30, 2021 was -3.1% compared to 10.4% for the same period in 2020.  Our consolidated effective tax rate for the nine-month period ended September 30, 2021 was 3.2% compared to 4.4% for the same period in 2020. The tax rates for the three and nine-month periods ended September 30, 2021 and 2020 were lower than the statutory rate primarily due to the production of IRC Section 45 clean energy tax credits recognized during the periods.  There were $156.1 million and $123.4 million of Section 45 tax credits recognized in the nine-month periods ended September 30, 2021 and 2020, respectively.  There were $170.2 million and $114.7 million of tax credits produced in the nine-month periods ended September 30, 2021 and 2020, respectively.  In third quarter 2020, our U.K. effective income tax rate increased from 17.5% to 19.0% and we incurred one-time taxes associated with realignment of our operations to continue to conduct certain business in the European Union after Brexit.  In second quarter 2021, the U.K. government enacted tax legislation that increases the corporate tax rate from 19.0% to 25.0% effective in 2023.  We incurred additional income tax expense in the second quarter 2021 to adjust certain deferred income tax liabilities to the higher income tax rate.  In third quarter 2021, we incurred additional U.K. income tax expense related to the non-deductibility of some acquisition related adjustments made in the quarter.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended September 30, 2021 and 2020 include non-controlling interest earnings of $12.3 million and $10.6 million, respectively, related to our investment in Chem-Mod LLC.  The amounts reported in this line for the nine-month periods ended September 30, 2021 and 2020 include non-controlling interest earnings of $31.5 million and $24.6 million, respectively, related to our investment in Chem‑Mod LLC.  As of September 30, 2021 and 2020, we held a 46.5% controlling interest in Chem-Mod LLC.  Also included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three and nine-month periods ended September 30, 2021 and 2020 for the corporate segment (in millions):

	2021			2020
			Net Earnings			Net Earnings
			(Loss)			(Loss)
		Income	Attributable to		Income	Attributable to
	Pretax	Tax	Controlling	Pretax	Tax	Controlling
Three-Month Periods Ended September 30,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs (2)	$(77.3)	$19.3	$(58.0)	$(49.2)	$12.3	$(36.9)
Clean energy related (1)	(37.8)	68.6	30.8	(35.1)	39.5	4.4
Acquisition costs (2)	(13.0)	2.5	(10.5)	(2.1)	0.2	(1.9)
Corporate (3) (4)	(16.8)	5.2	(11.6)	(16.1)	2.5	(13.6)
Corporate, as reported	(144.9)	95.6	(49.3)	(102.5)	54.5	(48.0)
Adjustments
Loss on extinguishment of debt (2)	16.2	(4.0)	12.2	—	—	—
Transaction-related costs (2)	11.0	(2.8)	8.2	—	—	—
Income tax related (3)	—	4.9	4.9	—	5.5	5.5
Components of Corporate Segment, as adjusted
Interest and banking costs	(61.1)	15.3	(45.8)	(49.2)	12.3	(36.9)
Clean energy related (1)	(37.8)	68.6	30.8	(35.1)	39.5	4.4
Acquisition costs	(2.0)	(0.3)	(2.3)	(2.1)	0.2	(1.9)
Corporate (4)	(16.8)	10.1	(6.7)	(16.1)	8.0	(8.1)
Adjusted three months	$(117.7)	$93.7	$(24.0)	$(102.5)	$60.0	$(42.5)

	2021			2020
			Net Earnings			Net Earnings
		Income	(Loss)		Income	(Loss)
		Tax	Attributable to		Tax	Attributable to
	Pretax	(Provision)	Controlling	Pretax	(Provision)	Controlling
Nine-Month Periods Ended September 30,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs (2)	$(183.7)	$45.9	$(137.8)	$(152.5)	$38.2	$(114.3)
Clean energy related (1)	(94.7)	179.7	85.0	(81.9)	143.8	61.9
Acquisition costs (2)	(26.3)	4.2	(22.1)	(6.2)	0.6	(5.6)
Corporate (3) (4)	(65.8)	33.2	(32.6)	(46.6)	28.2	(18.4)
Corporate, as reported	(370.5)	263.0	(107.5)	(287.2)	210.8	(76.4)
Adjustments
Loss on extinguishment of debt (2)	16.2	(4.0)	12.2	—	—	—
Transaction-related costs (2)	21.2	(4.3)	16.9	—	—	—
Income tax related (3)	—	24.2	24.2	—	5.5	5.5
Components of Corporate Segment, as adjusted
Interest and banking costs	(167.5)	41.9	(125.6)	(152.5)	38.2	(114.3)
Clean energy related (1)	(94.7)	179.7	85.0	(81.9)	143.8	61.9
Acquisition costs	(5.1)	(0.1)	(5.2)	(6.2)	0.6	(5.6)
Corporate (4)	(65.8)	57.4	(8.4)	(46.6)	33.7	(12.9)
Adjusted nine months	$(333.1)	$278.9	$(54.2)	$(287.2)	$216.3	$(70.9)

(1)

Pretax loss for the three-month periods ended September 30, 2021 and 2020 is presented net of amounts attributable to noncontrolling interests of $12.3 million and $10.3 million, respectively.  Pretax loss for the nine-month periods ended September 30, 2021 and 2020 is presented net of amounts attributable to noncontrolling interests of $31.1 million and $25.3 million, respectively.

(2)

In third quarter 2021, we incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees associated with the due diligence and pre-closing integration; and preparation for its (a) pending agreement to acquire the Willis Towers Watson plc treaty reinsurance brokerage operations; and (b) the previous terminated agreement to acquire certain Willis Towers Watson plc reinsurance and other brokerage operations.  Our pending acquisition of the Willis Towers Watsons plc treaty insurance brokerage operations is expected to close in the fourth quarter of 2021.  In connection with (b), in third quarter 2021, we redeemed $650 million of 2031 Senior Notes and incurred a loss on early extinguishment of $16.2 million.

(3)

In second quarter 2021, the U.K. government enacted tax legislation that increases the corporate income tax rate from 19.0% to 25.0% effective in 2023.  We incurred additional income tax expense in the second quarter to adjust certain deferred income tax liabilities to the higher income tax rate.  In third quarter 2021, we incurred additional U.K. income tax expense related to the non-deductibility of some acquisition related adjustments made in the quarter.

(4)

Corporate pretax loss includes a net unrealized foreign exchange remeasurement gain of $3.0 million in third quarter 2021 and a net unrealized foreign exchange remeasurement loss of $2.6 million in third quarter 2020. Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $2.2 million in the nine-month period ended September 30, 2021 and a net unrealized foreign exchange remeasurement gain of $4.7 million in the nine-month period ended September 30, 2020.

Interest and banking costs - Interest and banking costs includes expenses related to our debt.

Clean energy related - Includes the operating results related to our investments in clean coal production plants and Chem-Mod LLC.

Acquisition costs - Consists of external professional fees, due diligence and other costs incurred related to our acquisitions.

Corporate - Consists of overhead allocations mostly related to corporate staff compensation and other corporate level activities, cross-selling and motivational meetings for our production staff and field management, expenses related to our corporate headquarters and the impact of foreign currency translation.  The income tax benefit of stock based awards that vested or were settled in the nine-month periods ended September 30, 2021 and 2020 was $31.1 million and $20.6 million, respectively, and is included in the table above in the Corporate line.

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

The following table provides a summary of our clean coal plant investments as of September 30, 2021 (in millions):

	Our Portion of Estimated
	Low Range	High Range
	2021	2021
	Adjusted	Adjusted
	After-tax	After-tax
	Earnings	Earnings
Investments that own 2009 Era Plants
14 2009 Not in active production during 2021	$—	$—
Investments that own 2011 Era Plants
21 2011 Under long-term production contracts	74.0	81.0
Chem-Mod royalty income, net of noncontrolling interests	13.0	14.0

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

In light of the economic uncertainty caused by COVID-19, subsequent to the first quarter of 2020, we preserved liquidity during 2020 by reducing capital expenditures for the remainder of 2020 and made working capital process changes such as moving more cash into the U.S. from our international operations, pursued collections on receivables from our customers and partners and renegotiated longer payment terms on vendor payables.  We also slowed down our acquisition program in the second and third quarters of 2020.  Some of these initiatives and trends continued into 2021, however, as economic conditions continue to improve our capital expenditures and acquisition activity have moved towards pre-pandemic levels.  We believe we have sufficient liquidity on hand to continue business operations during this uncertain period.  If we experience a significant reduction in revenue in the future, we have additional alternatives to maintain liquidity, including use of common stock to fund future acquisitions.

On August 13, 2021, we announced an agreement to acquire the Willis Towers Watson plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets.  We intend to finance the transaction using cash on hand, including the $1.4 billion of net cash raised via the follow‑on public offering, the $850 million of net cash borrowed via the May 20, 2021 30-year senior note issuance, short-term borrowings and/or capital market transactions and additional free cash generated before close.

Cash Flows From Operating Activities

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements.  We believe that our cash flows from operations and borrowings under our Credit Agreement (defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future.  To fund acquisitions made during 2020 and for the nine-month period ended September 30, 2021, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement and proceeds from issuances of senior unsecured notes.

Cash provided by operating activities was $1,141.2 million and $1,387.6 million for the nine-month periods ended September 30, 2021 and 2020, respectively.  The decrease in cash provided by operating activities during the nine-month period ended September 30, 2021 compared to the same period in 2020 was primarily due to increases in the amount of net income taxes paid, payments on acquisition earnouts in excess of original estimates and interest on debt paid in 2021 and to timing differences between periods with cash receipts and disbursements related to other current assets compared to the same period in 2020.  The 2020 income taxes paid amount was favorably impacted due to an AMT refund of $28.5 million and approximately $20 million from tax-payment deferrals and refunds as a result of the CARES Act and other similar temporary relief measures available globally.  The 2021 income taxes paid amount was unfavorably impacted due to payment of the $20 million of 2020 tax‑payment deferrals (as noted in previous sentence) and also approximately $95 million of estimated tax pre-payments made in September 2021 in anticipation of possible tax method changes to be made when filing our 2020 tax returns in fourth quarter 2021, which in turn would also impact our 2021 estimated tax payments.  Those payments would have been made in future periods, and do not represent additional taxes due.

During 2020, we managed our working capital in terms of receivables and payables as a cautionary step to protect liquidity during this uncertain period.  During the nine-month period ended September 30, 2021, employee matching contributions to the 401(k) plan of $51.8 million relating to 2020 were funded using common stock.  During the nine-month period ended September 30, 2020, employee matching contributions to the 401(k) plan of $45.9 million relating to 2019 were funded using cash.

Cash provided by operating activities for the nine-month periods ended September 30, 2021 and 2020 was unfavorably impacted by timing differences in the receipts and disbursements of client fiduciary related balances in 2021 compared to 2020.  The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for the nine-month period ended September 30, 2021 with the same period in 2020 (in millions):

	Nine-month period ended September 30,
	2021	2020
Net change in premiums and fees receivable	$(1,129.7)	$(1,297.9)
Net change in premiums payable to underwriting enterprises	1,176.7	1,596.0
Net cash provided by the above	$47.0	$298.1

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

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non‑cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows.  Consolidated EBITDAC was $1,525.7 million and $1,261.5 million for the nine-month periods ended September 30, 2021 and 2020, respectively.  Net earnings attributable to controlling interests were $797.4 million and $676.6 million for the nine-month periods ended September 30, 2021 and 2020, respectively.  We believe that EBITDAC items are indicators of trends in liquidity.  From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity.  Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable.  We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us.  In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC.  The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan.  We are not required to make any minimum contributions to the plan for the 2021 plan year, nor were we required to make any minimum contributions to the plan for the 2020 plan year.  Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding.  The plan’s actuaries determine contribution rates based on our funding practices and requirements.  Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan.  In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the nine-month periods ended September 30, 2021 and 2020. We are not considering making any discretionary contributions to the plan in 2021, but may be required to make significantly larger minimum contributions to the plan in future periods.

Cash Flows From Investing Activities

Capital Expenditures - Capital expenditures were $103.2 million and $79.5 million for the nine-month periods ended September 30, 2021 and 2020, respectively.  In 2021, we expect total expenditures for capital improvements to be approximately $140.0 million, part of which is related to expenditures on office moves and updating computer systems and equipment.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $631.6 million and $91.3 million in the nine-month periods ended September 30, 2021 and 2020, respectively.  In addition, during the nine-month period ended September 30, 2021, we issued 0.9 million shares ($114.7 million) of our common stock as payment for a portion of the total consideration paid for 2021 acquisitions and earnout payments made in 2021.  During the nine-month period ended September 30, 2020, we issued 2.3 million shares ($220.7 million) of our common stock as payment for consideration paid for 2020 acquisitions and earnout payments made in 2020.  We completed 19 acquisitions and 17 acquisitions in the nine-month periods ended September 30, 2021 and 2020, respectively.  Annualized revenues of businesses acquired in the nine-month periods ended September 30, 2021 and 2020 totaled approximately $189.9 million and $151.2 million, respectively.  During 2020, the company made the decision to fund the majority of the consideration paid for acquisitions and earnout payments made using company stock to preserve cash.  For the remainder of 2021, we expect to use cash from operations, our Credit Agreement, new debt and our common stock, or a combination thereof to fund all of the acquisitions we complete.

If liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.

Dispositions - During the nine-month periods ended September 30, 2021 and 2020, we sold several books of business and recognized net gains of $9.0 million and $4.6 million, respectively. We received net cash proceeds of $14.3 million and $9.0 million related to the 2021 and 2020 transactions, respectively.

Clean Energy Investments - During the period from 2009 through 2020, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45.  Our current estimate of the 2021 annual adjusted net after-tax earnings, including IRC Section 45 tax credits, which will be produced from all of our clean energy investments in 2021, is $87.0 million to $95.0 million.  The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay, which is offset by the operating expenses of the plants, by capital expenditures related to the redeployment, and in some cases the relocation of refined coal plants.  We anticipate positive net cash flow related to IRC Section 45 activity in 2021.  However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting positive or negative cash flow in particular future periods is not possible at this time.  Nonetheless, if current ownership interests remain the same and if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows through at least 2027 due to the utilization of IRC Section 45 tax credits to offset taxable income in years after the program expires.  While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall.  Please see “Clean energy investments” on pages 64 and 65 for a more detailed description of these investments and their risks and uncertainties.  Please see “Other Information” on page 41 for the cash flow impact of the expiration of laws governing tax credits.

Cash Flows From Financing Activities

On June 7, 2019, we entered into an amendment and restatement to our multicurrency credit agreement dated April 8, 2016 (which we refer to as the Credit Agreement).  On August 27, 2020, we entered into an amendment to the Credit Agreement.

There were no borrowings outstanding under the Credit Agreement at September 30, 2021.  Due to the outstanding letters of credit, $1,185.8 million remained available for potential borrowings under the Credit Agreement at September 30, 2021.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time.  In the nine-month period ended September 30, 2021, we borrowed $925.0 million and repaid $925.0 million under our Credit Agreement.  In the nine-month period ended September 30, 2020, we borrowed $2,630.0 million and repaid $3,150.0 million under our Credit Agreement.  Principal uses of the 2020 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On September 14, 2021, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries.  The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from September 15, 2022 to September 15, 2023, and increased the total commitment for the AU$ denominated tranche from AU$310.0 million to AU$360.0 million. The Premium Financing Debt Facility is comprised of: (i) Facility B, is separated into AU$310.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$50.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. At September 30, 2021, AU$292.0 million and NZ$0.0 million of borrowings were outstanding under Facility B, AU$16.3 million of borrowings outstanding under Facility C and NZ$14.8 million of borrowings were outstanding under Facility D, which in aggregate amount to US$234.1 million of borrowings outstanding under the Premium Financing Debt Facility.

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

On May 20, 2021, we closed and funded an offering of $1,500.0 million of unsecured senior notes in two tranches.  The $650.0 million aggregate principal amount of 2.50% Senior Notes were due 2031 (which we refer to as the 2031 Notes) and $850.0 million aggregate principal amount of 3.50% Senior Notes are due 2051 (which we refer to as the 2051 Notes and together with the 2031 Notes, the Notes).  The weighted average interest rate is 3.13% per annum after giving effect to underwriting costs and the net hedge loss.  In 2018 and 2019, we entered into a pre-issuance interest rate hedging transaction related to these notes.  We realized a net cash loss of approximately $57.8 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over a ten year period.  Prior to the termination of our agreement to acquire certain Willis Tower Watson plc brokerage operations, we expected to use the net proceeds of this offering to fund a portion of the cash consideration payable in connection with this transaction.  We now expect to use the net proceeds of this offering related to the 2051 Notes to fund a portion of the cash consideration payable in connection with the Willis Tower Watson plc treaty reinsurance transaction.

The offering of the Notes was made pursuant to a shelf registration statement filed with the SEC.  The relevant terms of the Notes, the Indenture and the Officers’ Certificate are further described under the caption “Description of Notes” in the prospectus supplement dated May 13, 2021, filed with the SEC on May 17, 2021.

The 2031 Notes had a special optional redemption whereby, we had the option to redeem the 2031 Notes, in whole and not in part, by providing notice of such redemption to the holders of the 2031 Notes within 30 days following a Willis Tower Watson plc transaction termination event, at a redemption price equal to 101% of the aggregate principal amount of the 2031 Notes, plus any accrued and unpaid interest. These notes were redeemed on August 13, 2021.  As a result of the redemption of this debt, we incurred a loss on extinguishment of debt of $16.2 million, which included the redemption price premium of $6.5 million, which is presented in cash flows from financing activities, and the unamortized discount amount on the debt issuance and the write-off of all the debt acquisition costs of $9.7 million, which is presented in cash flows from operating activities. The 2051 Notes are not subject to the special optional redemption.

At September 30, 2021, we had $850.0 million of Senior Notes, $4,448.0 million of corporate‑related borrowings outstanding under separate note purchase agreements entered into during the period from 2011 to 2021, no borrowings outstanding under our credit facility, $234.1 million outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $2,735.1 million.  See Note 7 to our September 30, 2021 unaudited consolidated financial statements for a discussion of the terms of the Senior Notes, Note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

Consistent with past practice, as of September 30, 2021, we had entered into pre-issuance hedging transactions of $400.0 million for 2022, $250.0 million for 2023 and $350.0 million for 2024.

The Senior Notes, Note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants at September 30, 2021.

Dividends - Our board of directors determines our dividend policy.  Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the nine-month period ended September 30, 2021, we declared $100.4 million in cash dividends on our common stock, or $0.48 per common share, a 7% increase over the nine-month period ended September 30, 2020.  On October 27, 2021, we announced a quarterly dividend for third quarter 2021 of $0.48 per common share. This dividend level in 2021 will result in annualized net cash used by financing activities in 2021 of approximately $397.4 million (based on the number of outstanding shares as of September 30, 2021) or an anticipated increase in cash used of approximately $22.8 million compared to 2020.  We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2019, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock.  The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors.  We make no assurances regarding when, or if, we will issue any shares under this registration statement.  On November 15, 2016, we also filed a shelf registration statement on Form S-4 with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with the future acquisitions of other businesses, assets or securities. At September 30, 2021, 3.4 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock.  Previously, we had a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008 and approved the repurchase of 10.0 million shares (7.3 million remained available at the time of the amendment).  During the nine-month periods ended September 30, 2021 and 2020, we did not repurchase shares of our common stock.  The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions.  We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion.  Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.  See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Public Offering of Common Stock - On May 12, 2021, we entered into an Underwriting Agreement with Morgan Stanley & Co. LLC to issue 9.0 million shares of our common stock in a public offering. On May 12, 2021, we agreed to price the offering of 9.0 million shares of our common stock at $142.00 and granted the underwriters in the offering a 30-day option to purchase up to an additional 1.3 million shares of our common stock at the same price. On May 12, 2021, the underwriters exercised the option to purchase an additional 1.3 million shares. The offering closed on May 17, 2021 and 10.3 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $1,437.9 million. Prior to the termination of our agreement to acquire certain Willis Towers Watson plc brokerage operations, our intent was to use the net proceeds of the offering to fund the acquisition.  We now expect to use the net proceeds of this offering related to the 2051 Notes to fund a portion of the cash consideration payable in connection with the Willis Towers Watson plc treaty reinsurance transaction.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans.  Proceeds from the issuance of common stock under these plans for the nine-month periods ended September 30, 2021 and 2020, were $86.0 million and $83.6 million, respectively.  On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan.  All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP.  Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria.  Stock options with respect to 9.5 million shares (less any shares of restricted stock issued under the LTIP - 1.8 million shares of our common stock were available for this purpose as of September 30, 2021) were available for grant under the LTIP at September 30, 2021.  Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value.  Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the nine-month periods ended September 30, 2021 and 2020, and we believe this favorable trend will continue in the foreseeable future.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Beginning with the match paid in

2021, the amount matched by the company will be discretionary and annually determined by management.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $51.8 million and $45.9 million related to the plan in the nine-month periods ended September 30, 2021 and 2020, respectively.  Our board of directors authorized the use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we funded in February 2021.  During second quarter 2021, our board of directors authorized a 5.0% employer match on eligible compensation to the 401(k) plan for the 2021 plan year and the possible use of common stock to fund our 2021 employer matching contributions, which is expected to be funded in February 2022.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Contractual Obligations and Commitments

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments.  See Note 14 to the September 30, 2021 unaudited consolidated financial statements for a discussion of these obligations and commitments.  In addition, see Note 17 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2020 for additional discussion of these obligations and commitments.

Off-Balance Sheet Arrangements

See Note 14 to the September 30, 2021 unaudited consolidated financial statements for a discussion of our off‑balance sheet arrangements.  In addition, see Notes 8, 14 and 17 to the consolidated financial statements included in our Annual Report on Form 10‑K for the year ended December 31, 2020 for additional discussion of these off-balance sheet arrangements.

Critical Accounting Policies

There have been no changes in our critical accounting policies, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the nine-month period ended September 30, 2021.  We did not have any material dispositions during the nine-month period ended September 30, 2021.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices.  The following analyses present the hypothetical loss in fair value of the financial instruments held by us at September 30, 2021 that are sensitive to changes in interest rates.  The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period.  This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks.  The effect of actual changes in these market risk factors may differ materially from our estimates.  In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk.  These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk.  The fair value of our portfolio of cash and cash equivalents at September 30, 2021 approximated its carrying value due to its short-term duration.  We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio.  The resulting fair values were not materially different from their carrying values at September 30, 2021.

At September 30, 2021, we had $5,298.0 million of borrowings outstanding under our various senior notes and note purchase agreements.  The aggregate estimated fair value of these borrowings at September 30, 2021 was $5,774.4 million due to their long‑term duration and fixed interest rates associated with these debt obligations.  No active or observable market exists for our private placement long-term debt.  Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.  The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time.  The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today.  An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated.  The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at September 30, 2021 and the resulting fair values would have been $955.3 million higher than their carrying value (or $6,253.3 million).  We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at September 30, 2021 and the resulting fair values would have been $60.8 million higher than their carrying value (or $5,358.8 million).

At September 30, 2021, we had $234.1 million of borrowings outstanding under our Premium Financing Debt Facility.  The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at September 30, 2021, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars.  Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional information regarding potential foreign exchange rate risks arising from Brexit.  In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies.  Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the nine-month period ended September 30, 2021 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $31.7 million.  Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the nine-month period ended September 30, 2021 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $19.1 million.  We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars.  We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency.  A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes.  If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary.  The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes.  However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk.  During the three-month periods ended September 30, 2021 and 2020, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues through various future payment dates.  In addition, during the nine-month periods ended September 30, 2021 and 2020, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates.  Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged.  All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. In the nine-month period ended September 30, 2021 there has been no such effect on our financial presentation.  The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the nine-month period ended September 30, 2021.  See Note 13 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at September 30, 2021.

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

Risks Relating to the Proposed Acquisition of Willis Towers Watson plc Treaty Reinsurance Brokerage Operations (the Acquisition).

There can be no assurance that the Acquisition will be completed or that we will realize the expected benefits of the Acquisition.

We can provide no assurance that the various conditions to closing of the Acquisition will be satisfied, including the closing of the receipt of anti-trust, regulatory or other necessary approvals, or as to the terms on which any such approvals may be given.  Our ability to complete the Acquisition may also be negatively impacted by general market conditions, volatility in the capital markets and the other risks described herein.

Although we currently anticipate that the Acquisition, should it occur, will be accretive to earnings per share (on an as adjusted earnings basis for estimated reduction in revenue as a result of non-renewal of clients, departed key brokers and other employees, and expected changes in operating expenses and other items that is not pursuant to GAAP) from and after its closing, this expectation is based on assumptions about our business, the operations to be acquired and preliminary estimates, which may change materially. As a result, should the Acquisition occur, certain other amounts to be paid in connection with the Acquisition may cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Acquisition and cause a decrease in the market price of our common stock. In addition, a change in the assumptions may result in a change in future earnings, which could be material.

We may encounter integration challenges and the Acquisition may not perform as expected.

We can provide no assurance that we will be able to successfully integrate the operations acquired in the Acquisition or achieve expected cost savings or synergies from such integration, that the acquired operations will perform as expected, or that we will not incur unforeseen obligations or liabilities. It is possible that our experience in running the operations acquired in the Acquisition will require us to adjust our expectations regarding the impact of the acquisition on our operating results. In particular, the amount of revenue we expect the acquired operations to lose, due to the departure of key employees, the loss of key clients within the acquired operations, or for other reasons, is based upon estimates, assumptions and projections that may turn out to be incorrect. As a result, actual lost revenue within the acquired operations may be greater than anticipated. In addition, integration efforts are anticipated to be complex and may divert management’s attention and resources, which could adversely affect our operating results.

The risk of non-compliance with non-U.S. laws, regulations and policies could adversely affect our results of operations, financial condition or strategic objectives.

The Acquisition will introduce us to a few new geographic markets, subjecting us to additional non-U.S. laws, regulations and policies which do not currently apply to us.  These laws and regulations are complex, change frequently, have become more stringent over time, could increase our cost of doing business, and could result in conflicting legal requirements. These laws and regulations include international labor and employment laws, data privacy requirements, and local laws prohibiting corrupt payments to government officials. We will be subject to the risk that we, our employees, our agents, or our affiliated entities, or their respective officers, directors, employees and agents, may take actions determined to be in violation of any of these laws, regulations or policies, for which we might be held responsible. Actual or alleged violations could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

While we believe that relations with work councils and trade unions in these countries are and will continue to be satisfactory, work stoppages could occur and we may not be successful in negotiating new collective bargaining agreements. In addition, collective bargaining negotiations may (1) result in significant increases in the cost of labor, (2) divert management’s attention away from operating the business or (3) break down and result in the disruption of operations. The occurrence of any of the preceding conditions could result in increased costs and impair our ability to operate our business.

There can be no assurance that we will be able to secure the required financing in connection with the Acquisition on acceptable terms, at favorable pricing, in a timely manner, or at all.

We expect to finance the Acquisition using cash on hand, including the $1.4 billion of net cash raised via the follow-on public offering and the $850 million of net cash borrowed via the May 12, 2021 30-year senior note issuance, short-term borrowings and/or capital market transactions and additional free cash generated before close. The completion of the Acquisition is not conditioned on our ability to obtain financing.  If our ability to raise funds through the capital markets is impacted for any reason, including, but not limited to, a deterioration in our financial results, poor economic conditions, or stock market volatility, we may be unable to complete debt offerings on acceptable terms, at favorable pricing, in a timely manner, or at all. Additionally, the cost of financing the Acquisition could be more expensive than expected. If we are unable to obtain such financing as anticipated, we may be compelled to specifically perform our obligations to complete the Acquisition or could otherwise be subject to claims under the Security and Asset Purchase Agreement, each of which could have a material adverse effect on the Company.

We have made certain assumptions relating to the Acquisition which may prove to be materially inaccurate.

We have made certain assumptions relating to the Acquisition, which assumptions may be inaccurate, including as a result of the failure to realize the expected benefits of the Acquisition, higher than expected transaction and integration costs and unknown liabilities as well as general economic and business conditions that adversely affect the combined company following the Acquisition. These assumptions relate to numerous matters, including:

•	Projections of future revenue, EBITDAC and our earnings per share, including assumptions and projections regarding revenue we expect to lose;
•	Projections of future expenses and expense allocation relating to the Acquisition and the acquired assets;
•	Our ability to maintain, develop and deepen relationships with employees, including key brokers, and customers associated with the acquired assets;
•	Our ability to issue equity and debt or any other financing, or to generate and maintain needed cash from operations, to complete the Acquisition;
•	The amount of goodwill and intangibles that will result from the Acquisition;
•	Certain other purchase accounting adjustments that we may be required to record in our financial statements in connection with the Acquisition;
•	Acquisition costs, including restructuring charges and transaction costs; and
•	Other financial and strategic risks of the Acquisition.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended September 30, 2021:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased (1)	per Share (2)	or Programs (3)	Programs (3) (4)
July 1 through July 31, 2021	1,759	$140.56	—	1,500
August 1 through August 31, 2021	3,213	140.95	—	1,500
September 1 through September 30, 2021	28,236	149.32	—	1,500
Total	33,208	$148.48	—

(1)

Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement.  Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65.  See Note 10 to the September 30, 2021 unaudited consolidated financial statements in this report for more information regarding the DEPP.  The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards.  Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions.  In the third quarter of 2021, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2021 awards under the DCPP.  The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after‑tax basis.  Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock.  When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock.  We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust.  We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans.  All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency.  The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.

(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.
(3)

Effective July 28, 2021, the board of directors approved a new common stock repurchase plan of up to $1.5 billion of common stock. Repurchases of common stock may be effected from time to time through open market purchases, trading plans established in accordance with the U.S. Securities and Exchange Commission’s rules, accelerated stock repurchases, private transactions or other means, depending on satisfactory market conditions, applicable legal requirements and other factors. The new repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under his plan.  At our discretion, we may suspend the new repurchase plan at any time.  Previously, we had a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on January 24, 2008 and approved the repurchase of 10,000,000 shares).

(4)	Dollar values stated in millions.

Item 6.	Exhibits

Filed with this Form 10‑Q

10.1

Security and Asset Purchase Agreement, dated as of August 12, 2021, by and between Arthur J. Gallagher & Co. and Willis Watson plc (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated August 16, 2021.)

10.1*	Arthur J. Gallagher & Co. U.K. Employee Share Incentive Plan (incorporated by reference to Exhibit 4.3 to our Form S-8 Registration Statement, File No. 333-258331).

10.2*

Form of Partnership Share Agreement under the Arthur J. Gallagher & Co. U.K. Employee Share Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333‑258331).

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

Arthur J. Gallagher & Co.

Date: October 29, 2021	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)