Form 10-K
period 2021-12-31
Arthur J. Gallagher & Co.
filed 2022-02-18
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2021 (the last day of the registrant’s most recently completed second quarter) was $25,186,468,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2022 was 208,542,000.

Documents incorporated by reference: Portions of Arthur J. Gallagher & Co.’s definitive 2022 Proxy Statement are incorporated by reference into this Form 10‑K in response to Part III to the extent described herein.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations or forecasts of future events.  Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  For example, we may use forward-looking statements when addressing topics such as: comments regarding the expected benefits of our acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations; the remaining twelve international deferred closings that require local regulatory approvals for such acquisition; the expected duration and costs of integration of such acquisition; market and industry conditions, including competitive and pricing trends; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, audits, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes, expectations regarding our investments, human capital management, including diversity and inclusion initiatives; environmental, social and governance matters, including climate-resilience products and services and carbon emissions; and integrating recent acquisitions.  These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors from the acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations that could impact results include:

•	Risks related to the integration of the operations, businesses and assets acquired in the acquisition into the Company;
•	Risks related to retention of clients following completion of the acquisition;
•

The possibility that the twelve remaining international deferred closings that are subject to local regulatory approval, and which are expected to close in the first and second quarters of 2022, are not closed on a timely basis or at all;

•	Potential adverse reactions or changes to business or employee relationships, including those resulting from the completion of the acquisition;
•	The possibility that our estimates of lost revenue in the operations acquired, are inaccurate and actual lost revenue is greater;
•

The increased legal and regulatory complexity of entering additional geographic markets, including the risks associated with the labor and employment law frameworks in certain countries where the Company did not previously operate;

•	Diversion of management’s attention from ongoing business operations and opportunities;
•	The inability to retain certain key employees of the operations acquired in the acquisition or the Company; and
•	That financial information subsequently presented for the business acquired in the acquisition in our subsequent public filing may be different from that presented herein.

Additional potential factors that could impact results include:

•	The ongoing COVID-19 pandemic, including its effect on the economy, our employees, our clients, the regulatory environment and our operations;
•

A future economic downturn or unstable economic conditions, whatever the cause, including the stalling or reversal of economic recovery following COVID-19, or other factors like inflation, worsening international relations, a military conflict between Russia and Ukraine, tariffs, trade wars, political violence and unrest in the U.S. or around the world, or climate change and other long-term environmental, social and governance matters and global health risks;

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
•

Cyber attacks or other cybersecurity incidents including the ransomware incident we publicly disclosed in September 2020; improper disclosure of confidential, personal or proprietary data; and changes to laws and regulations governing cybersecurity and data privacy;

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
•

Risks arising from our international operations, including the risks posed by political and economic uncertainty in certain countries, (including the repercussions of a military conflict between Russia and Ukraine), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti-corruption, sanctions and privacy laws), rising global tensions and protectionism, and risks arising from the complexity of managing businesses across different time zones, languages, geographies, cultures and legal regimes that conflict with one another at times;

•

Risks particular to our risk management segment, including wage inflation, staffing shortages, any slowing of the trend toward outsourcing claims administration, and the concentration of large amounts of revenue with certain clients;

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

•	The outcome of any existing or future investigation, review, regulatory action or litigation;
•	Unfavorable determinations related to contingencies and legal proceedings;
•	Significant changes in foreign exchange rates;
•	Changes to our financial presentation from new accounting estimates and assumptions;
•	Intellectual property risks;
•

Risks related to our legacy clean energy investments, including intellectual property claims, environmental and product liability claims, environmental compliance costs and the risk of disallowance by the Internal Revenue Service (which we refer to as the IRS) of previously claimed tax credits;

•	The risk that our outstanding debt adversely affects our financial flexibility and restrictions and limitations in the agreements and instruments governing our debt;

•	The risk of credit rating downgrades;
•	The risk we may not be able to receive dividends or other distributions from subsidiaries;
•	The risk of share ownership dilution when we issue common stock as consideration for acquisitions and for other reasons; and
•	Volatility of the price of our common stock.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions, including the risk factors referred to above, and are currently, or in the future could be, amplified by the COVID-19 pandemic.  Our future performance and actual results or outcomes may differ materially from those expressed in forward-looking statements. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of the applicable document. Many of the factors that will determine these results are beyond our ability to control or predict.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  Forward-looking statements speak only as of the date that they are made, and we do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect new information, future or unexpected events or otherwise, except as required by applicable law or regulation.  In addition, historical, current and forward-looking sustainability-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in this report and any other reports we file with the Securities and Exchange Commission (SEC) in the future.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2021

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

Our brokerage segment operations provide brokerage and consulting services to businesses and organizations of all types, including commercial, not-for-profit, public entities, insurance companies and insurance capital providers, and, to a lesser extent, individuals, in the areas of insurance placement, risk of loss management, and management of employer sponsored benefit programs.  Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not-for-profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by an underwriting enterprise.

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

Since our founding in 1927, we have grown from a one-person insurance agency to the world’s fourth largest insurance broker/risk manager based on revenues, according to Business Insurance magazine’s July/August 2021 edition, to the world’s third largest insurance broker/risk manager based on market capitalization as of December 31, 2021, and one of the world’s largest property/casualty third party claims administrators, according to Business Insurance magazine’s May 2021 edition.  We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 73%, 13% and 14%, respectively, to 2021 revenues.  We generate approximately 67% of our revenues from the combined brokerage and risk management segments in the United States (U.S.), with the remaining 33% generated internationally, primarily in the United Kingdom (U.K.), Australia, Canada, New Zealand and Bermuda.  All of the revenues of the corporate segment are generated in the U.S.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “AJG”, and we had a market capitalization at December 31, 2021 of approximately $35.4 billion.  Information in this report is as of December 31, 2021 unless otherwise noted.  We were reincorporated as a Delaware corporation in 1972.  Our executive offices are located at 2850 Golf Road, Rolling Meadows, Illinois 60008-4050, and our telephone number is (630) 773‑3800.

Operating Segments

We report our results in three segments: brokerage, risk management and corporate.  The major sources of our operating revenues are commissions, fees and supplemental and contingent revenues from our brokerage operations, and fees, including performance‑based fees, from our risk management operations.  The corporate segment generates revenues from our clean energy investments.  Our ability to generate additional tax credits from our Section 45 clean energy investments ended in December 2021.

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

Brokerage Segment

The brokerage segment accounted for 73% of our revenues in 2021.  Our brokerage segment operates through a network of more than 475 sales and service offices located throughout the U.S. and more than 300 sales and service offices in 67 countries, most of which are in the U.K., Australia, Canada, New Zealand and Bermuda.  Most of these offices are fully staffed with sales and service personnel.  We also offer client service capabilities in more than 150 countries around the world through a network of correspondent brokers and consultants.

On December 1, 2021, we acquired substantially all of the Willis Towers Watson’s plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets.  There are twelve remaining international operations with deferred closings that comprise approximately $180 million of the initial purchase consideration that are subject to local regulatory approval and are expected to close in first and second quarters of 2022.  Together with our existing reinsurance operations, the combined businesses will trade as Gallagher Re from more than 70 offices across 31 countries and incorporate approximately 2,200 employees.  This acquisition brings specialist expertise, underpinned by a portfolio of analytics capabilities including catastrophe modeling, dynamic financial analysis, rating agency analysis and capital modeling that will immediately provide value to insurance carriers and insurance capital providers around the world.

Domestic Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 82% of our brokerage segment revenues in 2021. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage.  Significant lines of insurance coverage and consultant capabilities are as follows:

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

Our retail brokerage operations are organized and operate within certain key niche/practice groups, which account for approximately 79% of our retail brokerage revenues.  These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base.  Significant niche/practice groups we serve are as follows:

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

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 18% of our brokerage segment revenues in 2021.  Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through approximately 300 offices primarily located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation.  In certain cases we act as a brokerage wholesaler, and in other cases we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for underwriting enterprises.  Managing general agents and managing general underwriters are agents authorized by an underwriting enterprise to manage all or a part of its business in a specific geographic territory.  Activities they perform on behalf of the underwriting enterprise may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

More than 79% of our wholesale brokerage reve3nues comes from non-affiliated brokerage clients.  Based on revenues, our domestic wholesale brokerage operation ranked as the largest managing general agents/underwriting managers/Lloyds coverholders according to Business Insurance magazine’s September 2021 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 13% of our revenues in 2021.  Approximately 63% of our risk management segment’s revenues are from workers’ compensation-related claims, 30% are from general and commercial auto liability-related claims and 7% are from property-related claims in 2021.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not for profit organizations and public entities on an independent basis from our brokerage operations.  We manage our third party claims adjusting operations through a network of more than 57 offices located throughout the U.S., Australia, the U.K., New Zealand and Canada.  Most of these offices are fully staffed with claims adjusters and other service personnel.  Our adjusters and service personnel act solely on behalf and under the instruction of our clients.

While this segment complements our brokerage and consulting offerings, approximately 90% of our risk management segment’s revenues come from clients not affiliated with our brokerage operations, such as underwriting enterprises and clients of other insurance brokers.  Based on revenues, our risk management operation ranked as one of the world’s largest property/casualty third party claims administrators according to Business Insurance magazine’s May 2021 edition.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from:

•	Program business and the outsourcing of portions of underwriting enterprise claims departments;
•	Increased levels of business with Fortune 1000 companies;
•	Larger middle-market companies and captives; and
•	Mergers and acquisitions.

Corporate Segment

The corporate segment accounted for 14% of our revenues in 2021.  The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses, other corporate costs and the impact of foreign currency translation.  The revenues reported by this segment result almost solely from our consolidated clean energy investments.

We own 35 commercial clean coal production facilities that are qualified to produce refined coal using Chem-Mod LLC’s proprietary technologies.  These operations produced refined coal that we believe qualifies for tax credits under Internal Revenue Code Section 45 (which we refer to as IRC Section 45).  The law that provides for IRC Section 45 tax credits expired as of December 31, 2019 for 14 of our plants and expired on December 31, 2021 for the other 21 plants. Chem-Mod LLC (described below) is a privately held enterprise that has commercialized multi-pollutant reduction technologies to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.  We own 46.5% of Chem-Mod LLC and are its controlling managing member.  We also have a 12.0% noncontrolling interest in dormant, privately-held, enterprises, C-Quest Technology LLC and C-Quest Technologies International LLC (which we refer to together as, C-Quest), which own technologies that reduce carbon dioxide emissions created by burning fossil fuels.  At this time, it is unclear if C‑Quest will ever become commercially viable.

International and Other Brokerage Related Operations

We operate as a retail commercial property and casualty broker throughout 51 locations in Australia, 52 locations in Canada and 36 locations in New Zealand.  In the U.K., we operate as a retail broker from approximately 110 locations. We also have specialty, wholesale, underwriting and reinsurance intermediary operations in London for clients to access Lloyd’s of London and other international underwriting enterprises, and a program operation offering customized risk management products and services to U.K. public entities.  See the previous discussion regarding our acquisition of the Willis Towers Watson’s plc treaty reinsurance brokerage operations as it relates to the impact on our international operations.

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

We also have a wholly owned underwriting enterprise subsidiary based in the U.S. that cedes all of its insurance risk of loss to reinsurers or captives under facultative and quota-share treaty reinsurance agreements.  See Note 18 to our 2021 consolidated financial statements for additional financial information related to the insurance activity of our wholly owned underwriting enterprise subsidiary for 2021, 2020 and 2019.

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

Risk Management Segment

Our risk management operation currently ranks as one of the world’s largest property/casualty third party claims administrators based on revenues, according to Business Insurance magazine’s May 2021 edition.  We believe that the primary factors determining our competitive position are our ability to deliver better outcomes, reputation for outstanding service, cost-efficient service and financial strength.

Business Combinations

We completed and integrated 621 acquisitions from January 1, 2002 through December 31, 2021, most of which were within our brokerage segment.  The majority of these acquisitions have been smaller regional or local brokerages, agencies, or employee benefit consulting operations with a middle or small client focus and/or significant expertise in one of our niche/practice groups.  The total purchase price for individual acquisitions has typically ranged from $1.0 million to $100.0 million.

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

See Note 3 to our 2021 consolidated financial statements for a summary of our 2021 acquisitions, the amount and form of the consideration paid and the dates of acquisitions.

Clients

Our client base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities. In 2021, our largest single client represented approximately 1% and our ten largest clients together represented approximately 3% of our combined brokerage and risk management segment revenues.

Human Capital

In 2021, the COVID-19 pandemic continued to have a significant impact on our human capital management. Many of our employees continue to work remotely for some or all of their work week and we continue to make investments in support of a hybrid work environment. We have instituted safety protocols and procedures for employees when they are in an office.

As of December 31, 2021, we had approximately 39,000 employees, with approximately 47% in the U.S. and 53% outside of the U.S.  Approximately 76% of our employees work in our brokerage segment and 19% in our risk management segment. Our remaining employees work in our corporate segment, primarily in our home office and financial services division, as well as in our service centers in India and elsewhere around the world.  In 2021, our total compensation expense was $3,252.4 million for the brokerage segment and $580.7 million for the risk management segment, representing 55% and 60%, respectively, of brokerage and risk management segment revenues. Additional information regarding compensation expense, both on a reported and an adjusted basis can be found elsewhere in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

While many of our new employees come to us through mergers and acquisitions and traditional hiring, “growing our own” has long been a key part of our human capital strategy. Our summer internship program began more than fifty years ago with a single intern. Since then, our program has grown globally and we employ more than 400 interns each summer, pre-pandemic (we had fewer interns in 2020 and 2021 due to the COVID-19 pandemic). We provide our interns with professional development and on-the‑job sales training that gives them the opportunity to cultivate expertise and accelerate their full-time sales career growth.

As of December 31, 2021, approximately 58% of our employees were women, including 47% of managers and 40% of producers. In the U.S., approximately 25% of our employees were racially/ethnically diverse, including 15% of managers and 18% of producers.

Regulation

Many of our activities throughout the world are subject to supervision and regulations promulgated by regulatory or self-regulatory bodies such as the SEC, the NYSE, the Department of Justice (DOJ), the IRS, the Office of Foreign Assets Control, the Federal Trade Commission and the Financial Industry Regulatory Authority (FINRA) in the U.S., the Financial Conduct Authority in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate.  Our retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, data privacy, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves and the amount of local investment with respect to our operations in certain countries.

The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including increased staffing needs, the development of new policies, procedures and internal controls and providing training to employees in multiple locations, adding to our cost of doing business.  Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance.  In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected.  In addition, major political and legal developments in jurisdictions in which we do business may lead to new regulatory costs and challenges.  Related to our acquisition of the Willis Towers Watson’s plc treaty reinsurance brokerage operations there are twelve remaining international deferred closings that comprise approximately $180 million of the initial purchase consideration that are subject to local regulatory approval and various licensing requirements that are expected to close in first and second quarters of 2022.

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

Item 1A. Risk Factors.

Risk Factor Summary

Risks Relating to the Acquisition of the Willis Towers Watson plc Treaty Reinsurance Brokerage Operations

•	We may encounter integration challenges and the Acquisition may not perform as expected.
•	The risk of non-compliance with non-U.S. laws, regulations and policies could adversely affect our results of operations, financial condition or strategic objectives.
•	We have made certain assumptions relating to the Acquisition which may prove to be materially inaccurate.
•	There can be no assurance that deferred closings in certain jurisdictions will occur or that we will realize the expected benefits of the Acquisition.

Risks Relating to our Business Generally

•	The ongoing COVID-19 pandemic has and could continue to adversely affect our business, results of operations and financial condition.
•	An economic downturn, as well as unstable economic conditions in the countries and regions in which we operate, could adversely affect our results of operations and financial condition.
•

Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity could adversely affect our results of operations and financial condition.

•

We have historically acquired large numbers of insurance brokers, benefit consulting firms and, to a lesser extent, third party claims administration and risk management firms.  We may not be able to continue such an acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.

•	We face significant competitive pressures in each of our businesses.
•	Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
•

Contingent and supplemental revenues we receive from underwriting enterprises are less predictable than standard commission revenues, and any decrease in the amount of these forms of revenue could adversely affect our results of operations.

•

If we are unable to apply technology effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

•	Damage to our reputation could have a material adverse effect on our business.
•

Climate risks, including the risk of an economic crisis, risks associated with the physical effects of climate change and disruptions caused by the transition to a low-carbon economy, could adversely affect our business, results of operations and financial condition.

•	Our ESG-related aspirations, goals and initiatives, and our public statements and disclosures regarding them, expose us to numerous risks.
•	Our future success depends success depends, in part, on our ability to attract and retain experienced and qualified talent, including our senior management team.
•	Our substantial operations outside the U.S. expose us to risks different than those we face in the U.S.
•	We face a variety of risks in our risk management third-party claims administration operations that are distinct from those we face in our insurance brokerage and benefit consulting operations.
•	We face a variety of risks in our benefit consulting operations distinct from those we face in our insurance brokerage operations.
•	Sustained increases in the cost of employee benefits could reduce our profitability.
•	Business disruptions could have a material adverse effect on our operations, damage our reputation and impact client relationships.

Regulatory, Legal and Accounting Risks

•

Improper disclosure of confidential, personal or proprietary information and cybersecurity attacks could result in regulatory scrutiny, legal liability or reputational harm, and could adversely affect our business, financial condition and reputation.

•	Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.
•

We are subject to regulation worldwide.  If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business, or we may be less profitable.

•

We could be adversely affected by violations or alleged violations of laws that impose requirements for the conduct of our overseas operations, including the FCPA, the U.K. Bribery Act or other anti-corruption laws, sanctioned parties restrictions and FATCA.

•	We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.
•	Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.
•

Limited protection of our intellectual property could harm our business and our ability to compete effectively, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

Risks Relating to our Investments, Debt and Common Stock

•	Our clean energy investments are subject to various risks and uncertainties.
•	The IRC Section 45 operations in which we have invested and the by-products from such operations may result in environmental and product liability claims and environmental compliance costs.
•	We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.
•	Credit rating downgrades would increase our financing costs and could subject us to operational risk.
•	We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.
•	Future sales or other dilution of our equity could adversely affect the market price of our common stock.

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

Risks Relating to the Acquisition of Willis Towers Watson plc Treaty Reinsurance Brokerage Operations

We may encounter integration challenges and the Acquisition may not perform as expected.

On December 1, 2021, we completed the acquisition of the treaty reinsurance brokerage operations of Willis Towers Watson plc (the “Acquisition”).  Upon completion of the Acquisition, we paid Willis Towers Watson plc an initial gross purchase price of $3.25 billion. Under the terms of the purchase agreement, the purchase price is subject to potential additional deferred consideration of up to $750 million, payable in 2025 based on revenues of the acquired operations in 2024.  We can provide no assurance that we will be able to successfully integrate the operations acquired in the Acquisition, that the acquired operations will perform as expected, or that we will not incur unforeseen obligations or liabilities. It is possible that our experience in running the operations acquired in the Acquisition will require us to adjust our expectations regarding the impact of the acquisition on our operating results. In particular, the amount of revenue we expect the acquired operations to lose, due to the departure of key employees, the loss of key clients within the acquired operations, or for other reasons, is based upon estimates, assumptions and projections that may turn out to be incorrect.  As a result, actual lost revenue within the acquired operations may be greater than anticipated.  In addition, integration efforts are anticipated to be complex and may divert management’s attention and resources, which could adversely affect our operating results.

The risk of non-compliance with non-U.S. laws, regulations and policies could adversely affect our results of operations, financial condition or strategic objectives.

The Acquisition will introduce us to several new geographic markets, subjecting us to additional non-U.S. laws, regulations and policies, which do not currently apply to us.  These laws and regulations are complex, change frequently, have become more stringent over time, could increase our cost of doing business, and could result in conflicting legal requirements. These laws and regulations include international labor and employment laws, data privacy requirements, and local laws prohibiting corrupt payments to government officials. We will be subject to the risk that we, our employees, our agents, or our affiliated entities, or their respective officers, directors, employees and agents, may take actions determined to be in violation of any of these laws, regulations or policies, for which we might be held responsible. Actual or alleged violations could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives.

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

We have made certain assumptions relating to the Acquisition, which may prove to be materially inaccurate.

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

There can be no assurance that deferred closings in certain jurisdictions will occur or that we will realize the expected benefits of the Acquisition.

There are deferred closings in twelve jurisdictions scheduled for the first and second quarters of 2022, representing approximately $180 million of the initial purchase consideration. We can provide no assurance that the various conditions to these deferred closings will be satisfied, including the receipt of regulatory or other necessary approvals, or as to the terms on which any such approvals may be given.

Although we currently anticipate that the Acquisition will be accretive to earnings per share (on an as adjusted earnings basis for expected changes in operating expenses and other items that is not pursuant to GAAP) from and after its closing, this expectation is based on assumptions about our business, the operations to be acquired and preliminary estimates, which may change materially. As a result, certain other amounts to be paid in connection with the Acquisition may cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Acquisition and cause a decrease in the market price of our common stock. In addition, a change in the assumptions may result in a change in future earnings, which could be material.

Risks Relating to our Business Generally

The ongoing COVID-19 pandemic has and could continue to adversely affect our business, results of operations and financial condition.

The global spread of COVID-19 (including potentially more contagious strains of COVID-19 such as the Delta and Omicron variants) has created significant volatility and uncertainty and economic disruption. The extent to which the pandemic impacts our business, operations and financial results will depend on numerous evolving factors, many of which are not within our control and which we may not be able to accurately predict, including: its duration and scope; the ultimate availability, administration and effectiveness of vaccines around the world, and our employees’ and the general population’s willingness to receive them; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic, including vaccine mandates, which could be controversial for some employees; the impact of the pandemic on economic activity and actions taken in response; the ability of our clients to pay their insurance premiums which could impact our commission and fee revenues for our services; the nature and extent of claims impacting the ability of underwriting enterprises to pay supplemental and contingent commissions; the number of new arising workers’ compensation and general liability claims; and the long-term impact of employees working from home, including increased technology costs; and employees’ holistic wellbeing.

•

Economy-related risks.  Earlier in the pandemic, the decline in economic activity caused by COVID-19 adversely affected, and if the economic recovery stalls or reverses could in the future materially adversely affect, our business, results of operations and financial condition. Reductions in our clients’ exposure units (such as headcount, payroll, properties, the market values of their assets, and plant, equipment and other asset utilization levels, among other factors) will reduce the amount of insurance coverage and consulting and claims administration services they need.  In addition, earlier in the pandemic, the number of newly arising workers’ compensation and general liability claims, which directly impact our fee revenues in our risk management operation, declined materially.  Certain of our brokerage industry niches, such as hospitality, transportation, manufacturing and construction, were significantly affected by the economic decline during the pandemic in 2020.  If such a decline in economic activity were to return and clients enter bankruptcy, liquidate their operations or consolidate, our revenues and the collectability of our receivables will be adversely affected. In our risk management operation, we inform claimants of insurance coverage and compensability determinations on behalf of our third-party claims administration clients (including, during the past year, with respect to numerous COVID-19 related claims) on the basis of client direction or written opinions from outside counsel. Claimants who have been denied coverage and sue our clients may also bring actions against us. While we do not believe any such actions against us generally have merit, they could result in significant costs, damage our reputation, and/or harm our relationships with clients.  In addition, factors related to the pandemic, including supply chain issues, have contributed to a rise in inflation in the U.S. that could negatively impact the economy and the capital markets, which could adversely affect our business, results of operations and financial condition.

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

COVID-19 and the volatile regional and global economic and regulatory conditions stemming from the pandemic, as well as reactions to future pandemics or new strains or resurgences of COVID-19, could also precipitate or aggravate the other risk factors that we identify in this report, which in turn could materially adversely affect our business, financial condition, liquidity, results of operations (including revenues and profitability) and/or stock price.  Further, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

An economic downturn, as well as unstable economic conditions in the countries and regions in which we operate, could adversely affect our results of operations and financial condition.

Apart from the impact of COVID-19, a decline in economic activity for any other reason (including inflation, climate change, the transition to a low-carbon economy, or the uncertainty caused by political violence and chaos), including repercussions from an attack by Russia on Ukraine, could adversely impact us in future years as a result of reductions in the amount of insurance coverage and consulting services that our clients purchase due to reductions in their headcount, payroll, properties, and the market values of assets, among other factors.  Any such reduction or decline (whether caused by an overall economic decline or declines in certain industries or in certain countries and regions in which we operate) could adversely impact our commission revenues, consulting revenues or revenues from managing third-party insurance claims.  Some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our results of operations and financial condition.  If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected.

Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity could adversely affect our results of operations and financial condition.

We have a significant amount of receivables from certain of the underwriting enterprises with which we place insurance.  If those companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations.  The failure of an underwriting enterprise with which we place business could result in errors and omissions claims against us by our clients.  Further, the failure of errors and omissions underwriting enterprises could make the errors and omissions insurance we rely upon cost prohibitive or unavailable. Underwriting enterprises are also clients of our reinsurance brokerage operations, so any of the negative developments for underwriting enterprises referred to above could also reduce our commission revenues from such clients. Any of these developments could adversely affect our results of operations and financial condition.  In addition, if underwriting enterprises merge or if a large underwriting enterprise fails or withdraws from offering certain lines of coverage, for example, because of large payouts related to climate change or other emerging risk areas, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability.

We have historically acquired large numbers of insurance brokers, benefit consulting firms and, to a lesser extent, third party claims administration and risk management firms.  We may not be able to continue such an acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.

Our ordinary-course acquisition program has been an important part of our historical growth, particularly in our brokerage segment, and we believe that similar acquisition activity will be important to maintaining comparable growth in the future.  See also “Risks Relating to Acquisition of Willis Towers Watson plc Treaty reinsurance brokerage operations” above.  Failure to successfully identify and complete acquisitions likely would result in us achieving slower growth.  Continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms, private equity-backed consolidators and newly public insurance brokers (one of which has a partnership tax structure that gives it an advantage in pricing acquisitions) has in some cases made and could in the future make appropriate acquisition targets more difficult to identify and more expensive.  Even if we are able to identify appropriate acquisition targets, we may not have sufficient capital to fund acquisitions, be able to execute transactions on favorable terms or integrate targets in a manner that allows us to realize the benefits we have historically experienced from acquisitions.  When regulatory approval of acquisitions is required, our ability to complete acquisitions may be limited by an ongoing regulatory review or other issues with the relevant regulator.  Our ability to finance and integrate acquisitions may also decrease if we complete a greater number of larger acquisitions than we have historically.  See Note 3 to the consolidated financial statements elsewhere in this report for information regarding the size of transactions in the reporting period.

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

The insurance brokerage and employee benefit consulting businesses are highly competitive and many insurance brokerage and employee benefit consulting organizations actively compete with us in one or more areas of our business around the world.  Three of the firms we compete with in the global risk management and brokerage markets have larger revenues than ours.  In addition, many other smaller firms that operate nationally or that are strong in a particular country, region or locality may have, in that country, region or locality, an office with revenues as large as or larger than those of our corresponding local office.  Our third party claims administration operation also faces significant competition from stand-alone firms as well as divisions of larger firms.  Over the past decade or more, private equity sponsors have invested heavily in the insurance brokerage and third party claims administration industries, creating new competitors and strengthening existing ones.  Across all of our operations, Insurtech and technology-based start-ups are entering the business. In most cases, these businesses complement or enhance our offerings, but in some cases, they compete with us.

We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the personalized attention we provide, the individual and corporate expertise of the brokers and consultants providing the actual service to the client, our data and analytics capabilities, and our ability to help our clients manage their overall risk exposure and insurance or reinsurance costs.  Losing business to competitors offering similar services or products at a lower cost or having other competitive advantages would adversely affect our business.

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

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by digital disruption and developments in technology.  These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotics, blockchain or new approaches to data mining.  We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, “Insurtech” start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence and blockchain, to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate.  We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards.  We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace.  Additionally, the effort to gain technological expertise and develop new technologies in our business requires us to incur significant expenses. Investments in technology systems may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we cannot offer new technologies as quickly as our competitors, or if our competitors develop more cost-effective technologies or product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

In some cases, we depend on key third-party vendors and partners to provide technology and other support for our strategic initiatives.  If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

Damage to our reputation could have a material adverse effect on our business.

Our reputation is one of our key assets.  We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our expertise, level of service, ability to protect client information, trustworthiness, business practices, financial condition and other subjective qualities such as ethics, culture and values. Our success is also dependent on maintaining a good reputation with existing and potential employees, investors, regulators and the communities in which we operate.  Negative perceptions or publicity regarding the matters noted above, including our association with clients or business partners with damaged reputations, or from actual or alleged conduct by us or our employees, could damage our reputation. Our reputation could also be harmed by negative perceptions or publicity regarding ESG matters including concerns with environmental matters, climate change, workforce diversity, political spending, pay equity, harassment, racial justice, cybersecurity and data privacy. Any resulting erosion of trust and confidence could make it difficult for us to attract and retain clients, employees or investors; result in lower ESG ratings, exclusion of our stock from ESG-oriented indices, and reduced demand for our stock from ESG-focused investment funds; increase our cost of borrowing in the future; or harm our relationships with regulators and the communities in which we operate.  Any of these matters could have a material adverse effect on our business, financial condition and results of operations. See below for additional risk factors regarding climate risks and ESG initiatives and disclosures.

Climate risks, including the risk of an economic crisis, risks associated with the physical effects of climate change and disruptions caused by the transition to a low-carbon economy, could adversely affect our business, results of operations and financial condition.

Climate change has been widely identified by investors and regulators as a systemic risk to the global economy.  The U.S. Federal Reserve has warned that a gradual change in investor sentiment regarding climate risk introduces the possibility of abrupt tipping points or significant swings in sentiment, which could create unpredictable follow-on effects in financial markets.  If this occurred, not only would our business be negatively impacted by the general economic decline, but a drop in the stock market affecting our stock price could negatively impact our ability to grow through mergers and acquisitions financed using our common stock.

The transition to a low-carbon economy could harm specific industries or sectors such as oil and gas in ways that could impact our business.  Our clients in such industries could go out of business or have reduced needs for insurance-related or consulting services, which could adversely impact our commission revenues, consulting revenues or revenues from managing third-party insurance claims. Negative publicity arising from our association with clients in disfavored businesses or industries, or the perception that we are not sufficiently focused on climate risks facing Gallagher or on reducing our own carbon emissions, could damage our reputation with investors, clients, employees and regulators.  In addition, the transition to a low-carbon economy could give rise to the need for innovative insurance and risk management solutions for entirely new industries and companies, as well as advice and services to bolster climate resilience for existing companies.  If we fail to innovate and provide valuable services to our clients in response to these changes, we could lose market share to our competitors or new market entrants that do.

We do not assume net underwriting risk, other than with respect to de minimis amounts necessary to provide minimum or regulatory capital, and thus do not experience direct material financial implications related to extreme weather events.  In addition, we are a professional services firm with people as our most important asset and limited physical operations.  However, if underwriting enterprises fail or withdraw from offering certain lines of coverage because of large payouts related to climate change, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability. Underwriting enterprises are also clients of our reinsurance brokerage operations, so any of the negative developments for underwriting enterprises referred to above could also reduce our commission revenues from such clients.

Our ESG-related aspirations, goals and initiatives, and our public statements and disclosures regarding them, expose us to numerous risks.

Our business may face increased scrutiny from the investment community, other stakeholders, regulators and the media related to our ESG activities, including goals, targets and objectives we may announce in the future, and our methodologies and timelines for pursuing them. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives, to comply with ethical, environmental or other standards, regulations or expectations or to satisfy various reporting standards with respect to these matters, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation.

Our future success depends, in part, on our ability to attract and retain experienced and qualified talent, including our senior management team.

We depend upon members of our senior management team, who possess extensive knowledge and a deep understanding of our business and strategy.  We could be adversely affected if we fail to plan adequately for the succession of these leaders, including our chief executive officer.  We could also be adversely affected if we fail to attract and retain talent and foster a diverse and inclusive workplace throughout our organization. Competition for talent is intense in many areas of our business, particularly in rapidly developing fields such as artificial intelligence and data engineering. In addition, our industry has experienced competition for leading brokers and in the past we have lost key brokers and groups of brokers, along with their clients, business relationships and intellectual property directly to our competition.  We enter into agreements with many of our brokers and significant client-facing employees and all of our executive officers, which prohibit them from disclosing confidential information and/or soliciting our clients, prospects and employees upon their termination of employment.  The confidentiality and non-solicitation provisions of such agreements terminate in the event of a hostile change in control, as defined in the agreements.  Although we pursue legal actions for alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action, such legal actions may not be effective in preventing such breaches, theft or infringement.  Our failure to adequately address any of these issues could have a material adverse effect on our business, operating results and financial condition. See also “Risks related to remote work” in our COVID-19 risk factor above.

Our substantial operations outside the U.S. expose us to risks different than those we face in the U.S.

In 2021, we generated approximately 33% of our combined brokerage and risk management revenues outside the U.S.  The global nature of our business creates operational and economic risks.  Adverse geopolitical or economic conditions may temporarily or permanently disrupt our operations outside the U.S. or create difficulties in staffing and managing such operations.  For example, we have substantial operations in India that provide important services for our global organization.  To date, the dispute between India and Pakistan involving the Kashmir region, rising tensions between India and China, incidents of terrorism in India and general geopolitical uncertainties have not adversely affected our operations in India.  However, such factors could potentially affect our operations there in the future.  Should our access to these services be disrupted, our business, operating results and financial condition could be adversely affected.

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

•

We own interests in firms where we do not exercise management control (such as Casanueva Perez S.A.P. de C.V. in Mexico) and are therefore unable to direct or manage the business to realize the anticipated benefits, including mitigation of risks, that could be achieved through full ownership;

•

The potential costs, difficulties and risks associated with local regulations across the globe, including the risk of personal liability for directors and officers (for example, in the U.K.) and “piercing the corporate veil” risks under the corporate law regimes of certain countries;

•

Difficulties in staffing and managing foreign operations. For example, we are building our Latin American operations (which contributed $58.3 million in revenue from 19 locations in 2021) through acquisitions of local family-owned insurance brokerage firms. If we lose a local leader, recruiting a replacement locally or finding an internal candidate qualified to transfer to such location could be difficult;

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
•

Political and economic instability (including risks relating to undeveloped or evolving legal systems, unstable governments, acts of terrorism and outbreaks of war, including a military conflict between Russia and Ukraine);

•	Coordinating our communications and logistics across geographic distances, multiple time zones and in different languages, including during times of crisis management;
•

Risks relating to our post-Brexit plan to address the lack of a trade and customs agreement between the U.K. and EU with respect to insurance brokerage services.  Our plan involves transferring our European Economic Area (EEA) clients to a Swedish subsidiary authorized in the EEA, and providing some services through staff working in a U.K. branch of such subsidiary. Although this “reverse branch” model is typical of other brokers of a similar size, there can be no assurance that the approach of EU regulators will not change, potentially requiring us to adjust our plans in relation to the U.K. branch and causing further management distraction and cost;

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

•

The trade and military policies of the U.S. government could further develop in ways that exacerbate the risks described above, or introduce new risks for our international operations.  See also “The risk of non-compliance with non-U.S. laws, regulations and policies could adversely affect our results of operations, financial condition or strategic objectives,” above, for international risks arising from the Acquisition.  If any of these risks materialize, our results of operations and financial condition could be adversely affected.

We face a variety of risks in our risk management third-party claims administration operations that are distinct from those we face in our insurance brokerage and benefit consulting operations.

In 2020, the COVID-19 pandemic caused a reduction in the number of claims we otherwise would have processed, negatively impacting our third party claims administration operations to a greater degree than the rest of our business.  In 2021, the number of claims we processed increased, but not to the prepandemic level.  This disproportionate negative impact could continue into 2022.  Our third party claims administration operations also face a variety of additional risks distinct from those faced by the rest of our business, including the risks that:

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
•

If we do not control our labor and technology costs (and during the pandemic we have been experiencing wage inflation and difficulty attracting and retaining talent), we may be unable to remain competitive in the marketplace and profitably fulfill our existing contracts (other than those that provide cost-plus or other margin protection);

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

Our benefit consulting operations face a variety of risks distinct from those faced by our brokerage operations.  The portion of our revenue derived from consulting engagements and special project work is more vulnerable to reduction, postponement, cancellation or non-renewal during an economic downturn than traditional insurance brokerage commissions, and we did experience such a reduction for a portion of 2021.  If the economic recovery stalls or reverses in 2022, we could again experience deterioration in these sources of revenue. Certain areas within our retirement consulting practice may attract a higher level of regulatory scrutiny due to regulators’ historical interest in such matters, including pension-related products and investment advisory and broker-dealer services. In addition, we have made significant investments in product and knowledge development to assist clients as they navigate the complex regulatory requirements relating to employer-sponsored healthcare. New laws or regulations reducing employer-sponsored health insurance could impact clients’ demand for our services. If we are unable to adapt our services to changes in the legal and regulatory landscape around employer-sponsored healthcare, our results of operations could be adversely impacted.

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

Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business. Such a disruption could be caused by a cybersecurity incident (for example, as disclosed in previous filings, we experienced a ransomware attack in 2020), human error, capacity constraints, hardware failure or defect, natural disasters, fire, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, political violence and unrest in the U.S. or elsewhere around the world, or war. Our disaster recovery procedures may not be effective and insurance may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients or increase in claims and lawsuits directed against us.  See our COVID-19 risk factor above.

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

We rely on information technology and third party vendors to support our business activities, including our secure processing of confidential, sensitive, proprietary and other types of information. Cybersecurity or data breaches of certain of the systems on which we rely have occurred, although to date we have not been materially impacted by any such breach.  In the future, breaches of any such third-party or internal system may result from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions.

We have from time to time experienced cybersecurity incidents, such as computer viruses or unauthorized parties gaining access to our information technology systems, and privacy incidents, such as loss or inadvertent transmission of data, which to date have not had a material impact on our business.  For example, we have previously disclosed a ransomware incident that occurred in 2020.

Additionally, we are an acquisitive organization and the process of integrating the information systems of the businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems or information handling, privacy and security policies and protocols, which could expose us to unexpected liabilities or make our own systems and data more vulnerable to attack.  Our recent acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations may enhance this risk.

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

We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of human error or malfeasance. It is possible that our security controls and employee training may not be effective.  See “Risks related to remote work” in our COVID-19 risk factor above for a discussion of how remote work enhances these risks.

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

Many of our activities throughout the world are subject to supervision and regulations promulgated by regulatory or self-regulatory bodies such as the SEC, the NYSE, the DOJ, the IRS, the Office of Foreign Assets Control, the Federal Trade Commission and the Financial Industry Regulatory Authority (FINRA) in the U.S., the Financial Conduct Authority in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our retirement-related consulting and investment services are subject to pension law and financial regulation in many countries.  Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, data privacy, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, reserves and the amount of local investment with respect to our operations in certain countries.  This regulatory supervision could reduce our profitability or growth by increasing the costs of compliance, restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, underwriting enterprises and third parties.  As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization.  A compliance failure by even one of our smallest branches could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties, and/or the loss of our authorization to operate.  In all such cases, we would also likely incur significant internal investigation costs and legal fees.

The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including increased staffing needs, the development of new policies, procedures and internal controls and providing training to employees in multiple locations, adding to our cost of doing business.  Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance.  In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected.  In addition, major political and legal developments in jurisdictions in which we do business may lead to new regulatory costs and challenges.  For example, China recently adopted a “blocking” statute similar to that of the EU requiring compliance with certain Chinese laws if they conflict with U.S. laws. In 2022, we expect to have a reinsurance operation in China, following a deferred closing of the acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations in that jurisdiction.  Rising global tensions and protectionism may also lead other countries to adopt similar blocking statutes, which could make it more difficult and costly for us to expand our operations globally.

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

On December 22, 2017, the U.S. enacted tax legislation commonly referred to as the TCJA, which significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35.0% to 21.0%; limiting the deductibility of interest expense; implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.  If the U.S. passes legislation reversing part or all of the TCJA and corresponding regulations, our tax rate could increase.

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

We are or have been subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business.  Such claims, lawsuits and other proceedings include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, (including with respect to business interruption or other potential coverage for COVID‑19 losses), report claims on behalf of clients, provide underwriting enterprises with complete and accurate information relating to the risks being insured, or provide clients with appropriate consulting, advisory, pension and claims handling services. There is the risk that our employees or sub-agents may fail to appropriately apply funds that we hold for our clients on a fiduciary basis.  Certain of our benefits and retirement consultants provide investment advice or decision-making services to clients.  Additionally, our recent acquisition of the Willis Towers Watson plc reinsurance brokerage operations includes a securities business.  If our clients experience investment losses, our reputation could be damaged and our financial results could be negatively affected as a result of claims asserted against us and lost business.  Where appropriate, we have established provisions against these matters that we believe are adequate in light of current information and legal advice, and we adjust such provisions from time to time based on current material developments.  The damages claimed in such matters are or may be substantial, including, in many instances, claims for punitive, treble or other extraordinary damages.  It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results.  In addition, our results of operations, financial condition or liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable or we experience an increase in liabilities for which we self-insure.  We have purchased errors and omissions insurance and other insurance to provide protection against losses that arise in such matters.  Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable.  These accruals and receivables are adjusted from time to time as current developments warrant.

As more fully described in Note 17 to our 2021 consolidated financial statements, we are a defendant in various legal actions incidental to our business, including but not limited to matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. For example, our micro-captive advisory services business has been under investigation by the IRS since 2013. In addition, we are defending a lawsuit (along with Chem-Mod LLC and other defendants) asserting infringement of patents held by Midwest Energy Emissions Corp. and MES Inc.  We cannot reasonably predict the outcomes of these or other matters that we may become involved with in the future.  An adverse outcome in connection with one or more of these matters could have a material adverse effect on our business, results of operations or financial condition in any given quarterly or annual period, or on an ongoing basis.  In addition, regardless of any eventual monetary costs, any such matter could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP).  These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements.  We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to revenue recognition and deferred costs - see Note 4 to our 2021 consolidated financial statements.  We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments, income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies.  We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances.  Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements.  Further, as additional guidance relating to the TCJA is released or if the current U.S. president’s administration takes action to reverse portions of the TCJA, our estimates related to the TCJA may change.  Additionally, changes in accounting standards (see Note 2 to our 2021 consolidated financial statements) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.  See also “We have made certain assumptions relating to the Acquisition which may prove to be materially inaccurate” above.

Limited protection of our intellectual property could harm our business and our ability to compete effectively, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

We cannot guarantee that trade secret, trademark and copyright law protections, or our internal policies and procedures regarding our management of intellectual property, are adequate to deter misappropriation of our intellectual property.  Existing laws of some countries in which we provide services or products may offer only limited protection of our intellectual property rights.  Also, we may be unable to detect the unauthorized use of our intellectual property and take the necessary steps to enforce our rights, which may have a material adverse impact on our business, financial condition or results of operations.  We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we may have infringement claims asserted against us or our clients.  These claims may harm our reputation, result in financial liability, consume financial resources to pursue or defend, and prevent us from offering some services or products.  In addition, these claims, whether with or without merit, could be expensive, take significant time and divert management’s focus and resources from business operations.  Successful challenges against us could require us to modify or discontinue our use of technology or business processes where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial condition and operating results.

Risks Relating to our Investments, Debt and Common Stock

Our clean energy investments are subject to various risks and uncertainties.

We began generating tax credits under IRC Section 45 in 2009.  As of December 31, 2021, we had generated a total of $1,706.1 million in IRC Section 45 tax credits, of which approximately $655.6 million have been used to offset U.S. federal tax liabilities and $1,050.5 million remain unused and available to offset future U.S. federal tax liabilities.  Our IRC Section 45 investments’ ability to generate additional tax credits expired on December 31, 2021.

Our ability to use tax credits under IRC Section 45 depends upon the operations in which we invested having satisfied the conditions set forth in IRC Section 45.  These include, among others, the “placed-in-service” condition and requirements relating to qualified emissions reductions, coal sales to unrelated parties and at least one of the operations’ owners qualifying as a “producer” of refined coal.  While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations did not satisfy the conditions set forth in IRC Section 45.  Similarly, the law permitting us to claim IRC Section 29 tax credits (related to our prior synthetic coal operations) expired on December 31, 2007.  At December 31, 2021, we had exposure with respect to $108.0 million of previously earned tax credits under IRC Section 29.  We believe our claim for IRC Section 29 tax credits in 2007 and prior years was in accordance with IRC Section 29 and four private letter rulings previously obtained by IRC Section 29-related limited liability companies in which we had an interest.  We understand these private letter rulings were consistent with those issued to other taxpayers and we have received no indication from the IRS that it will seek to revoke or modify them.  In addition, the IRS audited certain of the IRC Section 29 facilities without requiring any changes.

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

There is a risk that foreign laws will not protect the intellectual property associated with The Chem-Mod™ Solution to the same extent as U.S. laws, leaving us vulnerable to companies outside the U.S. who may attempt to copy such intellectual property.  In addition, other companies may make claims of intellectual property infringement with respect to The Chem-Mod™ Solution. On July 17, 2019, Midwest Energy Emissions Corp. and MES Inc. (together, Midwest Energy) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against us, Chem‑Mod LLC and numerous other related and unrelated parties (some of whom are seeking indemnification from Chem-Mod LLC).  The complaint alleges that the named defendants infringed patents held exclusively by Midwest Energy and seeks unspecified damages and injunctive relief.  We dispute the allegations contained in the complaint and intend to continue defending this matter vigorously.  Litigation is inherently uncertain and, accordingly it is not possible for us to predict the ultimate outcome of this matter.  However, we believe the probability of a material loss is remote.

The IRC Section 45 operations in which we have invested and the by-products from such operations may result in environmental and product liability claims and environmental compliance costs.

The construction and operation of the IRC Section 45 operations were subject to federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety.  Some environmental laws, without regard to fault or the legality of a party’s conduct, impose liability on certain entities that are considered to have contributed to, or are otherwise responsible for, the release or threatened release of hazardous substances into the environment.  One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties.  By having used The Chem‑Mod™ Solution at locations owned and operated by others, we and our partners may be exposed to the risk of being held liable for environmental damage from releases of hazardous substances we may have had little, if any, involvement in creating.  Such risk remains even after production ceases at an operation to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with The Chem-Mod™ Solution. Increasing attention to global climate change has resulted in an increased possibility of regulatory attention and private litigation.  For example, claims have been made against certain energy companies alleging that greenhouse gas emissions constitute a public nuisance.  In addition to the possibility of our being named in such actions, we and our partners could face the risk of environmental and product liability claims related to concrete incorporating fly ash produced using The Chem-Mod™ Solution.  No assurances can be given that contractual arrangements and precautions taken to ensure assumption of these risks by facility owners or operators, or other end users, will result in that facility owner or operator, or other end user, accepting full responsibility for any environmental or product liability claim. Nor can we or our partners be certain that facility owners or operators, or other end users, fully complied with all applicable laws and regulations, and this could result in environmental or product liability claims.  It is also not uncommon for private claims by third parties alleging contamination to also include claims for personal injury, property damage, nuisance, diminution of property value, or similar claims.  Furthermore, many environmental, health and safety laws authorize citizen suits, permitting third parties to make claims for violations of laws or permits.  Our insurance may not cover all environmental risk and costs or may not provide sufficient coverage in the event of an environmental or product liability claim, and defense of such claims can be costly, even when such defense prevails.  If significant uninsured losses arise from environmental or product liability claims, or if the costs of environmental compliance increase for any reason, our results of operations and financial condition could be adversely affected.

We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.

As of December 31, 2021, we had total consolidated debt outstanding of approximately $6.3 billion (including $1.6 billion that we added in connection with our acquisition of Willis Towers Watson’s plc treaty reinsurance brokerage operations). The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. A small portion of our private placement debt consists of floating rate notes and interest payments under our senior revolving credit facility are based on a floating rate which exposes us to the risk of a changing or unknown rate environment. Our indebtedness will also reduce the ability to use that cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, issuing additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, or refinance any of our indebtedness on commercially reasonable terms, or at all.

The agreements governing our debt include covenants that, among other things, restrict our ability to dispose of assets, incur additional debt, engage in certain asset sales, mergers, acquisitions or similar transactions, create liens on assets, engage in certain transactions with affiliates, change our business or make investments, and require us to comply with certain financial and legal covenants. The restrictions in the agreements governing our debt may prevent us from taking actions that we believe would be in the best interest of our business and our stockholders and may make it difficult for us to execute our business strategy successfully or effectively compete with companies that are not similarly restricted.  We may also incur future debt obligations that might subject us to additional or more restrictive covenants that could affect our financial and operational flexibility, including our ability to pay dividends.  We cannot make any assurances that we will be able to refinance our debt or obtain additional financing on terms acceptable to us, or at all. A failure to comply with the restrictions under the agreements governing our debt could result in a default under the financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions.  The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could cause our obligations with respect to our debt to be accelerated and have a material adverse effect on our financial condition and results of operations.

The reinsurance securities business we acquired as part of the Acquisition serves from time to time as the underwriter and initial purchaser of securities (such as catastrophe bonds) issued by our reinsurance company clients.  This involves us, acting as an intermediary, to use our capital on hand and short-term borrowings to cover the purchase price of the securities.  We place the securities with investors and use the funds we receive from them to repay our obligations.  Risks specific to these short-term borrowings include counterparty risk (which is the risk that arises due to uncertainty about a counterparty’s ability to meet its obligations) with respect to the investors.  Non-performance by any of our counterparties in these transactions for financial or other reasons could potentially expose us to material losses.

Credit rating downgrades would increase our financing costs and could subject us to operational risk.

If we need to raise capital in the future (for example, in order to maintain adequate liquidity, fund maturing debt obligations or finance acquisitions or other initiatives), credit rating downgrades would increase our financing costs, and could limit our access to financing sources.  We would also face the risk of a credit rating downgrade if we do not retire or refinance the debt to levels acceptable to the credit rating agencies in a timely manner.  Further, a downgrade to a rating below investment-grade could result in greater operational risks through increased operating costs and increased competitive pressures.

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

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations.  We prefer to lease office space rather than own real estate related to the branch facilities of our brokerage and risk management segments.  Certain of our office space leases have options permitting renewals for additional periods.  In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index.  See Notes 15 and 17 to our 2021 consolidated financial statements for information with respect to our lease commitments as of December 31, 2021.

Item 3. Legal Proceedings.

Please see the information set forth in Note 17 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

Set forth below are the names, ages, positions and business backgrounds of our executive officers as of the date hereof:

Name	Age	Position and Year First Elected
J. Patrick Gallagher, Jr.	69	Chairman since 2006, President since 1990, Chief Executive Officer since 1995
Walter D. Bay	59	Corporate Vice President, General Counsel, Secretary since 2007
Richard C. Cary	59	Controller since 1997, Chief Accounting Officer since 2001
Joel D. Cavaness	60	Corporate Vice President since 2000, President of our Wholesale Brokerage Operation since 1997
Thomas J. Gallagher	63	Corporate Vice President since 2001, Chairman of our International Brokerage Operation 2010 - 2016, President of our Global Property/Casualty Brokerage Operation beginning in 2017
Douglas K. Howell	60	Corporate Vice President, Chief Financial Officer since 2003
Scott R. Hudson Vishal Jain	60 60	Corporate Vice President and President of our Risk Management Operation since 2010 Corporate Vice President since 2016, Chief Service Officer since 2014
Christopher E. Mead	54	Corporate Vice President, Chief Marketing Officer since 2017; Managing Director - Marketing Division, CME Group, 2005 - 2017
Susan E. Pietrucha	55	Corporate Vice President, Chief Human Resource Officer since 2007
William F. Ziebell	59	Corporate Vice President since 2011, regional leader in our Employee Benefit and Consulting Brokerage Operations 2004 - 2016, President beginning in 2017

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

As of January 31, 2022, there were approximately 1,000 holders of record of our common stock.

(c)	Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of us for each fiscal month in the three-month period ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (3)
October 1 through October 31, 2021	1,190	$153.91	—	7,287,019
November 1 through November 30, 2021	978	162.37	—	7,287,019
December 1 through December 31, 2021	22,523	166.60	—	7,287,019
Total	24,691	$165.82	—

(1)

Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively.  These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency.  The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 11 to our 2021 consolidated financial statements in this report for more information regarding the DEPP.  The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards.  Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions.  In the fourth quarter of 2021, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2021 awards under the DCPP.  The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after-tax basis.  Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock.  When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock.  We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust.  We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans.  All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency.  The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.

(2)	The average price paid per share is calculated on a settlement basis and does not include commissions.

(3)

We have a common stock repurchase plan that the board of directors adopted on May 10, 1988 and has periodically amended since that date to authorize additional shares for repurchase (the last amendment was on July 28, 2021 and approved the repurchase of 1.5 billion shares).  The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under the plan.  At our discretion, we may suspend the repurchase plan at any time.

Item 6. [Reserved].

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

We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad.  We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients.  Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks.  We are headquartered in Rolling Meadows, Illinois, have operations in 68 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent brokers and consultants.  In 2021, we expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth.  We generate approximately 67% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 33% generated internationally, primarily in the U.K., Australia, Canada, New Zealand and Bermuda (based on 2021 revenues).  We expect that our international revenue as a percentage of our total revenues in 2022 will increase compared to 2021, in part due to our acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations (see further below). We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 73%, 13% and 14%, respectively, to 2021 revenues.  Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations.  Investment income is generated from invested cash and fiduciary funds, clean energy investments, and interest income from premium financing.  Our ability to generate additional tax credits from our Section 45 clean energy investments ended in December 2021.  Unless Congress reinstates the law allowing for such tax credits, we do not expect to generate any revenue or earnings from such investments in 2022.

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

Prior Year Discussion of Results and Comparisons

For information on fiscal 2020 results and similar comparisons, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the fiscal year ended December 31, 2020.

Summary of Financial Results - Year Ended December 31,

See the reconciliations of non-GAAP measures on page 33.

	Year 2021		Year 2020		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
	(In millions, except per share data)
Brokerage Segment
Revenues	$5,967.5	$5,948.7	$5,167.1	$5,283.0	16%	13%
Organic revenues		$5,603.6		$5,188.4		8.0%
Net earnings	$1,016.6		$866.0		17%
Net earnings margin	17.0%		16.8%		+28 bpts
Adjusted EBITDAC		$2,018.1		$1,727.6		17%
Adjusted EBITDAC margin		33.9%		32.7%		+123 bpts
Diluted net earnings per share	$4.86	$5.47	$4.42	$5.00	10%	9%
Risk Management Segment
Revenues before reimbursements	$967.6	$967.5	$821.7	$833.1	18%	16%
Organic revenues		$933.9		$832.4		12.2%
Net earnings	$89.5		$66.9		34%
Net earnings margin (before reimbursements)	9.3%		8.1%		+111 bpts
Adjusted EBITDAC		$184.5		$151.5		22%
Adjusted EBITDAC margin (before reimbursements)		19.1%		18.2%		+88 bpts
Diluted net earnings per share	$0.43	$0.47	$0.34	$0.38	26%	24%
Corporate Segment
Diluted net loss per share	$(0.92)	$(0.46)	$(0.56)	$(0.57)
Total Company
Diluted net earnings per share	$4.37	$5.48	$4.20	$4.81	4%	14%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$5.29	$5.94	$4.76	$5.38	11%	10%

In our corporate segment, net after-tax earnings from our clean energy investments was $97.4 million and $69.8 million in 2021 and 2020, respectively.  At this time, we do not anticipate our clean energy investments will produce after-tax earnings in 2022.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for 2021 and 2020.  In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share.  Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 39 and 45 of this filing.

Year Ended December 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:
	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2021	2020	2021	2020	2021	2020	2021	2020	Chg
	(In millions, except per share data)
Brokerage, as reported	$5,967.5	$5,167.1	$1,016.6	$866.0	$1,957.2	$1,597.4	$4.86	$4.42	10%
Net (gains) loss on divestitures	(18.8)	5.8	(15.0)	4.7	(18.8)	5.8	(0.07)	0.02
Acquisition integration	—	—	25.2	19.3	31.7	25.1	0.12	0.10
Workforce and lease termination	—	—	18.0	34.0	20.6	43.9	0.09	0.17
Acquisition related adjustments	—	—	98.3	39.7	27.4	19.2	0.47	0.20
Levelized foreign currency translation	—	110.1	—	17.4	—	36.2	—	0.09
Brokerage, as adjusted *	5,948.7	5,283.0	1,143.1	981.1	2,018.1	1,727.6	5.47	5.00	9%
Risk Management, as reported	967.6	821.7	89.5	66.9	177.1	141.6	$0.43	$0.34	26%
Net gains on divestures	(0.1)	—	(0.1)	—	(0.1)	—	—	—
Workforce and lease termination	—	—	6.0	6.0	7.1	7.9	0.03	0.04
Acquisition related adjustments	—	—	2.1	0.4	0.4	—	0.01	—
Levelized foreign currency translation	—	11.4	—	0.7	—	2.0	—	—
Risk Management, as adjusted *	967.5	833.1	97.5	74.0	184.5	151.5	0.47	0.38	24%
Corporate, as reported	1,141.3	863.1	(151.1)	(74.8)	(231.0)	(142.2)	$(0.92)	$(0.56)
Loss on extinguishment of debt	—	—	12.2	—	—	—	0.06	—
Transaction-related costs	—	—	38.5	—	47.9	—	0.19	—
Legal and income tax related	—	—	43.6	(1.1)	9.5	—	0.21	(0.01)
Corporate, as adjusted *	1,141.3	863.1	(56.8)	(75.9)	(173.6)	(142.2)	(0.46)	(0.57)
Total Company, as reported	$8,076.4	$6,851.9	$955.0	$858.1	$1,903.3	$1,596.8	$4.37	$4.20	4%
Total Company, as adjusted *	$8,057.5	$6,979.2	$1,183.8	$979.2	$2,029.0	$1,736.9	$5.48	$4.81	14%
Total Brokerage and Risk
Management, as reported	$6,935.1	$5,988.8	$1,106.1	$932.9	$2,134.3	$1,739.0	$5.29	$4.76	11%
Total Brokerage and Risk
Management, as adjusted *	$6,916.2	$6,116.1	$1,240.6	$1,055.1	$2,202.6	$1,879.1	$5.94	$5.38	10%

*

For the year ended December 31, 2021, the pretax impact of the brokerage segment adjustments totals $159.2 million, with a corresponding adjustment to the provision for income taxes of $32.7 million relating to these items.  For the year ended December 31, 2021, the pretax impact of the risk management segment adjustments totals $10.6 million, with a corresponding adjustment to the provision for income taxes of $2.6 million relating to these items.  For the year ended December 31, 2021, the pretax impact of the corporate segment adjustments totals $73.6 million, with a corresponding adjustment to the benefit for income taxes of $(20.7) million relating to these items and other tax items noted on page 50.  For the corporate segment, the clean energy related adjustments are described on page 50.

For the year ended December 31, 2020, the pretax impact of the brokerage segment adjustments totals $148.5 million, with a corresponding adjustment to the provision for income taxes of $33.4 million relating to these items.  For the year ended December 31, 2021, the pretax impact of the risk management segment adjustments totals $9.5 million, with a corresponding adjustment to the provision for income taxes of $2.4 million relating to these items.  For the year ended December 31, 2021, there is no pretax impact of the corporate segment adjustments, but there is an adjustment to the provision for income taxes of $1.1 million.  For the corporate segment, the clean energy related adjustments are described on page 50.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Year Ended Dec 31, 2021
Brokerage, as reported	$1,345.5	$328.9	$1,016.6	$8.4	$1,008.2	$4.86
Net gains on divestitures	(18.8)	(3.8)	(15.0)	—	(15.0)	(0.07)
Acquisition integration	31.7	6.5	25.2	—	25.2	0.12
Workforce and lease termination	22.8	4.8	18.0	—	18.0	0.09
Acquisition related adjustments	123.5	25.2	98.3	—	98.3	0.47
Brokerage, as adjusted	$1,504.7	$361.6	$1,143.1	$8.4	$1,134.7	$5.47
Risk Management, as reported	$120.1	$30.6	$89.5	$—	$89.5	$0.43
Net gains on divestitures	(0.1)	—	(0.1)	—	(0.1)	—
Workforce and lease termination	8.0	2.0	6.0	—	6.0	0.03
Acquisition related adjustments	2.7	0.6	2.1	—	2.1	0.01
Risk Management, as adjusted	$130.7	$33.2	$97.5	$—	$97.5	$0.47
Corporate, as reported	$(490.5)	$(339.4)	$(151.1)	$39.8	$(190.9)	$(0.92)
Loss on extinguishment of debt	16.2	4.0	12.2	—	12.2	0.06
Transaction-related costs	47.9	9.4	38.5	—	38.5	0.19
Legal and income tax related	9.5	(34.1)	43.6	—	43.6	0.21
Corporate, as adjusted	$(416.9)	$(360.1)	$(56.8)	$39.8	$(96.6)	$(0.47)
Year Ended Dec 31, 2020
Brokerage, as reported	$1,142.3	$276.3	$866.0	$4.9	$861.1	$4.42
Net loss on divestitures	5.8	1.1	4.7	—	4.7	0.02
Acquisition integration	25.1	5.8	19.3	—	19.3	0.10
Workforce and lease termination	43.9	9.9	34.0	—	34.0	0.17
Acquisition related adjustments	51.0	11.3	39.7	—	39.7	0.20
Levelized foreign currency translation	22.7	5.3	17.4	—	17.4	0.09
Brokerage, as adjusted	$1,290.8	$309.7	$981.1	$4.9	$976.2	$5.00
Risk Management, as reported	$89.4	$22.5	$66.9	$—	$66.9	$0.34
Workforce and lease termination	7.9	1.9	6.0	—	6.0	0.04
Acquisition related adjustments	0.6	0.2	0.4	—	0.4	—
Levelized foreign currency translation	1.0	0.3	0.7	—	0.7	—
Risk Management, as adjusted	$98.9	$24.9	$74.0	$—	$74.0	$0.38
Corporate, as reported	$(360.8)	$(286.0)	$(74.8)	$34.4	$(109.2)	$(0.56)
Income tax related	—	1.1	(1.1)	—	(1.1)	(0.01)
Corporate, as adjusted	$(360.8)	$(284.9)	$(75.9)	$34.4	$(110.3)	$(0.57)

Acquisition of the Willis Towers Watson plc Treaty Reinsurance Brokerage Operations

On December 1, 2021, we acquired substantially all of the Willis Towers Watson’s plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets.  There are twelve remaining international operations with deferred closings that comprise approximately $180 million of the initial purchase consideration that are subject to local regulatory approval and are expected to close in the first and second quarters of 2022.  We funded the transaction using cash on hand, including the $1.4 billion of net cash raised in our May 17, 2021 follow-on common stock offering, $850 million of net cash borrowed in our May 20, 2021 30-year senior note issuance, $750 million of net cash borrowed in our November 9, 2021 10-year ($400 million) and 30-year ($350 million) senior note issuances and short‑term borrowings.

Significant Developments and Trends

Impact of COVID 19 Pandemic Recovery

Relative to fourth quarter 2020, during fourth quarter 2021;

•

Nearly all of our brokerage segment operations’ revenue benefited from our clients’ improving business conditions which increases insured exposure units (i.e., insured values, payrolls, employees, miles driven, gross receipts, etc.) and covered lives;

•	Our risk management segment operations’ revenue benefited from our clients’ improving business conditions, which increases new arising workers’ compensation and general liability claims; and
•

Our clean energy investments benefited from higher electricity production due to increased demand for electricity from improving business conditions, somewhat offset by the sunset of our 2011 Era Plants in November and December of 2021.

If economic conditions continue to improve, we believe we may continue to see favorable revenue benefits in our brokerage and risk management segments in the first quarter of 2022 relative to the same quarter in 2021.  However, if the economic recovery slows, due to the Omicron variant or other factors, we could see less revenue benefits than we experienced in second, third and fourth quarters of 2021.

During the second, third and fourth quarters of 2020 and first quarter of 2021, we realized significant expense savings (totaling approximately $60 million to $75 million per quarter relative to the prior year same quarters, adjusted for pro forma full‑quarter costs related to acquisitions) as a result of reduced travel, entertainment and advertising expenses, reduced costs from lower employee medical plan utilization, a reduction in workforce, wage controls, and reduced use of external consultants.  During the second, third and fourth quarters of 2021, as we increased our business activities relative to the second, third and fourth quarters of 2020, we experienced increases in travel and entertainment, full restoration of advertising and more normalized usage of our employee medical plan, resumption of annual support-layer wage increases, increased use of external consultants, further investment in support of our hybrid employee environment, continued investment in cyber security and an increase in incentive compensation.  These incremental costs totaled approximately $15 million, $25 million and $30 million in our brokerage segment relative to the second, third and fourth quarters of 2020, respectively.  Looking forward to 2022, we believe we will see incrementally higher brokerage segment costs relative to 2021, and if the pace of economic recovery accelerates beyond our expectations, we could see expense increases higher than our current estimates.

For a discussion of risk and uncertainties relating to COVID‑19 for our business, results of operations and financial condition, see Part I, Item 1A. Risk Factors in our Form 10-K pages 13-14.

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

We typically cite the Council of Insurance Agents & Brokers (which we refer to as the CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment.  The fourth quarter 2021 survey had not been published as of the filing date of this report.  The first three 2021 quarterly surveys indicated that U.S. commercial property/casualty rates increased by 10.0%, 8.3%, and 8.9% on average, for the first, second and third quarters of 2021, respectively.  We expect a similar trend to be noted when the CIAB fourth quarter 2021 survey report is issued, which would signal overall continued price firming and hardening in some items.  The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

We believe increases in property/casualty rates, will continue in 2022 due to rising loss costs resulting from replacement cost inflation, increased frequency of catastrophe losses and social inflation, and continued low fixed income investment returns.  The economies of the U.S. and other countries around the world contracted during 2020 as a result of COVID-19. Global economic conditions in many geographies improved during 2021, and have resumed growth despite supply chain disruptions and new COVID-19 variants.  Global economic growth is expected to continue in 2022 and is likely to lead to higher exposure units, inflation, a tight labor market and lower unemployment.  Additionally, we expect that our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world.  Overall, we believe that in a positive rate environment with growing exposure units, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budget. Based on our experience, there is adequate capacity in the insurance market for most lines of coverage, terms and conditions are tightening, most insurance carriers appear to be making rational pricing decisions and clients can broadly still obtain coverage.

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and six clean coal production plants we purchased from a third party.  All 35 plants produce refined coal using propriety technologies owned by Chem-Mod.  We believe that the production and sale of refined coal at these plants are qualified to receive refined coal tax credits under IRC Section 45.  The plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) received tax credits through 2019 and the 21 plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) received tax credits through 2021.  All twenty-one of the 2011 Era Plants were under long‑term production contracts with several utilities.  Those agreements ended December 31, 2021 due to the expiration of the IRC Section 45 program.

We also own a 46.5% controlling interest in Chem-Mod, which has been marketing The Chem‑Mod™ Solution proprietary technologies principally to refined fuel plants that sell refined fuel to coal-fired power plants owned by utility companies, including those plants in which we hold interests.  Currently, Chem-Mod is not anticipated to generate after-tax earnings after 2021.

All estimates set forth above regarding the future results of our clean energy investments are subject to significant risks, including those set forth in the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.”

Business Combinations and Dispositions

See Note 3 to our 2021 consolidated financial statements for a discussion of our 2021 business combinations.

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

Adjusted Non-GAAP presentation - We believe that the adjusted non-GAAP presentation of our 2021 and 2020 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us.  The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

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

o

Transaction-related costs associated with due diligence and integration for its acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations and the previous terminated agreement to acquire certain Willis Towers Watson reinsurance and other brokerage operations.  These include costs related to regulatory filings, legal, accounting services, insurance and incentive compensation.

o	Workforce related charges, which primarily include severance costs (either accrued or paid) related to employee terminations and other costs associated with redundant workforce.
o	Lease termination related charges, which primarily include costs related to terminations of real estate leases and abandonment of leased space.
o

Acquisition related adjustments, which include change in estimated acquisition earnout payables adjustments, impairment charges and acquisition related compensation charges.  For 2021, this adjustment also includes the impact of an acquisition valuation analysis and corresponding adjustments.

o

The impact of foreign currency translation, as applicable.  The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same period in the prior year.

o

Legal and income tax related, which represents the impact in second quarter 2021 of one-time income tax expense associated with the change in the U.K. effective income tax rate from 19% to 25% that is effective in 2023.  It also includes the impact of additional U.K. and U.S. income tax expense related to the non-deductibility of some acquisition related adjustments made and costs incurred related to a legal settlement.

o

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

•

Adjusted EBITDAC and Adjusted EBITDAC Margin - Adjusted EBITDAC is EBITDAC adjusted to exclude net losses or gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, transaction related costs, legal and income tax related costs, loss on extinguishment of debt and the period-over-period impact of foreign currency translation, as applicable and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above).  These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance, and are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

•

Adjusted EPS and Adjusted Net Earnings - Adjusted net earnings have been adjusted to exclude the after-tax impact of net losses or gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, the impact of foreign currency translation, as applicable.  Adjusted EPS is Adjusted Net Earnings divided by diluted weighted average shares outstanding.  This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and for the overall business is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

Organic Revenues (a non-GAAP measure) - For the brokerage segment, organic change in base commission and fee revenues, supplemental revenues and contingent revenues excludes the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations in each year presented.  These revenues are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year.  In addition, organic change in base commission and fee revenues, supplemental revenues and contingent revenues exclude the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.  For the risk management segment, organic change in fee revenues excludes the first twelve months of fee revenues generated from acquisitions in each year presented.  In addition, change in organic growth excludes the period-over-period impact of foreign currency translation to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

These revenue items are excluded from organic revenues in order to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that are expected to continue in 2022 and beyond.  We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments.  We also believe that using this non-GAAP measure allows readers of our financial statements to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

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

Brokerage

The brokerage segment accounted for 73% of our revenue in 2021.  Our brokerage segment is primarily comprised of retail and wholesale brokerage operations. Our brokerage segment generates revenues by:

(i)

Identifying, negotiating and placing all forms of insurance or reinsurance coverage, as well as providing risk-shifting, risk-sharing and risk-mitigation consulting services, principally related to property/casualty, life, health, welfare and disability insurance.  We also provide these services through, or in conjunction with, other unrelated agents and brokers, consultants and management advisors;

(ii)

Acting as an agent or broker for multiple underwriting enterprises by providing services such as sales, marketing, selecting, negotiating, underwriting, servicing and placing insurance coverage on their behalf;

(iii)

Providing consulting services related to health and welfare benefits, voluntary benefits, executive benefits, compensation, retirement planning, institutional investment and fiduciary, actuarial, compliance, private insurance exchange, human resource technology, communications and benefits administration; and

(iv)

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

Financial information relating to our brokerage segment results for 2021 and 2020 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2021	2020	Change
Commissions	$4,132.3	$3,591.9	$540.4
Fees	1,296.9	1,136.9	160.0
Supplemental revenues	248.7	221.9	26.8
Contingent revenues	188.0	147.0	41.0
Investment income	82.8	75.2	7.6
Net gains (losses) on divestitures	18.8	(5.8)	24.6
Total revenues	5,967.5	5,167.1	800.4
Compensation	3,252.4	2,882.5	369.9
Operating	757.9	687.2	70.7
Depreciation	87.8	73.5	14.3
Amortization	407.6	411.3	(3.7)
Change in estimated acquisition earnout payables	116.3	(29.7)	146.0
Total expenses	4,622.0	4,024.8	597.2
Earnings before income taxes	1,345.5	1,142.3	203.2
Provision for income taxes	328.9	276.3	52.6
Net earnings	1,016.6	866.0	150.6
Net earnings attributable to noncontrolling interests	8.4	4.9	3.5
Net earnings attributable to controlling interests	$1,008.2	$861.1	$147.1
Diluted net earnings per share	$4.86	$4.42	$0.44
Other Information
Change in diluted net earnings per share	10%	20%
Growth in revenues	15%	5%
Organic change in commissions and fees	8%	3%
Compensation expense ratio	55%	56%
Operating expense ratio	13%	13%
Effective income tax rate	24%	24%
Workforce at end of period (includes acquisitions)	29,869	24,717
Identifiable assets at December 31	$29,821.0	$19,185.3

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for 2021 and 2020 (in millions):

	2021	2020	Change
Net earnings, as reported	$1,016.6	$866.0	17.4%
Provision for income taxes	328.9	276.3
Depreciation	87.8	73.5
Amortization	407.6	411.3
Change in estimated acquisition earnout payables	116.3	(29.7)
EBITDAC	1,957.2	1,597.4	22.5%
Net (gains) loss on divestitures	(18.8)	5.8
Acquisition integration	31.7	25.1
Acquisition related adjustments	27.4	19.2
Workforce and lease termination related charges	20.6	43.9
Levelized foreign currency translation	—	36.2
EBITDAC, as adjusted	$2,018.1	$1,727.6	16.8%
Net earnings margin, as reported	17.0%	16.8%	+28 bpts
EBITDAC margin, as adjusted	33.9%	32.7%	+123 bpts
Reported revenues	$5,967.5	$5,167.1
Adjusted revenues - see page 32	$5,948.7	$5,283.0

Commissions and fees - The aggregate increase in base commissions and fees for 2021 was due to revenues associated with acquisitions that were made during 2021 and 2020 ($255.9 million) and organic revenue growth.  Commission revenues increased 15% and fee revenues increased 14% in 2021 compared to 2020, respectively.  The organic change in base commission and fee revenues was 8% in 2021 and 3% in 2020.

In our property/casualty brokerage operations, during the three-month period ended December 31, 2021, we saw continued strong customer retention and new business generation, improving renewal exposure units (i.e., insured values, payrolls, employees, miles driven, gross receipts, etc.) and continued increases in premium rates across most geographies and lines of coverage.  In our employee benefits brokerage operations, during the three-month period ended December 31, 2021 we saw continued improvement in covered lives on renewal business and new consulting and special project work.  We believe these favorable trends should continue in 2022; however, if the economic recovery slows or reverses course, we could see our revenue growth soften from first half levels of 2021.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2021 and 2020 include the following (in millions):

	2021 Organic Revenues
	2021	2020	Change
Base Commissions and Fees
Commission and fees, as reported	$5,429.2	$4,728.8	14.8%
Less commission and fee revenues from acquisitions	(255.9)	—
Less divested operations	—	(13.7)
Levelized foreign currency translation	—	97.3
Organic base commission and fees	$5,173.3	$4,812.4	7.5%
Supplemental revenues
Supplemental revenues, as reported	$248.7	$221.9	12.1%
Less supplemental revenues from acquisitions	(3.1)	—
Levelized foreign currency translation	—	5.5
Organic supplemental revenues	$245.6	$227.4	8.0%
Contingent revenues
Contingent revenues, as reported	$188.0	$147.0	27.9%
Less contingent revenues from acquisitions	(3.3)	—
Levelized foreign currency translation	—	1.6
Organic contingent revenues	$184.7	$148.6	24.3%
Total reported commissions, fees, supplemental revenues and contingent revenues	$5,865.9	$5,097.7	15.1%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(262.3)	—
Less divested operations and program repricing	—	(13.7)
Levelized foreign currency translation	—	104.4
Total organic commissions, fees supplemental revenues and contingent revenues	$5,603.6	$5,188.4	8.0%

Acquisition Activity	2021	2020
Number of acquisitions closed	36	27
Estimated annualized revenues acquired (in millions)	$952.0	$251.4

For 2021 and 2020, we issued 1,423,000 and 1,857,000 shares, respectively, of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions.  In addition, on May 17, 2021 we completed a follow-on common stock offering in which we issued 10.3 million shares of our common stock, the net proceeds of which were used to fund a portion of the acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations.

On December 1, 2021, we acquired substantially all of the Willis Towers Watson’s plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets.  There are twelve remaining international operations with deferred closings that comprise approximately $180 million of the initial purchase consideration that are subject to local regulatory approval and are expected to close in first and second quarters of 2022.  We funded the transaction using cash on hand, including the $1.4 billion of net cash raised in our May 17, 2021 follow-on common stock offering, the $850 million of net cash borrowed in our May 20, 2021 30-year senior note issuance, $750 million of net cash borrowed in our November 9, 2021 10-year ($400 million) and 30-year ($350 million) senior note issuances and short‑term borrowings.

Following the completion of the acquisition of the reinsurance brokerage operations discussed above, we and Willis Towers Watson (which we refer to as WTW) entered into transition service agreements (which we refer to as TSA).  Under the agreement, WTW will provide certain specified back office support services globally on a transitional basis for a period of up to two years from December 1, 2021, based on the specific location and type of services being provided by WTW.  Such services include among other things, client related billings, collections and carrier remittances, payroll and other human resource services, information systems, real estate as well as accounting support.  The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses.  Under the TSA, there is the option at our request for two extension periods for each service provided for up to six months each.  If we do exercise the extensions there is a profit margin markup added in each period.

On November 9, 2021, we closed and funded an offering of $750.0 million of unsecured senior notes in two tranches.  The $400.0 million aggregate principal amount of 2.40% Senior Notes are due 2031 (which we refer to as the 2031 November Notes) and $350.0 million aggregate principal amount of 3.05% Senior Notes are due 2052 (which we refer to as the 2052 November Notes and together with the 2031 November Notes, the November Notes).  The weighted average interest rate is 2.80% per annum after giving effect to underwriting costs.  We used the net proceeds of the November Notes to fund a portion of the cash consideration payable in connection with the Willis Tower Watson plc treaty reinsurance transaction.

On May 20, 2021, we closed and funded an offering of $1,500.0 million of unsecured senior notes in two tranches.  The $650.0 million aggregate principal amount of 2.50% Senior Notes were due 2031 (which we refer to as the 2031 Notes) and the $850.0 million aggregate principal amount of 3.50% Senior Notes are due 2051 (which we refer to as the 2051 Notes).  The weighted average interest rate was 3.31% per annum after giving effect to underwriting costs and the net hedge loss.  In conjunction with the termination of the Willis Tower Watson plc treaty reinsurance transaction, on July 29, 2021, we exercised the special option redemption feature for the 2031 Senior Notes.  These notes were redeemed on August 13, 2021, which resulted in a loss on extinguishment of debt of $16.2 million.  We used the net proceeds of this offering related to the 2051 Notes to fund a portion of the cash consideration payable in connection with the Willis Towers Watson plc treaty reinsurance transaction.

On May 17, 2021, we closed on a follow-on public offering of our common stock whereby 10.3 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $1,437.9 million.  We used the net proceeds of the offering to fund the acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2021 and 2020 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2021
Reported supplemental revenues	$66.8	$55.2	$61.0	$65.7	$248.7
Reported contingent revenues	63.3	43.3	43.7	37.7	188.0
Reported supplemental and contingent revenues	$130.1	$98.5	$104.7	$103.4	$436.7
2020
Reported supplemental revenues	$59.0	$50.3	$54.7	$57.9	$221.9
Reported contingent revenues	45.1	37.4	34.5	30.0	147.0
Reported supplemental and contingent revenues	$104.1	$87.7	$89.2	$87.9	$368.9

Investment income and net gains on divestitures - This primarily represents (1) interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing and (2) net gains (losses) related to divestitures and sales of books of business, which were $18.8 million and $(5.8) million in 2021 and 2020, respectively. Also included in net gains in 2021 is a $8.7 million gain we recognized related to our acquisition of an additional 70% equity interest in Edelweiss Gallagher Insurance Brokers Limited (which we refer to as Edelweiss), which increased our ownership in Edelweiss to 100%.  The gain represents the increase in fair value of our initial 30.0% equity interest in Edelweiss based on the purchase price paid to acquire the additional 70% equity interest.  On December 16, 2020, we completed the sale of a U.K. wealth management business we purchased over four years ago, that no longer strategically fit in our benefits operations.  In fourth quarter 2020, we recognized a net pretax non-cash loss on the sale of approximately $12.0 million, primarily due to the write‑off of the remaining net book value of the amortizable intangible assets.

Investment income in 2021 increased compared to 2020 primarily due to increases in interest income from our U.S. operations primarily due to increases in interest income related to premium funding operations and increases in income from our partially owned entities accounted for using the equity method, partially offset by decreases in interest income due to decreases in interest rates earned on our funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2021 and 2020 compensation expense (in millions):

	2021	2020
Compensation expense, as reported	$3,252.4	$2,882.5
Acquisition integration	(22.3)	(14.9)
Workforce related charges	(16.2)	(35.7)
Acquisition related adjustments	(27.4)	(19.2)
Levelized foreign currency translation	—	61.6
Compensation expense, as adjusted	$3,186.5	$2,874.3
Reported compensation expense ratios	54.5%	55.8%
Adjusted compensation expense ratios	53.6%	54.4%
Reported revenues	$5,967.5	$5,167.1
Adjusted revenues - see page 32	$5,948.7	$5,283.0

The $369.9 million increase in compensation expense in 2021 compared to 2020 was primarily due to compensation associated with the acquisitions completed in the twelve month period ended December 31, 2021 - $102.9 million, producer compensation and other incentive compensation linked to operating results - $266.0 million in the aggregate and an increase in temporary-staffing - $1.0 million. During 2021, relative to 2020, as we increased our business activities, we saw more normalized usage of our employee medical plan and resumption of annual support-layer wage increases.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2021 and 2020 operating expense (in millions):

	2021	2020
Operating expense, as reported	$757.9	$687.2
Acquisition integration	(9.4)	(10.2)
Workforce and lease termination related charges	(4.4)	(8.2)
Levelized foreign currency translation	—	12.3
Operating expense, as adjusted	$744.1	$681.1
Reported operating expense ratios	12.7%	13.3%
Adjusted operating expense ratios	12.5%	12.9%
Reported revenues	$5,967.5	$5,167.1
Adjusted revenues - see page 32	$5,948.7	$5,283.0

The $70.7 million increase in operating expense in 2021 compared to 2020, was due primarily due to expenses associated with the acquisitions completed in the twelve month period ended December 31, 2021 - $39.5 million and an increase in technology expenses - $33.9 million, partially offset by a decrease of $2.7 million in the aggregate due to continued operating control measures.  During 2021, relative to 2020, as we increased our business activities, we saw increases in travel and entertainment, full restoration of advertising and increased use of external consultants.

Depreciation - The increase in depreciation expense in 2021 compared to 2020 was due primarily to the impact of purchases of furniture, equipment and leasehold improvements related to office expansions and moves, and expenditures related to upgrading computer systems.  Also contributing to the increases in depreciation expense in 2021 was the depreciation expense associated with acquisitions completed in 2021.

Amortization - The decrease in amortization in 2021 compared to 2020 was due primarily to the write-off of amortizable assets in 2021 (see impairment discussion below), partially offset by the impact of amortization expense of intangible assets associated with acquisitions completed in 2021 and 2020.  Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).  Based on the results of impairment reviews performed on amortizable intangible assets in 2021 and 2020, we wrote off $16.8 million and $51.5 million, respectively, of amortizable intangible assets related to the brokerage segment. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets.  In reviewing amortizable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.  We performed a qualitative impairment review on carrying value of our goodwill for all of our reporting units as of December 31, 2021 and no indicators of impairment were noted.

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in 2021 compared to 2020 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance.  During 2021 and 2020, we recognized $34.7 million and $32.0 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made from 2017 to 2021.  During 2021 and 2020, we recognized $81.6 million of expense and $61.7 million of income, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 95 and 131 acquisitions, respectively.

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

Provision for income taxes - The brokerage segment’s effective tax rate in 2021 and 2020 was 24.4% and 24.2% respectively.  We anticipate reporting an effective tax rate of approximately 23.0% to 25.0% in our brokerage segment for the foreseeable future.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2021 and 2020 include noncontrolling interest earnings of $8.4 million and $4.9 million, respectively.

Litigation, Regulatory and Taxation Matters

As previously disclosed, our IRC 831(b) (or “micro-captive”) advisory services business has been under audit by the IRS since 2013.  Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations.  Additionally, the IRS is conducting a criminal investigation related to IRC 831(b) micro-captive underwriting enterprises.  We have been advised that we are not a target of the criminal investigation.  We are fully cooperating with both matters.  While we are not able to reasonably estimate the ultimate amount of any potential loss in connection with these investigations, we do not expect any loss to be material to our consolidated financial statements.

Risk Management

The risk management segment accounted for 13% of our revenue in 2021.  Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises.  Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees.  We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for 2021 and 2020 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2021	2020	Change
Fees	$967.2	$821.0	$146.2
Investment income	0.3	0.7	(0.4)
Net gains on divestitures	0.1	—	0.1
Revenues before reimbursements	967.6	821.7	145.9
Reimbursements	133.0	151.7	(18.7)
Total revenues	1,100.6	973.4	127.2
Compensation	580.7	517.5	63.2
Operating	209.8	162.6	47.2
Reimbursements	133.0	151.7	(18.7)
Depreciation	46.2	49.4	(3.2)
Amortization	7.5	6.0	1.5
Change in estimated acquisition earnout payables	3.3	(3.2)	6.5
Total expenses	980.5	884.0	96.5
Earnings before income taxes	120.1	89.4	30.7
Provision for income taxes	30.6	22.5	8.1
Net earnings	89.5	66.9	22.6
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to
controlling interests	$89.5	$66.9	$22.6
Diluted earnings per share	$0.43	$0.34	$0.09
Other information
Change in diluted earnings per share	26%	(3%)
Growth in revenues (before reimbursements)	18%	(2%)
Organic change in fees (before reimbursements)	12%	(3%)
Compensation expense ratio (before reimbursements)	60%	63%
Operating expense ratio (before reimbursements)	22%	20%
Effective income tax rate	25%	25%
Workforce at end of period (includes acquisitions)	7,308	6,378
Identifiable assets at December 31	$1,034.4	$973.9

The following provides non-GAAP information that management believes is helpful when comparing 2021 and 2020 EBITDAC and adjusted EBITDAC in millions):

	2021	2020	Change
Net earnings, as reported	$89.5	$66.9	33.8%
Provision for income taxes	30.6	22.5
Depreciation	46.2	49.4
Amortization	7.5	6.0
Change in estimated acquisition earnout payables	3.3	(3.2)
Total EBITDAC	177.1	141.6	25.1%
Net gains on divestitures	(0.1)	—
Workforce and lease termination related charges	7.1	7.9
Acquisition related adjustments	0.4	—
Levelized foreign currency translation	—	2.0
EBITDAC, as adjusted	$184.5	$151.5	21.8%
Net earnings margin, before reimbursements, as reported	9.3%	8.1%	+111 bpts
EBITDAC margin, before reimbursements, as adjusted	19.1%	18.2%	+88 bpts
Reported revenues before
reimbursements	$967.6	$821.7
Adjusted revenues - before reimbursements - see page 32	$967.5	$833.1

Fees - In 2021, our risk management operations, new workers’ compensation and general liability claims arising improved due to our clients’ improving business conditions and are well above second quarter 2020 pandemic lows.  We believe these favorable trends should continue for 2022, however, a slower recovery, reversal in the number of workers employed, new COVID variants or surge in cases could cause fewer new workers’ compensation claims to arise in future quarters.  Organic change in fee revenues was 12% in 2021 and (3%) in 2020.

Items excluded from organic fee computations yet impacting revenue comparisons in 2021 and 2020 include the following (in millions):

	2019 Organic Revenue
	2021	2020	Change
Fees	$954.0	$815.3	17.0%
International performance bonus fees	13.2	5.7
Fees as reported	967.2	821.0	17.8%
Less fees from acquisitions	(33.3)	—
Levelized foreign currency translation	—	11.4
Organic fees	$933.9	$832.4	12.2%

Reimbursements - Reimbursements represent amounts received from clients reimbursing us for certain third-party costs associated with providing our claims management services.  In certain service partner relationships, we are considered a principal because we direct the third party, control the specified service and combine the services provided into an integrated solution.  Given this principal relationship, we are required to recognize revenue on a gross basis and service partner vendor fees in the operating expense line in our consolidated statement of earnings. The decrease in reimbursements in 2021 compared to 2020 was primarily due to a change in business mix that is processed internally versus using outside service partners.

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents.  Investment income in 2021 decreased compared to 2020 primarily due to decreases in interest income from our U.S. operations due to decreases in interest rates earned on our funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2021 and 2020 compensation expense compensation expense (in millions):

	2021	2020
Compensation expense, as reported	$580.7	$517.5
Workforce and lease termination related charges	(2.3)	(7.5)
Acquisition related adjustments	(0.4)	—
Levelized foreign currency translation	—	7.7
Compensation expense, as adjusted	$578.0	$517.7
Reported compensation expense ratios (before reimbursements)	60.0%	63.0%
Adjusted compensation expense ratios (before reimbursements)	59.7%	62.1%
Reported revenues (before reimbursements)	$967.6	$821.7
Adjusted revenues (before reimbursements) - see page 32	$967.5	$833.1

The $63.2 million increase in compensation expense in 2021 compared to 2020 was primarily due to compensation and other incentive compensation linked to operating results - $31.5 million in the aggregate, compensation associated with the acquisitions completed in the twelve month period ended December 31, 2021 - $23.9 million and an increase in temporary‑staffing expense ‑ $7.8 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2021 and 2020 operating expense operating expense (in millions):

	2021	2020
Operating expense, as reported	$209.8	$162.6
Workforce and lease termination related charges	(4.8)	(0.4)
Levelized foreign currency translation	—	1.7
Operating expense, as adjusted	205.0	$163.9
Reported operating expense ratios (before reimbursements)	21.7%	19.8%
Adjusted operating expense ratios (before reimbursements)	21.2%	19.7%
Reported revenues (before reimbursements)	$967.6	$821.7
Adjusted revenues - (before reimbursements) see page 32	$967.5	$833.1

The $47.2 million increase in operating expense in 2021 compared to 2020 was primarily due to increases in professional fees associated with revenue growth in certain products ‑ $18.2 million, technology expense - $9.8 million, business insurance - $5.0 million, lease termination costs - $4.4 million, professional fees - $3.7 million and expenses associated with the acquisitions completed in the twelve month period ended December 31, 2021 - $5.9 million.

Depreciation - Depreciation expense decreased in 2021 compared to 2020, which reflects the impact of office consolidations that occurred as leases expired in 2021 and 2020 (less depreciation associated with furniture, equipment and leasehold improvements), partially offset by expenditures related to upgrading computer systems.

Amortization - Amortization expense increased in 2021 compared to 2020. The increase in amortization in 2021 compared to 2020 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in 2021 and to an intangible asset impairment in 2021.  Based on the results of impairment reviews performed on amortizable intangible assets during 2021 and 2020, we wrote off $0.8 million and $0.2 million, respectively, of amortizable assets related to the risk management segment.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in 2021 compared to 2020, were due primarily to adjustments made in 2021 and 2020 to the estimated fair value of an earnout obligation related to revised projections of future performance.  During 2021 and 2020, we recognized $1.0 million and $0.5 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2018 to 2021 acquisitions, respectively.  During 2021, we recognized $2.3 million of expense related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for four acquisitions.  During 2020, we recognized $3.7 million of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for four acquisitions.

Provision for income taxes - We allocate the provision for income taxes to the risk management segment using local statutory rates.  The risk management segment’s effective tax rate in 2021 and 2020 was 25.5% and 25.2%, respectively.  We anticipate reporting an effective tax rate on adjusted results of approximately 24.0% to 26.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency translation.  See Note 14 to our 2021 consolidated financial statements for a summary of our investments at December 31, 2021 and 2020 and a detailed discussion of the nature of these investments.  See Note 8 to our 2021 consolidated financial statements for a summary of our debt at December 31, 2021 and 2020.

Financial information relating to our corporate segment results for 2021 and 2020 (in millions, except per share and percentages):

Statement of Earnings	2021	2020	Change
Revenues from consolidated clean coal facilities	$1,075.4	$802.0	$273.4
Royalty income from clean coal licenses	67.7	62.4	5.3
Loss from unconsolidated clean coal facilities	(2.3)	(0.9)	(1.4)
Other net revenues (losses)	0.5	(0.4)	0.9
Total revenues	1,141.3	863.1	278.2
Cost of revenues from consolidated clean coal facilities	1,173.2	882.1	291.1
Compensation	94.4	66.5	27.9
Operating	104.7	56.7	48.0
Interest	226.1	196.4	29.7
Loss on extinguishment of debt	16.2	—	16.2
Depreciation	17.2	22.2	(5.0)
Total expenses	1,631.8	1,223.9	407.9
Loss before income taxes	(490.5)	(360.8)	(129.7)
Benefit for income taxes	(339.4)	(286.0)	(53.4)
Net loss	(151.1)	(74.8)	(76.3)
Net earnings attributable to noncontrolling interests	39.8	34.4	5.4
Net loss attributable to controlling interests	$(190.9)	$(109.2)	$(81.7)
Diluted net loss per share	$(0.92)	$(0.56)	$(0.36)
Identifiable assets at December 31	$2,489.6	$2,172.2
EBITDAC
Net loss	$(151.1)	$(74.8)	$(76.3)
Benefit for income taxes	(339.4)	(286.0)	(53.4)
Interest	226.1	196.4	29.7
Loss on extinguishment of debt	16.2	—	16.2
Depreciation	17.2	22.2	(5.0)
EBITDAC	$(231.0)	$(142.2)	$(88.8)

Revenues - Revenues in the corporate segment consist of the following:

•

Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities.

•

The increase in revenue from consolidated clean coal production plants in 2021 compared to 2020, was due primarily to increased production of refined coal related to higher electricity production as a result of increased demand for electricity as businesses open up, hotter temperatures, less energy produced from wind, rising natural gas prices and more plants within our portfolio being operational during the period.

•

Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC.  We hold a 46.5% controlling interest in Chem-Mod LLC.  As Chem-Mod LLC’s manager, we are required to consolidate its operations.

•

The increase in royalty income in 2021 compared to 2020 was due to increased production of refined coal by Chem-Mod LLC’s licensees due to increased demand for electricity as businesses open up and rising natural gas prices.

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities.  The production of refined coal generates pretax operating losses.

The losses from unconsolidated clean coal production plants were greater in 2021 compared to 2020 due to higher production levels in 2021.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2021 and 2020 consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above. The increase in cost of revenues in 2021 compared to 2020, was primarily due to increased production of refined coal.

Compensation expense - Compensation expense for 2021 and 2020 includes salary, incentive compensation, and associated benefit expenses of $94.4 million and $66.5 million, respectively.  The $27.9 million increase in 2021 compensation expense compared to 2020 was primarily due to transaction-related costs as described on page 50 in note (2) as well as higher incentive compensation recognized in 2021 compared to 2020.

Operating expense - Operating expense for 2021 includes banking and related fees of $3.6 million, external professional fees and other due diligence costs related to 2021 acquisitions of $40.8 million, which includes specific transaction-related costs as described on page 50 in note (2), other corporate and clean energy related expenses of $59.6 million, including legal fees, and costs associated with the idling of the Section 45 program, and a net unrealized foreign exchange remeasurement loss of $0.7 million.

Operating expense for 2020 includes banking and related fees of $5.1 million, external professional fees and other due diligence costs related to 2020 acquisitions of $9.4 million, other corporate and clean energy related expenses of $41.9 million, including legal fees, and costs related to corporate data and branding initiatives, and a net unrealized foreign exchange remeasurement loss of $0.3 million.

Interest expense - The increase in interest expense in 2021 compared to 2020 was due to the following (in millions):

Change in interest expense related to:	2021 / 2020
Interest on borrowings from our Credit Agreement	$(2.9)
Interest on the maturity of the Series C notes	(3.5)
Interest on the maturity of the Series K and L notes	(1.9)
Interest on the $348.0 million notes funded on August 2 and 4, 2017	(1.1)
Interest on the $500.0 million notes funded on June 13, 2018	(0.3)
Interest on the $575.0 million notes funded on January 30, 2020	1.8
Interest on the $100.0 million notes funded on February 10, 2020	2.2
Interest on the $75.0 million notes funded on May 5, 2021	2.1
Interest on the $1,500.0 million senior notes funded on May 20, 2021	22.6
Interest on the $750.0 million notes funded on November 9, 2021	3.0
Amortization of hedge gains	7.7
Net change in interest expense	$29.7

Depreciation - Depreciation expense in 2021 decreased compared to 2020, primarily due to the write-off of two of the 2011 Era Plants in 2020.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2021 and 2020 primarily include noncontrolling interest earnings of $39.8 million and $34.4 million, respectively, related to our investment in Chem-Mod LLC.  As of December 31, 2021 and 2020, we held a 46.5% controlling interest in Chem-Mod LLC.  Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates.  As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits.  The law that provides for IRC Section 45 tax credits expired in December 2019 for our fourteen 2009 Era Plants and expired in December 2021 for our twenty-one 2011 Era Plants.  Our consolidated effective tax rate was 2.1% and 1.5%, for 2021 and 2020, respectively.  The tax rates for 2021 and 2020 were lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the year.  There were $193.4 million and $148.6 million of IRC Section 45 tax credits generated and recognized in 2021 and 2020, respectively.  The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2021 and 2020 was $40.0 million and $25.3 million, respectively.

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

Interest Expense Limitation - The CARES Act contains modifications on the limitations of business interest for tax years beginning in 2019 and 2020.  The modifications to Section 163(j) increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income.  This modification would significantly increase the allowable interest expense deduction of the company.  We have evaluated the impact and determined there is no limit on our interest deductibility for federal income tax purposes for the years ended December 31, 2021 and 2020.

The following provides non-GAAP information that we believe is helpful when comparing 2021 and 2020 operating results for the corporate segment (in millions):

	2021			2020
			Net Earnings			Net Earnings
			(Loss)			(Loss)
		Income	Attributable to		Income	Attributable to
	Pretax	Tax	Controlling	Pretax	Tax	Controlling
	Loss	Benefit	Interests	Loss	Benefit	Interests
Components of Corporate Segment, as reported
Interest and banking costs (2)	$(245.9)	$61.4	$(184.5)	$(201.4)	$50.4	$(151.0)
Clean energy related (1)	(135.4)	232.8	97.4	(112.4)	182.2	69.8
Acquisition costs (2)	(54.9)	9.5	(45.4)	(9.9)	1.0	(8.9)
Corporate (3) (4)	(94.1)	35.7	(58.4)	(71.5)	52.4	(19.1)
Reported Year Ended	(530.3)	339.4	(190.9)	(395.2)	286.0	(109.2)
Adjustments
Loss on extinguishment of debt (2)	16.2	(4.0)	12.2	—	—	—
Transaction-related costs (2)	47.9	(9.4)	38.5	—	—	—
Legal and income tax related (3)	9.5	34.1	43.6	—	(1.1)	(1.1)
Components of Corporate Segment, as adjusted
Interest and banking costs	(229.7)	57.4	(172.3)	(201.4)	50.4	(151.0)
Clean energy related (1)	(135.4)	232.8	97.4	(112.4)	182.2	69.8
Acquisition costs	(7.0)	0.1	(6.9)	(9.9)	1.0	(8.9)
Corporate (3) (4)	(84.6)	69.8	(14.8)	(71.5)	51.3	(20.2)
Adjusted Year Ended	$(456.7)	$360.1	$(96.6)	$(395.2)	$284.9	$(110.3)

(1)	Pretax losses for the years ended December 31, 2021 and 2020 are presented net of amounts attributable to noncontrolling interests of $39.8 million and $34.4 million, respectively.

(2)

We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees associated with due diligence and integration for its (a) acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations; and (b) the previous terminated agreement to acquire certain Willis Towers Watson reinsurance and other brokerage operations.  In connection with (b), in third quarter 2021, we redeemed $650 million of 2031 Senior Notes and incurred a loss of $16.2 million related to the early extinguishment of such debt.

(3)

In fourth quarter 2021, we incurred (a) additional U.K. and U.S. income tax expense related to the non-deductibility of acquisition related adjustments made in the quarter, (b) costs related to a legal settlement and (c) income tax adjustments as we filed our 2020 tax returns in the fourth quarter and finalized our 2021 income tax provisions within the U.S. and foreign jurisdictions where we operate.  In third quarter 2021, we incurred additional U.K. income tax expense related to the non-deductibility of acquisition related adjustments made in that quarter.  In second quarter 2021, the U.K. government enacted tax legislation that increases the corporate income tax rate from 19% to 25% effective in 2023, in which we incurred additional income tax expense during 2021 to adjust certain deferred income tax liabilities to the higher income tax rate.

(4)

Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $0.7 million in the year ended December 31, 2021 and a net unrealized foreign exchange remeasurement loss of $0.3 million in the year ended December 31, 2020.

Interest and banking costs and debt - Interest and banking costs includes expenses related to our debt.

Clean energy related - Includes the operating results related to our investments in clean coal production plants and Chem-Mod LLC.

Acquisition costs - Consists mostly of external professional fees and other due diligence costs related to acquisitions.  On occasion, we enter into forward currency hedges for the purchase price of committed, but not yet funded, acquisitions with funding requirements in currencies other than the U.S. dollar.  The gains or losses, if any, associated with these hedge transactions is also included.

Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, other corporate level activities and net unrealized foreign exchange remeasurement. In addition, includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses and the tax benefit from vesting of employee equity awards.  The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2021 and 2020 was $40.0 million and $25.3 million, respectively, and is included in the table above in the Corporate line.

Impact of U.K. Brexit Decision - During the third and fourth quarters of 2020, our U.K. operations completed the transfer of its EEA books of business to our EU affiliate in connection with the U.K. exiting the EU on December 31, 2020.  The transfer related after-tax charges reported in 2020 were a net $1.1 million of income tax benefit, reflecting the amortization of those assets at the Swedish tax rate and utilization of historical U.K. capital losses that previously had valuation allowances against them.

Clean Energy Investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and six clean coal production plants we purchased from a third party.  All 35 plants produced refined coal using propriety technologies owned by Chem-Mod LLC.  We believe that the production and sale of refined coal at these plants were qualified to receive refined coal tax credits under IRC Section 45.  The 14 2009 Era Plants received tax credits through 2019 and the 21 2011 Era Plants received tax credits through 2021.

Our investment in Chem-Mod LLC generates royalty income from refined coal production plants owned by those limited liability companies in which we invest as well as refined coal production plants owned by other unrelated parties.

See the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.” for a more detailed discussion of these and other factors could impact the information above.  See Note 14 to our 2021 consolidated financial statements for more information regarding risks and uncertainties related to these investments.

Liquidity and Capital Resources

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

In light of the economic uncertainty caused by COVID-19, subsequent to the first quarter of 2020, we preserved liquidity during 2020 by reducing capital expenditures for the remainder of 2020 and made working capital process changes such as moved more cash into the U.S. from our international operations, pursued collections on receivables from our customers and partners and renegotiated longer payment terms on vendor payables.  We also slowed down our acquisition program in the second and third quarters of 2020.  Some of these initiatives and trends continued into 2021, however, as economic conditions continue to improve our capital expenditures and acquisition activity have moved towards pre-pandemic levels.  We believe we have sufficient liquidity on hand to continue business operations during this uncertain period.  If we experience a significant reduction in revenue in the future, we have additional alternatives to maintain liquidity, including use of common stock to fund future acquisitions.

On December 1, 2021, we acquired substantially all of the Willis Towers Watson plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets.  There are twelve remaining international operations with deferred closings that comprise approximately $180 million of the initial purchase consideration that are subject to local regulatory approval and are expected to close in first and second quarters of 2022.  We funded the transaction using cash on hand, including the $1.4 billion of net cash raised in our May 17, 2021 follow-on common stock offering, $850 million of net cash borrowed in our May 20, 2021 30-year senior note issuance, $750 million of net cash borrowed in our November 9, 2021 10-year ($400 million) and 30-year ($350 million) senior note issuances and short‑term borrowings.

Operating Cash Flows

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements.  We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future.  To fund acquisitions made during 2021 and 2020, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and the follow-on common stock offering.

Cash provided by operating activities was $1,704.1 million and $1,807.1 million for 2021 and 2020, respectively.  See Note 20 to our 2021 consolidated financial statements for a discussion on reclassifications that were made to the 2020 and 2019 consolidated statement of cash flows in 2021.  The decrease in cash provided by operating activities during 2021 compared to the same period in 2020 was primarily due to increases in the amount of net income taxes paid, payments on acquisition earnouts in excess of original estimates and interest on debt paid in 2021 and to timing differences between periods with cash receipts and disbursements related to other current assets compared to 2020.  The 2020 income taxes paid amount was favorably impacted due to an AMT refund of $28.5 million and approximately $20.0 million from tax-payment deferrals and refunds as a result of the CARES Act and other similar temporary relief measures available globally.  The 2021 income taxes paid amount was unfavorably impacted due to payment of the $20.0 million of 2020 tax-payments deferrals (as noted in the previous sentence) and also approximately $106.0 million of tax prepayments made in 2021 with regards to tax method changes filed with our 2020 tax returns in the fourth quarter of 2021.  Those method changes also effected our 2021 estimated tax payments.  These payments would have been made in future periods, and do not represent additional taxes due.

During 2021, we managed our working capital in terms of receivables and payables as a cautionary step to protect liquidity during this uncertain period.  During 2021, employee matching contributions to the 401(k) plan of $63.6 million relating to 2020 were funded using common stock.  During 2020, employee matching contributions to the 401(k) plan of $59.4 million relating to 2019 were funded using cash.

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

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows.  Consolidated EBITDAC was $1,903.3 million and $1,596.8 million for 2021 and 2020, respectively.  Net earnings attributable to controlling interests were $906.8 million and $818.8 million for 2021 and 2020, respectively.  We believe that EBITDAC items are indicators of trends in liquidity.  From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity.  Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable.  We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us.  In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.

Fiduciary Funds

In addition, cash provided by operating activities in 2021 was favorably impacted by timing differences in the receipts and disbursements of client fiduciary related balances in 2021 compared to 2020.  The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for 2021 and 2020 (in millions):

	2021	2020
Net change in premiums and fees receivable	$132.9	$(796.5)
Net change in premiums payable to underwriting enterprises	35.5	1,154.2
Net cash provided by the above	$168.4	$357.7

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

At December 31, 2021 and 2020, we had fiduciary funds of $4.1 billion and $2.9 billion, respectively.

Defined Benefit Pension Plan

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC.  The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan.  We were not required to make any minimum contributions to the plan for the 2021 and 2020 plan years.  Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding.  The plan’s actuaries determine contribution rates based on our funding practices and requirements.  Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan.  In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases.  During 2021 and 2020 we did not make discretionary contributions to the plan.

See Note 13 to our 2021 consolidated financial statements for additional information required to be disclosed relating to our defined benefit pension plan.  We are required to recognize an accrued benefit plan liability for our underfunded defined benefit pension plan (which we refer to together as the Plan).  The offsetting adjustment to the liabilities required to be recognized for the Plan is recorded in “Accumulated Other Comprehensive Loss,” net of tax, in our consolidated balance sheet.  We will recognize subsequent changes in the funded status of the Plans through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur.  Numerous items may lead to a change in funded status of the Plan, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates.

In 2021, the funded status of the Plan was favorably impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2021, the net impact of which was approximately $13.6 million.  In addition, the funded status was favorably impacted by returns on the plan’s assets being higher in 2021 than anticipated by approximately $17.1 million.  The net change in the funded status of the Plan in 2021 resulted in a decrease in noncurrent liabilities in 2021 of $30.7 million.  In 2020, the funded status of the Plan was unfavorably impacted by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2020, the net impact of which was approximately $15.0 million.  However, the funded status was favorably impacted by returns on the plan’s assets being higher in 2020 than anticipated by approximately $17.9 million.  The net change in the funded status of the Plan in 2020 resulted in a decrease in noncurrent liabilities in 2020 of $2.9 million.  While the change in the funded status of the Plan had no direct impact on our cash flows from operations in 2021 and 2020, potential changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Investing Cash Flows

Capital Expenditures - Capital expenditures were $128.6 million and $99.3 million for 2021 and 2020, respectively.  In 2021 and 2020 capital expenditures include amounts incurred related to investments made in information technology and software development projects.  Relating to the development of our corporate headquarters, we received property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state EDGE tax credit.  Incentives from these two programs could total between $60.0 million and $90.0 million over a fifteen-year period.  In 2022, we expect total expenditures for capital improvements to be approximately $185.0 million, part of which is related to expenditures on office moves and investments being made in information technology and software development projects.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $3,250.9 million and $324.3 million in 2021 and 2020, respectively. The increased use of cash for acquisitions in 2021 compared to 2020 was primarily due to our acquisition of the Willis Towers Watson plc reinsurance brokerage operations.  In addition, during 2021 and 2020 we issued 1.7 million shares ($249.6 million) and 3.0 million shares ($306.1 million), respectively, of our common stock as payment for a portion of the total consideration paid for acquisitions and earnout payments.  We completed 38 and 27 acquisitions in 2021 and 2020, respectively.  Annualized revenues of businesses acquired in 2021 and 2020 totaled approximately $1,002.0 million and $251.4 million, respectively.  In 2022, we expect to use new debt, our Credit Agreement, cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.

If liquidity concerns arise, we may be more likely to use common stock to fund acquisitions.

Dispositions - During 2021 and 2020, we sold several books of business and recognized one-time gains (losses) of $18.9 million of gains and $(5.8) million of losses, respectively.  On December 16, 2020, we completed the sale of a U.K. wealth management business that we purchased over four years ago that no longer strategically fit in our benefits operations.  In fourth quarter 2020, we recognized a net pretax non-cash loss on sale of approximately $12.0 million, primarily due to the write-off of the remaining net book value of the amortizable intangible assets.

We received cash proceeds of $15.7 million and $8.2 million for 2021 and 2020, respectively, related to these transactions.

Clean Energy Investments - During the period from 2009 through 2020, we have made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay.  We anticipate positive net cash flow related to IRC Section 45 activity in 2022.  However, there are several variables that can impact net cash flow from clean energy investments in any given year.  Therefore, accurately predicting positive or negative cash in particular future periods is not possible at this time. However, if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows through at least 2027 due to the utilization of IRC Section 45 tax credits to offset taxable income in years after the program expired.  While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of these investments will be positive overall.  Please see "Clean energy investments" on page 50 for a more detailed description of these investments and their risks and uncertainties.

Financing Cash Flows

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

There were $45.0 million of borrowings outstanding under the Credit Agreement at December 31, 2021.  Due to the outstanding borrowing and letters of credit, $1,140.6 million remained available for potential borrowings under the Credit Agreement at December 31, 2021.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. During 2021, we borrowed an aggregate of $1,280.0 million and repaid $1,235.0 million under our Credit Agreement.  During 2020, we borrowed an aggregate of $2,630.0 million and repaid $3,150.0 million under our Credit Agreement.  Principal uses of the 2021 and 2020 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On September 14, 2021, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility) that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries.  The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from September 15, 2022 to September 15, 2023, and increased the total commitment for the AU$ denominated tranche from AU$310.0 million to AU$360.0 million.  The Premium Financing Debt Facility is comprised of: (i) Facility B is separated into AU$310.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$50.0 million equivalent multi‑currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche.  At December 31, 2021, AU$292.0 million and NZ$10.0 million of borrowings were outstanding under Facility B, AU$3.0 million of borrowings outstanding under Facility C and NZ$14.7 million of borrowings were outstanding under Facility D, which in aggregate amount to US$228.4 million of borrowings outstanding under the Premium Financing Debt Facility.

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

On June 12, 2019, we closed a private placement of $175.0 million aggregate principal amount of unsecured senior notes.  The unsecured senior notes were issued with an interest rate of 4.48% and are due in 2034.  We used the proceeds of these offerings in part to fund the $50.0 million June 24, 2019 Series L note maturity, for acquisitions and general corporate purposes.  The weighted average interest rate is 4.68% after giving effect to a net hedging loss.  In 2017 and 2018, we entered into pre-issuance interest rate hedging transactions related to this private placement.  We realized a net cash loss of approximately $5.2 million on the hedging transactions that will be recognized on a pro rata basis as an increase in our reported interest expense over ten years of the total 15‑year notes.

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

On May 20, 2021, we closed and funded an offering of $1,500.0 million of unsecured senior notes in two tranches.  The $650.0 million aggregate principal amount of 2.50% Senior Notes were due 2031 (which we refer to as the 2031 May Notes) and $850.0 million aggregate principal amount of 3.50% Senior Notes are due 2051 (which we refer to as the 2051 May Notes and together with the 2031 May Notes, the May Notes).  The weighted average interest rate is 3.13% per annum after giving effect to underwriting costs and the net hedge loss.  In 2018 and 2019, we entered into a pre-issuance interest rate hedging transaction related to these notes.  We realized a net cash loss of approximately $57.8 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over ten years.

The offering of the May Notes was made pursuant to a shelf registration statement filed with the SEC.  The relevant terms of the May Notes, the Indenture and the Officers’ Certificate are further described under the caption “Description of Notes” in the prospectus supplement dated May 13, 2021, filed with the SEC on May 17, 2021.

The 2031 May Notes had a special optional redemption whereby, we had the option to redeem the 2031 May Notes, in whole and not in part, by providing notice of such redemption to the holders of the 2031 May Notes within 30 days following a Willis Tower Watson plc transaction termination event, at a redemption price equal to 101% of the aggregate principal amount of the 2031 May Notes, plus any accrued and unpaid interest. These notes were redeemed on August 13, 2021.  As a result of the redemption of this debt, we incurred a loss on extinguishment of debt of $16.2 million, which included the redemption price premium of $6.5 million, which is presented in cash flows from financing activities, and the unamortized discount amount on the debt issuance and the write-off of all the debt acquisition costs of $9.7 million, which is presented in cash flows from operating activities. The 2051 May Notes are not subject to the special optional redemption. We used the net proceeds of the 2051 May Notes offering to fund a portion of the cash consideration payable in connection with the Willis Tower Watson plc treaty reinsurance transaction.

On November 9, 2021, we closed and funded an offering of $750.0 million of unsecured senior notes in two tranches.  The $400.0 million aggregate principal amount of 2.40% Senior Notes are due 2031 (which we refer to as the 2031 November Notes) and $350.0 million aggregate principal amount of 3.05% Senior Notes are due 2052 (which we refer to as the 2052 November Notes and together with the 2031 November Notes, the November Notes).  The weighted average interest rate is 2.80% per annum after giving effect to underwriting costs.  The November Notes were issued pursuant to an indenture, dated as of May 20, 2021, as modified and supplemented in respect of the November Notes by an Officers’ Certificate pursuant to the indenture, dated as of November 9, 2021.  The relevant terms of the November Notes, the indenture and the Officers’ Certificate are further described under the caption “Description of Notes” in the prospectus supplement filed with the SEC on November 3, 2021. We used the net proceeds of the November Notes offering to fund a portion of the cash consideration payable in connection with the Willis Tower Watson plc treaty reinsurance transaction.

At December 31, 2021, we had $1,600.0 million of Senior Notes, $4,448.0 million of corporate‑related borrowings outstanding under separate note purchase agreements entered into during the period from 2011 to 2021, $45.0 million of borrowings outstanding under our credit facility, $228.4 million outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $402.6 million.  See Note 8 to our 2021 consolidated financial statements for a discussion of the terms of the Senior Notes, Note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

Consistent with past practice, as of December 31, 2021 we had pre-issuance hedges open for $400.0 million for 2022, $250.0 million for 2023 and $350.0 million for 2024.

The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants as of December 31, 2021.

Dividends - Our board of directors determines our dividend policy.  Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2021, we declared $396.2 million in cash dividends on our common stock, or $1.92 per common share.  On December 17, 2021, we paid a fourth quarter dividend of $0.48 per common share to shareholders of record as of December 3, 2021.  On January 26, 2022, we announced a quarterly dividend for first quarter 2022 of $0.51 per common share.  If the dividend is maintained at $0.51 per common share throughout 2022, this dividend level would result in an annualized net cash used by financing activities in 2022 of approximately $424.1 million (based on the outstanding shares as of December 31, 2021), or an anticipated increase in cash used of approximately $32.1 million compared to 2021. We can make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2019, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock.  The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors.  We make no assurances regarding when, or if, we will issue any shares under this registration statement.  On November 15, 2016, we also filed a shelf registration statement on Form S-4 with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities.  At December 31, 2021, 2.5 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock. During the years ended December 31, 2021 and 2020, we did not repurchase shares of our common stock.  The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions.  We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion.  Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.

Public Offering of Common Stock - On May 12, 2021, we entered into an Underwriting Agreement with Morgan Stanley & Co. LLC to issue 9.0 million shares of our common stock in a public offering.  On May 12 2021, we agreed to price the offering of 9.0 million shares of our common stock at $142.00 and granted the underwriters in the offering a 30-day option to purchase up to an additional 1.3 million shares of our common stock at the same price.  On May 12, 2021, the underwriters exercised the option to purchase an additional 1.3 million shares.  The offering closed on May 17, 2021 and 10.3 million shares of our common stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $1,437.9 million.  We used the net proceeds of this offering related to the 2051 Notes to fund a portion of the cash consideration payable in connection with the Willis Towers Watson plc treaty reinsurance transaction.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans.  Proceeds from the issuance of common stock under these plans were $108.7 million in 2021 and $111.9 million in 2020.  On May 16, 2017, our stockholders approved the 2017 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2014 Long-Term Incentive Plan.  All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP.  Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria.  Stock options with respect to 9.5 million shares (less any shares of restricted stock issued under the LTIP - 1.8 million shares of our common stock were available for this purpose as of December 31, 2021) were available for grant under the LTIP at December 31, 2021.  Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value.  Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the years ended December 31, 2021 and 2020, and we believe this favorable trend will continue in the foreseeable future.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Beginning with the match paid in 2021, the amount matched by the company will be discretionary and annually determined by management.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $65.7 million and $63.6 million related to the plan in 2021 and 2020, respectively.  Our board of directors authorized the use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we funded in February 2021.  During, second quarter 2021, our board of directors authorized a 5.0% employer match on eligible compensation to the 401(k) plan for the 2021 plan year and the possible use of common stock to fund our 2021 employer matching contributions, which is expected to be funded in February 2022.

Other Liquidity Matters

Letters of Credit and Other Guarantees

We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit.  We had total letters of credit outstanding of $17.0 million at December 31, 2021 and $18.4 million at December 31, 2020.  These letters of credit secure our self-insurance deductibles on our own insurance programs, allow certain of our captive operations to meet minimum statutory surplus requirements, lease security deposits and collateral related to premium and claim funds held in a fiduciary capacity.  See Note 17 to our 2021 consolidated financial statements for additional discussion of these obligations and commitments.

Earnout Obligations

Substantially all of the purchase agreements related to the acquisitions we do contain provisions for potential earnout obligations.  For all of our acquisitions made in the period from 2017 to 2021 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition.  The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date.  The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,873.9 million, of which $988.5 million was recorded in our consolidated balance sheet as of December 31, 2021 based on the estimated fair value of the expected future payments to be made, of which approximately $670.3 million can be settled in cash or stock at our option and $318.2 million must be settled in cash.

Apart from commitments, guarantees, and contingencies, as disclosed herein and in Note 17 to our 2021 consolidated financial statements, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity.  Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties.  See “Information Concerning Forward-Looking Statements” at the beginning of this report.

Contractual Obligations

Our contractual obligations and commitments as of December 31, 2021 are comprised of principal payments on debt, interest payments on debt, operating leases, pension benefit plan and purchase obligations.

Operating leases are primarily comprised of leased office space throughout the world.  As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable.  In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved.  See Note 15 to our 2021 consolidated financial statements for additional discussion of these operating lease obligations.

Defined benefit pension plan obligations include estimates of our minimum funding requirements pursuant to the Employee Retirement Income Security Act and other regulations.  We may make additional discretionary contributions.  See Note 13 to our 2021 consolidated financial statements for additional information required to be disclosed relating to our defined benefit pension plan.

Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions.  Most of our purchase obligations are related to purchases of information technology services, marketing arrangements or other service contracts.  We had no other cash requirements from known contractual obligations and commitments that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity.  See Note 17 to our 2021 consolidated financial statements for additional discussion of these contractual obligations.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements.  We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, right-of-use assets, investments (including our IRC Section 45 investments), income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies.  We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances.  Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. We believe the following significant accounting estimates may involve a higher degree of judgment and complexity.  See Note 1 to our 2021 consolidated financial statements for other significant accounting policies. Note 2 to our 2021 consolidated financial statements for a discussion of recently issued accounting pronouncements and their impact or potential future impact on the our financial results, if determinable.

Revenue Recognition

Description

The primary source of revenues for our brokerage services is commissions from underwriting enterprises, based on a percentage of premiums paid by our clients, or fees received from clients based on an agreed level of service usually in lieu of commissions.  These commissions and fees revenues are substantially recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the client, as well as deferring certain revenues to reflect delivery of services over the contract period.  Whether we are paid a commission or a fee, the vast majority of our services are associated with the placement of an insurance (or insurance-like) contract.  Accordingly, we recognize approximately 80% of our commission and fee revenues on the effective date of the underlying insurance contract.  The amount of revenue we recognize is based on our costs to provide our services up and through that effective date, including an appropriate estimate of our profit margin on a portfolio basis.  Based on the proportion of additional services we provide in each period after the effective date of the insurance contract, including an appropriate estimate of our profit margin, we recognize approximately 15% of our commission and fee revenues in the first three months, and the remaining 5% thereafter.

For supplemental revenues certain underwriting enterprises may pay us additional revenues for the volume of premium placed with them and for insights into our sales pipeline, our sales capabilities or our risk selection knowledge.  These amounts are in excess of the commission and fee revenues discussed above, and not all business we place with underwriting enterprises is eligible for supplemental revenues.  Unlike contingent revenues, discussed below, these revenues are primarily a fixed amount or fixed percentage of premium of the underlying eligible insurance contracts.  For supplemental revenue contracts based on a fixed percentage of premium, our obligation to the underwriting enterprise is substantially completed upon the effective date of the underlying insurance contract and revenue is fully earned at that time.  For supplemental revenue contracts based on a fixed amount, revenue is recognized ratably over the contract period consistent with the performance of our obligations, almost always over an annual term.

For contingent revenues certain underwriting enterprises may pay us additional revenues for our sales capabilities, our risk selection knowledge, or our administrative efficiencies.  These amounts are in excess of the commission or fee revenues discussed above, and not all business we place with participating underwriting enterprises is eligible for contingent revenues.  Unlike supplemental revenues, also discussed above, these revenues are variable, generally based on growth, the loss experience of the underlying insurance contracts, and/or our efficiency in processing the business.  We generally operate under calendar year contracts, but we do not receive these revenues from the underwriting enterprises until the following calendar year, generally in the first and second quarters, after verification of the performance indicators outlined in the contracts.  Accordingly, during each reporting period, we must make our best estimate of amounts we have earned using historical averages and other factors to project such revenues.

See Revenue Recognition and Contracts with Customers in Notes 1 and 4 to our 2021 consolidated financial statements.

Judgments and Uncertainties

For commissions and fees, these periods may be different than the underlying premium payment patterns of the insurance contracts, but the vast majority of our services are fully provided within one year of the insurance contract effective date.  For supplemental and contingent commissions, we base our estimates each period on a contract-by-contract basis where available.  In certain cases, it is impractical to assess a very large number of smaller contingent revenue contracts, so we use a historical portfolio estimate in aggregate.  Because our expectation of the ultimate contingent revenue amounts to be earned can vary from period to period, especially in contracts sensitive to loss ratios, our estimates might change significantly from quarter to quarter.  For example, in circumstances where our revenues are dependent on a full calendar year loss ratio, adverse loss experience in the fourth quarter could not only negate revenue earnings in the fourth quarter, but also trigger the need to reverse revenues previously recognized during the prior quarters.  Variable consideration is recognized when we conclude, based on all the facts and information available at the reporting date, that it is probable that a significant revenue reversal will not occur in future periods.

Effect if Actual Results Differ From Assumptions

We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to recognize revenue.  As noted above, estimates are made based on historical experience and other factors.  The vast majority of our brokerage contracts and service understandings are for a period of one year or less, and historically, the difference between actual experience compared to estimated performance has not been significant to the quarterly or annual financial statements.  We have not made any material changes in the accounting methodology used to recognize revenue during the past three fiscal years.

Income Taxes

Description

We estimate total income tax expense based on statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we earn income.  Income tax includes an estimate for withholding taxes on earnings of foreign subsidiaries expected to be remitted to the U.S. but does not include an estimate for taxes on earnings considered to be indefinitely invested in the foreign subsidiary.  Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse.  Valuation allowances are recorded when it is likely a tax benefit will not be realized for a deferred tax asset.  We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due.  See Income Taxes in Notes 1 and 19 to our 2021 consolidated financial statements.

Judgments and Uncertainties

Changes in projected future earnings could affect the recorded valuation allowances in the future.  Our calculations related to income taxes contain uncertainties due to judgment used to calculate tax liabilities in the application of complex tax regulations across the tax jurisdictions where we operate.  Our analysis of unrecognized tax benefits contains uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds.

Effect if Actual Results Differ From Assumptions

Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future.  Other than those potential impacts, we do not believe there is a reasonable likelihood there will be a material change in the tax related balances or valuation allowances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities.  To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established, or are required to pay amounts in excess of our recorded unrecognized tax benefit liabilities, our effective tax rate in a given financial statement period could be materially affected.  An unfavorable tax settlement would require use of our cash and generally result in an increase in our effective tax rate in the period of resolution.  A favorable tax settlement would generally be recognized as a reduction in our effective tax rate in the period of resolution.

Impairment of Goodwill

Description

Goodwill is evaluated for impairment by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary.  If it is determined, based on qualitative factors, the fair value of the reporting unit may be more likely than not less than its carrying amount or if significant changes to macro-economic factors related to the reporting unit have occurred that could materially impact fair value, a quantitative goodwill impairment test would be required.  The quantitative test compares the fair value of a reporting unit with its carrying amount.  Additionally, we can elect to forgo the qualitative assessment and perform the quantitative test.  Upon performing the quantitative test, if the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess, not to exceed the carrying amount of goodwill.

We have elected to make the first day of the fourth quarter the annual impairment assessment date for goodwill.  However, we could be required to evaluate the recoverability of goodwill outside of the required annual assessment if, among other things, we experience disruptions to the business, unexpected significant declines in operating results, divestiture of a significant component of the business or a sustained decline in market capitalization.

Judgments and Uncertainties

We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy.  We include assumptions about revenue growth, operating margins, discount rates and valuation multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction.  Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples.  See Intangible Assets in Notes 1 and 7 to our 2021 consolidated financial statements.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.

Effect if Actual Results Differ From Assumptions

We have not made material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years.  During fiscal 2021, 2020 and 2019, all of our material reporting units passed the impairment analysis.

Some of the inherent estimates and assumptions used in determining fair value of the reporting units and indefinite life intangible assets are outside the control of management, including interest rates, cost of capital, tax rates, market EBITDAC comparables and credit ratings.  While we believe we have made reasonable estimates and assumptions to calculate the fair value of the reporting units and indefinite life intangibles, it is possible a material change could occur.  If our actual results are not consistent with our estimates and assumptions used to calculate fair value, it could result in material impairments of our goodwill.

Impairment of Amortizable Intangible Assets

Description

Amortizable intangible assets are evaluated for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Examples include a significant adverse change in the extent or manner in which we use the asset, a change in its physical condition, or an unexpected change in financial performance.

When evaluating amortizable intangible assets for impairment, we compare the carrying value of the asset to the asset’s estimated undiscounted future cash flows.  An impairment is indicated if the estimated future cash flows are less than the carrying value of the asset. The impairment is the excess of the carrying value over the fair value of the asset.

We recorded impairment charges related to amortizable intangible assets of $17.6 million, $51.7 million and $0.1 million 2021, 2020 and 2019, respectively.  See Intangible Assets in Notes 1 and 7 to our 2021 consolidated financial statements.

Judgments and Uncertainties

Our impairment analysis contains uncertainties due to judgment in assumptions, including useful lives and intended use of assets, observable market valuations, forecasted revenue growth, operating margins and discount rates based on budgets, business plans, economic projections, anticipated future cash flows and marketplace data that reflects the risk inherent in future cash flows to determine fair value.

Effect if Actual Results Differ From Assumptions

We have not made any material changes in the accounting methodology used to evaluate the impairment of amortizable intangible assets during the last three fiscal years.  We do not believe there is a reasonable likelihood there will be a material change in the estimates or assumptions used to calculate impairments or useful lives of amortizable intangible assets.  However, if actual results are not consistent with our estimates and assumptions used to calculate estimated future cash flows, we may be exposed to impairment losses that could be material.

Earnout Obligations

Description

Substantially all of the purchase agreements related to the acquisitions we do contain provisions for potential earnout obligations.  The amounts recorded as earnout payables, which are primarily based upon the terms of the purchase agreements and the estimated future operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date, are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration.  We will record subsequent changes in these estimated earnout obligations, including the accretion of discount, in our consolidated statement of earnings when incurred.

Judgments and Uncertainties

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement.  In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability.  Revenue growth rates generally ranged from 2.5% to 15.0% for our 2021 acquisitions.  We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described.  We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market based rates of return that reflect the ability of the acquired entity to achieve the targets.  The discount rates generally ranged from 7.0% to 10.5% for our 2021 acquisitions.

Effect if Actual Results Differ From Assumptions

While management believes those expectations and assumptions are reasonable, they are inherently uncertain.  Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.  See Note 3 to our 2021 consolidated financial statements for additional discussion on our 2021 business combinations.

Business Combinations

Description

We account for acquired businesses using the acquisition method of accounting, which requires that once control of a business is obtained, 100% of the assets acquired and liabilities assumed, including amounts attributed to noncontrolling interests, be recorded at the date of acquisition at their respective fair values.  Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

We use various models to determine the value of assets acquired and liabilities assumed such as discounted cash flow to value amortizable intangible assets.

For significant acquisitions we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed.  See Note 3 to our 2021 consolidated financial statements for additional discussion on our 2021 business combinations.

Judgments and Uncertainties

Significant judgment is often required in estimating the fair value of assets acquired and liabilities assumed, particularly intangible assets. We make estimates and assumptions about projected future cash flows including sales growth, operating margins, attrition rates, and discount rates based on historical results, business plans, expected synergies, perceived risk and marketplace data considering the perspective of marketplace participants.

Determining the useful life of an intangible asset also requires judgment as different types of intangible assets will have different useful lives.

Effect if Actual Results Differ From Assumptions

While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions, which could result in subsequent impairments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations.  Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices.  The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2021 that are sensitive to changes in interest rates.  The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one-

year period.  This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks.  The effect of actual changes in these market risk factors may differ materially from our estimates.  In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk.  These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk.  The fair value of our portfolio of cash and cash equivalents as of December 31, 2021 approximated its carrying value due to its short-term duration.  We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio.  The resulting fair values were not materially different from their carrying values at December 31, 2021.

As of December 31, 2021, we had $4,448.0 million of borrowings outstanding under our various senior notes and note purchase agreements.  The aggregate estimated fair value of these borrowings at December 31, 2021 was $6,390.1 million due to the long-term duration and fixed interest rates associated with these debt obligations.  No active or observable market exists for our private placement long‑term debt.  Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.  The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts.  Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt.  The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time.  The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today.  An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated.  The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one-percentage point change in our weighted average borrowing rate as of December 31, 2021.  A one-percentage point decrease would result in an estimated fair value of $6,954.0 million, or $906.0 million more than their current carrying value.  A one-percentage point increase would result in an estimated fair value of $5,905.2 million, or $142.8 million less than their current carrying value.

As of December 31, 2021, we had $45.0 million of borrowings outstanding under our Credit Agreement and $228.4 million of borrowings outstanding under our Premium Financing Debt Facility.  The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations.  Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2021 and the resulting fair values are not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars.  Please see Item 1A, “Risk Factors,” for additional information regarding potential foreign exchange rate risks arising from Brexit.  In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies.  Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur.  Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2021 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $24.8 million.  Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2021 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $23.2 million.  We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars.  We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations.  However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency.  A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes.  If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary.  The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive loss.

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes.  However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk.  During 2021, 2020 and 2019, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our future U.K. currency revenues through various future payment dates.  In addition, during 2021, 2020 and 2019, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates.  Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged.  All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance.  In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized.  For the year ended December 31, 2021 there has been no such effect on our consolidated financial presentation.  The impact of these hedging strategies was not material to our consolidated financial statements for 2021, 2020 and 2019. See Note 21 to our 2021 consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2021, 2020 and 2019.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Commissions	$4,132.3	$3,591.9	$3,320.6
Fees	2,264.1	1,957.9	1,911.1
Supplemental revenues	248.7	221.9	210.5
Contingent revenues	188.0	147.0	135.6
Investment income	83.1	75.9	86.9
Net gains (losses) on divestitures	18.9	(5.8)	75.3
Revenues from clean coal activities	1,140.8	863.5	1,319.3
Other net revenue (losses)	0.5	(0.4)	(2.9)
Revenues before reimbursements	8,076.4	6,851.9	7,056.4
Reimbursements	133.0	151.7	138.6
Total revenues	8,209.4	7,003.6	7,195.0
Compensation	3,927.5	3,466.5	3,339.5
Operating	1,072.4	906.5	1,068.5
Reimbursements	133.0	151.7	138.6
Cost of revenues from clean coal activities	1,173.2	882.1	1,352.8
Interest	226.1	196.4	179.8
Loss on extinguishment of debt	16.2	—	—
Depreciation	151.2	145.1	140.4
Amortization	415.1	417.3	334.0
Change in estimated acquisition earnout payables	119.6	(32.9)	15.3
Total expenses	7,234.3	6,132.7	6,568.9
Earnings before income taxes	975.1	870.9	626.1
Provision (benefit) for income taxes	20.1	12.8	(89.7)
Net earnings	955.0	858.1	715.8
Net earnings attributable to noncontrolling interests	48.2	39.3	47.0
Net earnings attributable to controlling interests	$906.8	$818.8	$668.8
Basic net earnings per share	$4.47	$4.29	$3.60
Diluted net earnings per share	4.37	4.20	3.52
Dividends declared per common share	1.92	1.80	1.72

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(In millions)

	Year Ended December 31,
	2021	2020	2019
Net earnings	$955.0	$858.1	$715.8
Change in pension liability, net of taxes	19.0	0.4	4.7
Foreign currency translation, net of taxes in 2021 and 2020	(122.3)	183.7	44.2
Change in fair value of derivative instruments, net of taxes	20.8	(68.1)	(22.7)
Comprehensive earnings	872.5	974.1	742.0
Comprehensive earnings attributable to noncontrolling interests	49.5	39.7	47.3
Comprehensive earnings attributable to controlling interests	$823.0	$934.4	$694.7

See notes to consolidated financial statements

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2021	2020
Cash and cash equivalents	$402.6	$664.6
Restricted cash	4,063.7	2,909.7
Premiums and fees receivable	11,753.1	6,436.0
Other current assets	1,451.0	1,113.9
Total current assets	17,670.4	11,124.2
Fixed assets - net	500.8	450.7
Deferred income taxes	1,228.5	1,085.8
Other noncurrent assets	966.5	769.9
Right-of-use assets	358.6	373.9
Goodwill - net	8,666.2	6,127.0
Amortizable intangible assets - net	3,954.0	2,399.9
Total assets	$33,345.0	$22,331.4
Premiums payable to underwriting enterprises	$13,845.6	$7,784.6
Accrued compensation and other accrued liabilities	1,895.1	1,596.2
Deferred revenue - current	520.9	475.6
Premium financing borrowings	228.4	203.6
Corporate related borrowings - current	245.0	75.0
Total current liabilities	16,735.0	10,135.0
Corporate related borrowings - noncurrent	5,810.2	4,266.0
Deferred revenue - noncurrent	58.7	65.7
Lease liabilities - noncurrent	309.3	320.9
Other noncurrent liabilities	1,871.7	1,311.1
Total liabilities	24,784.9	16,098.7
Stockholders' equity:
Common stock - authorized 400.0 shares; issued and outstanding 208.5 shares in 2021 and 193.7 shares in 2020	208.5	193.7
Capital in excess of par value	6,143.7	4,264.4
Retained earnings	2,882.3	2,371.7
Accumulated other comprehensive loss	(726.1)	(643.6)
Stockholders' equity attributable to controlling interests	8,508.4	6,186.2
Stockholders' equity attributable to noncontrolling interests	51.7	46.5
Total stockholders' equity	8,560.1	6,232.7
Total liabilities and stockholders' equity	$33,345.0	$22,331.4

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net earnings	$955.0	$858.1	$715.8
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gain) loss on investments and other	(17.0)	6.3	(72.0)
Loss on extinguishment of debt	9.7	—	—
Depreciation and amortization	566.3	562.4	474.4
Change in estimated acquisition earnout payables	119.6	(32.9)	15.3
Amortization of deferred compensation and restricted stock	68.9	60.9	47.2
Stock-based and other noncash compensation expense	13.4	13.6	14.0
Payments on acquisition earnouts in excess of original estimates	(29.6)	(14.5)	(16.6)
Provision for deferred income taxes	(184.0)	(162.0)	(171.2)
Effect of changes in foreign exchange rate	2.3	2.9	6.7
Net change in premium and fees receivable	132.9	(796.5)	(434.7)
Net change in deferred revenue	23.1	18.5	12.8
Net change in premiums payable to underwriting enterprises	35.5	1,154.2	461.6
Net change in other current assets	(136.8)	(22.5)	11.4
Net change in accrued compensation and other accrued liabilities	222.3	91.8	77.0
Net change in income taxes payable	(123.8)	51.8	35.5
Net change in other noncurrent assets and liabilities	46.3	15.0	13.9
Net cash provided by operating activities	1,704.1	1,807.1	1,191.1
Cash flows from investing activities:
Capital expenditures	(128.6)	(99.3)	(138.8)
Cash paid for acquisitions, net of cash and restricted cash acquired	(3,250.9)	(324.3)	(1,266.8)
Net proceeds from sales of operations/books of business	15.7	8.2	81.0
Net funding of investment transactions	(1.1)	(1.4)	(52.0)
Net funding of premium finance loans	(66.8)	(54.6)	(71.9)
Net cash used by investing activities	(3,431.7)	(471.4)	(1,448.5)
Cash flows from financing activities:
Payments on acquisition earnouts	(137.3)	(38.8)	(46.3)
Proceeds from issuance of common stock	1,546.7	111.9	101.2
Payments to noncontrolling interests	(39.1)	(84.4)	(75.4)
Dividends paid	(392.0)	(347.4)	(321.1)
Net borrowings on premium financing debt facility	37.0	16.0	19.2
Borrowings on line of credit facility	1,280.0	2,630.0	4,315.0
Repayments on line of credit facility	(1,235.0)	(3,150.0)	(4,060.0)
Net borrowings of corporate related long-term debt	1,677.0	424.9	725.0
Debt acquisition costs	(21.3)	(1.3)	(3.9)
Settlements on terminated interest rate swaps	(31.9)	(66.0)	(15.3)
Net cash provided (used) by financing activities	2,684.1	(505.1)	638.4
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(64.5)	119.8	6.1
Net increase in cash, cash equivalents and restricted cash	892.0	950.4	387.1
Cash, cash equivalents and restricted cash at beginning of year	3,574.3	2,623.9	2,236.8
Cash, cash equivalents and restricted cash at end of year	$4,466.3	$3,574.3	$2,623.9

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2018	184.0	184.0	$3,541.9	$1,558.6	$(785.6)	$70.8	$4,569.7
Cumulative effects of adoption of lease and hedging accounting standards	—	—	—	(2.2)	(0.2)	—	(2.4)
Net earnings	—	—	—	668.8	—	47.0	715.8
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(15.1)	(15.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(43.0)	(43.0)
Net change in pension asset/liability, net of taxes of $1.1 million	—	—	—	—	4.7	—	4.7
Foreign currency translation	—	—	—	—	44.2	0.3	44.5
Change in fair value of derivative instruments, net of taxes of ($8.9) million	—	—	—	—	(22.7)	—	(22.7)
Compensation expense related to stock option plan grants	—	—	14.0	—	—	—	14.0
Common stock issued in:
Twenty-one purchase transactions	1.9	1.9	166.1	—	—	—	168.0
Stock option plans	1.8	1.8	71.9	—	—	—	73.7
Employee stock purchase plan	0.3	0.3	27.2	—	—	—	27.5
Deferred compensation and restricted stock	0.1	0.1	4.6	—	—	—	4.7
Cash dividends declared on common stock	—	—	—	(323.9)	—	—	(323.9)
Balance at December 31, 2019	188.1	188.1	3,825.7	1,901.3	(759.6)	60.0	5,215.5
Net earnings	—	—	—	818.8	—	39.3	858.1
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(6.4)	(6.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(46.8)	(46.8)
Net change in pension asset/liability, net of taxes of $0.1 million	—	—	—	—	0.4	—	0.4
Foreign currency translation	—	—	—	—	183.7	0.4	184.1
Change in fair value of derivative instruments, net of taxes of ($22.4) million	—	—	—	—	(68.1)	—	(68.1)
Compensation expense related to stock option plan grants	—	—	13.6	—	—	—	13.6
Common stock issued in:
Fifty-two purchase transactions	3.0	3.0	306.1	—	—	—	309.1
Stock option plans	1.8	1.8	75.9	—	—	—	77.7
Employee stock purchase plan	0.5	0.5	33.7	—	—	—	34.2
Deferred compensation and restricted stock	0.3	0.3	9.4	—	—	—	9.7
Cash dividends declared on common stock	—	—	—	(348.4)	—	—	(348.4)
Balance at December 31, 2020	193.7	193.7	$4,264.4	$2,371.7	$(643.6)	$46.5	$6,232.7

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity (continued)

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2020	193.7	193.7	$4,264.4	$2,371.7	$(643.6)	$46.5	$6,232.7
Net earnings	—	—	—	906.8	—	48.2	955.0
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(6.0)	(6.0)
Dividends paid to noncontrolling interests	—	—	—	—	—	(38.3)	(38.3)
Net change in pension asset/liability, net of taxes of $4.6 million	—	—	—	—	19.0	—	19.0
Foreign currency translation	—	—	—	—	(122.3)	1.3	(121.0)
Change in fair value of derivative instruments, net of taxes of $7.4 million	—	—	—	—	20.8	—	20.8
Compensation expense related to stock option plan grants	—	—	17.5	—	—	—	17.5
Common stock issued in:
Thirty-seven purchase transactions	1.7	1.7	249.6	—	—	—	251.3
Stock option plans	1.4	1.4	66.2	—	—	—	67.6
Employee stock purchase plan	0.4	0.4	40.8	—	—	—	41.2
Shares issued to benefit plans	0.6	0.6	70.8	—	—	—	71.4
Deferred compensation and restricted stock	0.4	0.4	6.5	—	—	—	6.9
Stock issuance from public offering	10.3	10.3	1,427.6	—	—	—	1,437.9
Other compensation expense	—	—	0.3	—	—	—	0.3
Cash dividends declared on common stock	—	—	—	(396.2)	—	—	(396.2)
Balance at December 31, 2021	208.5	208.5	$6,143.7	$2,882.3	$(726.1)	$51.7	$8,560.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2021

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

We are headquartered in Rolling Meadows, Illinois, have operations in 68 countries and offer client-service capabilities in more than 150 countries globally through a network of correspondent insurance brokers and consultants.

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

In the preparation of our consolidated financial statements as of December 31, 2021, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition and/or disclosure in the notes therein.

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

Restricted Cash

In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to underwriting enterprises.  We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate.  Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds.  Accordingly, we invest these funds in cash and U.S. Treasury fund accounts.  We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings.  These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to underwriting enterprises.  Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements.  We were in compliance with these requirements at December 31, 2021.

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

Premiums and Fees Receivable

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts.  The allowance for estimated policy cancellations was $10.0 million and $9.9 million at December 31, 2021 and 2020, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end.  The allowance for doubtful accounts was $8.3 million and $10.1 million at December 31, 2021 and 2020, respectively.  We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses.  Both of these allowances are based on estimates and assumptions using historical data to project future experience.  Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.  We periodically review the adequacy of these allowances and make adjustments as necessary.

Derivative Instruments

We are exposed to market risks, including changes in foreign currency exchange rates and interest rates.  To manage the risk related to these exposures, we enter into various derivative instruments that reduce these risks by creating offsetting exposures. In the normal course of business, we are exposed to the impact of foreign currency fluctuations that impact our results of operations and cash flows.  We utilize a foreign currency risk management program involving foreign currency derivatives that consist of several monthly put/call options designed to hedge a portion of our future foreign currency disbursements through various future payment dates. To mitigate the counterparty credit risk we only enter into contracts with major financial institutions based upon their credit ratings and other factors.  These derivative instrument contracts are cash flow hedges that qualify for hedge accounting and primarily hedge against fluctuations between changes in the British pound and Indian Rupee versus the U.S. dollar.  Changes in fair value of the derivative instruments are reflected in other comprehensive earnings in the accompanying consolidated balance sheet.  The impact of the hedge at maturity is recognized in the income statement as a component of investment income, compensation and operating expenses depending on the nature of the hedged item.  We enter into various long-term debt agreements. We use interest rate derivatives, typically swaps, to reduce our exposure to the effects of interest rate fluctuations on the forecasted interest rates for up to three years into the future.  These derivative instrument contracts are periodically monitored for hedge ineffectiveness, the amount of which has not been material to the accompanying consolidated financial statements.  We do not use derivatives for trading or speculative purposes.

Premium Financing

Seven subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums.  These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are generally considered delinquent after seven days of the payment due date. In normal course, insurance policies are cancelled within one month of the contractual payment due date if the payment remains delinquent.  We recognize interest income as it is earned over the life of the contract using the “level-yield” method.  Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet.  The outstanding loan receivable balance was $509.7 million and $442.7 million at December 31, 2021 and 2020, respectively.

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

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets.  While goodwill is not amortizable, it is tested for impairment at least annually in the fourth quarter, and more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable.  We may initially perform a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired.  If a qualitative assessment is not performed or if a determination is made that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, then we will perform a quantitative analysis.  The fair value of each reporting unit is compared to its carrying value.  If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit.  We completed our 2021 annual assessment in the fourth quarter and concluded goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

The carrying value of amortizable intangible assets attributable to each business or asset group is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable.  Accordingly, if there are any such changes in circumstances during the year, we assess the carrying value of the amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group.  Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted and charged against current period earnings as a component of amortization expense.  Based on the results of impairment reviews in 2021, 2020 and 2019, we wrote off $17.6 million, $51.7 million and $0.1 million, respectively, of amortizable intangible assets primarily related to prior year acquisitions of our brokerage and risk management segments, which is included in amortization expense in the accompanying consolidated statement of earnings.  The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates.  Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, other current assets, premiums payable to underwriting enterprises, accrued compensation and other accrued liabilities and deferred revenue - current, at December 31, 2021 and 2020, approximate fair value because of the short-term duration of these instruments.  See Note 3 to these consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 8 to these consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2021 and 2020 under our debt agreements.  See Note 13 to these consolidated financial statements for the fair values related to investments at December 31, 2021 and 2020 under our defined benefit pension plan.

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

Employee Stock Purchase Plan

We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 8.0 million shares of our common stock has been authorized.  Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period.  Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year.  At December 31, 2021, 5.6 million shares of our common stock was reserved for future issuance under the ESPP.

Defined Benefit Pension Plans

We recognize in our consolidated balance sheet, an asset for our defined benefit pension plans’ overfunded status or a liability for our plans’ underfunded status.  We recognize changes in the funded status of our defined benefit pension plans in comprehensive earnings in the year in which the changes occur.  We use December 31 as the measurement date for our plans’ assets and benefit obligations. See Note 13 to these consolidated financial statements for additional information required to be disclosed related to our defined benefit pension plans.

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

3.  Business Combinations

During 2021, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash.  These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Atlas General Holdings, LLC January 1, 2021 (AGH)	—	$—	$95.2	$—	$5.4	$8.7	$109.3	$35.0
Bollington Wilson Group February 5, 2021 (BWG)	—	—	328.0	—	1.4	—	329.4	—
LDJ American Online Benefits Group, LLC May 1, 2021 (LDJ)	—	—	38.2	—	7.1	14.8	60.1	20.0
Edelweiss Gallagher Insurance Brokers Limited (EDW) October 1, 2021	—	—	35.7	5.3	—	8.5	49.5	9.9
Manchester Underwriting Agencies Limited (MUA) October 1, 2021	—	—	33.0	3.9	1.4	16.5	54.8	20.6
Willis Reinsurance operations (WRE) December 1, 2021	—	—	3,278.9	—	—	300.0	3,578.9	750.0
Thirty-two other acquisitions completed in 2021	1,008	149.9	224.2	19.0	30.1	66.3	489.5	133.9
	1,008	$149.9	$4,033.2	$28.2	$45.4	$414.8	$4,671.5	$969.4

On December 1, 2021, we acquired substantially all of the Willis Towers Watson plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets.  There are twelve remaining international operations with deferred closings that comprise approximately $180 million of the initial purchase consideration that are subject to local regulatory approval and are expected to close in first and second quarters of 2022.  As of the initial closing date, we are the beneficial owners of the operating activity for the twelve deferred closing locations.  Together with our existing reinsurance operations, the combined businesses will trade as Gallagher Re from more than 70 offices across 31 countries and incorporate approximately 2,200 employees.

We funded the transaction using cash on hand, including the $1,437.9 million of net cash raised in our May 17, 2021 follow-on public offering of our common stock, $850 million of net cash borrowed in our May 20, 2021 30-year senior note issuance, $750 million of net cash borrowed in our November 9, 2021 10-year ($400 million) and 30-year ($350 million) senior note issuances and short‑term borrowings.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement.  In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability.  Revenue growth rates generally ranged from 2.5% to 15.0% for our 2021 acquisitions.  We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described.  We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market‑based rates of return that reflect the ability of the acquired entity to achieve the targets.  The discount rates generally ranged from 7.0% to 10.5% for our 2021 acquisitions.  Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During 2021, 2020 and 2019, we recognized $35.7 million, $32.5 million and $27.0 million respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.  In addition, during 2021, 2020 and 2019, we recognized $83.9 million of expense, $65.4 million and $11.7 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised projections of future performance for 99, 135 and 116 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions made in 2017 and subsequent years was $1,873.9 million as of December 31, 2021, of which $988.5 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made, of which approximately $670.3 million can be settled in cash or stock at our option and $318.2 million must be settled in cash.  The aggregate amount of maximum earnout obligations related to acquisitions made in 2017 and subsequent years was $1,128.1 million as of December 31, 2020, of which $592.2 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made, of which approximately $493.7 million can be settled in cash or stock at our option and $98.5 million must be settled in cash.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2021 (in millions):

	AGH	BWG	LDG	EDW	MUA	WRE	Thirty-two Other Acquisitions	Total
Cash and restricted cash	$32.8	$24.9	$0.7	$2.7	$5.8	$748.7	$24.5	$840.1
Premiums and fees receivable	111.4	8.7	7.8	8.2	4.0	5,410.8	68.4	5,619.3
Other current assets	0.6	6.6	8.0	3.7	2.4	41.4	4.4	67.1
Fixed assets	7.4	3.8	—	0.3	0.3	51.5	0.3	63.6
Noncurrent assets	1.2	5.3	0.2	3.1	0.5	14.6	8.3	33.2
Goodwill	45.9	257.1	25.7	40.3	32.1	1,930.8	229.6	2,561.5
Expiration lists	39.7	81.6	25.4	24.3	17.5	1,588.2	251.1	2,027.8
Non-compete agreements	0.3	1.2	0.2	0.5	1.5	—	3.6	7.3
Trade names	—	3.4	0.2	—	0.3	—	1.3	5.2
Total assets acquired	239.3	392.6	68.2	83.1	64.4	9,786.0	591.5	11,225.1
Premiums payables to underwriting enterprises	125.2	18.5	6.4	2.9	1.5	5,936.4	63.8	6,154.7
Other current liabilities	4.6	21.1	1.6	3.5	2.4	197.8	16.5	247.5
Noncurrent liabilities	0.2	23.6	0.1	27.2	5.7	72.9	21.7	151.4
Total liabilities assumed	130.0	63.2	8.1	33.6	9.6	6,207.1	102.0	6,553.6
Total net assets acquired	$109.3	$329.4	$60.1	$49.5	$54.8	$3,578.9	$489.5	$4,671.5

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage services markets and increase the volume of general services currently provided.  The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $2,561.5 million, $2,027.8 million, $7.3 million and $5.2 million, respectively, within the brokerage and risk management segments.

The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values.  In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions.  Revenue growth and attrition rates generally ranged from 3.0% to 4.8% and 4.3% to 16.1% for our 2021 and 2020 acquisitions, respectively, for which valuations were performed in 2021.  We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits.  The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business.  These discount rates generally ranged from 9.0% to 17.0% for our 2021 and 2020 acquisitions, for which valuations were performed in 2021.  The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments.  During this period, we may use independent third-party valuation specialists to assist us in finalizing the fair value of assets acquired and liabilities assumed.  Fair value adjustments, if any, are most common to the values established for amortizable intangible assets, including expiration lists, non‑compete agreements, acquired software, and for earnout liabilities, with the offset to goodwill, net of any income tax effect.  Provisional estimates of fair value were used by us to initially record (and disclose herein) the acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations as of the December 1, 2021 acquisition date.  We are using independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed for this transaction.  As of December 31, 2021, and as of the date of this filing, the specialists have not completed their analysis and thus these fair value estimates are provisional.  These provisional fair value estimates will be subsequently reviewed and adjusted based on the results of this valuation in 2022.  In addition, terms of the purchase agreement provide for various acquisition date balance sheet adjustments in the 90 day period subsequent to the acquisition date and there are twelve remaining international deferred closings, both of which may also cause goodwill adjustments to be made in 2022.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization.  We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty.  We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable.  In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense.  Based on the results of impairment reviews in 2021, 2020 and 2019, we wrote off $17.6 million, $51.7 million and $0.1 million, respectively, of amortizable intangible assets related to the brokerage and risk management segments.

Of the $2,027.8 million of expiration lists, $7.3 million of non-compete agreements and $5.2 million of trade names related to the 2021 acquisitions, $393.0 million, $3.9 million and $3.8 million, respectively, is not expected to be deductible for income tax purposes.  Accordingly, we recorded a deferred tax liability of $89.8 million, and a corresponding amount of goodwill, in 2021 related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the year ended December 31, 2021 include the operations of the acquired entities from their respective acquisition dates.  The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2020 (in millions, except per share data):

	Year Ended December 31,
	2021	2020
Total revenues	$9,065.5	$7,979.4
Net earnings attributable to controlling interests	1,004.2	881.8
Basic net earnings per share	4.84	4.36
Diluted net earnings per share	4.74	4.27

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2020, nor are they necessarily indicative of future operating results.  Annualized revenues of entities acquired in 2021 totaled approximately $1,002.0 million.  Total revenues and net loss recorded in our consolidated statement of earnings for 2021 related to the 2021 acquisitions in the aggregate, were $188.2 million and $(13.0) million, respectively.

4.  Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	December 31, 2021	December 31, 2020
Unbilled receivables	$730.0	$603.1
Deferred contract costs	129.7	102.0
Deferred revenue	579.6	541.3

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total
Deferred revenue at December 31, 2019	$337.2	$166.6	$503.8
Incremental deferred revenue	282.7	91.3	374.0
Revenue recognized during the year ended December 31, 2020 included in deferred revenue at December 31, 2019	(283.1)	(99.2)	(382.3)
Net change in collected billings/deposits received from customers	(0.7)	26.3	25.6
Impact of changes in foreign exchange rates	8.7	1.6	10.3
Deferred revenue recognized from business acquisitions	9.9	—	9.9
Deferred revenue at December 31, 2020	354.7	186.6	541.3
Incremental deferred revenue	325.0	102.1	427.1
Revenue recognized during the year ended December 31, 2021 included in deferred revenue at December 31, 2020	(296.1)	(103.5)	(399.6)
Net change in collected billings/deposits received from customers	(3.6)	(0.7)	(4.3)
Impact of changes in foreign exchange rates	(3.7)	(0.8)	(4.5)
Deferred revenue recognized from business acquisitions	19.6	—	19.6
Deferred revenue at December 31, 2021	$395.9	$183.7	$579.6

Revenue recognized during 2021 in the table above included revenue from 2020 acquisitions that would not be reflected in prior years.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed.  As of December 31, 2021, the aggregate amount of the contract price allocated to remaining performance obligations was $579.6 million.

The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2022	$366.0	$125.8	$491.8
2023	26.0	27.4	53.4
2024	1.8	12.4	14.2
2025	1.0	6.5	7.5
2026	0.6	3.4	4.0
Thereafter	0.5	8.2	8.7
Total	$395.9	$183.7	$579.6

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as “deferred contract costs” which are included in other current assets in our consolidated balance sheet.  Deferred contract costs were $129.7 million and $102.0 million as of December 31, 2021 and 2020, respectively.  Capitalized fulfillment costs are amortized to expense on the contract effective date.  The amount of amortization of the deferred contract costs was $425.5 million and $388.4 million for the years ended December 31, 2021 and 2020, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment.  These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5.  Other Financial Data

Other Current Assets

Major classes of other current assets consist of the following (in millions):

	December 31,
	2021	2020
Premium finance advances and loans	$509.7	$442.7
Accrued supplemental, direct bill and other receivables	563.0	361.7
Refined coal production related receivables	76.9	95.4
Deferred contract costs	129.7	102.0
Prepaid expenses	171.7	112.1
Total other current assets	$1,451.0	$1,113.9

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

6.  Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2021	2020
Office equipment	$36.2	$33.0
Furniture and fixtures	137.1	138.3
Leasehold improvements	170.8	166.0
Computer equipment	247.1	214.2
Land and buildings - corporate headquarters	145.3	145.1
Software	532.2	452.2
Other	17.2	16.7
Work in process	23.0	14.1
	1,308.9	1,179.6
Accumulated depreciation	(808.1)	(728.9)
Net fixed assets	$500.8	$450.7

The amounts in work in process in the table above primarily are for capitalized expenditures incurred related to IT development projects in 2021 and 2020.

7.  Intangible Assets

The carrying amount of goodwill at December 31, 2021 and 2020 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2021
United States	$4,409.1	$64.8	$—	$4,473.9
United Kingdom	2,198.7	15.0	—	2,213.7
Canada	572.9	—	—	572.9
Australia	487.2	10.9	—	498.1
New Zealand	217.6	10.2	—	227.8
Other foreign	659.1	—	20.7	679.8
Total goodwill - net	$8,544.6	$100.9	$20.7	$8,666.2
At December 31, 2020
United States	$3,399.8	$33.2	$—	$3,433.0
United Kingdom	1,328.3	15.1	—	1,343.4
Canada	492.9	—	—	492.9
Australia	462.1	11.5	—	473.6
New Zealand	221.9	10.7	—	232.6
Other foreign	148.6	—	2.9	151.5
Total goodwill - net	$6,053.6	$70.5	$2.9	$6,127.0

The changes in the carrying amount of goodwill for 2021 and 2020 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2019	$5,548.9	$66.6	$3.0	$5,618.5
Goodwill acquired during the year	359.6	—	—	359.6
Goodwill adjustments related to appraisals and other acquisition adjustments	29.8	1.7	—	31.5
Foreign currency translation adjustments during the year	115.3	2.2	(0.1)	117.4
Balance as of December 31, 2020	6,053.6	70.5	2.9	6,127.0
Goodwill acquired during the year	2,511.8	31.6	18.1	2,561.5
Goodwill adjustments related to appraisals and other acquisition adjustments	50.8	—	—	50.8
Goodwill written-off related to sales of business	(1.0)	—	—	(1.0)
Foreign currency translation adjustments during the year	(70.6)	(1.2)	(0.3)	(72.1)
Balance as of December 31, 2021	$8,544.6	$100.9	$20.7	$8,666.2

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2021	2020
Expiration lists	$6,696.8	$4,753.2
Accumulated amortization - expiration lists	(2,812.2)	(2,436.7)
	3,884.6	2,316.5
Non-compete agreements	76.0	75.9
Accumulated amortization - non-compete agreements	(62.8)	(57.8)
	13.2	18.1
Trade names	105.2	107.8
Accumulated amortization - trade names	(49.0)	(42.5)
	56.2	65.3
Net amortizable assets	$3,954.0	$2,399.9

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2022	$486.8
2023	461.6
2024	425.5
2025	385.6
2026	346.9
Thereafter	1,847.6
Total	$3,954.0

8.  Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	December 31,
	2021	2020
Senior Notes:
Semi-annual payments of interest, fixed rate of 2.40%, balloon due November 9, 2031	$400.0	$—
Semi-annual payments of interest, fixed rate of 3.50%, balloon due May 20, 2051	850.0	—
Semi-annual payments of interest, fixed rate of 3.05%, balloon due March 9, 2052	350.0	—
Total Senior Notes	1,600.0	—
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 5.18%, balloon due February 10, 2021	—	75.0
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	200.0	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	30.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	341.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	69.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	79.0
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100.0	—
Semi-annual payments of interest, fixed rate of 2.46%, balloon due May 5, 2036	75.0	—
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	56.0
Total Note Purchase Agreements	4,448.0	4,348.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires June 7, 2024	45.0	—
Premium Financing Debt Facility - expires September 15, 2023:
Facility B
AUD denominated tranche, interbank rates plus 1.200%	209.5	193.1
NZD denominated tranche, interbank rates plus 1.650%	6.8	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.680%	2.1	—
NZD denominated tranche, interbank rates plus 0.940%	10.0	10.5
Total Premium Financing Debt Facility	228.4	203.6
Total corporate and other debt	6,321.4	4,551.6
Less unamortized debt acquisition costs on Senior Notes and Note Purchase Agreements	(22.6)	—
Less unamortized discount on Bonds Payable	(15.2)	(7.0)
Net corporate and other debt	$6,283.6	$4,544.6

Senior Notes - On May 20, 2021, we closed and funded an offering of $1,500.0 million of unsecured senior notes in two tranches.  The $650.0 million aggregate principal amount of 2.50% Senior Notes were due 2031 (which we refer to as the 2031 May Notes) and the $850.0 million aggregate principal amount of 3.50% Senior Notes are due 2051 (which we refer to as the 2051 May Notes and together with the 2031 May Notes, the May Notes).  The weighted average interest rate is 3.31% per annum after giving effect to underwriting costs and the net hedge loss.  In 2018 and 2019, we entered into a pre-issuance interest rate hedging transaction related to these notes.  We realized a net cash loss of approximately $57.8 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over a ten year period.

The offering of the May Notes was made pursuant to a shelf registration statement filed with the SEC.  The relevant terms of the May Notes, the Indenture and the Officer’s Certificate are further described under the caption “Description of Notes” in the prospectus supplement dated May 13, 2021, filed with the SEC on May 17, 2021.

The 2031 May Notes had a special optional redemption whereby, we had the option to redeem the 2031 May Notes in whole and not in part, by providing notice of such redemption to the holders of the 2031 May Notes within 30 days following a Willis Tower Watson plc transaction termination event, at redemption price equal to 101% of the aggregate principal amount of the 2031 May Notes, plus any accrued and unpaid interest.  These notes were redeemed on August 13, 2021.  As a result of the redemption of this debt, we incurred a loss on extinguishment of debt $16.2 million, which included the redemption price premium of $6.5 million, which is presented in cash flows from financing activities, and the unamortized discount amount on the debt issuance and the write-off of all the debt acquisition costs of $9.7 million, which is presented in cash flows from operating activities.  The 2051 May Notes are not subject to the special optional redemption.  We used the net proceeds of the 2051 May Notes offering to fund a portion of the cash consideration payable in connection with the Willis Tower Watson plc treaty reinsurance transaction.

On November 9, 2021, we closed and funded an offering of $750.0 million of unsecured senior notes in two tranches.  The $400.0 million aggregate principal amount of 2.40% Senior Notes are due 2031 (which we refer to as the 2031 November Notes) and $350.0 million aggregate principal amount of 3.05% Senior Notes are due 2052 (which we refer to as the 2052 November Notes and together with the 2031 November Notes, the November Notes).  The weighted average interest rate is 2.80% per annum after giving effect to underwriting costs.  The November Notes were issued pursuant to an indenture, dated as of May 20, 2021, as modified and supplemented in respect of the November Notes by an Officers’ Certificate pursuant to the indenture, dated as of November 9, 2021.  The relevant terms of the November Notes, the indenture and the Officers’ Certificate are further described under the caption “Description of Notes” in the prospectus supplement filed with the SEC on November 3, 2021. We used the net proceeds of the November Notes this offering to fund a portion of the cash consideration payable in connection with the Willis Tower Watson plc treaty reinsurance transaction.

Note Purchase Agreements - On January 30, 2020, we closed and funded an offering of $575.0 million aggregate principal amount of fixed rate private placement unsecured senior notes. The weighted average maturity of these notes is 11.7 years and the weighted average interest rate is 4.23% per annum after giving effect to underwriting costs and the net hedge loss. In 2017 and 2018, we entered into pre-issuance interest rate hedging transactions related to these private placements.  We realized a net cash loss of approximately $8.9 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over a ten year period.

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants as of December 31, 2021.  The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants as of December 31, 2021.  The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross‑defaults to other agreements evidencing our indebtedness.

At December 31, 2021, $14.4 million of letters of credit (for which we had $18.3 million of liabilities recorded at December 31, 2021) were outstanding under the Credit Agreement.  See Note 17 to these consolidated financial statements for a discussion of the letters of credit.  There was $45.0 million of borrowings outstanding under the Credit Agreement at December 31, 2021.  Accordingly, at December 31, 2021, $1,140.6 million remained available for potential borrowings.

Premium Financing Debt Facility - On September 14, 2021, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries.  The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from September 15, 2022 to September 15, 2023, and increased the total commitment for the AU$ denominated tranche from AU$310.0 million to AU$360.0 million.  The Premium Financing Debt Facility is comprised of: (i) Facility B is separated into AU$310.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$50.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche.

The interest rates on Facility B are Interbank rates, which vary by tranche, duration and currency, plus a margin of 1.200% and 1.650% for the AU$ and NZ$ tranches, respectively.  The interest rates on Facilities C and D are 30 day Interbank rates, plus a margin of 0.680% and 0.940% for the AU$ and NZ$ tranches, respectively.  The annual fee for Facility B is 0.54% and 0.7425% for the undrawn commitments for the AU$ and NZ$ tranches, respectively.  The annual fee for Facility C is 0.62% and for Facility D is 0.86% of the total commitments of the facilities.

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios.  We were in compliance with these covenants as of December 31, 2021.  The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness.  Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At December 31, 2021, AU$292.0 million and NZ$10.0 million of borrowings were outstanding under Facility B, AU$3.0 million of borrowings outstanding under Facility C and NZ$14.7 million of borrowings were outstanding under Facility D, which in aggregate amount to US$228.4 million of borrowings under the Premium Finance Debt Facility.  Accordingly, as of December 31, 2021, AU$18.0 million and NZ$15.0 million remained available for potential borrowing under Facility B, and AU$47.0 million and NZ$0.3 million under Facilities C and D, respectively.

See Note 17 to these 2021 consolidated financial statements for additional discussion on our contractual obligations and commitments as of December 31, 2021.

The aggregate estimated fair value of the $6,048.0 million in debt under our various senior notes and note purchase agreements at December 31, 2021 was $6,390.1 million due to the long-term duration and fixed interest rates associated with these debt obligations.  No active or observable market exists for our private long-term debt.  Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount.  The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts.  Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt.  The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time.  The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today.  An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated.  The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index.  This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate.  For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.  The estimated fair value of the $45.0 million of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates.  The estimated fair value of the $228.4 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

9.  Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net earnings attributable to controlling interests	$906.8	$818.8	$668.8
Weighted average number of common shares outstanding	202.7	191.0	186.0
Dilutive effect of stock options using the treasury stock method	4.6	4.0	4.1
Weighted average number of common and common equivalent shares outstanding	207.3	195.0	190.1
Basic net earnings per share	$4.47	$4.29	$3.60
Diluted net earnings per share	$4.37	$4.20	$3.52

Anti-dilutive stock-based awards of 1.3 million, 1.0 million and 1.0 million shares were outstanding at December 31, 2021, 2020 and 2019, respectively, but were excluded in the computation of the dilutive effect of stock‑based awards for the year then ended.  These stock-based awards were excluded from the computation because the exercise prices on these stock-based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 1.8 million as of December 31, 2021.

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

On March 16, 2021, the compensation committee granted 1,640,000 options under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2024, 2025 and 2026, respectively.

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

The 2021, 2020 and 2019 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment.  For our executive officers age 55 or older, stock options awarded in 2021, 2020 and 2019 are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During 2021, 2020 and 2019, we recognized $17.5 million, $13.6 million and $14.0 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2021, 2020 and 2019, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period.  We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	1.5%	2.1%	1.7%
Expected risk-free interest rate	0.9%	0.7%	2.5%
Volatility	22.9%	17.3%	15.6%
Expected life (in years)	5.4	5.4	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  The weighted average fair value per option for all options granted during 2021, 2020 and 2019, as determined on the grant date using the Black-Scholes option pricing model, was $23.38, $9.99 and $10.71, respectively.

The following is a summary of our stock option activity and related information for 2021 and 2020 (in millions, except exercise price and year data):

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Year Ended December 31, 2021
Beginning balance	7.5	$65.09
Granted	1.6	127.90
Exercised	(1.4)	49.10
Forfeited or canceled	(0.2)	88.84
Ending balance	7.5	$81.30	3.90	$666.3
Exercisable at end of year	2.1	$51.46	1.57	$242.3
Ending unvested and expected to vest	5.1	$91.56	4.72	$401.7
Year Ended December 31, 2020
Beginning balance	7.9	$56.40
Granted	1.6	86.17
Exercised	(1.8)	45.80
Forfeited or canceled	(0.2)	65.87
Ending balance	7.5	$65.09	3.86	$437.9
Exercisable at end of year	1.9	$47.17	1.83	$147.2
Ending unvested and expected to vest	5.3	$70.74	4.51	$278.1

Options with respect to 9.5 million shares (less any shares of restricted stock issued under the LTIP - see Note 12 to these consolidated financial statements) were available for grant under the LTIP at December 31, 2021.

The total intrinsic value of options exercised during 2021, 2020 and 2019 amounted to $127.4 million, $106.4 million and $77.9 million, respectively.  As of December 31, 2021, we had approximately $47.1 million of total unrecognized compensation expense related to nonvested options.  We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2021 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$43.71	$—	$43.71	$0.8	$1.21	$43.71	$0.8	$43.71
46.17	—	46.17	0.4	0.19	46.17	0.4	46.17
49.55	—	56.86	1.0	2.21	56.83	0.6	56.81
70.74	—	70.74	1.0	3.20	70.74	0.3	70.74
79.59	—	79.59	1.2	4.20	79.59	—	79.59
86.17	—	86.17	1.5	5.20	86.17	—	86.17
127.90	—	127.90	1.6	6.21	127.90	—	—
$43.71	$—	$127.90	$7.5	$3.90	$81.30	$2.1	$51.46

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

In the first quarter of each of 2021, 2020 and 2019, the compensation committee approved $17.0 million, $14.1 million and $10.1 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2021, 2020 and 2019.  We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2021, 2020 and 2019 awards. During 2021, 2020 and 2019, we charged $14.1 million, $12.2 million and $9.8 million, respectively, to compensation expense related to these awards.

In 2021, 2020 and 2019, the compensation committee approved $3.2 million $1.8 million and $2.6 million, respectively, of awards under the sub‑plans referred to above, which were contributed to the rabbi trust in first quarter 2021, 2020 and 2019, respectively.  During 2021, 2020 and 2019, we charged $2.3 million, $1.9 million and $2.4 million, respectively, to compensation expense related to these awards.  There was $0.5 million of distributions from the sub-plans during 2019.  There were no distributions from the sub-plans during 2021 and 2020.

At December 31, 2021 and 2020, we recorded $67.4 million (related to 2.7 million shares) and $60.5 million (related to 2.6 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet.  The total intrinsic value of our unvested equity based awards under the plan at December 31, 2021 and 2020 was $451.0 million and $327.8 million, respectively.  During 2021, 2020 and 2019, cash and equity awards with an aggregate fair value of $19.1 million, $41.2 million and $3.1 million, respectively, were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards.  Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections.  In the first quarter of each of 2021, 2020 and 2019, the compensation committee approved $7.2 million, $3.0 million and $2.4 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in second quarters of 2021, 2020 and 2019, respectively.  In addition, the compensation committee approved $7.7 million and $1.6 million of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the second and third quarters of 2019, respectively.  During 2021, 2020 and 2019 we charged $9.6 million, $6.9 million and $5.2 million to compensation expense related to these awards.  There was $6.7 million, $3.2 million and $2.5 million of distributions from the DCPP during 2021, 2020 and 2019, respectively.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award.  Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company.  The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million.  At December 31, 2021, 1.8 million shares were available for grant under the LTIP for such awards.

In 2021, 2020 and 2019, we granted 326,584, 422,610 and, 414,700 restricted stock units, respectively, to employees under the LTIP and 2014 LTIP, with an aggregate fair value of $40.1 million, $34.9 million and $31.8 million, respectively, at the date of grant.

The 2021, 2020 and 2019 restricted stock units vest as follows: 314,000 units granted in first quarter 2021, 405,870 units granted in first quarter 2020 and 399,900 units granted in first quarter 2019 vest in full based on continued employment through March 16, 2026, March 12, 2025 and March 14, 2024, respectively, while the other 2021, 2020 and 2019 restricted stock unit awards generally vest in full based on continued employment through the vesting period on the anniversary date of the grant.  For certain of our executive officers age 55 or older, restricted stock units awarded in 2021, 2020 and 2019 are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

The vesting periods of the 2021, 2020 and 2019 restricted stock unit awards are as follows (in actual shares):

	Restricted Stock Units Granted
Vesting Period	2021	2020	2019
One year	10,105	16,740	14,800
Two years	2,105	8,870	12,000
Five years	314,374	397,000	387,900
Total shares granted	326,584	422,610	414,700

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants.  Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements.  During 2021, 2020, and 2019, we charged $26.7 million, $23.0 million and $20.1 million, respectively, to compensation expense related to restricted stock awards granted in 2010 through 2021.  The total intrinsic value of unvested restricted stock at December 31, 2021 and 2020 was $331.8 million and $243.4 million, respectively.  During 2021 and 2020, equity awards (including accrued dividends) with an aggregate fair value of $48.9 million and $30.8 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 16, 2021, March 12, 2020 and March 14, 2019, pursuant to the LTIP, the compensation committee approved 67,000, 82,500 and 73,600, respectively of provisional performance share awards, with an aggregate fair value of $8.6 million, $7.1 million and $5.8 million, respectively, for future grants to our officers and key employees.  Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved.  At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in the 2021 Proxy Statement).  Earned shares for the 2021, 2020 and 2019 provisional awards will fully vest based on continuous employment through March 16, 2024, March 12, 2023 and March 14, 2022, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable thereafter.  The 2021, 2020 and 2019 awards are subject to a three-year performance period that begins on January 1, 2021, 2020 and 2019, respectively, and vest on the three-year anniversary of the date of grant (March 16, 2024, March 12, 2023 and March 14, 2022).  For certain of our executive officers age 55 or older, awards granted are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. During 2021, 2020 and 2019, we recognized $15.9 million, $16.2 million and $8.5 million, respectively, to compensation expense related to performance share awards granted in 2017 thru 2021.  The total intrinsic value of unvested performance share awards at December 31, 2021 and 2020 was $64.3 million and $39.1 million.  During 2021, 2020 and 2019, equity awards (including accrued dividends) with an aggregate fair value of $19.1 million, $12.5 million and $5.7 million was vested and distributed to employees under this plan.

Cash Awards

On March 16, 2021, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $18.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (147,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant.  At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITDAC growth achieved (as defined in the Program).  At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee.  Granted units for the 2021 provisional award will fully vest based on continuous employment through January 1, 2024.  The ultimate award value will be equal to the trailing twelve month price of our common stock on December 31, 2023, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date.  The fair value of the awarded units will be paid out in cash as soon as practicable in 2024.  If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.  We did not recognize any compensation expense during the year ended December 31, 2021 related to the 2021 provisional award under the Program.  Based on company performance for 2021, we expect to grant 143,000 units under the Program in first quarter 2022 that will fully vest on January 1, 2024.

On March 12, 2020, pursuant to the Program, the compensation committee approved provisional cash awards of $18.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (213,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2020 provisional award were similar to the terms of the 2021 provisional awards.  Based on our performance for 2020, we granted 208,000 units under the Program in first quarter 2021 that will fully vest on January 1, 2023.  During 2021 we charged $12.6 million to compensation expense related to these awards.  We did not recognize any compensation expense during 2020 related to the 2020 provisional award under the Program.

On March 14, 2019, pursuant to the Program, the compensation committee approved provisional cash awards of $16.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (206,800 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2019 provisional award were similar to the terms of the 2020 provisional awards.  Based on our performance for 2019, we granted 200,000 units under the Program in first quarter 2020 that will fully vest on January 1, 2022.  During 2021 and 2020, we charged $11.5 million and $10.6 million, respectively, to compensation expense related to these awards.  We did not recognize any compensation expense during 2019 related to the 2019 provisional award under the Program.

On March 15, 2018, pursuant to the Program, the compensation committee approved provisional cash awards of $15.0 million in the aggregate for future grants to our officers and key employees that are denominated in units (219,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved.  Terms of the 2018 provisional award were similar to the terms of the 2019 provisional awards.  Based on our performance for 2018, we granted 190,000 units under the Program in first quarter 2019 that fully vested on January 1, 2021.  During 2020 and 2019, we charged $9.9 million and $8.9 million, respectively, to compensation expense related to these awards.  We did not recognize any compensation expense during 2018 related to the 2018 provisional award under the Program.

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

During 2021, cash awards related to the 2018 provisional awards with an aggregate fair value of $17.7 million (176,300 units in the aggregate) were vested and distributed to employees under the Program.  During 2020, cash awards related to the 2017 provisional award with an aggregate value of $18.9 million (221,600 units in the aggregate) were vested and distributed to employees under the Program.  During 2019, cash awards related to the 2016 provisional awards with an aggregate fair value of $22.4 million (341,000 units in the aggregate) were vested and distributed to employees under the Program.

13.  Retirement Plans

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment.  Benefits under the plan were based on years of service and salary history.  In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005.  Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2021 and 2020.  In the table below, the service cost component represents plan administration costs that are incurred directly by the plan.  A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2021	2020
Change in pension benefit obligation:
Benefit obligation at beginning of year	$290.6	$274.4
Service cost	0.5	0.8
Interest cost	6.4	8.0
Net actuarial (gain) loss	(2.8)	22.6
Benefits paid	(15.3)	(15.2)
Benefit obligation at end of year	$279.4	$290.6
Change in plan assets:
Fair value of plan assets at beginning of year	$262.8	$243.7
Actual return on plan assets	34.8	34.3
Contributions by the company	—	—
Benefits paid	(15.3)	(15.2)
Fair value of plan assets at end of year	$282.3	$262.8
Funded status of the plan (underfunded)	$2.9	$(27.8)
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent assets (liabilities) - accrued benefit liability	$2.9	$(27.8)
Accumulated other comprehensive income	42.5	68.3
Net amount included in retained earnings	$45.4	$40.5

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in earnings and other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Net periodic pension cost:
Service cost	$0.5	$0.8	$1.6
Interest cost on benefit obligation	6.4	8.0	9.8
Expected return on plan assets	(17.7)	(16.4)	(14.8)
Amortization of net loss	5.9	6.2	7.0
Net periodic benefit (income) cost	(4.9)	(1.4)	3.6
Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net (gain) loss incurred	(19.9)	4.7	0.8
Amortization of net loss	(5.9)	(6.2)	(7.0)
Total recognized in other comprehensive loss	(25.8)	(1.5)	(6.2)
Total recognized in net periodic pension cost and other comprehensive loss	$(30.7)	$(2.9)	$(2.6)

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2021	2020
Discount rate	2.50%	2.25%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2021	2020	2019
Discount rate	2.25%	3.00%	4.00%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

The following benefit payments are expected to be paid by the plan (in millions):

2022	$16.7
2023	16.8
2024	17.0
2025	17.2
2026	17.2
2027 to 2031	83.0

The following is a summary of the plan’s weighted average asset at December 31 by asset category:

	December 31,
Asset Category	2021	2020
Equity securities	60.0%	63.0%
Debt securities	32.0%	30.0%
Real estate	8.0%	7.0%
Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life underwriting enterprises.  The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards.  The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2021 and 2020.  The return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2021	2020
Level 1	$—	$—
Level 2	158.1	141.8
Level 3	124.2	121.0
Total fair value	$282.3	$262.8

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

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2021	2020
Fair value at January 1	$121.0	$107.9
Settlements	(15.2)	(2.7)
Unrealized gain	18.4	15.8
Fair value at December 31	$124.2	$121.0

We were not required under the IRC to make any minimum contributions to the plan for each of the 2021, 2020 and 2019 plan years.  This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding.  During 2021, 2020 and 2019 we did not make discretionary contributions to the plan.

We also have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Beginning in 2021, the amount matched by the company will be discretionary and annually determined by management.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document.  Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock.  We expensed (net of plan forfeitures) $65.7 million, $63.6 million and $59.4 million related to the plan in 2021, 2020 and 2019, respectively.  Our board of directors authorized the use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we funded in February 2021.  During 2021, our board of directors authorized a 5.0% employer match on eligible compensation to the 401(k) plan for the 2021 plan year and the possible use of common stock to fund our 2021 employer matching contributions, which is expected to be funded in February 2022.

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to IRS rules, cannot take full advantage of our matching contributions under the 401(k) plan.  The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date.  Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. Matching contributions can be funded in cash or company stock.  Our board of directors has authorized the use of common stock to fund our 2021 employer matching contributions to the plan, which we plan to do in February 2022.  We expensed $8.7 million, $7.8 million and $7.1 million related to contributions made to a rabbi trust maintained under the plan in 2021, 2020 and 2019, respectively. Our board of directors authorized the use of common stock to fund our 2020 employer matching contributions to the plan, which we funded in February 2021.  During 2021, our board of directors authorized a 5.0% employer match on eligible compensation to the plan for the 2021 plan year and the possible use of common stock to fund our 2021 employer matching contributions, which is expected to be funded in February 2022.  The fair value of the assets in the plan’s rabbi trust at December 31, 2021 and 2020, including employee contributions and investment earnings, was $606.6 million and $497.3 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation.  In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation.  Net expense for foreign retirement plans amounted to $51.8 million, $44.3 million and $39.8 million in 2021, 2020 and 2019, respectively.

14.  Investments

The following is a summary of our investments included in other noncurrent assets in the consolidated balance sheet (in millions):

	December 31,
	2021		2020
	Assets	Funding commitments	Assets
Chem-Mod LLC	$—	$—	$4.0
Chem-Mod International LLC	—	—	2.0
Clean-coal investments:
Non controlling interest in a limited liability
company that owns one 2011 Era Clean Coal Plant	—	—	0.1
Controlling interest in limited liability companies
that own twenty 2011 Era Clean Coal Plants	—	—	12.4
Other investments	5.5	0.5	3.9
Total investments	$5.5	$0.5	$22.4

Chem-Mod LLC - At December 31, 2021, we held a 46.5% controlling interest in Chem-Mod LLC.  Chem‑Mod LLC possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal.  The refined coal production plants discussed below, as well as those owned by other unrelated parties, license and use Chem-Mod LLC’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem‑Mod™ Solution uses a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

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

Chem-Mod LLC is determined to be a variable interest entity (which we refer to as a VIE).  We are the manager (decision maker) of Chem‑Mod LLC and therefore consolidate its operations into our consolidated financial statements. At December 31, 2021, total assets and total liabilities of this VIE included in our consolidated balance sheet were $19.4 million and $1.1 million, respectively.  At December 31, 2020, total assets and total liabilities of this VIE included in our consolidated balance sheet were $19.0 million and $4.4 million, respectively. For 2021, total revenues and expenses were $82.7 million and $14.5 million, respectively.  For 2020, total revenues and expenses were $74.3 million and $10.6 million, respectively.  We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At December 31, 2021, we held a 31.5% noncontrolling ownership interest in Chem-Mod International LLC. Chem-Mod International LLC has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada.  Such marketing activity has been limited to date.

C-Quest Technology LLC and C-Quest Technologies International LLC (which we refer together as C-Quest) - At December 31, 2021, we held a noncontrolling 12% interest in C-Quest’s global entities. C‑Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C‑Quest’s operations have been limited to laboratory testing.  C-Quest is determined to be a VIE, but we do not consolidate this investment into our consolidated financial statements because we are not the primary beneficiary or decision maker.

Clean Coal Investments -

•

We have investments in limited liability companies that own 35 refined coal production plants which produce refined coal using proprietary technologies owned by Chem-Mod LLC.  We believe the production and sale of refined coal at these plants was qualified to receive refined coal tax credits under IRC Section 45.  The 14 plants placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) were eligible to receive tax credits through 2019 and the 21 plants placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) were eligible to receive tax credits through 2021.

•	As of December 31, 2021:
o	Twenty-one of the plants had long-term production contracts that ended on or before December 31, 2021.
o

We have a noncontrolling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC).  We have determined that this LLC is a VIE, for which we are not the primary beneficiary and therefore do not consolidate it.  At December 31, 2021, total assets and total liabilities of this VIE were $41.7 million and $41.7 million, respectively.  For 2021, total revenues and expenses of this VIE were $86.1 million and $104.6 million, respectively.

•

We and our co-investors each fund our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages.  Other than our portion of the on-going operational funding, there are no additional amounts that we are committed to related to funding these investments.

Other Investments - At December 31, 2021, we owned a noncontrolling, minority interest in one startup venture totaling $1.6 million, four venture capital funds totaling $3.9 million and seven certified low-income housing developments with zero carrying value.  The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations.  At December 31, 2021, total assets and total liabilities of these VIEs were approximately $4.8 million and $0.5 million, respectively.

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

The components of lease expense are as follows (in millions):

	Statement of Earnings	Year ended
Lease Components	Classification	December 31, 2021
Operating lease expense	Operating expense	$127.5
Variable lease expense	Operating expense	20.6
Sublease income	Investment income	(1.3)
Total net lease expense		$146.8

Variable lease cost consist primarily of common-area and other maintenance costs for our lease facilities, as well as variable lease payments related to indexed and/or market adjustments.  Our sublease income derives primarily from a few office lease arrangements and we have no significant sublease losses.

Year ended
Supplemental Cash Flow Information Related to Leases (in millions)	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$120.1
Right-of-use assets obtained in exchange for new operating lease liabilities	$87.0

We present all noncash transactions related to adjustments to the lease liability or right-of-use asset as noncash transactions.  This includes all noncash charges related to any modification or reassessment events triggering remeasurement.

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

Lease Components	Balance Sheet Classification	December 31, 2021
Lease right-of-use assets	Right-of-use assets	$358.6
Other current lease liabilities	Accrued compensation and other current liabilities	82.7
Lease liabilities	Lease liabilities - noncurrent	309.3
Total lease liabilities		$392.0
Weighted-average remaining lease term, years		5.4
Weighted-average discount rate		3.2%

Maturities of operating lease liabilities for each of the next five years and thereafter are as follows (in millions):

2022	$101.6
2023	94.5
2024	67.9
2025	51.4
2026	39.0
Thereafter	77.3
Total lease payments	431.7
Less interest	(39.7)
Total	$392.0

Our leases have remaining lease terms of 0.1 years to 14.9 years, some of which may include options to extend the leases for up to 20.0 years and some of which may include options to terminate the leases.

As of December 31, 2021, we had $12.0 million of additional leases that have not yet commenced.  These leases will commence in 2022 with lease terms of 0.5 years to 10 years.

16.  Derivatives and Hedging Activity

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

We have not received or pledged any collateral related to derivative arrangements at December 31, 2021.

The notional and fair values of derivatives designated as hedging instruments are as follows at December 31, 2021 and 2020 (in millions):

		Derivative Assets		Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At December 31, 2021
Interest rate contracts	$1,000.0	Other current assets	$4.8	Accrued compensation and	$1.3
		Other noncurrent assets	3.4	other current liabilities
				Other noncurrent liabilities	11.5
Foreign exchange contracts (1)	17.3	Other current assets	4.3	Accrued compensation and	1.3
				other current liabilities
		Other noncurrent assets	4.3	Other noncurrent liabilities	7.2
Total	$1,017.3		$16.8		$21.3
At December 31, 2020
Interest rate contracts	$550.0	Other current assets	$—	Accrued compensation and	$54.5
		Other noncurrent assets	—	other current liabilities
				Other noncurrent liabilities	10.9
Foreign exchange contracts (1)	48.6	Other current assets	5.9	Accrued compensation and	0.6
				other current liabilities
		Other noncurrent assets	7.8	Other noncurrent liabilities	3.3
Total	$598.6		$13.7		$69.3

(1)

Included within foreign exchange contracts at December 31, 2021 were $483.8 million of call options offset with $483.8 million of put options, and $10.5 million of buy forwards offset with $27.9 million of sell forwards.  Included within foreign exchange contracts at December 31, 2020 were $354.7 million of call options offset with $354.7 million of put options, and $9.0 million of buy forwards offset with $57.6 million of sell forwards.

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

The effect of cash flow hedge accounting on accumulated other comprehensive loss were as follows (in millions):

Instrument	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (1)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Recognized in Earnings Related to Amount Excluded from Effectiveness Testing	Statement of Earnings Classification
Year ended December 31, 2021
Interest rate contracts	$35.8	$(1.1)	$—	Interest expense
Foreign exchange contracts	(13.5)	(3.3)	—	Commission revenue
		(0.8)	1.0	Compensation expense
		(0.6)	0.7	Operating expense
Total	$22.3	$(5.8)	$1.7
Year ended December 31, 2020
Interest rate contracts	$(92.5)	$(1.1)	$—	Interest expense
Foreign exchange contracts	(4.6)	(2.4)	(0.4)	Commission revenue
		(1.6)	1.6	Compensation expense
		(1.2)	1.1	Operating expense
Total	$(97.1)	$(6.3)	$2.3

(1)	During 2021, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of $1.2 million.

We estimate that approximately $8.7 million of pretax loss currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

17.  Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments.  See Notes 8 and 14 to these consolidated financial statements for additional discussion of these obligations and commitments.  Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at December 31, 2021 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$1,600.0	$1,600.0
Note purchase agreements	200.0	250.0	475.0	200.0	640.0	2,683.0	4,448.0
Credit Agreement	45.0	—	—	—	—	—	45.0
Premium Financing Debt Facility	228.4	—	—	—	—	—	228.4
Interest on debt	236.5	229.0	212.3	197.7	178.8	1,568.5	2,622.8
Total debt obligations	709.9	479.0	687.3	397.7	818.8	5,851.5	8,944.2
Operating lease obligations	101.6	94.5	67.9	51.4	39.0	77.3	431.7
Less sublease arrangements	(0.8)	(0.6)	(0.3)	(0.3)	(0.2)	(0.3)	(2.5)
Outstanding purchase obligations	71.5	60.7	38.1	30.4	11.2	26.2	238.1
Total contractual obligations	$882.2	$633.6	$793.0	$479.2	$868.8	$5,954.7	$9,611.5

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

Senior Notes, Note Purchase Agreements, Credit Agreement and Premium Financing Debt Facility - See Note 8 to these consolidated financial statements for a summary the amounts outstanding under the Senior Notes, Note purchase agreements, the Credit Agreement and Premium Financing Debt Facility.

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located in a building we own at 2850 Golf Road, Rolling Meadows, Illinois, where we have approximately 360,000 square feet of space and will accommodate approximately 2,000 employees at peak pre-pandemic capacity. Relating to the development of our corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as EDGE) tax credit.  Incentives from these two programs could total between $60.0 million and $90.0 million over a fifteen-year period.  We have earned approximately $32.6 million of EDGE credits from inception in 2017 through December 31, 2021.

We generally operate in leased premises at our other locations.  Certain of these leases have options permitting renewals for additional periods.  In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $153.4 million in 2021, $154.0 million in 2020 and $148.1 million in 2019.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time.  The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2021. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2021 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2022	2023	2024	2025	2026	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$17.0	$17.0
Financial guarantees	1.3	1.4	2.0	0.2	0.1	0.1	5.1
Funding commitments	0.5	—	—	—	—	—	0.5
Total commitments	$1.8	$1.4	$2.0	$0.2	$0.1	$17.1	$22.6

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

Substantially all of the purchase agreements related to these acquisitions we do contain provisions for potential earnout obligations.  For all of our acquisitions made in the period from 2017 to 2021 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition.  The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date.  The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,873.9 million, of which $988.5 million was recorded in our consolidated balance sheet as of December 31, 2021 based on the estimated fair value of the expected future payments to be made, of which approximately $670.3 million can be settled in cash or stock at our option and $318.2 million must be settled in cash.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation.  As a result, these investments are accounted for under the equity method.  None of these unconsolidated investments had any outstanding debt at December 31, 2021 and 2020 that was recourse to us.

At December 31, 2021, we had posted two letters of credit totaling $9.4 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $18.3 million.  We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations.  At December 31, 2021, we had posted eight letters of credit totaling $6.1 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.9 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and two letter of credit totaling $0.6 million as security deposits for leases from acquisitions.  These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2021 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to Us	Maximum Exposure	Liability Recorded
Other investments
Funding commitment to an equity investment - to be funded in 2022	None	None	$0.5	$—
Trigger - Agreed conditions met
Other
Credit support under letters of credit (LOC) for deductibles due by us on our own insurance coverages - expires after 2026	None	None	9.4	18.3
Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on our behalf
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires after 2026	None	Reimbursement of LOC fees	6.1	—
Trigger - Dissolution or catastrophic financial results of the operation
Collateral related to claims funds held in a fiduciary capacity by a recent acquisition - expires 2022	None	None	0.9	—
Trigger - Claim payments are not made
Credit support under letters of credit in lieu of security deposits for two leases from acquisitions - expires after 2023 and 2026	None	None	0.6	—
Trigger - Lease payments do not get made
Financial guarantees of loans to 5 Canadian-based employees - expires when loan balances are reduced to zero through May 2029 - Principal and interest are paid quarterly	(1)	None	1.0	—
Trigger - Default on loan payments
Financial guarantee of external loan to subsidiary in Chile - expires when loan balance is reduced to zero through July 2024 - Principal and interest are paid quarterly	None	None	4.1	—
Trigger - Default on loan payments
			$22.6	$18.3

(1)	The guarantees are collateralized by shares in minority holdings of our Canadian operating companies.

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

As previously disclosed, our IRC 831(b) (or “micro-captive”) advisory services businesses has been under audit by the IRS since 2013.  Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations.  Additionally, the IRS is conducting a criminal investigation related to IRC 831(b) micro-captive underwriting enterprises.  We have been advised that we are not a target of the criminal investigation.  We are fully cooperating with both matters.  We are not able to reasonably estimate the ultimate amount of any potential loss in connection with these matters, we do not expect any loss to be material to our consolidated financial statements.

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business.  Currently we retain the first $15.0 million of every E&O claim up to $15.0 million.  In addition, we retain, in aggregate: up to another $2.0 million between $15.0 million and $100.0 million, plus up to another $20.0 million between $100.0 million and $225.0 million, and up to another $10.0 million between $225.0 million and $365.0 million.  We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured.  We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future.  Our E&O reserve in the December 31, 2021 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $3.7 million and below the upper end of the actuarial range by $5.8 million.  In addition to this E&O reserve, in 2021, we established provisions for potential unusual pandemic related claim defense and other costs.  We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity.  Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29.  We recorded tax benefits in connection with our ownership in these investments.  At December 31, 2021, we had exposure on $108.0 million of previously earned tax credits.  Under the TCJA, a portion of these previously earned tax credits were refunded in 2019 for tax year 2018, according to a specific formula.  Under the Coronavirus Act, Relief, and Economic Security Act (the CARES Act), which was passed on March 27, 2020, we accelerated the refund of all remaining credits on April 17, 2020, and the remaining credits were refunded to us in the second quarter of 2020.  In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS.  However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our December 31, 2021 consolidated balance sheet related to this exposure.

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

Reconciliations of direct to net premiums, on a written and earned basis, for 2021, 2020 and 2019 related to the wholly-owned underwriting enterprise subsidiary discussed above are as follows (in millions):

	2021		2020		2019
	Written	Earned	Written	Earned	Written	Earned
Direct	$30.9	$35.9	$37.7	$40.7	$44.6	$59.1
Assumed	0.2	0.2	0.1	0.9	1.0	1.9
Ceded	(31.1)	(36.1)	(37.8)	(41.6)	(45.6)	(61.0)
Net	$—	$—	$—	$—	$—	$—

At December 31, 2021 and 2020, our underwriting enterprise subsidiary had reinsurance recoverables of $28.0 million and $48.5 million, respectively, related to liabilities established for ceded unearned premium reserves and loss and loss adjustment expense reserves.  These reinsurance recoverables relate to direct and assumed business that has been fully ceded to our reinsurers or captives and have been included in premiums and fees receivables in the accompanying consolidated balance sheet.

19.  Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions.  Earnings before income taxes in the table below include the impact of intercompany interest expense between domestic and foreign legal entities.  Domestic intercompany interest income and offsetting foreign intercompany interest expense were $21.9 million in 2021, $24.0 million in 2020 and $40.1 million in 2019.  Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Earnings before income taxes:
United States	$593.0	$524.4	$388.4

Foreign, principally Australia, Canada, New Zealand and the U.K.	382.1	346.5	237.7
Total earnings before income taxes	$975.1	$870.9	$626.1
Provision (benefit) for income taxes:
Federal:
Current	$44.6	$43.6	$3.8
Deferred	(151.6)	(112.4)	(142.5)
	(107.0)	(68.8)	(138.7)
State and local:
Current	50.6	36.6	11.1
Deferred	(11.6)	(19.3)	(6.0)
	39.0	17.3	5.1
Foreign:
Current	108.8	94.6	66.6
Deferred	(20.7)	(30.3)	(22.7)
	88.1	64.3	43.9
Total provision (benefit) for income taxes	$20.1	$12.8	$(89.7)

A reconciliation of the provision for income taxes with the U.S. federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2021		2020		2019
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$204.8	21.0	$182.9	21.0	$131.5	21.0
State income taxes - net of federal benefit	30.7	3.2	22.2	2.6	4.4	0.7
Differences related to non U.S. operations	(8.7)	(0.9)	(2.5)	(0.3)	(10.1)	(1.6)
Alternative energy and other tax credits	(199.0)	(20.4)	(154.3)	(17.7)	(196.1)	(31.3)
Other permanent differences	(3.5)	(0.4)	(15.7)	(1.8)	(7.6)	(1.2)
Stock-based compensation	(40.0)	(4.1)	(31.4)	(3.6)	(16.2)	(2.6)
Changes in unrecognized tax benefits	0.8	0.1	—	—	0.8	0.1
Change in valuation allowance	26.4	2.7	6.5	0.7	7.5	1.2
Change in tax rates	8.6	0.9	5.5	0.6	(3.7)	(0.6)
Other	—	—	(0.4)	—	(0.2)	—
Provision (benefit) for income taxes	$20.1	$2.1	$12.8	$1.5	$(89.7)	$(14.3)

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2021	2020
Gross unrecognized tax benefits at January 1	$11.2	$11.5
Increases in tax positions for current year	2.5	2.9
Settlements	—	(1.1)
Lapse in statute of limitations	(1.6)	(1.2)
Increases in tax positions for prior years	0.1	0.2
Decreases in tax positions for prior years	(0.5)	(1.1)
Gross unrecognized tax benefits at December 31	$11.7	$11.2

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $10.0 million and $9.5 million at December 31, 2021 and 2020, respectively.  We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes.  At December 31, 2021 and 2020, we had accrued interest and penalties related to unrecognized tax benefits of $3.3 million and $3.0 million, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions.  We are routinely examined by tax authorities in these jurisdictions.  At December 31, 2021, our corporate returns had been examined by the IRS through calendar year 2010.  The IRS is currently conducting various examinations of calendar years 2011 and 2012.  In addition, a number of foreign, state, local and partnership examinations for later years are currently ongoing. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months.  However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$1,074.0	$998.0
Accrued and unfunded compensation and employee benefits	265.6	239.9
Amortizable intangible assets	92.7	61.3
Compensation expense related to stock options	5.8	14.4
Accrued liabilities	112.1	65.7
Accrued pension liability	1.5	9.3
Investments	3.1	1.3
Net operating loss carryforwards	32.7	36.1
Capital loss carryforwards	8.9	9.0
Revenue recognition	3.7	—
Lease liabilities	106.4	96.3
Hedging instruments	27.3	34.6
Other	5.0	2.8
Total deferred tax assets	1,738.8	1,568.7
Valuation allowance for deferred tax assets	(154.9)	(94.9)
Deferred tax assets	1,583.9	1,473.8
Deferred tax liabilities:
Nondeductible amortizable intangible assets	394.7	316.9
Investment-related partnerships	4.6	8.5
Depreciable fixed assets	16.2	32.4
Right-of-use assets	96.9	92.2
Revenue recognition	—	33.1
Other prepaid items	8.8	12.0
Total deferred tax liabilities	521.2	495.1
Net deferred tax assets	$1,062.7	$978.7

At December 31, 2021 and 2020, $165.7 million and $106.9 million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet.  AMT credits have been utilized or refunded in 2020, due to the CARES Act legislation, general business and other tax credits of $1,057.3  million begin to expire, if not utilized, in 2034 and state credits, net of federal benefit, of $16.7 million expire, if not used, by 2026.  Net operating loss carryforwards of $32.7 million, related to federal, state and foreign begin to expire, if not utilized in 2023.  We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future.  Accordingly, we expect to make full use of the net deferred tax assets.  Valuation allowances have been established for certain foreign intangible assets (including nondeductible amortization and earnout payable expenses) and various net operating loss carryforwards that may not be utilized in the future.

We have not provided for state or withholding income taxes on the undistributed earnings of $806.0 million and $658.9 million at December 31, 2021 and 2020, respectively, of foreign subsidiaries which are considered permanently invested outside of the U.S.  The amount of unrecognized deferred tax liability on these undistributed earnings was not material at December 31, 2021 and 2020.  There are only select jurisdictions for which the company regards the undistributed earnings as no longer permanently reinvested.  We have recognized the deferred tax liability associated with these undistributed earnings during 2021, however, such liability was also not material.

Current U.S. tax law requires U.S. shareholders to include in income certain “global intangible low-taxed income” (which we refer to as GILTI) beginning in 2018.  Our policy is to include the GILTI income in the future period when the tax arises and we recorded income tax expense on such income in 2021, 2020 and 2019.  Current U.S. tax law includes the U.S. Base Erosion and Anti-Abuse Tax (which we refer to as BEAT) beginning in 2018.  Based on our analysis, we determined that our base erosion payments do not exceed the threshold for applicability for the years in 2021, 2020 and 2019, and we do not currently anticipate any significant long-term impact from the BEAT in our provision for income taxes in future periods.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic.  The CARES Act contains several significant business tax provisions that could affect a company’s accounting for income taxes.  See discussion of the various impacts of the CARES Act below.

Deferred Income Taxes - The CARES Act amends Section 53(e) of the TCJA so that all prior year minimum tax credits are available for refund for the first taxable year of a corporation beginning in 2018.  We have adjusted the deferred tax asset classification of the remaining AMT credits as a result of the AMT credit acceleration.  All remaining AMT credits were utilized as part of our 2019 federal income tax return and refunded in 2020.  The CARES Act also delayed certain payroll taxes until the years 2021 and 2022.  At December 31, 2021 and 2020, $6.5 million $12.9 million, respectively, of deferred tax assets have been included due to deferral of payroll taxes, which will be reversed in 2022.

20.  Supplemental Disclosures of Cash Flow Information

	Year ended December 31,
Supplemental disclosures of cash flow information (in millions):	2021	2020	2019
Interest paid	$215.7	$188.9	$169.2
Income taxes paid, net	325.4	113.0	22.2

Income taxes paid in the table above were net of AMT credits and $(28.5) million in 2021 due to the CARES Act, $(20.0) million in 2020 due to similar temporary relief measures available globally, and $(63.6) million in 2019 for other U.S. federal refunds.  The 2021 income taxes paid amount was unfavorably impacted due to payment of the $20.0 million of 2020 tax-payment deferrals (as noted in the previous sentence) and also approximately $106.0 million of tax payments made in 2021 with regards to tax method changes filed with our 2020 tax returns in the fourth quarter of 2021.  Those method changes also affected 2021 estimated tax payments.  These payments would have been made in future periods, and do not represent additional taxes due.

The following is a reconciliation of our end of period cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2021, 2020 and 2019 (in millions):

	December 31,
	2021	2020	2019
Cash and cash equivalents	$402.6	$664.6	$604.8
Restricted cash	4,063.7	2,909.7	2,019.1
Total cash, cash equivalents and restricted cash	$4,466.3	$3,574.3	$2,623.9

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees.  For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes.  Beginning in 2021, the amount matched by the company will be discretionary and annually determined by management.  Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document.  Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock.  We expensed (net of plan forfeitures) $65.7 million, $63.6 million and $59.4 million related to the plan in 2021, 2020 and 2019, respectively.  Our board of directors has authorized a 5% employer match on eligible compensation to the 401(k) plan year and the possible use of common stock to fund our 2021 employer matching contributions, which is expected to be funded in February 2022.

In fourth quarter 2021, in our consolidated statement of cash flows, we reclassed the net funding of premium finance loans from cash flows from operating activities to cash flows from investing activities.  This change was made as this better reflects the cash flows associated with these operations.  In addition, within cash flows from operating activities, we reclassed the net change in deferred income taxes to provision for deferred income taxes.  We made the applicable reclassifications to the prior-period amounts to conform to the current period presentation.  The impact of these changes increased net cash provided by operating activities and increased net cash used by investing activities by $54.6 million in 2020 and $71.9 million in 2019.  These reclassifications did not impact our previously reported net increase (decrease) in cash, cash equivalents and restricted cash.

21.  Accumulated Other Comprehensive Loss

The after-tax components of our accumulated comprehensive loss attributable to controlling interests consist of the following (in millions):

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Earnings (Loss)
Balance as of January 1, 2019	$(61.2)	$(719.0)	$(5.4)	$(785.6)
Cumulative effect of adoption of new
accounting standards	—	—	(0.2)	(0.2)
Net change in period	4.7	44.2	(22.7)	26.2
Balance as of December 31, 2019	(56.5)	(674.8)	(28.3)	(759.6)
Net change in period	0.4	183.7	(68.1)	116.0
Balance as of December 31, 2020	(56.1)	(491.1)	(96.4)	(643.6)
Net change in period	19.0	(122.3)	20.8	(82.5)
Balance as of December 31, 2021	$(37.1)	$(613.4)	$(75.6)	$(726.1)

The foreign currency translation in 2021, 2020 and 2019 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in the U.K., Australia, Canada, New Zealand, the Caribbean, India and other non-U.S. locations.

During 2021, 2020 and 2019, $5.8 million, $6.1 million and $7.0 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings.  During 2021, 2020 and 2019, $5.8 million of expense, $6.3 million of expense and $5.2 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings.  During 2021, 2020 and 2019, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

22.  Segment Information

We have three reportable segments: brokerage, risk management and corporate.

The brokerage segment is primarily comprised of our retail and wholesale insurance brokerage operations.  The brokerage segment (which comprises our retail P/C, wholesale, reinsurance, benefits and captive operations) generates revenues through commissions paid by underwriting enterprises and through fees charged to our clients.  Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks.

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

Financial information relating to our segments for 2021, 2020 and 2019 is as follows (in millions):

Year Ended December 31, 2021	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$4,132.3	$—	$—	$4,132.3
Fees	1,296.9	967.2	—	2,264.1
Supplemental revenues	248.7	—	—	248.7
Contingent revenues	188.0	—	—	188.0
Investment income	82.8	0.3	—	83.1
Net gains on divestitures	18.8	0.1	—	18.9
Revenue from clean coal activities	—	—	1,140.8	1,140.8
Other net revenues	—	—	0.5	0.5
Revenues before reimbursements	5,967.5	967.6	1,141.3	8,076.4
Reimbursements	—	133.0	—	133.0
Total revenues	5,967.5	1,100.6	1,141.3	8,209.4
Compensation	3,252.4	580.7	94.4	3,927.5
Operating	757.9	209.8	104.7	1,072.4
Reimbursements	—	133.0	—	133.0
Cost of revenues from clean coal activities	—	—	1,173.2	1,173.2
Interest	—	—	226.1	226.1
Loss on extinguishment of debt	—	—	16.2	16.2
Depreciation	87.8	46.2	17.2	151.2
Amortization	407.6	7.5	—	415.1
Change in estimated acquisition earnout payables	116.3	3.3	—	119.6
Total expenses	4,622.0	980.5	1,631.8	7,234.3
Earnings (loss) before income taxes	1,345.5	120.1	(490.5)	975.1
Provision (benefit) for income taxes	328.9	30.6	(339.4)	20.1
Net earnings (loss)	1,016.6	89.5	(151.1)	955.0
Net earnings attributable to noncontrolling interests	8.4	—	39.8	48.2
Net earnings (loss) attributable to controlling interests	$1,008.2	$89.5	$(190.9)	$906.8
Net foreign exchange loss	$(1.7)	$—	$(0.6)	$(2.3)
Revenues:
United States	$3,804.8	$910.7	$1,141.3	$5,856.8
United Kingdom	1,199.0	46.0	—	1,245.0
Australia	252.6	123.5	—	376.1
Canada	302.2	5.8	—	308.0
New Zealand	162.4	14.6	—	177.0
Other foreign	246.5	—	—	246.5
Total revenues	$5,967.5	$1,100.6	$1,141.3	$8,209.4
At December 31, 2021
Identifiable assets:
United States	$15,548.3	$790.7	$2,489.6	$18,828.6
United Kingdom	8,251.3	134.1	—	8,385.4
Australia	1,684.2	84.7	—	1,768.9
Canada	1,436.1	4.4	—	1,440.5
New Zealand	754.5	20.5	—	775.0
Other foreign	2,146.6	—	—	2,146.6
Total identifiable assets	$29,821.0	$1,034.4	$2,489.6	$33,345.0
Goodwill - net	$8,544.6	$100.9	$20.7	$8,666.2
Amortizable intangible assets - net	3,906.1	47.9	—	3,954.0

Year Ended December 31, 2020	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$3,591.9	$—	$—	$3,591.9
Fees	1,136.9	821.0	—	1,957.9
Supplemental revenues	221.9	—	—	221.9
Contingent revenues	147.0	—	—	147.0
Investment income	75.2	0.7	—	75.9
Net losses on divestitures	(5.8)	—	—	(5.8)
Revenue from clean coal activities	—	—	863.5	863.5
Other net losses	—	—	(0.4)	(0.4)
Revenues before reimbursements	5,167.1	821.7	863.1	6,851.9
Reimbursements	—	151.7	—	151.7
Total revenues	5,167.1	973.4	863.1	7,003.6
Compensation	2,882.5	517.5	66.5	3,466.5
Operating	687.2	162.6	56.7	906.5
Reimbursements	—	151.7	—	151.7
Cost of revenues from clean coal activities	—	—	882.1	882.1
Interest	—	—	196.4	196.4
Depreciation	73.5	49.4	22.2	145.1
Amortization	411.3	6.0	—	417.3
Change in estimated acquisition earnout payables	(29.7)	(3.2)	—	(32.9)
Total expenses	4,024.8	884.0	1,223.9	6,132.7
Earnings (loss) before income taxes	1,142.3	89.4	(360.8)	870.9
Provision (benefit) for income taxes	276.3	22.5	(286.0)	12.8
Net earnings (loss)	866.0	66.9	(74.8)	858.1
Net earnings attributable to noncontrolling interests	4.9	—	34.4	39.3
Net earnings (loss) attributable to controlling interests	$861.1	$66.9	$(109.2)	$818.8
Net foreign exchange loss	$(2.6)	$(0.1)	$(0.2)	$(2.9)
Revenues:
United States	$3,369.4	$816.4	$863.1	$5,048.9
United Kingdom	993.7	40.7	—	1,034.4
Australia	216.1	98.4	—	314.5
Canada	243.8	5.3	—	249.1
New Zealand	141.8	12.6	—	154.4
Other foreign	202.3	—	—	202.3
Total revenues	$5,167.1	$973.4	$863.1	$7,003.6
At December 31, 2020
Identifiable assets:
United States	$8,897.9	$716.2	$2,172.2	$11,786.3
United Kingdom	6,135.1	139.2	—	6,274.3
Australia	1,373.3	89.6	—	1,462.9
Canada	1,053.6	4.8	—	1,058.4
New Zealand	766.0	24.1	—	790.1
Other foreign	959.4	—	—	959.4
Total identifiable assets	$19,185.3	$973.9	$2,172.2	$22,331.4
Goodwill - net	$6,053.6	$70.5	$2.9	$6,127.0
Amortizable intangible assets - net	2,376.3	23.6	—	2,399.9

Year Ended December 31, 2019	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$3,320.6	$—	$—	$3,320.6
Fees	1,074.2	836.9	—	1,911.1
Supplemental revenues	210.5	—	—	210.5
Contingent revenues	135.6	—	—	135.6
Investment income	85.3	1.6	—	86.9
Net gains on divestitures	75.3	—	—	75.3
Revenue from clean coal activities	—	—	1,319.3	1,319.3
Other net losses	—	—	(2.9)	(2.9)
Revenues before reimbursements	4,901.5	838.5	1,316.4	7,056.4
Reimbursements	—	138.6	—	138.6
Total revenues	4,901.5	977.1	1,316.4	7,195.0
Compensation	2,745.9	515.7	77.9	3,339.5
Operating	796.5	184.9	87.1	1,068.5
Reimbursements	—	138.6	—	138.6
Cost of revenues from clean coal activities	—	—	1,352.8	1,352.8
Interest	—	—	179.8	179.8
Depreciation	66.6	46.2	27.6	140.4
Amortization	329.1	4.9	—	334.0
Change in estimated acquisition earnout payables	16.9	(1.6)	—	15.3
Total expenses	3,955.0	888.7	1,725.2	6,568.9
Earnings (loss) before income taxes	946.5	88.4	(408.8)	626.1
Provision (benefit) for income taxes	229.2	22.2	(341.1)	(89.7)
Net earnings (loss)	717.3	66.2	(67.7)	715.8
Net earnings attributable to noncontrolling interests	17.2	—	29.8	47.0
Net earnings (loss) attributable to controlling interests	$700.1	$66.2	$(97.5)	$668.8
Net foreign exchange loss	$(1.0)	$(0.1)	$(5.6)	$(6.7)
Revenues:
United States	$3,234.3	$828.4	$1,316.4	$5,379.1
United Kingdom	921.8	41.6	—	963.4
Australia	211.3	87.3	—	298.6
Canada	221.4	4.6	—	226.0
New Zealand	145.6	15.2	—	160.8
Other foreign	167.1	—	—	167.1
Total revenues	$4,901.5	$977.1	$1,316.4	$7,195.0
At December 31, 2019
Identifiable assets:
United States	$8,132.3	$655.6	$1,994.8	$10,782.7
United Kingdom	4,964.5	126.6	—	5,091.1
Australia	1,217.9	90.0	—	1,307.9
Canada	913.6	3.1	—	916.7
New Zealand	695.9	22.8	—	718.7
Other foreign	817.7	—	—	817.7
Total identifiable assets	$16,741.9	$898.1	$1,994.8	$19,634.8
Goodwill - net	$5,548.9	$66.6	$3.0	$5,618.5
Amortizable intangible assets - net	2,289.9	28.8	—	2,318.7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Arthur J. Gallagher & Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Gallagher at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Gallagher's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Business acquisitions – Accounting for acquisitions

Description of the Matter

As described in Note 3 to the financial statements, Gallagher completed 38 acquisitions during 2021 for total net consideration of $4,671.5 million. All of the acquisitions have been accounted for using the acquisition method for recording business combinations. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, at the acquisitions date was allocated to goodwill.  Identifiable intangible assets consists primarily of acquired customer lists of $2,027.8 million.

Auditing the accounting for these acquisitions involved subjectivity in evaluating management’s estimates, specifically, the identification and measurement of intangible assets and earnout obligations. Gallagher, with the assistance of a third-party valuation firm, as applicable, used the discounted cash flow method to measure the fair value of the intangible assets and earnout obligations of the acquisitions for which management considered its accounting to be final. For those, the significant assumptions used to estimate the fair value of the intangible assets and earnout obligations included discount rates, revenue growth rates, and projected profit margins. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over Gallagher’s accounting for acquisitions. For example, we tested controls over the recognition and measurement of assets acquired, consideration paid and payable, and management’s review of significant assumptions used to determination the fair value of intangible assets and earnout obligations of the acquisitions for which management considered its accounting to be final.

To test the estimated fair value of acquisitions, our audit procedures included, among other things, for a sample of the acquisitions for which management considered its accounting to be final, an evaluation of (1) the identification of intangible assets based on the terms of the purchase agreements, (2) the fair value measurement of earnout obligations, including the terms of the arrangements and the conditions that must be met for the arrangements to become payable, as noted in the agreements; and (3) the significant assumptions, including discount rates, revenue growth rates, and projected profit margins, used to value the identifiable intangible assets deemed final. We utilized the assistance of valuation specialists and compared the noted assumptions to the historical results of the acquired companies, past performance of similar Gallagher acquisitions, and current market conditions.  Additionally, we tested the completeness and accuracy of the underlying data supporting the fair value estimates.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as Gallagher’s auditor since 1973
Chicago, Illinois
February 18, 2022

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

In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded 24 of the 38 entities acquired in 2021, which are included in our 2021 consolidated financial statements.  Collectively, these acquired entities constituted approximately 9.8% of total assets as of December 31, 2021, approximately 0.6% of total revenues, and approximately (1.3)% of net earnings for the year then ended.

Based on our assessment under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.  In addition, the effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.
Rolling Meadows, Illinois
February 18, 2022

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr.	Douglas K. Howell
Chairman, President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Arthur J. Gallagher & Co.

Opinion on Internal Control over Financial Reporting

We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Gallagher maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

As indicated in the accompanying management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 24 of the 38 entities acquired in 2021, which are included in the 2021 consolidated financial statements of Gallagher and constituted approximately 9.8% of total assets as of December 31, 2021, approximately 0.6% of total revenues, and approximately (1.3)% of net earnings for the year then ended.  Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2021 and 2020, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”) of Gallagher and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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
February 18, 2022

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

Design and Evaluation of Internal Control over Financial Reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above.  Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud.  Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2021.  Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting.  Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control over Financial Reporting.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2022 Proxy Statement will include the information required by this item under the headings “Election of Directors,” “Other Board Matters,” “Board Committees” and, if necessary, “Delinquent Section 16(a) Reports,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2022 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2022 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2022 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Other Board Matters,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is Ernst & Young LLP, Chicago, Illinois, Auditor Firm ID: 42

Our 2022 Proxy Statement will include the information required by this item under the heading “Ratification of Appointment of Independent Auditor - Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.	Consolidated Financial Statements:
(a)	Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2021.
(b)	Consolidated Balance Sheet as of December 31, 2021 and 2020.
(c)	Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2021.
(d)	Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2021.
(e)	Notes to Consolidated Financial Statements.
(f)	Report of Independent Registered Public Accounting Firm on Financial Statements.
(g)	Management’s Report on Internal Control Over Financial Reporting.
(h)	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
2.	Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:
(a)	Schedule II - Valuation and Qualifying Accounts.

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto. Exhibits:

2.1

Security and Asset Purchase Agreement, dated as of August 12, 2021, by and between Arthur J. Gallagher & Co. and Willis Watson plc (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated August 16, 2021).

2.2

Letter Agreement, dated December 1, 2021, by and between Willis Towers Watson plc and Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report dated December 6, 2021, File No. 1-09761).

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

4.4

Indenture, dated as of May 20, 2021, between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to our Form 8-K Current Report dated May 20, 2021, File No. 1-09761).

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

*10.15

The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective October 20, 2020 (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2020, File No. 1-09761).

*10.16

Arthur J. Gallagher & Co., Deferred Equity Participation Plan (as amended and restated as of February 20, 2021) (incorporated by reference to the same exhibit number to our Form 10-Q for the quarterly period ended March 31, 2021 File No. 1 09761)].

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

*10.44	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.44 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2015, File No. 1-09761).

*10.45	Arthur J. Gallagher & Co. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to our Form S-8 Registration Statement, File No. 333-174497).

*10.47	Arthur J. Gallagher & Co. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.46 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2014, File No. 1-09761).

*10.48	Arthur J. Gallagher & Co. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to our Form S-8 Registration Statement, File No. 333-221274).

*10.50	Arthur J. Gallagher & Co. U.K. Employee Share Incentive Plan (incorporated by reference to Exhibit 4.3 to our Form S-8 Registration Statement, File No. 333-258331).

*10.51

Form of Partnership Share Agreement under the Arthur J. Gallagher & Co. U.K. Employee Share Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-258331).

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

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of February, 2022.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 18th day of February, 2022 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title
/S/ J. PATRICK GALLAGHER, JR.	Chairman, President and Director (Principal Executive Officer)
J. Patrick Gallagher, Jr.

/S/ DOUGLAS K. HOWELL	Vice President and Chief Financial Officer (Principal Financial Officer)
Douglas K. Howell

/S/ RICHARD C. CARY	Controller (Principal Accounting Officer)
Richard C. Cary

*SHERRY S. BARRAT	Director
Sherry S. Barrat

*WILLIAM L. BAX	Director
WILLIAM L. BAX

*TERESA H. CLARKE	Director
Teresa H. Clarke

* D. JOHN COLDMAN	Director
D. John Coldman

* DAVID S. JOHNSON	Director
David S. Johnson

*KAY W. McCURDY	Director
Kay W. McCurdy

*CHRISTOPHER C. MISKEL	Director
Christopher C. Miskel

* RALPH J. NICOLETTI	Director
Ralph J. Nicoletti

*NORMAN L. ROSENTHAL	Director
Norman L. Rosenthal

*By:	/S/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2021
Allowance for doubtful accounts	$10.1	$7.0	$(8.8)	(1)	$8.3
Allowance for estimated policy cancellations	9.9	(1.3)	1.4	(2)	10.0
Valuation allowance for deferred tax assets	94.9	60.0	—		154.9
Accumulated amortization of expiration
lists, non-compete agreements and trade names	2,537.0	415.1	(28.1)	(3)	2,924.0
Year ended December 31, 2020
Allowance for doubtful accounts	$8.7	$6.6	$(5.2)	(1)	$10.1
Allowance for estimated policy cancellations	8.3	4.1	(2.5)	(2)	9.9
Valuation allowance for deferred tax assets	80.5	14.4	—		94.9
Accumulated amortization of expiration
lists, non-compete agreements and trade names	2,087.5	417.3	32.2	(3)	2,537.0
Year ended December 31, 2019
Allowance for doubtful accounts	$10.0	$4.2	$(5.5)	(1)	$8.7
Allowance for estimated policy cancellations	7.8	0.5	—	(2)	8.3
Valuation allowance for deferred tax assets	67.4	13.1	—		80.5
Accumulated amortization of expiration
lists, non-compete agreements and trade names	1,750.4	334.0	3.1	(3)	2,087.5

(1)	Net activity of bad debt write offs and recoveries and acquired businesses.
(2)	Additions to allowance related to acquired businesses.
(3)	Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.