Form 10-Q
period 2022-06-30
Arthur J. Gallagher & Co.
filed 2022-08-03
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of June 30, 2022 was approximately 210,336,000.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: comments regarding the expected benefits of our acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations (the Willis Re acquisition); the remaining international deferred closing that requires local regulatory approval; the expected duration and costs of integration of such acquisition; the impact of the Ukraine/Russia conflict; market and industry conditions, including competitive and pricing trends; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, audits, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments, human capital management, including diversity and inclusion initiatives; environmental, social and governance matters, including climate-resilience products and services and carbon emissions; and integrating recent acquisitions. These forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors related to the Willis Re acquisition that could impact results include:

•
Risks related to the integration;
•
Risks related to retention of clients;
•
The possibility that the remaining international deferred closing subject to local regulatory approval, which is expected to close in the third quarter of 2022, is not closed timely or at all;
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
•
The inability to retain certain key employees.

Additional potential factors that could impact results include:

•
The ongoing COVID-19 pandemic, including its effect on the economy, our employees, our clients, the regulatory environment and our operations;
•
A future recession, economic downturn or unstable economic conditions, whatever the cause, including the stalling or reversal of economic recovery following COVID-19, or other factors like inflation, worsening international relations, Russia’s invasion of Ukraine, tariffs, trade wars, political violence and unrest in the U.S. or around the world, or climate change and other long-term environmental, social and governance matters and global health risks;
•
Risks that could negatively affect the success of our acquisition strategy, including the impact of current economic uncertainty and conditions (including inflation) on our ability to source, review and price acquisitions, continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms and newly public insurance brokers, which could make it more difficult to identify targets and could make them more expensive, the risk that we may not receive timely regulatory approval of desired transactions, execution risks, integration risks, poor cultural fit, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated liabilities such as cybersecurity issues or those relating to violations of anti-corruption and sanctions laws;
•
Failure to successfully and cost-effectively integrate recently acquired businesses and their operations or fully realize synergies from such acquisitions in the expected time frame;
•
Competitive pressures, including as a result of innovation, in each of our businesses;

•
Cyber attacks or other cybersecurity incidents such as the ransomware incident we publicly disclosed in September 2020 and the heightened risk of such attacks in the wake of Russia’s invasion of Ukraine; improper disclosure of confidential, personal or proprietary data; and changes to laws and regulations governing cybersecurity and data privacy;
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
•
Risks arising from our international operations, including the risks posed by political and economic uncertainty in certain countries (including the repercussions of Russia’s invasion of Ukraine) risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti-corruption, sanctions and privacy laws, including new sanctions laws arising due to Russia’s invasion of Ukraine) rising global tensions and protectionism,Reduction and risks arising from the complexity of managing businesses across different time zones, languages, geographies, cultures and legal regimes that conflict with one another at times Ukraine;
•
Our failure to apply technology effectively in driving value for our clients through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;
•
Sustained increases in the cost of employee benefits and compensation expense;
•
Risks related to changes in U.S. or foreign tax laws, including a U.S. or foreign tax rate change, potential changes included in the U.S. Inflation Reduction Act, the Organization for Economic Co-operation and Development’s (OECD) global minimum corporate tax regime, and other local tax policy changes. Prospective changes to any of the above items in countries where we have operations could have an effect on our deferred tax assets and liabilities and our future consolidated effective tax rate and the timing of our use of tax credits. The ultimate impact of any potential future changes in tax laws will depend on many factors including whether such changes are ultimately implemented by any of the countries in which we do business, the timing of implementation, future profitability by country and future business acquisitions and/or divestitures.
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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risk factors referred to above, and are currently, or in the future could be, amplified by the COVID-19 pandemic, including new strains. Our future performance and actual results or outcomes may differ materially from those expressed in forward-looking statements. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of the applicable document. Many of the factors that will determine these results are beyond our ability to control or predict. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Forward-looking statements speak only as of the date that they are made, and we do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect new information, future or unexpected events or otherwise, except as required by applicable law or regulation. In addition, historical, current and forward-looking sustainability-related or ESG-related statements may be used on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2022	2021	2022	2021
Commissions	$1,282.4	$977.1	$2,847.7	$2,102.5
Fees	590.9	540.9	1,241.8	1,094.7
Supplemental revenues	65.7	55.2	140.0	122.0
Contingent revenues	43.1	43.3	114.7	106.6
Investment income	23.2	18.1	41.4	35.2
Net gains on divestitures	2.8	0.6	4.2	4.7
Revenues from clean coal activities	0.3	261.0	23.0	561.6
Other net revenues	—	0.6	0.1	2.1
Revenues before reimbursements	2,008.4	1,896.8	4,412.9	4,029.4
Reimbursements	34.6	36.7	65.4	69.1
Total revenues	2,043.0	1,933.5	4,478.3	4,098.5
Compensation	1,161.1	937.1	2,443.1	1,912.7
Operating	323.9	253.4	641.2	486.5
Reimbursements	34.6	36.7	65.4	69.1
Cost of revenues from clean coal activities	—	268.8	22.9	577.9
Interest	64.6	56.2	128.5	104.3
Depreciation	40.0	37.2	75.2	75.3
Amortization	100.3	108.0	224.9	213.2
Change in estimated acquisition earnout payables	(33.8)	13.8	(12.9)	28.8
Total expenses	1,690.7	1,711.2	3,588.3	3,467.8
Earnings before income taxes	352.3	222.3	890.0	630.7
Provision for income taxes	67.2	20.5	165.8	35.2
Net earnings	285.1	201.8	724.2	595.5
Net earnings attributable to noncontrolling interests	0.9	11.6	1.3	23.2
Net earnings attributable to controlling interests	$284.2	$190.2	$722.9	$572.3
Basic net earnings per share	$1.35	$0.94	$3.45	$2.89
Diluted net earnings per share	1.33	0.92	3.38	2.83
Dividends declared per common share	0.51	0.48	1.02	0.96

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings	$285.1	$201.8	$724.2	$595.5
Change in pension liability, net of taxes	(0.3)	0.1	—	1.1
Foreign currency translation, net of taxes	(417.9)	30.4	(403.0)	88.4
Change in fair value of derivative investments, net of taxes	26.6	(33.2)	71.8	23.6
Comprehensive (loss) earnings	(106.5)	199.1	393.0	708.6
Comprehensive earnings attributable to noncontrolling interests	0.8	11.3	1.3	23.5
Comprehensive (loss) earnings attributable to controlling interests	$(107.3)	$187.8	$391.7	$685.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(Unaudited - in millions)

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$523.6	$402.6
Restricted cash	4,266.1	4,063.7
Premiums and fees receivable	18,452.0	11,753.1
Other current assets	1,502.7	1,451.0
Total current assets	24,744.4	17,670.4
Fixed assets - net	569.6	500.8
Deferred income taxes	1,136.8	1,228.5
Other noncurrent assets	949.1	966.5
Right-of-use assets	363.2	358.6
Goodwill	9,036.4	8,666.2
Amortizable intangible assets - net	3,190.9	3,954.0
Total assets	$39,990.4	$33,345.0
Premiums payable to underwriting enterprises	$20,381.2	$13,845.6
Accrued compensation and other current liabilities	1,677.0	1,895.1
Deferred revenue - current	559.3	520.9
Premium financing debt	177.2	228.4
Corporate related borrowings - current	710.0	245.0
Total current liabilities	23,504.7	16,735.0
Corporate related borrowings - noncurrent	5,561.5	5,810.2
Deferred revenue - noncurrent	62.9	58.7
Lease liabilities - noncurrent	313.3	309.3
Other noncurrent liabilities	1,686.2	1,871.7
Total liabilities	31,128.6	24,784.9
Stockholders' equity:
Common stock - issued and outstanding 210.3 shares in 2022 and 208.5 shares in 2021	210.3	208.5
Capital in excess of par value	6,267.0	6,143.7
Retained earnings	3,388.7	2,882.3
Accumulated other comprehensive loss	(1,057.3)	(726.1)
Stockholders' equity attributable to controlling interests	8,808.7	8,508.4
Stockholders' equity attributable to noncontrolling interests	53.1	51.7
Total stockholders' equity	8,861.8	8,560.1
Total liabilities and stockholders' equity	$39,990.4	$33,345.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net earnings	$724.2	$595.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(2.9)	(6.3)
Depreciation and amortization	300.1	288.5
Change in estimated acquisition earnout payables	(12.9)	28.8
Amortization of deferred compensation and restricted stock	40.8	31.8
Stock-based and other noncash compensation expense	9.5	8.2
Payments on acquisition earnouts in excess of original estimates	(65.2)	(24.3)
Provision for deferred income taxes	(10.0)	(5.6)
Effect of changes in foreign exchange rates	(16.5)	6.5
Net change in premiums and fees receivable	(6,892.7)	(1,678.7)
Net change in deferred revenue	53.2	36.4
Net change in premiums payable to underwriting enterprises	6,820.2	1,617.4
Net change in other current assets	118.0	(52.2)
Net change in accrued compensation and other accrued liabilities	(195.3)	(53.9)
Net change in income taxes payable	(21.9)	(30.9)
Net change in other noncurrent assets and liabilities	(80.3)	(72.3)
Net cash provided by operating activities	768.3	688.9
Cash flows from investing activities:
Capital expenditures	(91.1)	(59.2)
Cash paid for acquisitions, net of cash and restricted cash acquired	(321.3)	(551.6)
Net proceeds from sales of operations/books of business	3.7	9.4
Net funding of investment transactions	(0.4)	(0.7)
Net funding of premium finance loans	39.2	(0.6)
Net cash used by investing activities	(369.9)	(602.7)
Cash flows from financing activities:
Payments on acquisition earnouts	(77.9)	(115.8)
Proceeds from issuance of common stock	69.1	1,502.0
Payments to noncontrolling interests	(1.2)	(21.6)
Dividends paid	(214.0)	(202.4)
Net borrowings on premium financing debt facility	(44.7)	(37.8)
Borrowings on line of credit facility	1,580.0	925.0
Repayments on line of credit facility	(1,165.0)	(925.0)
Net borrowings of corporate related long-term debt	(200.6)	1,586.5
Debt acquisition costs	1.1	(14.6)
Settlements on terminated interest rate swaps	52.7	(31.9)
Net cash (used) provided by financing activities	(0.5)	2,664.4
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	(74.5)	50.1
Net increase in cash, cash equivalents and restricted cash	323.4	2,800.7
Cash, cash equivalents and restricted cash at beginning of period	4,466.3	3,574.3
Cash, cash equivalents and restricted cash at end of period	$4,789.7	$6,375.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2021	208.5	$208.5	$6,143.7	$2,882.3	$(726.1)	$51.7	$8,560.1
Net earnings	—	—	—	438.7	—	0.4	439.1
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	2.1	2.1
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Net change in pension asset/ liability, net of taxes of $0.1 million	—	—	—	—	0.3	—	0.3
Foreign currency translation	—	—	—	—	14.9	0.1	15.0
Change in fair value of derivative instruments, net of taxes of $16.2 million	—	—	—	—	45.2	—	45.2
Compensation expense related to stock option plan grants	—	—	5.7	—	—	—	5.7
Common stock issued in:
Stock option plans	0.7	0.7	37.1	—	—	—	37.8
Employee stock purchase plan	0.1	0.1	8.0	—	—	—	8.1
Shares issued to benefit plans	0.5	0.5	73.9	—	—	—	74.4
Deferred compensation and restricted stock	0.3	0.3	(36.4)	—	—	—	(36.1)
Cash dividends declared on common stock	—	—	—	(108.0)	—	—	(108.0)
Balance at March 31, 2022	210.1	$210.1	$6,232.0	$3,213.0	$(665.7)	$53.7	$9,043.1
Net earnings	—	—	—	284.2	—	0.9	285.1
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(1.0)	(1.0)
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.4)	(0.4)
Net change in pension asset/ liability, net of taxes of $0.0 million	—	—	—	—	(0.3)	—	(0.3)
Foreign currency translation	—	—	—	—	(417.9)	(0.1)	(418.0)
Change in fair value of derivative instruments, net of taxes of $10.3 million	—	—	—	—	26.6	—	26.6
Compensation expense related to stock option plan grants	—	—	7.2	—	—	—	7.2
Common stock issued in:
Stock option plans	0.2	0.2	10.4	—	—	—	10.6
Employee stock purchase plan	—	—	12.5	—	—	—	12.5
Deferred compensation and restricted stock	—	—	4.9	—	—	—	4.9
Cash dividends declared on common stock	—	—	—	(108.5)	—	—	(108.5)
Balance at June 30, 2022	210.3	$210.3	$6,267.0	$3,388.7	$(1,057.3)	$53.1	$8,861.8

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

Notes to June 30, 2022 Consolidated Financial Statements (Unaudited)

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

Our brokerage segment operations provide brokerage and consulting services to companies and entities of all types, including commercial, not-for-profit, public entities, and, to a lesser extent, individuals, in the areas of insurance placement, risk of loss management, and management of employer sponsored benefit programs. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not-for-profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third‑party claims management organization rather than the claim services provided by underwriting enterprises. The corporate segment reports the financial information related to our debt and other corporate costs, legacy clean energy investments, external acquisition‑related expenses and the impact of foreign currency translation. Legacy clean energy investments consist of our investments in limited liability companies that own 35 commercial clean coal production facilities that produced refined coal using Chem-Mod LLC’s proprietary technologies. We believe these operations produced refined coal that qualifies for tax credits under IRC Section 45.

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

Arthur J. Gallagher & Co., a global insurance brokerage, risk management and consulting services firm, is headquartered in Rolling Meadows, Illinois. Gallagher provides these services in approximately 130 countries around the world through its owned operations and a network of correspondent brokers and consultants.

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2021, and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021. In the preparation of our unaudited consolidated financial statements as of June 30, 2022, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition and/or disclosure therein.

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

3. Business Combinations

During the six-month period ended June 30, 2022, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

							Total	Maximum
	Common	Common				Recorded	Recorded	Potential
Name and Effective	Shares	Share		Accrued	Escrow	Earnout	Purchase	Earnout
Date of Acquisition	Issued	Value	Cash Paid	Liability	Deposited	Payable	Price	Payable
	(000s)
Devitt Insurance Services Ltd February 1, 2022 (DIS)	—	$—	$73.6	$1.3	$3.4	$12.5	$90.8	$12.5
Innovu Group Holding Company Limited June 1, 2022 (IGH)	—	—	85.4	—	—	—	85.4	—
Twelve other acquisitions completed in 2022	—	—	164.7	6.5	9.1	35.5	215.8	79.2
	—	$—	$323.7	$7.8	$12.5	$48.0	$392.0	$91.7

On December 1, 2021, we acquired substantially all of the Willis Towers Watson plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets. As of the date of this filing, there is one remaining of the initial twelve international operations with deferred closings that is subject to local regulatory approval and is expected to close in third quarter 2022. As of the initial closing date, we were the beneficial owners of the operating activity for the twelve deferred closings locations. Together with our existing operations, the combined businesses will trade as Gallagher Re from more than 70 offices across 31 countries and incorporate approximately 2,200 employees.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.0% to 14.0% for our 2022 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rate was 9.0% for all of our 2022 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended June 30, 2022 and 2021, we recognized $14.0 million and $9.2 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the six-month periods ended June 30, 2022 and 2021, we recognized $23.4 million and $18.2 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended June 30, 2022 and 2021, we recognized $47.8 million of income and $4.6 million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to rising interest rates, increased market volatility and projections of future performance for 30 and 26 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2022 and 2021, we recognized $36.3 million of income and $10.6 million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to rising interest rates, increased market volatility and projections of future performance for 50 and 48 acquisitions, respectively. The income adjustments in the three-month and six‑month periods ended June 30, 2022, primarily relate to the Willis Towers Watson plc treaty reinsurance brokerage operations acquisition earnout and reflect updated assumptions due to rising interest rates and increased market volatility, and does not reflect any material change seen in the underlying performance of this acquisition or the ultimate earnout expected to be paid at the end of the earnout measurement period. The aggregate amount of maximum earnout obligations related to acquisitions was $1,753.2 million as of June 30, 2022, of which $848.7 million was recorded in the consolidated balance sheet as of June 30, 2022, based on the estimated fair value of the expected future payments to be made, of which approximately $588.3 million can be settled in cash or stock at our option and $260.4 million must be settled in cash.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the six-month period ended June 30, 2022 (in millions):

			Twelve Other
	DIS	IGH	Acquisitions	Total
Cash and restricted cash	$3.9	$7.8	$6.7	$18.4
Other current assets	18.5	6.5	47.0	72.0
Fixed assets	0.4	0.5	0.9	1.8
Noncurrent assets	1.3	2.0	5.9	9.2
Goodwill	54.4	47.2	112.0	213.6
Expiration lists	33.3	35.0	101.5	169.8
Non-compete agreements	4.1	4.0	2.7	10.8
Trade names	0.8	0.8	0.1	1.7
Total assets acquired	116.7	103.8	276.8	497.3
Current liabilities	15.3	11.2	47.4	73.9
Noncurrent liabilities	10.6	7.2	13.6	31.4
Total liabilities assumed	25.9	18.4	61.0	105.3
Total net assets acquired	$90.8	$85.4	$215.8	$392.0

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $213.6 million, $169.8 million, $10.8 million and $1.7 million, respectively, within the brokerage and risk management segments.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. During this period, we may use independent third-party valuation specialists to assist us in finalizing the fair value of assets acquired and liabilities assumed. Fair value adjustments, if any, are most common to the values established for amortizable intangible assets, including expiration lists, non‑compete agreements, acquired software, and for earnout liabilities, with the offset to goodwill, net of any income tax effect. Provisional estimates of fair value were used by us to initially record the acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations as of the December 1, 2021 acquisition date. We are using independent third party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed for this transaction. As of June 30, 2022, and as of the date of this filing, the specialists have not fully completed their analysis and thus these fair value estimates remain provisional. However, based on the work performed to date, in the six‑month period ended June 30, 2022, we made adjustments to the amounts initially recorded for expiration lists, acquired software and for earnout liability. As a result of these adjustments, the amount allocated to expiration lists decreased by $608.0 million, the amount allocated to acquired software increased by $59.1 million and the fair value of the earnout liability as of the acquisition date decreased by $1.6 million. In addition, a net working capital adjustment of $121.4 million was recorded in second quarter 2022 related to this transaction, which resulted in a decrease in the initial purchase price consideration paid. These non-cash adjustments resulted in a net increase to goodwill of $425.9 million. The reason for the lower value allocated to expiration lists is due to receipt of additional information regarding average customer lives and the higher value allocated to the acquired software which is result of the incorporation of additional information related to the licensing of certain software applications. These provisional fair value estimates will be subsequently reviewed and adjusted based on the results of the final valuation we expect to complete in third quarter 2022. In addition, there is one remaining international deferred closing, which may also cause goodwill adjustments to be made in third quarter 2022.

The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3.2% to 5.2% and 5.5% to 9.5%, respectively, for our 2021 acquisitions for which valuations were performed in 2022. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 10.0% to 16.5% for our 2021 acquisitions for which valuations were performed in 2022. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews during the six-month periods ended June 30, 2022 and 2021, we wrote off $0.4 million and $13.1 million, respectively, of amortizable assets related to the brokerage and risk management segments.

Of the $169.8 million of expiration lists, $10.8 million of non-compete agreements and $1.7 million of trade names related to our acquisitions made during the six-month period ended June 30, 2022, $101.0 million, $10.2 million and $1.7 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $22.5 million, and a corresponding amount of goodwill, in the six-month period ended June 30, 2022, related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the six-month period ended June 30, 2022 include the operations of the entities acquired in the six-month period ended June 30, 2022 from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2021 (in millions, except per share data):

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2022	2021	2022	2021
Total revenues	$2,048.5	$1,953.8	$4,501.8	$4,137.2
Net earnings attributable to controlling interests	284.5	190.8	723.1	572.5
Basic net earnings per share	1.35	0.95	3.45	2.89
Diluted net earnings per share	1.33	0.93	3.38	2.83

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2021, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the six-month period ended June 30, 2022 totaled approximately $84.8 million. For the six-month period ended June 30, 2022, total revenues and net loss recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the six-month period ended June 30, 2022 in the aggregate, were $18.7 million and $(1.7) million, respectively.

4. Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows

(in millions):

	June 30, 2022	December 31, 2021
Unbilled receivables	$1,099.9	$730.0
Deferred contract costs	93.2	129.7
Deferred revenue	622.2	579.6

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

		Risk
	Brokerage	Management	Total
Deferred revenue at December 31, 2021	$395.9	$183.7	$579.6
Incremental deferred revenue	324.5	52.3	376.8
Revenue recognized during the six-month period ended June 30, 2022 included in deferred revenue at December 31, 2021	(272.1)	(52.3)	(324.4)
Net change in collected billings/deposits received from customers	5.0	(6.8)	(1.8)
Impact of change in foreign exchange rates	(13.5)	—	(13.5)
Deferred revenue recognized from business acquisitions	5.5	—	5.5
Deferred revenue at June 30, 2022	$445.3	$176.9	$622.2

Revenue recognized during the six-month period ended June 30, 2022 in the table above included revenue from 2021 acquisitions that would not be reflected in prior periods.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of June 30, 2022, the aggregate amount of the contract price allocated to remaining performance obligations was $622.2 million. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2022 (remaining six months)	$337.9	$91.1	$429.0
2023	93.3	38.1	131.4
2024	11.4	19.4	30.8
2025	1.3	10.8	12.1
2026	0.7	7.0	7.7
Thereafter	0.7	10.5	11.2
Total	$445.3	$176.9	$622.2

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $93.2 million and $129.7 million as of June 30, 2022 and December 31, 2021, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $274.5 million and $221.6 million for the six-month periods ended June 30, 2022 and 2021, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5. Other Financial Data

Other Current Assets

Major classes of other current assets consist of the following (in millions):

	June 30, 2022	December 31, 2021
Premium finance advances and loans	$470.3	$509.7
Accrued supplemental, direct bill and other receivables	758.9	563.0
Refined coal production related and other receivables	6.4	76.9
Deferred contract costs	93.2	129.7
Prepaid expenses	173.9	171.7
Total other current assets	$1,502.7	$1,451.0

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

6. Intangible Assets

The carrying amount of goodwill at June 30, 2022 and December 31, 2021 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At June 30, 2022
United States	$4,917.6	$64.8	$—	$4,982.4
United Kingdom	1,978.1	19.5	—	1,997.6
Canada	592.2	—	—	592.2
Australia	456.6	10.5	—	467.1
New Zealand	203.5	9.5	—	213.0
Other foreign	763.8	—	20.3	784.1
Total goodwill	$8,911.8	$104.3	$20.3	$9,036.4
At December 31, 2021
United States	$4,409.1	$64.8	$—	$4,473.9
United Kingdom	2,198.7	15.0	—	2,213.7
Canada	572.9	—	—	572.9
Australia	487.2	10.9	—	498.1
New Zealand	217.6	10.2	—	227.8
Other foreign	659.1	—	20.7	679.8
Total goodwill	$8,544.6	$100.9	$20.7	$8,666.2

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2022 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2021	$8,544.6	$100.9	$20.7	$8,666.2
Goodwill acquired during the period	207.6	6.0	—	213.6
Goodwill true-ups due to appraisals and other acquisition adjustments (see Note 3)	407.8	—	0.2	408.0
Foreign currency translation adjustments during the period	(248.2)	(2.6)	(0.6)	(251.4)
Balance as of June 30, 2022	$8,911.8	$104.3	$20.3	$9,036.4

Major classes of amortizable intangible assets at June 30, 2022 and December 31, 2021 consist of the following (in millions):

	June 30,	December 31,
	2022	2021
Expiration lists	$6,091.6	$6,696.8
Accumulated amortization - expiration lists	(2,973.4)	(2,812.2)
	3,118.2	3,884.6
Non-compete agreements	83.0	76.0
Accumulated amortization - non-compete agreements	(64.4)	(62.8)
	18.6	13.2
Trade names	104.9	105.2
Accumulated amortization - trade names	(50.8)	(49.0)
	54.1	56.2
Net amortizable assets	$3,190.9	$3,954.0

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows (in millions):

2022 (remaining six months)	$223.9
2023	429.3
2024	392.4
2025	350.5
2026	312.1
Thereafter	1,482.7
Total	$3,190.9

7. Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):	June 30,	December 31,
	2022	2021
Senior Notes:
Semi-annual payments of interest, fixed rate of 2.40%, balloon due November 9, 2031	$400.0	$400.0
Semi-annual payments of interest, fixed rate of 3.50%, balloon due May 20, 2051	850.0	850.0
Semi-annual payments of interest, fixed rate of 3.05%, balloon due March 9, 2052	350.0	350.0
Total Senior Notes	1,600.0	1,600.0
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	—	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	30.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	341.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	69.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	79.0
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100.0	100.0
Semi-annual payments of interest, fixed rate of 2.46%, balloon due May 5, 2036	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	56.0
Total Note Purchase Agreements	4,248.0	4,448.0
Credit Agreement:
Periodic payments of interest and principal, prime or LIBOR plus up to 1.45%, expires June 7, 2024	460.0	45.0
Premium Financing Debt Facility - expires September 15, 2023:
Facility B
AUD denominated tranche, interbank rates plus 1.200%	167.8	209.5
NZD denominated tranche, interbank rates plus 1.650%	—	6.8
Facility C and D
AUD denominated tranche, interbank rates plus 0.680%	—	2.1
NZD denominated tranche, interbank rates plus 0.940%	9.4	10.0
Total Premium Financing Debt Facility	177.2	228.4
Total corporate and other debt	6,485.2	6,321.4
Less unamortized debt acquisition costs on Senior Notes and Note Purchase Agreements	(21.6)	(22.6)
Less unamortized discount on Bonds Payable	(14.9)	(15.2)
Net corporate and other debt	$6,448.7	$6,283.6

8. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings attributable to controlling interests	$284.2	$190.2	$722.9	$572.3
Weighted average number of common shares outstanding	210.2	201.3	209.6	198.0
Dilutive effect of stock options using the treasury stock method	4.1	4.5	4.3	4.5
Weighted average number of common and common equivalent shares outstanding	214.3	205.8	213.9	202.5
Basic net earnings per share	$1.35	$0.94	$3.45	$2.89
Diluted net earnings per share	$1.33	$0.92	$3.38	$2.83

Anti-dilutive stock-based awards of 2.3 million and 1.6 million shares were outstanding at the three-month periods ended June 30, 2022 and 2021, respectively, that were excluded in the computation of the dilutive effect of stock-based awards for the three-month periods then ended. Anti-dilutive stock-based awards of 1.7 million and 1.0 million shares were outstanding at the six-month periods ended June 30, 2022 and 2021, respectively, that were excluded in the computation of the dilutive effect of stock-based awards for the six-month periods then ended. These stock‑based awards were excluded from the computation because the exercise prices on these stock‑based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.

9. Stock Option Plans

On May 10, 2022, our stockholders approved the Arthur J. Gallagher & Co. 2022 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved Arthur J. Gallagher & Co. 2017 Long-Term Incentive Plan (which we refer to as the 2017 LTIP). The LTIP term began May 10, 2022 and terminates on the date of the annual meeting of stockholders in 2032, unless terminated earlier by our board of directors. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. The compensation committee of our board of directors determines the annual number of shares delivered under the LTIP. The LTIP provides for non-qualified and incentive stock options, stock appreciation rights, restricted stock and restricted stock units, any or all of which may be made contingent upon the achievement of performance criteria.

Shares of our common stock available for issuance under the LTIP include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. A maximum of 3.5 million shares issued for full value awards (i.e., awards other than stock options or stock appreciation rights) will be counted one-for-one against the 13.5 million share pool, every share subject to a full value award in excess of such limit will count as 3.8 shares against the pool. To the extent that shares subject to an outstanding award granted under either the LTIP or prior equity plans are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available for grant under the LTIP.

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) was 3.3 million at June 30, 2022.

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

On February 1, 2022 and March 15, 2022, the compensation committee granted 1,197,000 and 1,141,000 options, respectively, under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2025, 2026 and 2027, respectively. On March 16, 2021, the compensation committee granted 1,640,000 options under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2024, 2025 and 2026, respectively. The 2022 and 2021 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. For our executive officers age 55 or older, stock options are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

During the three-month periods ended June 30, 2022 and 2021, we recognized $7.2 million and $4.5 million, respectively, of compensation expense related to our stock option grants. During the six-month periods ended June 30, 2022 and 2021, we recognized $12.9 million and $8.2 million, respectively, of compensation expense related to our stock option grants.

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

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2022 and 2021, as determined on the grant date using the Black-Scholes option pricing model, was $33.25 and $23.38, respectively.

The following is a summary of our stock option activity and related information for 2022 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2022
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	7.5	$81.30
Granted	2.4	157.74
Exercised	(0.9)	54.18
Forfeited or canceled	(0.1)	100.51
Ending balance	8.9	$104.31	4.50	$521.7
Exercisable at end of period	2.3	$59.14	1.91	$243.2
Ending unvested and expected to vest	5.9	$118.65	5.36	$261.9

Options with respect to 13.3 million shares (less any shares of restricted stock issued under the LTIP - see Note 11 to these unaudited consolidated financial statements) were available for grant under the LTIP at June 30, 2022.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2022 and 2021 was $97.2 million and $78.1 million, respectively. As of June 30, 2022, we had approximately $111.4 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at June 30, 2022 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$43.71	—	$43.71	0.6	0.71	$43.71	0.7	$43.71
49.55	—	56.86	0.8	1.71	56.83	0.8	56.83
70.74	—	70.74	0.9	2.71	70.74	0.5	70.74
79.59	—	79.59	1.1	3.71	79.59	0.3	79.59
86.17	—	86.17	1.5	4.70	86.17	—	86.17
127.90	—	127.90	1.6	5.72	127.90	—	—
156.85	—	156.85	1.2	6.60	156.85	—	—
158.56	—	161.14	1.2	6.72	158.65	—	—
$43.71	—	$161.14	8.9	4.50	$104.31	2.3	$59.14

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

In the first quarters of 2022 and 2021, the compensation committee approved $26.3 million and $17.0 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2022 and 2021, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2022 and 2021 awards. During the three-month periods ended June 30, 2022 and 2021, we charged $5.0 million and $3.8 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2022 and 2021, we charged $8.5 million and $6.5 million, respectively, to compensation expense related to these awards.

In the first quarters of 2022 and 2021, the compensation committee approved $1.9 million and $3.2 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in the first quarters of 2022 and 2021, respectively. During the three-month periods ended June 30, 2022 and 2021, we charged $0.6 million and $0.7 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2022 and 2021, we charged $1.1 million and $1.4 million, respectively, to compensation expense related to these awards. There were no distributions from the sub-plans during the six-month periods ended June 30, 2022 and 2021.

At June 30, 2022 and December 31, 2021, we recorded $89.1 million (related to 2.8 million shares) and $67.4 million (related to 2.7 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity-based awards under the plan at June 30, 2022 and December 31, 2021 was $452.2 million and $451.0 million, respectively. During the six-month period ended June 30, 2022, cash and equity awards with an aggregate fair value of $2.3 million were vested and distributed to executives under the DEPP. During the six-month period ended June 30, 2021, cash and equity awards with an aggregate fair value of $4.8 million were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarters of 2022 and 2021, the compensation committee approved $8.3 million and $7.2 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the second quarters of 2022 and 2021, respectively. During the three-month periods ended June 30, 2022 and 2021, we charged $3.3 million and $2.1 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2022 and 2021, we charged $6.0 million and $4.1 million, respectively, to compensation expense related to these awards. There were $16.9 million and $6.7 million distributions from the DCPP during the six-month periods ended June 30, 2022 and 2021, respectively.

11. Restricted Stock, Performance Share and Cash Awards

Restricted Stock Awards

As discussed in Note 9 to these unaudited consolidated financial statements, on May 10, 2022, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2017 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units to officers, employees and non-employee directors. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards and the related dividend equivalents are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the applicable restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason.

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At June 30, 2022, 3.3 million shares were available for grant under the LTIP for such awards.

In first quarter 2022, we granted 335,000 restricted stock units to employees under the 2017 LTIP, with an aggregate fair value of $52.6 million at the date of grant. These 2022 awards of restricted stock units vest in full based on continued employment through February 1, 2027. Additionally, in the first quarters of 2022 and 2021, we granted 295,000 and 314,000 restricted stock units, respectively, to employees under the 2017 LTIP, with an aggregate fair value of $46.8 million and $40.1 million, respectively, at the date of grant. These 2022 and 2021 awards of restricted stock units vest in full based on continued employment through March 15, 2027 and March 16, 2026, respectively. For our executive officers age 55 or older, restricted stock units are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended June 30, 2022 and 2021, we recognized $10.1 million and $7.6 million, respectively, to compensation expense related to restricted stock unit awards granted in 2016 through 2022. During the six-month periods ended June 30, 2022 and 2021, we recognized $17.7 million and $13.5 million, respectively, to compensation expense related to restricted stock unit awards granted in 2016 through 2022. The total intrinsic value of unvested restricted stock units at June 30, 2022 and 2021 was $353.1 million and $269.7 million, respectively. During the three-month periods ended June 30, 2022 and 2021, equity awards (including accrued dividends) with an aggregate value of $1.2 million and $1.3 million, respectively, were vested and distributed to employees under this plan. During the six-month periods ended June 30, 2022 and 2021, equity awards (including accrued dividends) with an aggregate value of $62.0 million and $48.1 million, respectively, were vested and distributed to employees under this plan.

Performance Share Awards

On March 15, 2022 and March 16, 2021, pursuant to the 2017 LTIP, the compensation committee approved 54,000 and 67,000, respectively, of provisional performance share awards, with an aggregate fair value of $8.6 million and $8.6 million, respectively, for future grants to our officers. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2022 Proxy Statement). Earned shares for the 2022 and 2021 provisional awards will fully vest based on continuous employment through March 15, 2025 and March 16, 2024, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable thereafter. The 2022 and 2021 awards are subject to a three-year performance period that began on January 1, 2022 and 2021, respectively, and vest on the three-year anniversary of the date of grant (March 15, 2025 and March 16, 2024). For certain of our executive officers age 55 or older, awards are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. During the three-month periods ended June 30, 2022 and 2021, we recognized $3.7 million and $3.2 million, respectively, to compensation expense related to performance share awards granted in 2018 through 2022. During the six-month periods ended June 30, 2022 and 2021, we recognized $7.5 million and $6.2 million, respectively, to compensation expense related to performance share awards granted in 2018 through 2022. The total intrinsic value of unvested performance share awards at June 30, 2022 and 2021 was $54.2 million and $55.0 million, respectively. During the six-month periods ended June 30, 2022 and 2021, equity awards (including accrued dividends) with an aggregate fair value of $21.8 million and $19.1 million, respectively, were vested and distributed to employees under this plan.

Cash Awards

On March 15, 2022, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $19.9 million in the aggregate for future grants to our officers and key employees that are denominated in units (125,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2022 provisional award will fully vest based on continuous employment through January 1, 2025. The ultimate award value will be equal to the trailing twelve-month price of our common stock on December 31, 2024, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2025. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the six-month period ended June 30, 2022 related to the 2022 provisional award under the Program.

On March 16, 2021, pursuant to the Program, the compensation committee approved provisional cash awards of $18.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (147,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2021 provisional awards were similar to the terms of the 2022 provisional awards. Based on our performance for 2021, we granted 143,000 units under the Program in the first quarter of 2022 that will fully vest on January 1, 2024. During the three and six-month periods ended June 30, 2022, we recognized $2.9 million and $5.5 million, respectively, to compensation expense related to these awards.

On March 12, 2020, pursuant to the Program, the compensation committee approved provisional cash awards of $18.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (213,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2020 provisional awards were similar to the terms of the 2022 provisional awards. Based on our performance for 2020, we granted 208,000 units under the Program in the first quarter of 2021 that will fully vest on January 1, 2023. During the three-month periods ended June 30, 2022 and 2021, we recognized $2.9 million and $2.3 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2022 and 2021, we recognized $6.0 million and $5.2 million, respectively, to compensation expense related to these awards.

On March 14, 2019, pursuant to the Program, the compensation committee approved provisional cash awards of $16.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (206,800 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2019 provisional awards were similar to the terms of the 2022 provisional awards. Based on our performance for 2019, we granted 200,000 units under the Program in the first quarter of 2020 that fully vested on January 1, 2022. During the three and six-month periods ended June 30, 2021, we recognized $1.9 million and $5.1 million to compensation expense related to these awards, respectively.

During the six-month period ended June 30, 2022, cash awards related to the 2019 provisional award with an aggregate fair value of $21.1 million (177,000 units in the aggregate) were vested and distributed to employees under the program. During the six-month period ended June 30, 2021, cash awards related to the 2018 provisional award with an aggregate fair value of $17.7 million (176,300 units in the aggregate) were vested and distributed to employees under the Program.

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

We have not received or pledged any collateral related to derivative arrangements at June 30, 2022.

The notional and fair values of derivatives designated as hedging instruments are as follows at June 30, 2022 and December 31, 2021 (in millions):

		Derivative Assets		Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At June 30, 2022
Interest rate contracts	$800.0	Other current assets	$39.0	Accrued compensation and other current liabilities	$—
		Other noncurrent assets	34.8	Other noncurrent liabilities	—
Foreign exchange contracts (1)	89.8	Other current assets	1.5	Accrued compensation and other current liabilities	16.2
		Other noncurrent assets	10.5	Other noncurrent liabilities	33.1
Total	$889.8		$85.8		$49.3
At December 31, 2021
Interest rate contracts	$1,000.0	Other current assets	$4.8	Accrued compensation and other current liabilities	$1.3
		Other noncurrent assets	3.4	Other noncurrent liabilities	11.5
Foreign exchange contracts (1)	17.3	Other current assets	4.3	Accrued compensation and other current liabilities	1.3
		Other noncurrent assets	4.3	Other noncurrent liabilities	7.2
Total	$1,017.3		$16.8		$21.3

(1)
Included within foreign exchange contracts at June 30, 2022 were $934.6 million of call options, offset with $934.6 million of put options, and $12.0 million of buy forwards, offset with $101.9 million of sell forwards. Included within foreign exchange contracts at December 31, 2021 were $483.8 million of call options, offset with $483.8 million of put options, and $10.5 million of buy forwards, offset with $27.9 million of sell forwards.

The effect of cash flow hedge accounting on accumulated other comprehensive loss for the three and six-month periods ended June 30, 2022 and 2021 were as follows (in millions):

			Amount of
		Amount of	Gain (Loss)
		Loss	Recognized
	Amount of	Reclassified	in Earnings
	Gain (Loss)	from	Related to
	Recognized in	Accumulated	Amount
	Accumulated	Other	Excluded
	Other	Comprehensive	from
	Comprehensive	Loss into	Effectiveness	Statement of Earnings
Instrument	Loss (1)	Earnings	Testing	Classification
Three-month period ended June 30, 2022
Interest rate contracts	$68.5	$(0.3)	$—	Interest expense
Foreign exchange contracts	(31.7)	0.1	—	Commission revenue
		—	0.5	Compensation expense
		(0.1)	0.4	Operating expense
Total	$36.8	$(0.3)	$0.9
Three-month period ended June 30, 2021
Interest rate contracts	$(41.7)	$(0.3)	$—	Interest expense
Foreign exchange contracts	(4.4)	(1.4)	(0.1)	Commission revenue
		(0.2)	0.2	Compensation expense
		(0.1)	0.2	Operating expense
Total	$(46.1)	$(2.0)	$0.3

Six-month period ended June 30, 2022
Interest rate contracts	$135.5	$(0.6)	$—	Interest expense
Foreign exchange contracts	(38.2)	(0.2)	—	Commission revenue
		(0.2)	0.8	Compensation expense
		(0.2)	0.6	Operating expense
Total	$97.3	$(1.2)	$1.4
Six-month period ended June 30, 2021
Interest rate contracts	$34.1	$(0.6)	$—	Interest expense
Foreign exchange contracts	(6.1)	(2.3)	(0.2)	Commission revenue
		(0.5)	0.6	Compensation expense
		(0.3)	0.5	Operating expense
Total	$28.0	$(3.7)	$0.9

(1)
For the three and six-month periods ended June 30, 2022, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a gain of $1.2 million and $0.5 million, respectively. For the three and six-month periods ended June 30, 2021, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was zero and a loss of $1.2 million, respectively.

We estimate that approximately $26.4 million of pretax loss currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months. During the three-month period ended June 30, 2022, we settled and received cash of approximately $52.7 million of interest rate contracts hedges with a notional value of $400.0 million that will be amortized into interest expense in future periods.

13. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase obligations at June 30, 2022 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$1,600.0	$1,600.0
Note purchase agreements	—	250.0	475.0	200.0	640.0	2,683.0	4,248.0
Credit Agreement	460.0	—	—	—	—	—	460.0
Premium Financing Debt Facility	177.2	—	—	—	—	—	177.2
Interest on debt	118.3	229.0	212.3	197.7	178.8	1,568.5	2,504.6
Total debt obligations	755.5	479.0	687.3	397.7	818.8	5,851.5	8,989.8
Operating lease obligations	43.2	102.1	75.6	60.9	49.2	106.6	437.6
Less sublease arrangements	(0.3)	(0.5)	(0.2)	(0.2)	(0.2)	(0.3)	(1.7)
Outstanding purchase obligations	77.4	91.3	83.0	33.6	15.7	26.2	327.2
Total contractual obligations	$875.8	$671.9	$845.7	$492.0	$883.5	$5,984.0	$9,752.9

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at June 30, 2022. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of June 30, 2022 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2022	2023	2024	2025	2026	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$13.3	$13.3
Financial guarantees	0.5	1.4	2.0	0.2	0.1	0.1	4.3
Total commitments	$0.5	$1.4	$2.0	$0.2	$0.1	$13.4	$17.6

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

Since January 1, 2002, we have acquired 635 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2018 to 2022 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,753.2 million, of which $848.7 million was recorded in our consolidated balance sheet as of June 30, 2022 based on the estimated fair value of the expected future payments to be made, of which approximately $588.3 million can be settled in cash or stock at our option and $260.4 million must be settled in cash.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at June 30, 2022 or December 31, 2021, that was recourse to us.

At June 30, 2022, we had posted two letters of credit totaling $9.4 million, in the aggregate, related to our self‑insurance deductibles, for which we had a recorded liability of $17.6 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At June 30, 2022, we had posted eight letters of credit totaling $2.5 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.9 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and two letters of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. Currently we retain the first $15.0 million of every E&O claim up to $15.0 million. In addition, we retain, in aggregate, up to another $2.0 million between $15.0 million and $100.0 million, plus up to another $20.0 million between $100.0 million and $225.0 million, and up to another $10.0 million between $225.0 million and $365.0 million. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the June 30, 2022 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $4.1 million and below the upper end of the actuarial range by $5.7 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the

E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. We recorded tax benefits in connection with our ownership in these investments. At June 30, 2022, we had exposure on $108.0 million of previously earned tax credits. Under the TCJA, a portion of these previously earned tax credits were refunded in 2019 for tax year 2018, according to a specific formula. Under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was passed on March 27, 2020, we accelerated the refund of all remaining credits on April 17, 2020, and the remaining credits were refunded to us in the second quarter of 2020. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our June 30, 2022 consolidated balance sheet related to this exposure.

14. Supplemental Disclosures of Cash Flow Information

	Six-month period ended June 30,
Supplemental disclosures of cash flow information (in millions):	2022	2021
Interest paid	$119.7	$95.8
Income taxes paid, net	141.0	115.3

The following is a reconciliation of our end of period cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the six-month periods ended June 30, 2022 and 2021 (in millions):

	June 30,
	2022	2021
Cash and cash equivalents	$523.6	$3,204.1
Restricted cash	4,266.1	3,170.9
Total cash, cash equivalents and restricted cash	$4,789.7	$6,375.0

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $40.0 million and $34.5 million related to the plan in the six-month periods ended June 30, 2022 and 2021, respectively. Our board of directors has authorized a 5.0% employer match on eligible compensation to the 401(k) plan for the 2021 plan year and the use of common stock to fund our 2021 employer matching contributions, which was funded in February 2022.

In fourth quarter 2021, in our consolidated statement of cash flows, we reclassed the net funding of premium finance loans from cash flows from operating activities to cash flows from investing activities. This change was made as this better reflects the cash flows associated with these operations. In addition, within cash flows from operating activities, we reclassed the net change in deferred income taxes to provision for deferred income taxes. We made the applicable reclassifications to the prior-period amounts to conform to the current period presentation. The impact of these changes increased net cash provided by operating activities and decreased net cash used by investing activities by $0.6 million for the six-month period ended June 30, 2021. These reclassifications did not impact our previously reported net increase in cash, cash equivalents and restricted cash.

15. Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following

(in millions):

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Loss
Balance as of December 31, 2021	$(37.1)	$(613.4)	$(75.6)	$(726.1)
Net change in period	—	(403.0)	71.8	(331.2)
Balance as of June 30, 2022	$(37.1)	$(1,016.4)	$(3.8)	$(1,057.3)

The foreign currency translation during the six-month period ended June 30, 2022 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in the U.K., Australia, Canada, New Zealand, the Caribbean, India and other non-U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily in British pound, Australian dollar, Canadian dollar and New Zealand dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during the six-month period ended June 30, 2022 primarily relates to goodwill (see Note 6 for the impact on goodwill) and amortizable intangible assets held by operations with a non-USD functional currency.

During the six-month periods ended June 30, 2022 and 2021, $1.2 million and $2.9 million, of expense, respectively, related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During the six-month periods ended June 30, 2022 and 2021, $1.2 million and $3.7 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During the six-month periods ended June 30, 2022 and 2021, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

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

Financial information relating to our segments for the three and six-month periods ended June 30, 2022 and 2021 as follows

(in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2022	2021	2022	2021
Brokerage
Total revenues	$1,740.7	$1,390.2	$3,863.3	$3,000.4
Earnings before income taxes	$410.9	$299.7	$1,029.3	$780.0
Identifiable assets at June 30, 2022 and 2021			$36,374.1	$21,858.6
Risk Management
Total revenues	$302.0	$281.7	$591.9	$534.4
Earnings before income taxes	$38.8	$33.4	$71.1	$57.5
Identifiable assets at June 30, 2022 and 2021			$1,101.8	$1,058.5
Corporate
Total revenues	$0.3	$261.6	$23.1	$563.7
Loss before income taxes	$(97.4)	$(110.8)	$(210.4)	$(206.8)
Identifiable assets at June 30, 2022 and 2021			$2,514.5	$4,900.1
Total
Total revenues	$2,043.0	$1,933.5	$4,478.3	$4,098.5
Earnings before income taxes	$352.3	$222.3	$890.0	$630.7
Identifiable assets at June 30, 2022 and 2021			$39,990.4	$27,817.2

Disaggregation of Revenue

We disaggregate our revenue from contracts with clients by type and geographic location for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenues by type and segment for the three-month period ended June 30, 2022 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,282.4	$—	$—	$1,282.4
Fees	323.6	267.3	—	590.9
Supplemental revenues	65.7	—	—	65.7
Contingent revenues	43.1	—	—	43.1
Investment income	23.1	0.1	—	23.2
Net gains on divestitures	2.8	—	—	2.8
Revenues from clean coal activities	—	—	0.3	0.3
Revenues before reimbursements	1,740.7	267.4	0.3	2,008.4
Reimbursements	—	34.6	—	34.6
Total revenues	$1,740.7	$302.0	$0.3	$2,043.0

Revenues by type and segment for the six-month period ended June 30, 2022 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$2,847.7	$—	$—	$2,847.7
Fees	715.5	526.3	—	1,241.8
Supplemental revenues	140.0	—	—	140.0
Contingent revenues	114.7	—	—	114.7
Investment income	41.2	0.2	—	41.4
Net gains on divestitures	4.2	—	—	4.2
Revenues from clean coal activities	—	—	23.0	23.0
Other net revenues	—	—	0.1	0.1
Revenues before reimbursements	3,863.3	526.5	23.1	4,412.9
Reimbursements	—	65.4	—	65.4
Total revenues	$3,863.3	$591.9	$23.1	$4,478.3

Revenues by geographical location and segment for the three-month period ended June 30, 2022 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,015.0	$250.2	$0.3	$1,265.5
United Kingdom	426.2	12.5	—	438.7
Australia	76.6	34.3	—	110.9
Canada	93.8	1.4	—	95.2
New Zealand	47.2	3.6	—	50.8
Other foreign	81.9	—	—	81.9
Total revenues	$1,740.7	$302.0	$0.3	$2,043.0

Revenues by geographical location and segment for the six-month period ended June 30, 2022 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$2,351.7	$492.5	$23.1	$2,867.3
United Kingdom	866.4	23.5	—	889.9
Australia	135.6	66.0	—	201.6
Canada	181.3	2.8	—	184.1
New Zealand	81.6	7.1	—	88.7
Other foreign	246.7	—	—	246.7
Total revenues	$3,863.3	$591.9	$23.1	$4,478.3

Revenues by type and segment for the three-month period ended June 30, 2021 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$977.1	$—	$—	$977.1
Fees	296.0	244.9	—	540.9
Supplemental revenues	55.2	—	—	55.2
Contingent revenues	43.3	—	—	43.3
Investment income	18.1	—	—	18.1
Net gains on divestitures	0.5	0.1	—	0.6
Revenues from clean coal activities	—	—	261.0	261.0
Other net revenues	—	—	0.6	0.6
Revenues before reimbursements	1,390.2	245.0	261.6	1,896.8
Reimbursements	—	36.7	—	36.7
Total revenues	$1,390.2	$281.7	$261.6	$1,933.5

Revenues by type and segment for the six-month period ended June 30, 2021 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$2,102.5	$—	$—	$2,102.5
Fees	629.6	465.1	—	1,094.7
Supplemental revenues	122.0	—	—	122.0
Contingent revenues	106.6	—	—	106.6
Investment income	35.1	0.1	—	35.2
Net gains on divestitures	4.6	0.1	—	4.7
Revenues from clean coal activities	—	—	561.6	561.6
Other net revenues	—	—	2.1	2.1
Revenues before reimbursements	3,000.4	465.3	563.7	4,029.4
Reimbursements	—	69.1	—	69.1
Total revenues	$3,000.4	$534.4	$563.7	$4,098.5

Revenues by geographical location and segment for the three-month period ended June 30, 2021 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$812.4	$231.5	$261.6	$1,305.5
United Kingdom	326.1	11.8	—	337.9
Australia	70.7	33.0	—	103.7
Canada	79.9	1.4	—	81.3
New Zealand	45.4	4.0	—	49.4
Other foreign	55.7	—	—	55.7
Total revenues	$1,390.2	$281.7	$261.6	$1,933.5

Revenues by geographical location and segment for the six-month period ended June 30, 2021 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,919.0	$439.0	$563.7	$2,921.7
United Kingdom	618.5	22.9	—	641.4
Australia	124.7	62.0	—	186.7
Canada	147.4	2.8	—	150.2
New Zealand	77.9	7.7	—	85.6
Other foreign	112.9	—	—	112.9
Total revenues	$3,000.4	$534.4	$563.7	$4,098.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three and six-month periods ended June 30, 2022. Readers should review this information in conjunction with the June 30, 2022 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2021.

Prior Year Discussion of Results and Comparisons

For Information on fiscal second quarter 2021 results and similar comparisons, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-Q for the fiscal three and six-month periods ended June 30, 2021.

Information Regarding Non-GAAP Measures and Other

In the discussion and analysis of our results of operations that follows, in addition to reporting financial results in accordance with GAAP, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share, as adjusted (adjusted EPS), adjusted revenue, adjusted compensation and operating expenses, adjusted compensation expense ratio, adjusted operating expense ratio and organic revenue. These measures are not in accordance with, or an alternative to, the GAAP information provided in this quarterly report on Form 10‑Q. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition or because they provide investors with measures that our chief operating decision makers use when reviewing the company’s performance. See further below for definitions and additional reasons each of these measures is useful to investors. Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. We make determinations regarding certain elements of executive officer incentive compensation, performance share awards and annual cash incentive awards, partly on the basis of measures related to adjusted EBITDAC.

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
•
Acquisition integration costs, which include costs related to certain large acquisitions, outside the scope of our usual tuck-in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, compensation expense related to amortization of certain retention bonus arrangements, extra lease space, duplicate services and external costs incurred to assimilate the acquisition into our IT related systems.
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
•
Acquisition related adjustments, which include change in estimated acquisition earnout payables adjustments and acquisition related compensation charges.
•
Amortization of intangible assets reflects the amortization of customer/expiration lists, non-compete agreements, trade names and other intangible assets acquired through the company’s merger and acquisition strategy, the impact to amortization expense of acquisition valuation adjustments to these assets as well as non-cash impairment charges.

•
The impact of foreign currency translation, as applicable. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same period in the prior year.
•
Income tax related, which represents the impact of a one-time U.S. state tax benefit that resulted from legal entity restructuring and a favorable U.K. tax impact related to earnout liability adjustments in second quarter 2022. This represents the impact in first quarter 2022 of a one-time income tax benefit related to the revaluation of certain deferred income tax assets as a result of a change in our state effective income tax rate. The 2021 values represent the impact in second quarter 2021 of one-time income tax expense associated with the change in the U.K. effective income tax rate from 19% to 25% that is effective in 2023.
•
Adjusted ratios - Adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.

Non-GAAP Earnings Measures

We believe that the presentation of EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EPS and adjusted net earnings for the brokerage and risk management segments, each as defined below, provides a meaningful representation of our operating performance. Adjusted EPS is a performance measure and should not be used as a measure of our liquidity. We also consider EBITDAC and EBITDAC margin as ways to measure financial performance on an ongoing basis. In addition, adjusted EBITDAC, adjusted EBITDAC margin and adjusted EPS for the brokerage and risk management segments are presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

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
•
Adjusted EPS and Adjusted Net Earnings - Adjusted net earnings have been adjusted to exclude the after-tax impact of net gains on divestitures, acquisition integration costs, the impact of foreign currency translation, workforce related charges, lease termination related charges, acquisition related adjustments, transaction related costs, amortization of intangible assets, legal and income tax related costs and effective income tax rate impact, as applicable. Adjusted EPS is Adjusted Net Earnings divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and for the overall business is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability. This is the second quarter we have excluded amortization of intangible assets from adjusted EPS, and as such, we have provided the same adjustment for the prior period for comparability.

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

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 46 and 52), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on pages 40 and 41), for organic revenue measures (on pages 47 and 52), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses and adjusted EBITDAC margin, (on pages 48 and 49), respectively, for the brokerage segment and on page 53 for the risk management segment.

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

Overview and Second Quarter 2022 Highlights

We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. In the six-month period ended June 30, 2022, we generated approximately 64% of our revenues for the combined brokerage and risk management segments domestically and 36% internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 86%, 13% and 1%, respectively, to revenues during the six-month period ended June 30, 2022. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, and other investments, and interest income from premium financing.

We typically cite the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment. The second quarter 2022 survey had not been published as of the filing date of this report. The first quarter 2022 survey indicated that commercial property/casualty rates increased by 6.6% on average. We expect a similar trend to be noted when the CIAB second quarter 2022 survey report is issued, which would indicate overall continued price firming and hardening in some lines. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

We believe increases in property/casualty rates will continue during 2022, and if loss trends deteriorate over the coming quarters, it could lead to a more difficult rate and conditions environment in certain lines. Despite the ongoing military conflict between Russia and Ukraine, first half 2022 economic activity has improved from 2020 COVID-19 impacted levels and the combination of inflation, a tight labor market and lower unemployment is likely contributing to increases in client insured exposures. Additionally, we expect that our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. Overall, we believe that in a positive rate environment with growing exposures, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budget. Based on our experience, there is adequate capacity in the insurance market for most lines of coverage, terms and conditions are tightening, most insurance carriers appear to be making rational pricing decisions and clients can broadly still obtain coverage.

Summary of Financial Results - Three-Month Periods Ended June 30, 2022 and 2021

See the reconciliations of non-GAAP measures on page 42.

(Dollars in millions, except per share data)	2nd Quarter 2022		2nd Quarter 2021		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$1,740.7	$1,737.9	$1,390.2	$1,347.9	25%	29%
Organic revenues		$1,474.2		$1,330.9		10.8%
Net earnings	$311.7		$227.6		37%
Net earnings margin	17.9%		16.4%		+ 154 bpts
Adjusted EBITDAC		$555.5		$443.9		25%
Adjusted EBITDAC margin		32.0%		32.9%		- 97 bpts
Diluted net earnings per share	$1.45	$1.82	$1.09	$1.52	33%	20%
Risk Management Segment
Revenues before reimbursements	$267.4	$267.4	$245.0	$241.1	9%	11%
Organic revenues		$265.9		$241.1		10.3%
Net earnings	$28.6		$24.9		15%
Net earnings margin (before reimbursements)	10.7%		10.2%		+ 54 bpts
Adjusted EBITDAC		$50.6		$47.3		7%
Adjusted EBITDAC margin (before reimbursements)		18.9%		19.6%		- 70 bpts
Diluted net earnings per share	$0.13	$0.14	$0.12	$0.13	8%	8%
Corporate Segment
Diluted net loss per share	$(0.25)	$(0.26)	$(0.29)	$(0.16)
Total Company
Diluted net earnings per share	$1.33	$1.70	$0.92	$1.49	45%	14%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$1.58	$1.96	$1.21	$1.65	31%	19%

Summary of Financial Results - Six-Month Periods Ended June 30, 2022 and 2021

See the reconciliation of non-GAAP measures on page 43.

(Dollars in millions, except per share data)	Six-Months 2022		Six-Months 2021		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$3,863.3	$3,859.1	$3,000.4	$2,939.2	29%	31%
Organic revenues		$3,198.3		$2,904.2		10.1%
Net earnings	$776.0		$592.0		31%
Net earnings margin	20.1%		19.7%		+ 36 bpts
Adjusted EBITDAC		$1,399.5		$1,069.3		31%
Adjusted EBITDAC margin		36.3%		36.4%		- 12 bpts
Diluted net earnings per share	$3.62	$4.69	$2.90	$3.78	25%	24%
Risk Management Segment
Revenues before reimbursements	$526.5	$526.5	$465.3	$459.1	13%	15%
Organic revenues		$517.0		$459.0		12.6%
Net earnings	$52.5		$42.9		22%
Net earnings margin (before reimbursements)	10.0%		9.2%		+ 75 bpts
Adjusted EBITDAC		$95.5		$87.5		9%
Adjusted EBITDAC margin (before reimbursements)		18.1%		19.1%		- 92 bpts
Diluted net earnings per share	$0.24	$0.26	$0.21	$0.24	14%	8%
Corporate Segment
Diluted net loss per share	$(0.48)	$(0.45)	$(0.28)	$(0.15)
Total Company
Diluted net earnings per share	$3.38	$4.50	$2.83	$3.87	19%	16%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$3.86	$4.95	$3.11	$4.02	24%	23%

In our corporate segment, net after-tax (loss) earnings from our clean energy investments were $(2.3) million and $20.8 million, as reported, in the three-month periods ended June 30, 2022 and 2021, respectively. In our corporate segment, net after-tax (loss) earnings from our clean energy investments were $(4.3) million and $54.2 million, as reported, in the six-month periods ended

June 30, 2022 and 2021, respectively. At this time, we do not anticipate our clean energy investments will produce after-tax earnings in 2022.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three and six-month periods ended June 30, 2022 with the same periods in 2021. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 46 and 52, respectively, of this filing.

For the Three-Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net Earnings
	Reimbursements		Net Earnings (Loss)		EBITDAC		(Loss) Per Share
Segment	2022	2021	2022	2021	2022	2021	2022	2021	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$1,740.7	$1,390.2	$311.7	$227.6	$506.7	$440.0	$1.45	$1.09	33%
Net gains on divestitures	(2.8)	(0.5)	(2.3)	(0.4)	(2.8)	(0.5)	(0.01)	—
Acquisition integration	—	—	32.6	4.7	39.0	6.2	0.15	0.02
Workforce and lease termination	—	—	9.6	3.1	8.1	4.1	0.04	0.02
Acquisition related adjustments	—	—	(34.8)	9.2	4.5	7.7	(0.16)	0.05
Amortization of intangible assets	—	—	75.1	80.8	—	—	0.35	0.39
Levelized foreign currency translation	—	(41.8)	—	(9.4)	—	(13.6)	—	(0.05)
Brokerage, as adjusted *	1,737.9	1,347.9	391.9	315.6	555.5	443.9	1.82	1.52	20%
Risk Management, as reported	267.4	245.0	28.6	24.9	48.6	47.6	0.13	0.12	8%
Net gains on divestitures	—	(0.1)	—	(0.1)	—	(0.1)	—	—
Workforce and lease termination	—	—	0.6	0.5	0.7	0.6	—	—
Acquisition related adjustments	—	—	(1.2)	0.3	0.1	0.2	—	—
Acquisition integration	—	—	0.9	—	1.2	—	—	—
Amortization of intangible assets	—	—	1.2	1.6	—	—	0.01	0.01
Levelized foreign currency translation	—	(3.8)	—	(0.6)	—	(1.0)	—	—
Risk Management, as adjusted *	267.4	241.1	30.1	26.6	50.6	47.3	0.14	0.13	8%
Corporate, as reported	0.3	261.6	(55.2)	(50.7)	(31.9)	(50.1)	(0.25)	(0.29)
Transaction-related costs	—	—	5.1	8.7	5.6	10.2	0.02	0.04
Income tax related	—	—	(7.0)	19.3	—	—	(0.03)	0.09
Corporate, as adjusted*	0.3	261.6	(57.1)	(22.7)	(26.3)	(39.9)	(0.26)	(0.16)
Total Company, as reported	$2,008.4	$1,896.8	$285.1	$201.8	$523.4	$437.5	$1.33	$0.92	45%
Total Company, as adjusted *	$2,005.6	$1,850.6	$364.9	$319.5	$579.8	$451.3	$1.70	$1.49	14%
Total Brokerage & Risk
Management, as reported	$2,008.1	$1,635.2	$340.3	$252.5	$555.3	$487.6	$1.58	$1.21	31%
Total Brokerage & Risk
Management, as adjusted *	$2,005.3	$1,589.0	$422.0	$342.2	$606.1	$491.2	$1.96	$1.65	19%

*For the three-month period ended June 30, 2022, the pretax impact of the brokerage segment adjustments totals

$104.8 million, with a corresponding adjustment to the provision for income taxes of $24.6 million relating to these items. For the three-month period ended June 30, 2022, the pretax of the risk management segment adjustments totals $1.9 million, with a corresponding adjustment to the provision for income taxes of $0.4 million relating to these items. For the three-month period ended June 30, 2022, the pretax impact of the corporate segment adjustments totals $5.6 million, with a corresponding adjustment to the benefit for income taxes of $7.5 million relating to this item and the other tax items noted on page 58 in note (3). A detailed reconciliation of the 2022 provision for income taxes is shown on page 42.

*For the three-month period ended June 30, 2021, the pretax impact of the brokerage segment adjustments totals $115.4 million, with a corresponding adjustment to the provision for income taxes of $27.4 million relating to these items. For the three-month period ended June 30, 2021, the pretax of the risk management segment adjustments totals $2.3 million, with a corresponding adjustment to the provision for income taxes of $0.6 million relating to these items. For the three-month period ended June 30, 2021, the pretax impact of the corporate segment adjustments totals $10.2 million, with a corresponding adjustment to the benefit for income taxes of $(17.8) million relating to this item and the other tax items noted on page 58 in note (3). A detailed reconciliation of the 2021 provision for income taxes is shown on page 42.

For the Six-Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net Earnings
	Reimbursements		Net Earnings (Loss)		EBITDAC		(Loss) Per Share
Segment	2022	2021	2022	2021	2022	2021	2022	2021	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$3,863.3	$3,000.4	$776.0	$592.0	$1,293.1	$1,058.4	$3.62	$2.90	25%
Net gains on divestitures	(4.2)	(4.6)	(3.4)	(3.6)	(4.2)	(4.6)	(0.02)	(0.02)
Acquisition integration	—	—	67.6	7.9	82.8	10.3	0.32	0.04
Workforce and lease termination	—	—	14.6	8.7	14.3	9.3	0.07	0.04
Acquisition related adjustments	—	—	(18.4)	16.9	13.5	13.8	(0.09)	0.08
Amortization of intangible assets	—	—	168.8	159.9	—	—	0.79	0.79
Levelized foreign currency translation	—	(56.6)	—	(12.4)	—	(17.9)	—	(0.05)
Brokerage, as adjusted *	3,859.1	2,939.2	1,005.2	769.4	1,399.5	1,069.3	4.69	3.78	24%
Risk Management, as reported	526.5	465.3	52.5	42.9	92.7	87.4	0.24	0.21	14%
Net gains on divestitures	—	(0.1)	—	(0.1)	—	(0.1)	—	—
Workforce and lease termination	—	—	1.1	1.0	1.4	1.3	—	0.01
Acquisition related adjustments	—	—	(1.2)	2.1	0.2	0.2	—	0.01
Acquisition integration	—	—	0.9	—	1.2	—	—	—
Amortization of intangible assets	—	—	2.4	2.8	—	—	0.02	0.01
Levelized foreign currency translation	—	(6.1)	—	(0.7)	—	(1.3)	—	—
Risk Management, as adjusted *	526.5	459.1	55.7	48.0	95.5	87.5	0.26	0.24	8%
Corporate, as reported	23.1	563.7	(104.3)	(39.4)	(80.1)	(93.5)	(0.48)	(0.28)
Transaction-related costs	—	—	19.7	8.7	21.4	10.2	0.09	0.04
Income tax related	—	—	(12.0)	19.3	—	—	(0.06)	0.09
Corporate, as adjusted*	23.1	563.7	(96.6)	(11.4)	(58.7)	(83.3)	(0.45)	(0.15)
Total Company, as reported	$4,412.9	$4,029.4	$724.2	$595.5	$1,305.7	$1,052.3	$3.38	$2.83	19%
Total Company, as adjusted *	$4,408.7	$3,962.0	$964.3	$806.0	$1,436.3	$1,073.5	$4.50	$3.87	16%
Total Brokerage & Risk
Management, as reported	$4,389.8	$3,465.7	$828.5	$634.9	$1,385.8	$1,145.8	$3.86	$3.11	24%
Total Brokerage & Risk
Management, as adjusted *	$4,385.6	$3,398.3	$1,060.9	$817.4	$1,495.0	$1,156.8	$4.95	$4.02	23%

*For six-month period ended June 30, 2022, the pretax impact of the brokerage segment adjustments totals $297.1 million, with a corresponding adjustment to the provision for income taxes of $67.9 million relating to these items. For the six-month period ended June 30, 2022, the pretax impact of the risk management segment adjustments totals $4.3 million, with a corresponding adjustment to the provision for income taxes of $1.1 million relating to these items. For the six-month period ended June 30, 2022, the pretax impact of the corporate segment adjustments totals $21.4 million, with a corresponding adjustment to the benefit for income taxes of $13.7 million relating to these items and the other tax items noted on page 58 in note (3). A detailed reconciliation of the 2022 provision for income taxes is shown on page 43.

*For the six-month period ended June 30, 2021, the pretax impact of the brokerage segment adjustments totals $231.9 million, with a corresponding adjustment to the provision for income taxes of $54.5 million relating to these items. For the six-month period ended June 30, 2021, the pretax impact of the risk management segment adjustments totals $6.8 million, with a corresponding adjustment to the provision for income taxes of $1.7 million relating to these items. For the six-month period ended June 30, 2021, the pretax impact of the corporate segment adjustments totals $10.2 million, with a corresponding adjustment to the benefit for income taxes of $(17.8) million relating to these items and other tax items noted on page 58 in note (3). A detailed reconciliation of the 2021 provision for income taxes is shown on page 43.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings	Provision		Net Earnings (Loss)	Net Earnings (Loss)
	(Loss)	(Benefit)		Attributable to	Attributable to	Diluted Net
	Before Income	for Income	Net Earnings	Noncontrolling	Controlling	Earnings (Loss)
	Taxes	Taxes	(Loss)	Interests	Interests	per Share
Quarter Ended June 30, 2022
Brokerage, as reported	$410.9	$99.2	$311.7	$1.4	$310.3	$1.45
Net gains on divestitures	(2.8)	(0.5)	(2.3)	—	(2.3)	(0.01)
Acquisition integration	39.0	6.4	32.6	—	32.6	0.15
Workforce and lease termination	11.5	1.9	9.6	—	9.6	0.04
Acquisition related adjustments	(41.6)	(6.8)	(34.8)	—	(34.8)	(0.16)
Amortization of intangible assets	98.7	23.6	75.1	—	75.1	0.35
Brokerage, as adjusted	$515.7	$123.8	$391.9	$1.4	$390.5	$1.82
Risk Management, as reported	$38.8	$10.2	$28.6	$—	$28.6	$0.13
Workforce and lease termination	0.7	0.1	0.6	—	0.6	—
Acquisition related adjustments	(1.6)	(0.4)	(1.2)	—	(1.2)	—
Acquisition integration	1.2	0.3	0.9	—	0.9	—
Amortization of intangible assets	1.6	0.4	1.2	—	1.2	0.01
Risk Management, as adjusted	$40.7	$10.6	$30.1	$—	$30.1	$0.14
Corporate, as reported	$(97.4)	$(42.2)	$(55.2)	$(0.5)	$(54.7)	$(0.25)
Transaction-related costs	5.6	0.5	5.1	—	5.1	0.02
Income tax related	—	7.0	(7.0)	—	(7.0)	(0.03)
Corporate, as adjusted	$(91.8)	$(34.7)	$(57.1)	$(0.5)	$(56.6)	$(0.26)
Quarter Ended June 30, 2021
Brokerage, as reported	$299.7	$72.1	$227.6	$2.6	$225.0	$1.09
Net gains on divestitures	(0.5)	(0.1)	(0.4)	—	(0.4)	—
Acquisition integration	6.2	1.5	4.7	—	4.7	0.02
Workforce and lease termination	4.1	1.0	3.1	—	3.1	0.02
Acquisition related adjustments	12.2	3.0	9.2	—	9.2	0.05
Amortization of intangible assets	105.8	25.0	80.8	—	80.8	0.39
Levelized foreign currency translation	(12.4)	(3.0)	(9.4)	—	(9.4)	(0.05)
Brokerage, as adjusted	$415.1	$99.5	$315.6	$2.6	$313.0	$1.52
Risk Management, as reported	$33.4	$8.5	$24.9	$—	$24.9	$0.12
Net gains on divestitures	(0.1)	—	(0.1)	—	(0.1)	—
Workforce and lease termination	0.6	0.1	0.5	—	0.5	—
Acquisition related adjustments	0.3	—	0.3	—	0.3	—
Amortization of intangible assets	2.2	0.6	1.6	—	1.6	0.01
Levelized foreign currency translation	(0.7)	(0.1)	(0.6)	—	(0.6)	—
Risk Management, as adjusted	$35.7	$9.1	$26.6	$—	$26.6	$0.13
Corporate, as reported	$(110.8)	$(60.1)	$(50.7)	$9.0	$(59.7)	$(0.29)
Transaction-related costs	10.2	1.5	8.7	—	8.7	0.04
Income tax related	—	(19.3)	19.3	—	19.3	0.09
Corporate, as adjusted	$(100.6)	$(77.9)	$(22.7)	$9.0	$(31.7)	$(0.16)

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings	Provision		Net Earnings (Loss)	Net Earnings (Loss)
	(Loss)	(Benefit)		Attributable to	Attributable to	Diluted Net
	Before Income	for Income	Net Earnings	Noncontrolling	Controlling	Earnings (Loss)
	Taxes	Taxes	(Loss)	Interests	Interests	per Share
Six-Months Ended June 30, 2022
Brokerage, as reported	$1,029.3	$253.3	$776.0	$2.1	$773.9	$3.62
Net gains on divestitures	(4.2)	(0.8)	(3.4)	—	(3.4)	(0.02)
Acquisition integration	82.8	15.2	67.6	—	67.6	0.32
Workforce and lease termination	17.8	3.2	14.6	—	14.6	0.07
Acquisition related adjustments	(21.0)	(2.6)	(18.4)	—	(18.4)	(0.09)
Amortization of intangible assets	221.7	52.9	168.8	—	168.8	0.79
Brokerage, as adjusted	$1,326.4	$321.2	$1,005.2	$2.1	$1,003.1	$4.69
Risk Management, as reported	$71.1	$18.6	$52.5	$—	$52.5	$0.24
Workforce and lease termination	1.5	0.4	1.1	—	1.1	—
Acquisition related adjustments	(1.6)	(0.4)	(1.2)	—	(1.2)	—
Acquisition integration	1.2	0.3	0.9	—	0.9	—
Amortization of intangible assets	3.2	0.8	2.4	—	2.4	0.02
Risk Management, as adjusted	$75.4	$19.7	$55.7	$—	$55.7	$0.26
Corporate, as reported	$(210.4)	$(106.1)	$(104.3)	$(0.8)	$(103.5)	$(0.48)
Transaction-related costs	21.4	1.7	19.7	—	19.7	0.09
Income tax rate related	—	12.0	(12.0)	—	(12.0)	(0.06)
Corporate, as adjusted	$(189.0)	$(92.4)	$(96.6)	$(0.8)	$(95.8)	$(0.45)
Six-Months Ended June 30, 2021
Brokerage, as reported	$780.0	$188.0	$592.0	$4.4	$587.6	$2.90
Net gains on divestitures	(4.6)	(1.0)	(3.6)	—	(3.6)	(0.02)
Acquisition integration	10.3	2.4	7.9	—	7.9	0.04
Workforce and lease termination	11.1	2.4	8.7	—	8.7	0.04
Acquisition related adjustments	21.9	5.0	16.9	—	16.9	0.08
Amortization of intangible assets	209.4	49.5	159.9	—	159.9	0.79
Levelized foreign currency translation	(16.2)	(3.8)	(12.4)	—	(12.4)	(0.05)
Brokerage, as adjusted	$1,011.9	$242.5	$769.4	$4.4	$765.0	$3.78
Risk Management, as reported	$57.5	$14.6	$42.9	$—	$42.9	$0.21
Net gains on divestitures	(0.1)	—	(0.1)	—	(0.1)	—
Workforce and lease termination	1.3	0.3	1.0	—	1.0	0.01
Acquisition related adjustments	2.7	0.6	2.1	—	2.1	0.01
Amortization of intangible assets	3.8	1.0	2.8	—	2.8	0.01
Levelized foreign currency translation	(0.9)	(0.2)	(0.7)	—	(0.7)	—
Risk Management, as adjusted	$64.3	$16.3	$48.0	$—	$48.0	$0.24
Corporate, as reported	$(206.8)	$(167.4)	$(39.4)	$18.8	$(58.2)	$(0.28)
Transaction-related costs	10.2	1.5	8.7	—	8.7	0.04
Income tax related	—	(19.3)	19.3	—	19.3	0.09
Corporate, as adjusted	$(196.6)	$(185.2)	$(11.4)	$18.8	$(30.2)	$(0.15)

Acquisition of the Willis Towers Watson plc Treaty Reinsurance Brokerage Operations

On December 1, 2021, we acquired substantially all of the Willis Towers Watson plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets. As of the date of this filing, there is one remaining of the initial twelve international operations with deferred closings that is subject to local regulatory approval and is expected to close in the third quarter of 2022.

Results of Operations

Brokerage

The brokerage segment accounted for 86% of our revenues during the six-month period ended June 30, 2022. Our brokerage segment is primarily comprised of retail, wholesale and reinsurance brokerage operations. Our brokerage segment generates revenues by:

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

Financial information relating to our brokerage segment results for the three and six-month periods ended June 30, 2022 compared to the same periods in 2021, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2022	2021	Change	2022	2021	Change
Commissions	$1,282.4	$977.1	$305.3	$2,847.7	$2,102.5	$745.2
Fees	323.6	296.0	27.6	715.5	629.6	85.9
Supplemental revenues	65.7	55.2	10.5	140.0	122.0	18.0
Contingent revenues	43.1	43.3	(0.2)	114.7	106.6	8.1
Investment income	23.1	18.1	5.0	41.2	35.1	6.1
Net gains on divestitures	2.8	0.5	2.3	4.2	4.6	(0.4)
Total revenues	1,740.7	1,390.2	350.5	3,863.3	3,000.4	862.9
Compensation	979.2	773.4	205.8	2,075.6	1,595.1	480.5
Operating	254.8	176.8	78.0	494.6	346.9	147.7
Depreciation	29.4	21.1	8.3	53.6	43.2	10.4
Amortization	98.7	105.8	(7.1)	221.7	209.4	12.3
Change in estimated acquisition earnout payables	(32.3)	13.4	(45.7)	(11.5)	25.8	(37.3)
Total expenses	1,329.8	1,090.5	239.3	2,834.0	2,220.4	613.6
Earnings before income taxes	410.9	299.7	111.2	1,029.3	780.0	249.3
Provision for income taxes	99.2	72.1	27.1	253.3	188.0	65.3
Net earnings	311.7	227.6	84.1	776.0	592.0	184.0
Net earnings attributable to noncontrolling interests	1.4	2.6	(1.2)	2.1	4.4	(2.3)
Net earnings attributable to controlling interests	$310.3	$225.0	$85.3	$773.9	$587.6	$186.3
Diluted net earnings per share	$1.45	$1.09	$0.36	$3.62	$2.90	$0.72
Other Information
Change in diluted net earnings per share	33%	12%		25%	12%
Growth in revenues	25%	16%		29%	14%
Organic change in commissions and fees	11%	7%		10%	6%
Compensation expense ratio	56%	56%		54%	53%
Operating expense ratio	15%	13%		13%	12%
Effective income tax rate	24%	24%		25%	24%
Workforce at end of period (includes acquisitions)				30,919	26,446
Identifiable assets at June 30				$36,374.1	$21,858.6
EBITDAC
Net earnings	$311.7	$227.6	$84.1	$776.0	$592.0	$184.0
Provision for income taxes	99.2	72.1	27.1	253.3	188.0	65.3
Depreciation	29.4	21.1	8.3	53.6	43.2	10.4
Amortization	98.7	105.8	(7.1)	221.7	209.4	12.3
Change in estimated acquisition earnout payables	(32.3)	13.4	(45.7)	(11.5)	25.8	(37.3)
EBITDAC	$506.7	$440.0	$66.7	$1,293.1	$1,058.4	$234.7

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and six-month periods ended June 30, 2022 compared to the same periods in 2021 (in millions):

	Three-month period ended June 30,			Six-month period ended June 30,
	2022	2021	Change	2022	2021	Change
Net earnings, as reported	$311.7	$227.6	37%	$776.0	$592.0	31%
Provision for income taxes	99.2	72.1		253.3	188.0
Depreciation	29.4	21.1		53.6	43.2
Amortization	98.7	105.8		221.7	209.4
Change in estimated acquisition earnout payables	(32.3)	13.4		(11.5)	25.8
EBITDAC	506.7	440.0	15%	1,293.1	1,058.4	22%
Net gains on divestitures	(2.8)	(0.5)		(4.2)	(4.6)
Acquisition integration	39.0	6.2		82.8	10.3
Acquisition related adjustments	4.5	7.7		13.5	13.8
Workforce and lease termination related charges	8.1	4.1		14.3	9.3
Levelized foreign currency translation	—	(13.6)		—	(17.9)
EBITDAC, as adjusted	$555.5	$443.9	25%	$1,399.5	$1,069.3	31%
Net earnings margin, as reported	17.9%	16.4%	+ 154 bpts	20.1%	19.7%	+ 36 bpts
EBITDAC margin, as adjusted	32.0%	32.9%	- 97 bpts	36.3%	36.4%	- 12 bpts
Reported revenues	$1,740.7	$1,390.2		$3,863.3	$3,000.4
Adjusted revenues - see pages 40 and 41	$1,737.9	$1,347.9		$3,859.1	$2,939.2

Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended June 30, 2022, compared to the same period in 2021, was due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2022 ($239.5 million), and to the organic change in base commissions and fee revenues. The organic change in base commissions and fee revenues was 10.7% and 6.9% for the three-month periods ended June 30, 2022 and 2021, respectively.

The aggregate increase in base commissions and fees for the six-month period ended June 30, 2022, compared to the same period in 2021, was due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2022 ($616.7 million), and to the organic change in base commissions and fee revenues. The organic change in base commissions and fee revenues was 10.0% and 5.8% for the six-month periods ended June 30, 2022 and 2021, respectively.

In our property/casualty brokerage operations, during three-month period ended June 30, 2022 we saw continued strong customer retention and new business generation and increasing renewal premiums (premium rates and exposures). In our employee benefits brokerage operations, during the three-month period ended June 30, 2022, we saw stable covered lives on renewal business and increased consulting and special project work. We believe these favorable trends should continue into the second half of 2022; however, if the economic recovery slows or reverses course, we could see our revenue growth soften from first half 2022 levels.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three and six-month periods ended June 30, 2022 and 2021 include the following (in millions):

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
Organic Revenues (Non-GAAP)	2022	2021	Change	2022	2021	Change
Base Commissions and Fees
Commission and fees, as reported	$1,606.0	$1,273.1	26.1%	$3,563.2	$2,732.1	30.4%
Less commission and fee revenues from acquisitions	(239.5)	—		(616.7)	—
Less divested operations	—	(0.3)		—	(2.1)
Levelized foreign currency translation	—	(38.0)		—	(51.1)
Organic base commission and fees	$1,366.5	$1,234.8	10.7%	$2,946.5	$2,678.9	10.0%
Supplemental revenues
Supplemental revenues, as reported	$65.7	$55.2	19.0%	$140.0	$122.0	14.8%
Less supplemental revenues from acquisitions	(0.1)	—		(1.1)	—
Levelized foreign currency translation	—	(1.8)		—	(2.4)
Organic supplemental revenues	$65.6	$53.4	22.9%	$138.9	$119.6	16.1%
Contingent revenues
Contingent revenues, as reported	$43.1	$43.3	-0.5%	$114.7	$106.6	7.6%
Less contingent revenues from acquisitions	(1.0)	—		(1.8)	—
Levelized foreign currency translation	—	(0.6)		—	(0.9)
Organic contingent revenues	$42.1	$42.7	-1.4%	$112.9	$105.7	6.8%
Total reported commissions, fees, supplemental revenues and contingent revenues	$1,714.8	$1,371.6	25.0%	$3,817.9	$2,960.7	29.0%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(240.6)	—		(619.6)	—
Less divested operations and program repricing	—	(0.3)		—	(2.1)
Levelized foreign currency translation	—	(40.4)		—	(54.4)
Total organic commissions, fees, supplemental revenues and contingent revenues	$1,474.2	$1,330.9	10.8%	$3,198.3	$2,904.2	10.1%

The following is a summary of brokerage segment acquisition activity for 2022 and 2021:

	Three-month period ended June 30,		Six-month period ended June 30,
	2022	2021	2022	2021
Number of acquisitions closed	8	7	13	12
Estimated annualized revenues acquired (in millions)	$50.1	$34.1	$82.3	$123.8

In the three and six-month periods ended June 30, 2022 we did not issue any shares of our common stock in connection with acquisitions. We issued 92,000 and 566,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions made in the three and six-month periods ended June 30, 2021, respectively.

On December 1, 2021, we acquired substantially all of the Willis Towers Watson plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets. As of the date of this filing, there is one remaining of the initial twelve international operations with deferred closings that is subject to local regulatory approval and is expected to close in the third quarter of 2022.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2022, 2021 and 2020 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2022
Reported supplemental revenues	$74.3	$65.7			$140.0
Reported contingent revenues	71.6	43.1			114.7
Reported supplemental and contingent revenues	$145.9	$108.8			$254.7
2021
Reported supplemental revenues	$66.8	$55.2	$61.0	$65.7	$248.7
Reported contingent revenues	63.3	43.3	43.7	37.7	188.0
Reported supplemental and contingent revenues	$130.1	$98.5	$104.7	$103.4	$436.7
2020
Reported supplemental revenues	$59.0	$50.3	$54.7	$57.9	$221.9
Reported contingent revenues	45.1	37.4	34.5	30.0	147.0
Reported supplemental and contingent revenues	$104.1	$87.7	$89.2	$87.9	$368.9

Investment income and net gains on divestitures - This primarily represents (1) interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing and (2) net gains related to divestitures and sales of books of business, which were $2.8 million and $0.5 million for the three-month periods ended June 30, 2022 and 2021, respectively and $4.2 million and $4.6 million for the six-month periods ended June 30, 2022 and 2021, respectively. Investment income in the three and six-month periods ended June 30, 2022 increased compared to the same periods in 2021, primarily due to increases in interest income due to increases in interest rates earned on our funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and six-month periods ended June 30, 2022 with the same periods in 2021 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2022	2021	2022	2021
Compensation expense, as reported	$979.2	$773.4	$2,075.6	$1,595.1
Acquisition integration	(25.5)	(3.6)	(55.8)	(7.2)
Workforce and lease termination related charges	(6.0)	(2.8)	(11.5)	(7.3)
Acquisition related adjustments	(4.5)	(7.7)	(13.5)	(13.8)
Levelized foreign currency translation	—	(22.3)	—	(30.8)
Compensation expense, as adjusted	$943.2	$737.0	$1,994.8	$1,536.0
Reported compensation expense ratios	56.3%	55.6%	53.7%	53.2%
Adjusted compensation expense ratios	54.3%	54.7%	51.7%	52.3%
Reported revenues	$1,740.7	$1,390.2	$3,863.3	$3,000.4
Adjusted revenues - see pages 40 and 41	$1,737.9	$1,347.9	$3,859.1	$2,939.2

The $205.8 million increase in compensation expense for the three-month period ended June 30, 2022 compared to the same period in 2021, was primarily due to compensation associated with the acquisitions completed in the twelve month period ended June 30, 2022 ‑ $115.2 million, producer compensation and other incentive compensation linked to operating results - $68.7 million in the aggregate, and increases in acquisition integration costs - $21.9 million.

The $480.5 million increase in compensation expense for the six-month period ended June 30, 2022, compared to the same period in 2021, was primarily due to compensation associated with the acquisitions completed in the twelve month period ended June 30, 2022 ‑ $276.7 million, producer compensation and other incentive compensation linked to operating results - $155.2 million in the aggregate, and increases in acquisition integration costs - $48.6 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and six-month periods ended June 30, 2022 with the same periods in 2021 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2022	2021	2022	2021
Operating expense, as reported	$254.8	$176.8	$494.6	$346.9
Acquisition integration	(13.5)	(2.6)	(27.0)	(3.1)
Workforce and lease termination related charges	(2.1)	(1.3)	(2.8)	(2.0)
Levelized foreign currency translation	—	(5.9)	—	(7.9)
Operating expense, as adjusted	$239.2	$167.0	$464.8	$333.9
Reported operating expense ratios	14.6%	12.7%	12.8%	11.6%
Adjusted operating expense ratios	13.8%	12.4%	12.0%	11.4%
Reported revenues	$1,740.7	$1,390.2	$3,863.3	$3,000.4
Adjusted revenues - see pages 40 and 41	$1,737.9	$1,347.9	$3,859.1	$2,939.2

The $78.0 million increase in operating expense for the three-month period ended June 30, 2022 compared to the same period in 2021, was primarily due to expenses associated with the acquisitions completed in the twelve month period ended June 30, 2022 - $33.8 million, increases in technology, advertising, travel, entertainment and other client-related expenses - $33.3 million in the aggregate, and acquisition integration costs - $10.9 million.

The $147.7 million increase in operating expense for the six-month period ended June 30, 2022 compared to the same period in 2021, was primarily due to expenses associated with the acquisitions completed in the twelve month period ended June 30, 2022 ‑ $64.5 million, increases in technology, advertising, travel, entertainment and other client-related expenses ‑ $59.3 million in the aggregate, and acquisition integration costs - $23.9 million. During second quarter 2022 and the six-month period ended June 30, 2022, relative to the same periods in 2021, as we increased our business activities, we experienced increases in travel and entertainment, full restoration of advertising and more normalized usage of our employee medical plan, resumption of annual support-layer wage increases, increased use of external consultants, further investment in support of our hybrid employee environment, continued investment in cyber security and an increase in incentive compensation.

Depreciation - Depreciation expense increased in the three and six-month periods ended June 30, 2022 compared to the same periods in 2021 by $8.3 million and $10.4 million, respectively. The increase in depreciation expense in 2022 compared to 2021 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increase in depreciation expense was the depreciation expenses associated with acquisitions completed in the twelve-month period ended June 30, 2022.

Amortization - The decrease in amortization expense in the three-month period ended June 30, 2022 compared to the same period in 2021 was primarily due to the impact of acquisition valuation true-ups recorded in the second quarter of 2022 relating to acquisitions made in fourth quarter of 2021, partially offset by the impact of amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2022. The increase in amortization expense in the six-month period ended June 30, 2022 compared to the same period in 2021 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2022, partially offset by 2021 impairment charges and acquisition valuation adjustments in 2021 and 2022. Based on the results of impairment reviews during the three-month periods ended June 30, 2022 and 2021, we wrote off $0.3 million and $8.0 million, respectively, of amortizable assets. Based on the results of impairment reviews during the six-month periods ended June 30, 2022 and 2021, we wrote off $0.4 million and $13.1 million, respectively, of amortizable assets. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three and six-month periods ended June 30, 2022 compared to the same periods in 2021, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During the three-month periods ended June 30, 2022 and 2021, we recognized $13.8 million and $8.9 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2018 to 2022. During the six-month periods ended June 30, 2022 and 2021, we recognized $23.0 million and $17.7 million, respectively, of expense related to the accretion of the discount recorded for earnout obligation in connection with our acquisitions made in the period from 2018 to 2022. In addition, during the three-month periods ended June 30, 2022 and 2021, we recognized $46.1 million of income and $4.5 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to rising interest rates and increased market volatility and projections of future performance for 30 and 25 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2022 and 2021, we recognized $34.5 million of income and $8.1 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligation in connection with revised assumptions due to rising interest rates and increased market volatility and projections of future performance for 50 and 45 acquisitions, respectively. The income adjustments in the three-month and six month periods ended June 30, 2022, primarily relate to the Willis Towers Watson plc treaty reinsurance brokerage operations acquisition earnout and reflect updated assumptions due to rising interest rates and increased market volatility, and does not reflect any material change seen in the underlying performance of this acquisition or the ultimate earnout expected to be paid at the end of the earnout measurement period.

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

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2022 and 2021, was 24.1%. The brokerage segment's effective income tax rates for the six-month periods ended June 30, 2022 and 2021, were 24.6% and 24.1%, respectively. In first quarter of 2022, we increased our state effective income tax rate, which resulted in the overall U.S. effective income tax rate increasing from 25% to 26% and caused us to incur additional income tax expense. We anticipate reporting an effective tax rate of approximately 24.0% to 25.5% in our brokerage segment for the foreseeable future.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended June 30, 2022 and 2021, include noncontrolling interest earnings of $1.4 million and $2.6 million, respectively, and for the six-month periods ended June 30, 2022 and 2021, $2.1 million and $4.4 million, respectively.

Risk Management

The risk management segment accounted for 13% of our revenue during the six-month period ended June 30, 2022. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for the three and six-month periods ended June 30, 2022 and 2021 as compared to the same periods in 2021, is as follows (in millions, except per share, percentages and workforce data):

Statement of Earnings	Three-month period ended June 30,			Six-month period ended June 30,
	2022	2021	Change	2022	2021	Change
Fees	$267.3	$244.9	$22.4	$526.3	$465.1	$61.2
Investment income	0.1	—	0.1	0.2	0.1	0.1
Net gains on divestitures	—	0.1	(0.1)	—	0.1	(0.1)
Revenues before reimbursements	267.4	245.0	22.4	526.5	465.3	61.2
Reimbursements	34.6	36.7	(2.1)	65.4	69.1	(3.7)
Total revenues	302.0	281.7	20.3	591.9	534.4	57.5
Compensation	159.1	145.9	13.2	317.8	280.0	37.8
Operating	59.7	51.5	8.2	116.0	97.9	18.1
Reimbursements	34.6	36.7	(2.1)	65.4	69.1	(3.7)
Depreciation	9.7	11.6	(1.9)	19.8	23.1	(3.3)
Amortization	1.6	2.2	(0.6)	3.2	3.8	(0.6)
Change in estimated acquisition earnout payables	(1.5)	0.4	(1.9)	(1.4)	3.0	(4.4)
Total expenses	263.2	248.3	14.9	520.8	476.9	43.9
Earnings before income taxes	38.8	33.4	5.4	71.1	57.5	13.6
Provision for income taxes	10.2	8.5	1.7	18.6	14.6	4.0
Net earnings	28.6	24.9	3.7	52.5	42.9	9.6
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings attributable to controlling interests	$28.6	$24.9	$3.7	$52.5	$42.9	$9.6
Diluted net earnings per share	$0.13	$0.12	$0.01	$0.24	$0.21	$0.03
Other information
Change in diluted net earnings per share	8%	140%		14%	40%
Growth in revenues (before reimbursements)	9%	28%		13%	16%
Organic change in fees (before reimbursements)	10%	20%		13%	10%
Compensation expense ratio (before reimbursements)	60%	60%		60%	60%
Operating expense ratio (before reimbursements)	22%	21%		22%	21%
Effective income tax rate	26%	25%		26%	25%
Workforce at end of period (includes acquisitions)				7,691	6,960
Identifiable assets at June 30				$1,101.8	$1,058.5
EBITDAC
Net earnings	$28.6	$24.9	$3.7	$52.5	$42.9	$9.6
Provision for income taxes	10.2	8.5	1.7	18.6	14.6	4.0
Depreciation	9.7	11.6	(1.9)	19.8	23.1	(3.3)
Amortization	1.6	2.2	(0.6)	3.2	3.8	(0.6)
Change in estimated acquisition earnout payables	(1.5)	0.4	(1.9)	(1.4)	3.0	(4.4)
EBITDAC	$48.6	$47.6	$1.0	$92.7	$87.4	$5.3

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and six-month periods ended June 30, 2022 to the same periods in 2021 (in millions):

	Three-month period ended June 30,			Six-month period ended June 30,
	2022	2021	Change	2022	2021	Change
Net earnings, as reported	$28.6	$24.9	15%	$52.5	$42.9	22%
Provision for income taxes	10.2	8.5		18.6	14.6
Depreciation	9.7	11.6		19.8	23.1
Amortization	1.6	2.2		3.2	3.8
Change in estimated acquisition earnout payables	(1.5)	0.4		(1.4)	3.0
Total EBITDAC	48.6	47.6	2%	92.7	87.4	6%
Net gains on divestitures	—	(0.1)		—	(0.1)
Workforce and lease termination related charges	0.7	0.6		1.4	1.3
Acquisition related adjustments	0.1	0.2		0.2	0.2
Acquisition integration	1.2	—		1.2	—
Levelized foreign currency translation	—	(1.0)		—	(1.3)
EBITDAC, as adjusted	$50.6	$47.3	7%	$95.5	$87.5	9%
Net earnings margin (before reimbursements), as reported	10.7%	10.2%	+ 54 bpts	10.0%	9.2%	+ 75 bpts
EBITDAC margin (before reimbursements), as adjusted	18.9%	19.6%	- 70 bpts	18.1%	19.1%	- 92 bpts
Reported revenues (before reimbursements)	$267.4	$245.0		$526.5	$465.3
Adjusted revenues (before reimbursements) - see pages 40 and 41	$267.4	$241.1		$526.5	$459.1

Fees - In our risk management operations, for the three-month period ended June 30, 2022, new core workers compensation and general liability claims arising improved from 2021 due to our clients’ improving business conditions and are well above second quarter 2020 pandemic lows. We believe these favorable trends should continue for the remainder of 2022, however, a slower recovery or reversal in the number of workers employed could cause fewer new core workers compensation claims to arise in future quarters. Organic change in fee revenues for the three-month period ended June 30, 2022 was 10.3 % compared to 19.6% for the same period in 2021. Organic change in fee revenues for the six-month period ended June 30, 2022 was 12.6% compared to 9.6% for the same period in 2021.

Items excluded from organic fee computations yet impacting revenue comparisons for the three and six-month periods ended June 30, 2022 and 2021 include the following (in millions):

	Three-Month Period Ended June 30			Six-Month Period Ended June 30
Organic Revenues (Non-GAAP)	2022	2021	Change	2022	2021	Change
Fees	$262.1	$240.0	9.2%	$517.4	$457.3	13.1%
International performance bonus fees	5.2	4.9		8.9	7.8
Fees as reported	267.3	244.9	9.1%	526.3	465.1	13.2%
Less fees from acquisitions	(1.4)	—		(9.3)	—
Levelized foreign currency translation	—	(3.8)		—	(6.1)
Organic fees	$265.9	$241.1	10.3%	$517.0	$459.0	12.6%

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

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in the three and six-month periods ended June 30, 2022 was flat compared to the same periods in 2021.

The following is a summary of risk management segment acquisition activity for 2022 and 2021:

	Three-month period ended June 30,		Six-month period ended June 30,
	2022	2021	2022	2021
Number of acquisitions closed	1	1	1	2
Estimated annualized revenues acquired (in millions)	$2.5	$36.0	$2.5	$50.0

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and six-month periods ended June 30, 2022 with the same periods in 2021 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2022	2021	2022	2021
Compensation expense, as reported	$159.1	$145.9	$317.8	$280.0
Workforce and lease termination related charges	(0.5)	(0.4)	(0.8)	(0.8)
Acquisition related adjustments	(0.1)	(0.2)	(0.2)	(0.2)
Levelized foreign currency translation	—	(2.3)	—	(3.9)
Compensation expense, as adjusted	$158.5	$143.0	$316.8	$275.1
Reported compensation expense ratios (before reimbursements)	59.5%	59.6%	60.4%	60.2%
Adjusted compensation expense ratios (before reimbursements)	59.3%	59.3%	60.2%	59.9%
Reported revenues (before reimbursements)	$267.4	$245.0	$526.5	$465.3
Adjusted revenues (before reimbursements) - see pages 40 and 41	$267.4	$241.1	$526.5	$459.1

The $13.2 million increase in compensation expense for the three-month period ended June 30, 2022 compared to the same period in 2021, was primarily due to increased base compensation and other incentive compensation linked to operating results - $12.7 million in the aggregate, and compensation associated with the acquisitions completed in the twelve month period June 30, 2022 - $0.5 million.

The $37.8 million increase in compensation expense for the six-month period ended June 30, 2022 compared to the same period in 2021, was primarily due to increased base compensation and other incentive compensation linked to operating results - $30.9 million in the aggregate, and compensation associated with the acquisitions completed in the twelve month period ended June 30, 2022 ‑ $6.9 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and six-month periods ended June 30, 2022 with the same periods in 2021 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2022	2021	2022	2021
Operating expense, as reported	$59.7	$51.5	$116.0	$97.9
Workforce and lease termination related charges	(0.2)	(0.2)	(0.6)	(0.5)
Acquisition integration	(1.2)	—	(1.2)	—
Levelized foreign currency translation	—	(0.5)	—	(0.9)
Operating expense, as adjusted	$58.3	$50.8	$114.2	$96.5
Reported operating expense ratios (before reimbursements)	22.3%	21.0%	22.0%	21.0%
Adjusted operating expense ratios (before reimbursements)	21.8%	21.1%	21.7%	21.0%
Reported revenues (before reimbursements)	$267.4	$245.0	$526.5	$465.3
Adjusted revenues (before reimbursements) - see pages 40 and 41	$267.4	$241.1	$526.5	$459.1

The $8.2 million increase in operating expense for the three-month period ended June 30, 2022 compared to the same period in 2021, was primarily due to increases in professional fees, advertising, travel, entertainment and other client-related expenses in the aggregate, partially offset by savings in real estate related to office consolidations.

The $18.1 million increase in operating expense for the six-month period ended June 30, 2022 compared to the same period in 2021, was primarily due to increases in professional fees, business insurance, advertising, travel, entertainment and other client-related expenses in the aggregate ‑ $16.3 million and expenses associated with the acquisitions completed in the twelve month period ended June 30, 2022 ‑ $1.8 million.

Depreciation - Depreciation expense decreased in the three and six-month periods ended June 30, 2022 compared to the same periods in 2021 by $1.9 million and $3.3 million, respectively, which reflects the impact of office consolidations that occurred as leases expired in 2022 and 2021 (less depreciation associated with furniture, equipment and leasehold improvements), partially offset by expenditures related to upgrading computer systems.

Amortization - The amortization expense decreased in the three and six-month periods ended June 30, 2022 compared to the same periods in 2021 by $0.9 million and was primarily due to amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2022.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three and six-month periods ended June 30, 2022 compared to the same periods in 2021, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended June 30, 2022 and 2021, we recognized $0.2 million and $0.3 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the six-month periods ended June 30, 2022 and 2021, we recognized $0.4 million and $0.5 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended June 30, 2022 and 2021, we recognized $1.7 million of income and $0.1 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for two and one acquisitions, respectively. In addition, during the six-month periods ended June 30, 2022 and 2021, we recognized $1.8 million of income and $2.5 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for three acquisitions.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2022 and 2021, were 26.3% and 25.4%, respectively. The risk management's effective income tax rates for the six-month periods ended June 30, 2022 and 2021, were 26.2% and 25.3%, respectively. In first quarter of 2022, we increased our state effective income tax rate, which resulted in the overall U.S. effective income tax rate increasing from 25% to 26% and caused us to incur additional income tax expense. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment for the foreseeable future.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency translation. For a detailed discussion of the nature of these investments, see Note 14 to our most recent Annual Report on Form 10‑K as of December 31, 2021. For a detailed discussion of the nature of our debt, see Note 7 to our consolidated financial statements included herein as of June 30, 2022 and in Note 8 to our most recent Annual Report on Form 10‑K as of December 31, 2021.

Financial information relating to our corporate segment results for the three and six-month periods ended June 30, 2022 compared to the same periods in 2021 is as follows (in millions, except per share):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2022	2021	Change	2022	2021	Change
Revenues from consolidated clean coal production plants	$—	$245.3	$(245.3)	$22.3	$528.4	$(506.1)
Royalty income from clean coal licenses	0.3	16.4	(16.1)	0.7	34.3	(33.6)
Loss from unconsolidated clean coal production plants	—	(0.7)	0.7	—	(1.1)	1.1
Other net revenues	—	0.6	(0.6)	0.1	2.1	(2.0)
Total revenues	0.3	261.6	(261.3)	23.1	563.7	(540.6)
Cost of revenues from consolidated clean coal production plants	—	268.8	(268.8)	22.9	577.9	(555.0)
Compensation	22.8	17.8	5.0	49.7	37.6	12.1
Operating	9.4	25.1	(15.7)	30.6	41.7	(11.1)
Interest	64.6	56.2	8.4	128.5	104.3	24.2
Depreciation	0.9	4.5	(3.6)	1.8	9.0	(7.2)
Total expenses	97.7	372.4	(274.7)	233.5	770.5	(537.0)
Loss before income taxes	(97.4)	(110.8)	13.4	(210.4)	(206.8)	(3.6)
Benefit for income taxes	(42.2)	(60.1)	17.9	(106.1)	(167.4)	61.3
Net loss	(55.2)	(50.7)	(4.5)	(104.3)	(39.4)	(64.9)
Net (loss) earnings attributable to noncontrolling interests	(0.5)	9.0	(9.5)	(0.8)	18.8	(19.6)
Net loss attributable to controlling interests	$(54.7)	$(59.7)	$5.0	$(103.5)	$(58.2)	$(45.3)
Diluted net loss per share	$(0.25)	$(0.29)	$0.04	$(0.48)	$(0.28)	$(0.20)
Identifiable assets at June 30				$2,514.5	$4,900.1
EBITDAC
Net loss	$(55.2)	$(50.7)	$(4.5)	$(104.3)	$(39.4)	$(64.9)
Benefit for income taxes	(42.2)	(60.1)	17.9	(106.1)	(167.4)	61.3
Interest	64.6	56.2	8.4	128.5	104.3	24.2
Depreciation	0.9	4.5	(3.6)	1.8	9.0	(7.2)
EBITDAC	$(31.9)	$(50.1)	$18.2	$(80.1)	$(93.5)	$13.4

Revenues - Revenues in the corporate segment consist of the following:

•
Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities. The law governing IRC Section 45 tax credits expired as of December 31, 2021.
•
The decrease in revenue from consolidated clean coal production plants for the three and six-month periods ended June 30, 2022 compared to the same periods in 2021, was due to the expiration of the IRC Section 45 program. Even though the law governing IRC Section 45 tax credits expired as of December 31, 2021, we did have some production at our clean coal production plants in the three-month period ended March 31, 2022 to run-off existing chemical supplies.
•
Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of June 30, 2022, we held a 46.5% controlling interest in Chem-Mod LLC. As Chem-Mod LLC’s manager, we are required to consolidate its operations.
•
The decrease in royalty income in the three and six-month periods ended June 30, 2022 compared to the same periods in 2021, was due to the expiration of the IRC Section 45 program.

Loss from unconsolidated clean coal production plants in the three and six-month periods ended June 30, 2022 represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities. The production of the refined coal generates pretax operating losses.

Cost of revenues - Cost of revenues from consolidated clean coal production plants consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above. The decrease in cost of revenues in the three and six-month periods ended June 30, 2022, compared to the same periods in 2021, was due to the expiration of the IRC Section 45 program. Even though, the law governing IRC Section 45 tax credits expired as of December 31, 2021, we did have some production at our clean coal production plants in the three-month period ended March 31, 2022 to run-off existing chemical supplies.

Compensation expense - Compensation expense in the three-month periods ended June 30, 2022 and 2021, includes salary, incentive compensation, and associated benefit expenses of $22.8 million and $17.8 million, respectively. The change in compensation expense for the three-month period ended June 30, 2022 compared to the same period in 2021 was primarily due to higher base and incentive compensation recognized in 2022 compared to 2021.

Compensation expense in the six-month periods ended June 30, 2022 and 2021, includes salary, incentive compensation, and associated benefit expenses of $49.7 million and $37.6 million, respectively. The change in compensation expense for the six-month period ended June 30, 2022 compared to the same period in 2021 was primarily due to higher base and incentive compensation recognized in 2022 compared to 2021 as well as transaction-related costs as described on page 58 in note (2).

Operating expense - Operating expense in the three-month period ended June 30, 2022, includes banking and related fees of $0.6 million, external professional fees and other due diligence costs related to acquisitions of $6.8 million, which includes $5.4 million of transaction-related costs as described on page 58 in note (2), other corporate and clean energy related expenses, including technology and professional fees, of $15.6 million, partially offset by a net unrealized foreign exchange remeasurement gain of $13.6 million.

Operating expense in the six-month period ended June 30, 2022 includes banking and related fees of $1.2 million, external professional fees and other due diligence costs related to acquisitions of $22.7 million, which includes $19.2 million of transaction‑related costs as described on page 58 in note (2), other corporate and clean energy related expense, including technology and professional fees, of $23.4 million, partially offset by a net unrealized foreign exchange remeasurement gain on $16.7 million.

Operating expense in the three-month period ended June 30, 2021 includes banking and related fees $1.0 million, external professional fees and other due diligence costs related to acquisitions of $11.7 million, which includes $10.2 million of transaction-related costs as described on page 58 in note (2), other corporate and clean energy related expenses, including technology and professional fees, of $11.3 million, and a net unrealized foreign exchange remeasurement loss of $1.1 million.

Operating expense in the six-month period ended June 30, 2021 includes banking and related fees of $2.1 million, external professional fees and other due diligence costs related to acquisitions of $14.7 million, which includes $10.2 million of transaction‑related costs as described on page 58 in note (2), other corporate and clean energy related expenses, including technology and professional fees, of $19.7 million, and a net unrealized foreign exchange remeasurement loss of $5.2 million.

Interest expense - The increase in interest expense for the three and six-month periods ended June 30, 2022, compared to the same periods in 2021, was due to the following:

Change in interest expense related to:	Three-month period ended June 30, 2022	Six-month period ended June 30, 2022
Interest on borrowings from our Credit Agreement	$0.9	$1.1
Interest on the maturity of the Series G notes	(0.3)	(0.3)
Interest on the maturity of the Series C notes	—	(0.4)
Interest on the $500.0 million notes funded on June 13, 2018	0.1	0.1
Interest on the $100.0 million notes funded on February 10, 2020	—	0.3
Interest on the $75.0 million notes funded on May 5, 2021	0.2	0.9
Interest on the $1,500.0 million senior notes funded on May 20, 2021	2.2	9.8
Interest on the $750.0 million senior notes funded on November 9, 2021	5.3	10.6
Amortization of hedge gains/losses	—	2.1
Net change in interest expense	$8.4	$24.2

Depreciation - Depreciation expense in the three and six-month periods ended June 30, 2022 decreased compared to the same periods in 2021, due to the IRC Section 45 fixed assets becoming fully depreciated in 2021 related to the expiration of the IRC Section 45 program.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local country statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 tax credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 tax credits expired in December 2019 for our fourteen 2009 Era Plants and expired in December 2021 for our twenty-one 2011 Era Plants. Our consolidated effective tax rate for the three-month period ended June 30, 2022 was 19.1% compared to 9.2% for the same period in 2021. Our consolidated effective tax rate for the six-month period ended June 30, 2022 was 18.6% compared to 5.6% for the same period in 2021. The tax rate for the three and six-month periods ended June 30, 2022 was lower than the statutory rate primarily due to the state tax benefits of legal entity restructuring as well as the revaluation of deferred tax assets to a higher state effective tax rate. The tax rate for the three and six-month periods ended June 30, 2021 was lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits generated and recognized during the period. There were no tax credits produced in the six-month period ended June 30, 2022. There were $101.8 million of tax credits produced in the six-month period ended June 30, 2021. In first quarter of 2022, we increased our state effective income tax rate, which resulted in the overall U.S. effective income tax rate increasing from 25% to 26%, and caused us to incur additional income tax benefit during the quarter and recognized a one-time benefit related to the revaluation of certain deferred income tax assets. In second quarter 2022, we recognized a one-time U.S. state tax benefit that resulted from legal entity restructuring and a favorable U.K. tax impact related to earnout liability adjustments. In addition, the production of IRC Section 45 clean energy tax credits ceased in December 2021. In second quarter 2021, the U.K. government enacted tax legislation that increases the corporate tax rate from 19.0% to 25.0% effective in 2023. We incurred additional income tax expense in the quarter to adjust certain deferred income tax liabilities to the higher income tax rate.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended June 30, 2022 and 2021 include noncontrolling interest (loss) earnings of ($0.5) million and $9.2 million, respectively, related to our investment in Chem-Mod LLC. The amounts reported in this line for the six-month periods ended June 30, 2022 and 2021 include noncontrolling interest (loss) earnings of ($0.8) million and $19.3 million, respectively, related to our investment in Chem-Mod LLC. As of June 30, 2022 and 2021, we held a 46.5% controlling interest in Chem-Mod LLC. Also included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three and six-month periods ended June 30, 2022 and 2021 for the corporate segment (in millions):

	2022			2021
			Net Earnings			Net Earnings
			(Loss)			(Loss)
		Income	Attributable to		Income	Attributable to
	Pretax	Tax	Controlling	Pretax	Tax	Controlling
Three-Month Periods Ended June 30,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs	$(65.2)	$16.9	$(48.3)	$(57.2)	$14.3	$(42.9)
Clean energy related (1)	(3.1)	0.8	(2.3)	(27.9)	48.7	20.8
Acquisition costs (2)	(7.4)	0.6	(6.8)	(11.8)	1.6	(10.2)
Corporate (3) (4)	(21.2)	23.9	2.7	(22.9)	(4.5)	(27.4)
Corporate, as reported	(96.9)	42.2	(54.7)	(119.8)	60.1	(59.7)
Adjustments
Transaction-related costs (2)	5.6	(0.5)	5.1	10.2	(1.5)	8.7
Income tax related (3)	—	(7.0)	(7.0)	—	19.3	19.3
Components of Corporate Segment, as adjusted
Interest and banking costs	(65.2)	16.9	(48.3)	(57.2)	14.3	(42.9)
Clean energy related (1)	(3.1)	0.8	(2.3)	(27.9)	48.7	20.8
Acquisition costs	(1.8)	0.1	(1.7)	(1.6)	0.1	(1.5)
Corporate (4)	(21.2)	16.9	(4.3)	(22.9)	14.8	(8.1)
Adjusted three months	$(91.3)	$34.7	$(56.6)	$(109.6)	$77.9	$(31.7)

	2022			2021
			Net Earnings			Net Earnings
		Income	(Loss)		Income	(Loss)
		Tax	Attributable to		Tax	Attributable to
	Pretax	(Provision)	Controlling	Pretax	(Provision)	Controlling
Six-Month Periods Ended June 30,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs	$(129.7)	$33.7	$(96.0)	$(106.4)	$26.6	$(79.8)
Clean energy related (1)	(5.8)	1.5	(4.3)	(56.9)	111.1	54.2
Acquisition costs (2)	(25.8)	2.0	(23.8)	(13.3)	1.7	(11.6)
Corporate (3) (4)	(48.3)	68.9	20.6	(49.0)	28.0	(21.0)
Corporate, as reported	(209.6)	106.1	(103.5)	(225.6)	167.4	(58.2)
Adjustments
Transaction-related costs (2)	21.4	(1.7)	19.7	10.2	(1.5)	8.7
Income tax related (3)	—	(12.0)	(12.0)	—	19.3	19.3
Components of Corporate Segment, as adjusted
Interest and banking costs	(129.7)	33.7	(96.0)	(106.4)	26.6	(79.8)
Clean energy related (1)	(5.8)	1.5	(4.3)	(56.9)	111.1	54.2
Acquisition costs	(4.4)	0.3	(4.1)	(3.1)	0.2	(2.9)
Corporate (4)	(48.3)	56.9	8.6	(49.0)	47.3	(1.7)
Adjusted six months	$(188.2)	$92.4	$(95.8)	$(215.4)	$185.2	$(30.2)

(1)
Pretax loss for the three-month periods ended June 30, 2022 and 2021 is presented net of amounts attributable to noncontrolling interests of $(0.5) million and $9.0 million, respectively. Pretax loss for the six-month periods ended June 30, 2022 and 2021 is presented net of amounts attributable to noncontrolling interests of $(0.8) million and $18.8 million, respectively.
(2)
We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees associated with our acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations.
(3)
In second quarter 2022, we recognized a one-time U.S. state tax benefit that resulted from legal entity restructuring and a favorable U.K. tax impact related to earnout liability adjustments. In first quarter 2022, we increased our state effective income tax rate, which resulted in the overall U.S. effective income tax rate increasing from 25% to 26% and caused us to have additional income tax benefit during the quarter and recognized a one‑time benefit related to the revaluation of certain deferred income tax assets. In second quarter 2021, the U.K. government enacted tax legislation that increases the corporate income tax rate from 19% to 25% effective in 2023. We incurred additional income tax expense in the quarter to adjust certain deferred income tax liabilities to the higher income tax rate.
(4)
Corporate pretax loss includes a net unrealized foreign exchange remeasurement gain of $13.6 million in second quarter 2022 and a net unrealized foreign exchange remeasurement loss of $1.1 million in second quarter 2021. Corporate pretax loss includes a net unrealized foreign exchange remeasurement gain of $16.7 million in the six-month period ended June 30, 2022 and a net unrealized foreign exchange remeasurement loss of $5.2 million in the six-month period ended June 30, 2021.

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

Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, and net unrealized foreign exchange remeasurement. In addition, it includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses and the tax benefit from vesting of employee equity awards. The income tax benefit of stock based awards that vested or were settled in the six-month periods ended June 30, 2022 and 2021 was $34.5 million and $27.1 million, respectively, and is included in the table above in the Corporate line.

Clean energy investments - We have investments in limited liability companies that own 29 clean coal production plants developed by us and six clean coal production plants we purchased from a third party. All 35 plants produced refined coal using propriety technologies owned by Chem-Mod LLC. We believe that the production and sale of refined coal at these plants were qualified to receive refined coal tax credits under IRC Section 45. The 14 2009 Era Plants received tax credits through 2019 and the 21 2011 Era Plants received tax credits through 2021. The law governing IRC Section 45 tax credits expired as of December 31, 2021. Even though the law governing IRC Section 45 tax credits expired as of December 31, 2021, we did have some production at our clean coal production plants in the three-month period ended March 31, 2022 to run-off existing chemical supplies. The carrying value of the assets related to these investments in limited liability companies was zero as of June 30, 2022 and December 31, 2021.

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

On December 1, 2021, we acquired substantially all of the Willis Towers Watson plc treaty reinsurance brokerage operations for an initial gross consideration of $3.25 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets. As of the date of this filing, there is one remaining of the initial twelve international operations with deferred closings that is subject to local regulatory approval and is expected to close in the third quarter of 2022. We funded the transaction using cash on hand, including the $1.4 billion of net cash raised in our May 17, 2021 follow‑on common stock offering, $850 million of net cash borrowed in our May 20, 2021 30-year senior note issuance, $750 million of net cash borrowed in our November 9, 2021 10-year ($400 million) and 30-year ($350 million) senior note issuances and short-term borrowings.

Operating Cash Flows

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement (defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2021 and for the six-month period ended June 30, 2022, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and the follow-on common stock offering.

Cash provided by operating activities was $768.3 million and $688.9 million for the six-month periods ended June 30, 2022 and 2021, respectively. The increase in cash provided by operating activities during the six-month period ended June 30, 2022 compared to the same period in 2021 was primarily due to timing differences between periods with cash receipts and disbursements related to other current assets compared to the same period in 2021. The change in income taxes paid was due to an increase in domestic taxes partially offset by a decrease in foreign taxes paid.

During the six-month period ended June 30, 2022 employee matching contributions to the 401(k) plan of $65.7 million relating to 2021 were funded using common stock. During the six-month period ended June 30, 2021, employee matching contributions to the 401(k) plan of $63.6 million relating to 2020 were funded using common stock.

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

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non‑cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $1,305.7 million and $1,052.3 million for the six-month periods ended June 30, 2022 and 2021, respectively. Net earnings attributable to controlling interests were $722.9 million and $572.3 million for the six-month periods ended June 30, 2022 and 2021, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premiums and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.

Fiduciary Funds

In addition, cash provided by operating activities for the six-month periods ended June 30, 2022 and 2021 was unfavorably impacted by timing differences in the receipts and disbursements of client fiduciary related balances in 2022 compared to 2021. The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for the six-month period ended June 30, 2022 with the same period in 2021 (in millions):

	Six-month period ended June 30,
	2022	2021
Net change in premiums and fees receivable	$(6,892.7)	$(1,678.7)
Net change in premiums payable to underwriting enterprises	6,820.2	1,617.4
Net cash used by the above	$(72.5)	$(61.3)

At June 30, 2022 and 2021, we had fiduciary funds of $4.3 billion and $3.2 billion, respectively. The increase in the fiduciary funds and the premiums receivables and payables between periods is due primarily to the acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations in December 2021.

Defined Benefit Pension Plan

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2022 plan year, nor were we required to make any minimum contributions to the plan for the 2021 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the six-month periods ended June 30, 2022 and 2021. We are not considering making any discretionary contributions to the plan in 2022, but may be required to make significantly larger minimum contributions to the plan in future periods.

Investing Cash Flows

Capital Expenditures - Capital expenditures were $91.1 million and $59.2 million for the six-month periods ended June 30, 2022 and 2021, respectively. In 2022, we expect total expenditures for capital improvements to be approximately $185.0 million, part of which is related to expenditures on office moves and investments being made in information technology and software development projects.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $321.3 million and $551.6 million in the six-month periods ended June 30, 2022 and 2021, respectively. In addition, during the six-month period ended June 30, 2022, no shares were issued of our common stock as payment for a portion of the total consideration paid for 2022 acquisitions and earnout payments made in 2022. During the six-month period ended June 30, 2021, we issued 0.7 million shares ($79.8 million) of our common stock as payment for consideration paid for 2021 acquisitions and earnout payments made in 2021. We completed fourteen acquisitions in the six-month periods ended June 30, 2022 and 2021. Annualized revenues of businesses acquired in the six-month periods ended June 30, 2022 and 2021 totaled approximately $84.8 million and $173.8 million, respectively. For the remainder of 2022, we expect to use cash from operations, our Credit Agreement, new debt and our common stock, or a combination thereof to fund all of the acquisitions we complete.

If liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.

Dispositions - During the six-month periods ended June 30, 2022 and 2021, we sold several books of business and recognized net gains of $4.2 million and $4.7 million, respectively. We received net cash proceeds of $3.7 million and $9.4 million related to the 2022 and 2021 transactions, respectively.

Clean Energy Investments - During the period from 2009 through 2021, we made significant investments in clean energy operations capable of producing refined coal that we believe qualifies for tax credits under IRC Section 45. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay. We anticipate positive net cash flow related to IRC Section 45 activity in 2022. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting cash flows in particular future periods is not possible at this time. However, if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows through at least 2027 due to the utilization of IRC Section 45 tax credits to offset taxable income in years after the program expired. Please see “Clean energy investments” on page 59 for a more detailed description of these investments and their risks and uncertainties. Please see “Other Information” on page 38 for the cash flow impact of the expiration of laws governing tax credits.

Financing Cash Flows

There was $460.0 million of borrowings outstanding under the Credit Agreement at June 30, 2022. Due to the outstanding letters of credit, $729.3 million remained available for potential borrowings under the Credit Agreement at June 30, 2022.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the six-month period ended June 30, 2022, we borrowed $1,580.0 million and repaid $1,165.0 million under our Credit Agreement. In the six-month period ended June 30, 2021, we borrowed $925.0 million and repaid $925.0 million under our Credit Agreement. Principal uses of the 2022 and 2021 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On September 14, 2021, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from September 15, 2022 to September 15, 2023, and increased the total commitment for the AU$ denominated tranche from AU$310.0 million to AU$360.0 million. The Premium Financing Debt Facility is comprised of: (i) Facility B, is separated into AU$310.0 million and NZ$25.0 million tranches, (ii) Facility C, an AU$50.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. At June 30, 2022, AU$242.0 million and NZ$0.0 million of borrowings were outstanding under Facility B, AU$0.0 million of borrowings outstanding under Facility C and NZ$14.9 million of borrowings were outstanding under Facility D, which in aggregate amount to US$177.2 million of borrowings outstanding under the Premium Financing Debt Facility.

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

The 2031 May Notes had a special optional redemption whereby, we had the option to redeem the 2031 May Notes, in whole and not in part, by providing notice of such redemption to the holders of the 2031 May Notes within 30 days following a Willis Towers Watson plc transaction termination event, at a redemption price equal to 101% of the aggregate principal amount of the 2031 May Notes, plus any accrued and unpaid interest. These notes were redeemed on August 13, 2021. As a result of the redemption of this debt, we incurred a loss on extinguishment of debt of $16.2 million, which included the redemption price premium of $6.5 million, which is presented in cash flows from financing activities, and the unamortized discount amount on the debt issuance and the write-off of all the debt acquisition costs of $9.7 million, which is presented in cash flows from operating activities. The 2051 May Notes are not subject to the special optional redemption. We used the net proceeds of the 2051 May Notes offering to fund a portion of the cash consideration paid in connection with the Willis Towers Watson plc treaty reinsurance brokerage operations transaction.

On November 9, 2021, we closed and funded an offering of $750.0 million of unsecured senior notes in two tranches. The $400.0 million aggregate principal amount of 2.40% Senior Notes are due 2031 (which we refer to as the 2031 November Notes) and $350.0 million aggregate principal amount of 3.05% Senior Notes are due 2052 (which we refer to as the 2052 November Notes and together with the 2031 November Notes, the November Notes). The weighted average interest rate is 2.80% per annum after giving effect to underwriting costs. The November Notes were issued pursuant to an indenture, dated as of May 20, 2021, as modified and supplemented in respect of the November Notes by an Officers’ Certificate pursuant to the indenture, dated as of November 9, 2021. The relevant terms of the November Notes, the indenture and the Officers’ Certificate are further described under the caption “Description of Notes” in the prospectus supplement filed with the SEC on November 3, 2021. We used the net proceeds of the November Notes offering to fund a portion of the cash consideration paid in connection with the Willis Towers Watson plc treaty reinsurance brokerage operations transaction.

On June 14, 2022, we used operating cash to fund the $200.0 million Series G note maturity.

At June 30, 2022, we had $1,600.0 million of Senior Notes, $4,248.0 million of corporate‑related borrowings outstanding under separate note purchase agreements entered into during the period from 2011 to 2022, $460.0 million outstanding under our credit facility, $177.2 million outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $523.6 million. See Note 7 to our June 30, 2022 unaudited consolidated financial statements for a discussion of the terms of the Senior Notes, Note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

Consistent with past practice, as of June 30, 2022, we have entered into pre-issuance hedging transactions of $350.0 million for 2023 and $450.0 million for 2024. During the three-month period ended June 30, 2022, we settled and received cash of approximately $52.7 million of interest rate contracts hedges with a notional value of $400.0 million that will be amortized into interest expense in future periods.

The Senior Notes, Note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2022.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the six-month period ended June 30, 2022, we declared $216.5 million in cash dividends on our common stock, or $0.51 per common share, a 6% increase over the six-month period ended June 30, 2021. On July 27, 2022, we announced a quarterly dividend for third quarter 2022 of $0.51 per common share. This dividend level in 2022 will result in annualized net cash used by financing activities in 2022 of approximately $429.0 million (based on the number of outstanding shares as of June 30, 2022) or an anticipated increase in cash used of approximately $37.0 million compared to 2021. We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On November 15, 2019, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of our common stock. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any shares under this registration statement. On November 15, 2016, we also filed a shelf registration statement on Form S-4 with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with the future acquisitions of other businesses, assets or securities. At June 30, 2022, 2.5 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan, last amended by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock. During the six-month periods ended June 30, 2022 and 2021, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long‑term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Public Offering of Common Stock - On May 12, 2021, we entered into an Underwriting Agreement with Morgan Stanley & Co. LLC to issue 9.0 million shares of our common stock in a public offering. On May 12, 2021, we agreed to price the offering of 9.0 million shares of our common stock at $142.00 and granted the underwriters in the offering a 30-day option to purchase up to an additional 1.3 million shares of our common stock at the same price. On May 12, 2021, the underwriters exercised the option to purchase an additional 1.3 million shares. The offering closed on May 17, 2021 and 10.3 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $1,437.9 million. We used the net proceeds of this offering to fund a portion of the cash consideration paid in connection with the Willis Towers Watson plc treaty reinsurance brokerage operations transaction.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the six-month periods ended June 30, 2022 and 2021, were $69.1 million and $63.4 million, respectively. On May 10, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2017 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 13.3 million shares (less any shares of restricted stock issued under the LTIP – 3.3 million shares of our common stock were available for this purpose as of June 30, 2022) were available for grant under the LTIP at June 30, 2022. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the six-month periods ended June 30, 2022 and 2021, and we believe this favorable trend will continue in the foreseeable future.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning with the match paid in 2021, the amount matched by the company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $40.0 million and $34.5 million related to the plan in the six-month periods ended June 30, 2022 and 2021, respectively. Our board of directors authorized the use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we funded in February 2021. Our board of directors authorized a 5.0% employer match on eligible compensation to the 401(k) plan for the 2021 plan year and used common stock to fund our 2021 employer matching contributions, which we funded in February 2022.

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

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2022. We did not have any material dispositions during the six-month period ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2022 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at June 30, 2022 approximated its carrying value due to its short‑term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at June 30, 2022.

At June 30, 2022, we had $5,848.0 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at June 30, 2022 was $5,147.0 million due to their long‑term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at June 30, 2022 and the resulting fair values would have been $311.0 million lower than their carrying value (or $5,537.0 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at June 30, 2022 and the resulting fair values would have been $1,043.2 million lower than their carrying value (or $4,804.8 million).

At June 30, 2022, we had $460.0 borrowings outstanding under our Credit Agreement and $177.2 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short‑term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at June 30, 2022, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2022 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $22.5 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2022 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $27.3 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During the three-month periods ended June 30, 2022 and 2021, we had several monthly put/call options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. currency revenues through various future payment dates. In addition, during the six-month periods ended June 30, 2022 and 2021, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. In the six-month period ended June 30, 2022 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the six-month period ended June 30, 2022. See Note 12 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at June 30, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of Gallagher for each fiscal month in the three-month period ended June 30, 2022:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased (1)	per Share (2)	or Programs (3)	Programs (3) (4)
April 1 through April 30, 2022	7,699	$177.82	—	1,500
May 1 through May 31, 2022	6,850	164.54	—	1,500
June 1 through June 30, 2022	52,143	150.51	—	1,500
Total	66,692	$155.11	—

(1)
Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 10 to the June 30, 2022 unaudited consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the rabbi trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the second quarter of 2022, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2022 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after‑tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.
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
(4)
Dollar values stated in millions.

Item 6. Exhibits

Filed with this Form 10‑Q

3.1	Certificate of Change of Registered Agent and Location of Registered Office (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated July 29, 2022 File No. 1-09761).

*10.1	Arthur J. Gallagher & Co. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report dated May 13, 2022, File No. 1-09761)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File formatted in Inline XBRL (included as Exhibit 101).

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: August 3, 2022	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)