Form 10-K
period 2022-12-31
Arthur J. Gallagher & Co.
filed 2023-02-10
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2022 (the last day of the registrant’s most recently completed second quarter) was $29,577,349,000.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2023 was 212,094,000.

Documents incorporated by reference: Portions of Arthur J. Gallagher & Co.’s definitive 2023 Proxy Statement are incorporated by reference into this Form 10‑K in response to Part III to the extent described herein.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: the impact of general economic conditions, including significant inflation, increased interest rates and market uncertainty; the effects of political volatility, including repercussions from the war in Ukraine; market and industry conditions, including competitive and pricing trends; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions and integrating recent acquisitions, including comments regarding the expected benefits of our acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations (which we refer to as Willis Re) and the expected duration and costs of integrating Willis Re; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, audits, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments; human capital management, including diversity and inclusion initiatives, and environmental, social and governance matters, including climate-resilience products and services and carbon emissions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors that could impact results include:

•
A recession or economic downturn, as well as unstable economic conditions, including inflation and related monetary policy responses;
•
Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity, including the increased risk of errors and omissions claims against us;
•
A disaster or other significant disruption to business continuity, including natural disasters and political violence and unrest in the United States (U.S.) or elsewhere around the world; for example, our substantial operations in India could be negatively impacted as a result of the dispute between India and Pakistan involving the Kashmir region, rising tensions between India and China, incidents of terrorism in India, civil unrest or other reasons;
•
Risks related to Willis Re, including risks related to our ability to successfully integrate operations, the possibility that our assumptions may be inaccurate resulting in unforeseen obligations or liabilities, failure to realize the expected benefits of this acquisition and increased integration costs;
•
Risks that could negatively affect the success of our acquisition strategy, including the impact of current economic uncertainty on our ability to source, review and price acquisitions, continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms and newly public insurance brokers, which could make it more difficult to identify targets and could make them more expensive, the risk that we may not receive timely regulatory approval of desired transactions, execution risks, integration risks, poor cultural fit, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated liabilities such as cybersecurity issues or those relating to violations of anti‑corruption and sanctions laws;
•
Damage to our reputation, including as a result of environmental, social and governance (which we refer to as ESG) matters;
•
Failure to meet our ESG-related aspirations, goals and initiatives;
•
Failure to apply technology and data analytics effectively in driving value for our clients through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;
•
Failure to attract and retain experienced and qualified talent, including our senior management team, or adequately plan for the succession of such leaders;
•
Sustained increases in the cost of employee benefits and compensation expense;
•
Risks arising from our international operations and changes in international conditions, including the risks posed by political and economic uncertainty in certain countries (including repercussions from the war in Ukraine), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti‑corruption, sanctions, protectionism, privacy laws and increased regulatory focus on climate change and sustainability issues), as well as risks related to tariffs, trade wars, political violence and unrest in the U.S. or around the world, or climate change and other long-term environmental, social and governance matters and global health risks;
•
Risks related to changes in U.S. or foreign tax laws, including a U.S. or foreign tax rate change, potential changes in guidance related to the U.S. Inflation Reduction Act, the Organization for Economic Co-operation and Development’s (OECD) global minimum corporate tax regime, and other local policy changes;
•
The spread of COVID-19, including new variants, and its effect on the economy, our employees, our clients, the regulatory environment and our operations;
•
Substantial increase in remote work among our employees, which may affect our corporate culture, productivity, collaboration and effective communication, increase cybersecurity or data breaches risks, heighten vulnerability to solicitations by competing firms and impact our ability to recruit and retain employees that prefer fully remote or fully‑in‑person work environments;
•
Competitive pressures, including as a result of innovation, in each of our businesses;
•
Volatility or declines in premiums or other adverse trends in the insurance industry;
•
The higher level of variability inherent in contingent and supplemental revenues versus standard commission revenues;
•
Risks particular to our benefit consulting operations, including risks related to the announced acquisition of BCHR Holdings, L.P. and its subsidiaries, dba Buck (which we refer to as Buck);
•
Risks particular to our third-party claims administrations operations, including risks related to the availability of RISX‑FACS®, our proprietary risk management information system, wage inflation, staffing shortages, any slowing of the trend toward outsourcing claims administration, and the concentration of large amounts of revenue with certain clients;
•
Climate risks, including the risk of a systemic economic crisis and disruptions to our business caused by the transition to a low-carbon economy;
•
Cyber-attacks or other cybersecurity incidents such as the ransomware incident we publicly disclosed in September 2020 and the heightened risk of such attacks as a result of the war in Ukraine, improper disclosure of confidential, personal or proprietary data; and changes to laws and regulations governing cybersecurity and data privacy;
•
Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (which we refer to as FCPA), the United Kingdom (U.K.) Bribery Act 2010 or other anti-corruption laws and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (which we refer to as FATCA), and the outcome of any existing or future investigation, review, regulatory action or litigation;
•
Our failure to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions, including new sanctions laws as a result of the war in Ukraine, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods);
•
Unfavorable determinations related to contingencies and legal proceedings;
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
•
The risk of credit rating downgrades;
•
The risk we may not be able to receive dividends or other distributions from subsidiaries, including the effects of significant changes in foreign exchange rates;
•
The risk of share ownership dilution when we issue common stock as consideration for acquisitions and for other reasons; and

•
Volatility of the price of our common stock.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risk factors referred to above, that were amplified by the COVID-19 pandemic, and in the future could be amplified by new strains. Our future performance and actual results or outcomes may differ materially from those expressed in forward-looking statements. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of the applicable document. Many of the factors that will determine these results are beyond our ability to control or predict. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Forward-looking statements speak only as of the date that they are made, and we do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect new information, future or unexpected events or otherwise, except as required by applicable law or regulation. In addition, historical, current and forward-looking sustainability-related or ESG-related statements may be used on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in this report and any other reports we file with the Securities and Exchange Commission (SEC) in the future.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

Part I

Item 1. Business.

Overview

Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us or Gallagher, are engaged in providing insurance brokerage, reinsurance brokerage, consulting, and third-party property/casualty claims settlement and administration services to businesses and organizations around the world. We believe that our major strength is our ability to deliver comprehensively structured insurance, insurance and risk management solutions, superior claim outcomes and comprehensive consulting services to our clients.

Our brokerage segment operations provide brokerage and consulting services to businesses and organizations of all types, including commercial, not-for-profit, public entities, insurance companies and insurance capital providers, and, to a lesser extent, individuals, in the areas of insurance and reinsurance placements, risk of loss management, and management of employer sponsored benefit programs. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not-for-profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by an underwriting enterprise.

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

Since our founding in 1927, we have grown from a one-person insurance agency to the world’s fourth largest insurance broker/risk manager based on revenues, according to Business Insurance magazine’s July/August 2022 edition, to the world’s third largest insurance broker/risk manager based on market capitalization as of December 31, 2022, and one of the world’s largest property/casualty third party claims administrators, according to Business Insurance magazine’s May 2022 edition. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 85%, 14% and 1%, respectively, to 2022 revenues. We generate approximately 65% of our revenues from the combined brokerage and risk management segments in the U.S., with the remaining 35% generated internationally, primarily in the U.K., Australia, Canada and New Zealand. All of the revenues of the corporate segment are generated in the U.S.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “AJG”, and we had a market capitalization at December 31, 2022 of approximately $40.0 billion. Information in this report is as of December 31, 2022 unless otherwise noted. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at 2850 Golf Road, Rolling Meadows, Illinois 60008-4050, and our telephone number is (630) 773‑3800.

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

Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commissions, fees, supplemental revenues and contingent revenues, and our costs to obtain and fulfill the service obligations to our clients, can vary from quarter to quarter as a result of the timing of contract-effective dates. On the other hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions, recognition of books of business gains and losses and, prior to 2022, the variability in the recognition of tax credits generated by our clean energy investments also impact the trends in our quarterly operating results.

Brokerage Segment

The brokerage segment accounted for 85% of our revenues in 2022. Our brokerage segment operates through a network of more than 460 sales and service offices located throughout the U.S. and more than 300 sales and service offices in approximately 60 countries, most of which are in the U.K., Australia, Canada and New Zealand. Most of these offices are fully staffed with sales and service personnel. We offer client service capabilities in more than 130 countries around the world through our direct operations as well as through a network of correspondent brokers and consultants.

Domestic Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 73% of our brokerage segment revenues in 2022. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

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

Our retail brokerage operations are organized and operate within certain key niche/practice groups, which account for approximately 84% of our retail brokerage revenues. These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base. Significant niche/practice groups we serve are as follows:

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
•
Mergers and acquisitions; and
•
Developing and managing alternative market mechanisms such as captives, rent-a-captives and deductible plans/self‑insurance.

Global Reinsurance Brokerage Operations

Our reinsurance brokerage operations accounted for 12% of our brokerage segment revenues in 2022. Our reinsurance brokers assist underwriting enterprises, such as insurance companies and managing general underwriters, to secure protection or reinsurance from another insurance company for a specific risk or class of risks. These underwriting enterprises purchase reinsurance, among other reasons, to limit liability on a specific risk; stabilize their losses; protect themselves against catastrophes; free up cash flow; offer more diverse coverage; or increase their capacity to take on new clients. We earn a fee or commission to find and place business on behalf of both the underwriting enterprise client or the reinsurer. Our reinsurance brokers support underwriting enterprises in placing the risk and choosing the most appropriate reinsurer, including negotiating rates while sourcing the best-suited contracts on the market. On December 1, 2021, we acquired substantially all of Willis Re. The combined businesses trade as Gallagher Re from more than 70 offices across 31 countries. This acquisition brought to us specialist expertise, underpinned by a portfolio of analytics capabilities including catastrophe modeling, dynamic financial analysis, rating agency analysis and capital modeling that improved our value proposition worldwide. Based on revenues, our global reinsurance brokerage operation is the third largest reinsurance broker in the world according to Business Insurance magazine’s October 2022 edition.

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 15% of our brokerage segment revenues in 2022. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through approximately 300 offices primarily located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. In certain cases we act as a brokerage wholesaler, and in other cases we act as a managing general agent or managing general underwriter distributing specialized insurance coverages for underwriting enterprises. Managing general agents and managing general underwriters are agents authorized by an underwriting enterprise to manage all or a part of its business in a specific geographic territory. Activities they perform on behalf of the underwriting enterprise may include marketing, underwriting (although we do not assume any underwriting risk), issuing policies, collecting premiums, appointing and supervising other agents, paying claims and negotiating reinsurance.

More than 84% of our wholesale brokerage revenues comes from non-affiliated brokerage clients. Based on wholesale premium volume from property/casualty placements, our domestic wholesale brokerage operation ranked as one of the largest specialty intermediaries, including the largest managing general agents/underwriting managers/Lloyds coverholders according to Business Insurance magazine’s September 2022 edition.

We anticipate growing our wholesale brokerage operations by increasing the number of broker-clients, developing new managing general agency and underwriter programs, and through mergers and acquisitions.

Risk Management Segment

Our risk management segment accounted for 14% of our revenues in 2022. Approximately 62% of our risk management segment’s revenues are from workers’ compensation-related claims, 31% are from general and commercial auto liability-related claims and 7% are from property-related claims in 2022.

Risk management services are primarily marketed directly to Fortune 1000 companies, larger middle-market companies, not for profit organizations and public entities on an independent basis from our brokerage operations. We manage our third party claims adjusting operations through a network of more than 50 offices located throughout the U.S., Australia, the U.K., New Zealand and Canada. Most of these offices are fully staffed with claims adjusters and other service personnel. Our adjusters and service personnel act solely on behalf and under the instruction of our clients.

While this segment complements our brokerage and consulting offerings, approximately 91% of our risk management segment’s revenues come from clients not affiliated with our brokerage operations, such as underwriting enterprises and clients of other insurance brokers. Based on revenues, our risk management operation ranked as one of the world’s largest property/casualty third party claims administrators according to Business Insurance magazine’s May 2022 edition.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from:

•
Program business and the outsourcing of portions of underwriting enterprise claims departments;
•
Increased levels of business with Fortune 1000 companies;
•
Larger middle-market companies and captives; and
•
Mergers and acquisitions.

Corporate Segment

The corporate segment accounted for 1% of our revenues in 2022. The corporate segment reports the financial information related to our debt, clean energy investments, external acquisition-related expenses, other corporate costs and the impact of foreign currency remeasurement. The revenues reported by this segment result almost solely from our consolidated clean energy investments.

We have investments in limited liability companies that own or have owned 35 commercial clean coal production facilities that are qualified to produce refined coal using Chem-Mod LLC’s proprietary technologies. These operations produced refined coal that we believe qualifies for tax credits under Internal Revenue Code Section 45 (which we refer to as IRC Section 45). The law that provides for IRC Section 45 tax credits expired as of December 31, 2019 for 14 of our plants and expired on December 31, 2021 for the other 21 plants. Chem-Mod LLC (described below) is a privately held enterprise that has commercialized multi-pollutant reduction technologies to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants. We own 46.5% of Chem-Mod LLC and are its controlling managing member. We also have a 12.0% noncontrolling interest in dormant, privately-held, enterprises, C-Quest Technology LLC and C-Quest Technologies International LLC (which we refer to together as, C-Quest), which own technologies that reduce carbon dioxide emissions created by burning fossil fuels. At this time, it is unclear if C‑Quest will ever become commercially viable.

International and Other Brokerage Related Operations

We operate as a retail commercial property and casualty broker throughout 43 locations in Australia, 50 locations in Canada and 39 locations in New Zealand. In the U.K., we operate as a retail broker from approximately 103 locations. We also have specialty, wholesale, underwriting and reinsurance intermediary operations in London for clients to access Lloyd’s of London and other international underwriting enterprises, and a program operation offering customized risk management products and services to U.K. public entities. See the previous discussion regarding our “Global Reinsurance Brokerage Operations.”

In Bermuda, we act principally as a wholesale broker for clients looking to access Bermuda-based underwriting enterprises and we also provide management and administrative services for captive insurance entities.

We also have strategic brokerage alliances with a variety of independent brokers in countries where we do not have a local office presence. Through this global network of correspondent insurance brokers and consultants, we are able to serve our clients’ coverage and service needs in approximately 130 countries around the world.

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

We also have a wholly owned underwriting enterprise subsidiary based in the U.S. that cedes all of its insurance risk of loss to reinsurers or captives under facultative and quota-share treaty reinsurance agreements. See Note 18 to our 2022 consolidated financial statements for additional financial information related to the insurance activity of our wholly owned underwriting enterprise subsidiary for 2022, 2021 and 2020.

Competition

Brokerage Segment

The insurance brokerage and consulting business is highly competitive and there are many organizations and individuals throughout the world who actively compete with us in every area of our business.

We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, the personalized attention we provide, the individual and corporate expertise providing the actual service to the client, and the overall cost to our clients. We provide sophisticated data analysis and other data and benchmarking insights through Gallagher Drive to help our clients make insurance decisions. Through our electronic platform, SmartMarket, we also provide insurance carriers with individualized preference setting and risk identification capabilities, as well as performance data and metrics. We believe these capabilities provide a growing competitive advantage with respect to many of the smaller organizations with which we compete.

Risk Management Segment

Our risk management operation currently ranks as one of the world’s largest property/casualty third party claims administrators based on revenues, according to Business Insurance magazine’s May 2022 edition. We believe that the primary factors determining our competitive position are our ability to deliver better outcomes, reputation for outstanding service, cost-efficient service and financial strength.

Business Combinations

We completed and integrated over 650 acquisitions from January 1, 2002 through December 31, 2022, most of which were within our brokerage segment. The majority of these acquisitions have been smaller regional or local brokerages, agencies, or employee benefit consulting operations with a middle or small client focus and/or significant expertise in one of our niche/practice groups. The total purchase price for individual acquisitions has typically ranged from $1.0 million to $100.0 million.

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
•
A profitable, growing business whose ability to compete would be enhanced by gaining access to our greater resources; and
•
Clearly defined financial criteria.

See Note 3 to our 2022 consolidated financial statements for a summary of our 2022 acquisitions, the amount and form of the consideration paid and the dates of acquisitions.

Clients

Our client base is highly diversified and includes commercial, industrial, public entity, religious and not-for-profit entities, as well as underwriting enterprises in our reinsurance operations and risk management segment. In 2022, our largest single client represented approximately 1% and our ten largest clients together represented approximately 3% of our combined brokerage and risk management segment revenues.

Human Capital

Beginning with the COVID-19 pandemic, many of our employees now work remotely for some or all of their work week and we continue to make investments in support of a hybrid work environment. We have instituted safety protocols and procedures for employees when they are in an office.

As of December 31, 2022, we had approximately 44,000 employees, with approximately 45% in the U.S. and 55% outside of the U.S. Approximately 75% of our employees work in our brokerage segment and 19% in our risk management segment. Our remaining employees work in our corporate segment, primarily in our home office and financial services division, as well as in our service centers in India and elsewhere around the world. In 2022, our total compensation expense was $4,024.7 million for the brokerage segment and $664.9 million for the risk management segment, representing 55% and 61%, respectively, of brokerage and risk management segment revenues. Additional information regarding compensation expense, both on a reported and an adjusted basis can be found elsewhere in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

While many of our new employees come to us through mergers and acquisitions and traditional hiring, “growing our own” has long been a key part of our human capital strategy. Our summer internship program began more than fifty years ago with a single intern. Since then, our program has grown globally and we employ more than 400 interns each summer. We provide our interns with professional development and on-the‑job sales training that gives them the opportunity to cultivate expertise and accelerate their full-time sales career growth.

As of December 31, 2022, approximately 58% of our employees were women, including 46% of managers and 40% of producers. In the U.S., approximately 26% of our employees were racially/ethnically diverse, including 17% of managers and 19% of producers.

Regulation

Many of our activities throughout the world are subject to supervision and regulations promulgated by regulatory or self-regulatory bodies such as the SEC, the NYSE, the U.S. Department of Justice (DOJ), the IRS, the Office of Foreign Assets Control, the Federal Trade Commission (FTC) and the Financial Industry Regulatory Authority (FINRA) in the U.S., the Financial Conduct Authority in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, data privacy, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, the conduct of our business, reserves and the amount of local investment with respect to our operations in certain countries.

The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including increased staffing needs, the development of new policies, procedures and internal controls and providing training to employees in multiple locations, adding to our cost of doing business. Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected. In addition, major political and legal developments in jurisdictions in which we do business may lead to new regulatory costs and challenges. For example, China adopted a “blocking” statute similar to that of the European Union (EU) requiring compliance with certain Chinese laws if they conflict with U.S. laws. In 2022, we acquired a reinsurance operation in China following a deferred closing of the acquisition of Willis Re in that jurisdiction. Rising global tensions and protectionism may also lead other countries to adopt similar blocking statutes, which could make it more difficult and costly for us to expand our operations globally.

In addition, as regulators and investors increasingly focus on climate change and other sustainability issues, we are subject to new disclosure frameworks and regulations. For example, the Corporate Sustainability Reporting Directive (CSRD) which envisages the adoption of EU sustainability reporting standards to be developed by the European Financial Reporting Advisory Group, with such standards to be tailored to EU policies building on and contributing to international standardization initiatives, was adopted and entered into force in 2022. The CSRD applies not only to local operations in the EU, but under certain circumstances, to entire global companies that have EU operations. The CSRD will not apply to our operations in 2023, but we expect to begin assessing our obligations under the CSRD in 2023 as they are expected to be substantial in future years. The SEC and the State of California have also proposed new climate change disclosure requirements, and compliance with such rules, when they are finalized, could require significant effort.

Regulations promulgated by the U.S. Treasury Department pursuant to FATCA require us to take various measures relating to non‑U.S. funds, transactions and accounts.

Available Information

Our executive offices are located at 2850 Golf Road, Rolling Meadows, Illinois 60008-4050, and our telephone number is (630) 773‑3800. Our annual reports on Form 10-K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website at http://investor.ajg.com/sec-filings as soon as reasonably practicable after electronically filing or furnishing such material to the SEC. The SEC also maintains a website (www.sec.gov) that includes our reports, proxy statements and other information. Unless expressly noted, the information on our website, including our investor relations website, or any other website is not incorporated by reference in this Form 10-K and should not be considered part of this Form 10-K or any other filing we make with the SEC.

Item 1A. Risk Factors.

Risk Factor Summary

•

A recession or economic downturn, as well as unstable economic conditions in the countries and regions in which we operate, could adversely affect our results of operations and financial condition.
•
Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity could adversely affect our results of operations and financial condition.

•
Business disruptions could have a material adverse effect on our operations, damage our reputation and impact client relationships.

•
We face risks relating to our acquisition of Willis Re.

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

•
If we are unable to apply technology and data analytics effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.
•
Our success depends, in part, on our ability to attract and retain qualified talent, including our senior management team.

•
Sustained increases in compensation expense and the cost of employee benefits could reduce our profitability.

•
Our substantial operations outside the U.S. expose us to risks different than those we face in the U.S.
•
Changes in tax laws could adversely affect us.

•
The COVID-19 pandemic has and could continue to adversely affect our business, results of operations and financial condition.

•
The substantial increase in remote work among our employees subjects us to certain challenges and risks.

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

•
We face a variety of risks in our third-party claims administration operations that are distinct from those we face in our brokerage and benefit consulting operations.

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

Risks Relating to our Business Generally

A recession or economic downturn, as well as unstable economic conditions in the countries and regions in which we operate, could adversely affect our results of operations and financial condition.

Global economic events and other factors, such as accommodative monetary and fiscal policy and the impacts of the COVID-19 pandemic, have contributed to significant inflation in many of the markets in which we operate. In order to combat inflation and restore price stability, the U.S. Federal Reserve has raised interest rates and has signaled further increases to interest rates in 2023. Increased inflation and interest rates may hinder economic growth in the U.S. and could have far reaching effects on the global economy. Furthermore, as central banks worldwide simultaneously raise interest rates to combat inflation, economic growth may also deteriorate in Europe, China and other geographies.

A recession or decline in economic activity for these and any other reasons (including repercussions from the war in Ukraine, climate change, the transition to a low-carbon economy, or uncertainty caused by a political crisis over the debt ceiling in the U.S. or political violence and chaos around the world), could adversely impact us in future periods as a result of reductions in the amount of insurance coverage, reinsurance coverage, consulting services or claims administration services that our clients purchase due to reductions in headcount, payroll, properties, and the market values of assets, among other factors. Any such reduction or decline (whether caused by an overall economic decline or declines in certain industries or in certain countries and regions in which we operate) could adversely impact our commission and fee revenues, consulting revenues or revenues from managing third-party insurance claims. Some of our clients may experience liquidity problems or other financial difficulties in the event of a prolonged deterioration in the economy, which could have an adverse effect on our results of operations and financial condition. If our clients become financially less stable, enter bankruptcy, liquidate their operations or consolidate, our revenues and collectability of receivables could be adversely affected.

Moreover, U.S. and global economic conditions have created market uncertainty and volatility. Such general economic conditions, such as inflation, stagflation, political volatility, rising cost of labor, cost of capital, interest rates and tax rates, affect our operating and general and administrative expenses, and we have no control or limited ability to control such factors. If our costs grow significantly, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives. Further, a slowdown in the global economy, including a recession, or in a particular region or industry, inflation or a tightening of the credit markets could negatively impact our business, financial condition and liquidity, including our ability to continue to access preferred sources of liquidity when needed and under similar terms, which may increase our borrowing costs. In addition, we could experience losses on our holdings of cash and investments due to failures of financial institutions and other counterparties. Thus, a deterioration of macroeconomic conditions in the U.S. and globally could adversely affect our business, results of operations or financial condition.

Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity could adversely affect our results of operations and financial condition.

We have a significant amount of receivables from certain of the underwriting enterprises with which we place insurance. If those companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. The failure of an underwriting enterprise with which we place business could result in errors and omissions claims against us by our clients. Further, the failure of errors and omissions underwriting enterprises could make the errors and omissions insurance we rely upon cost prohibitive or unavailable. Underwriting enterprises are also clients of our reinsurance brokerage operations, so any of the negative developments for underwriting enterprises referred to above could also reduce our commission revenues from such clients. Any of these developments could adversely affect our results of operations and financial condition. In addition, if underwriting enterprises merge or if a large underwriting enterprise fails or withdraws from offering certain lines of coverage, for example, because of large payouts related to climate change or other emerging risk areas, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and reduce demand from the insurance company clients of our reinsurance operations and, as a result, reduce our revenues and profitability.

Business disruptions could have a material adverse effect on our operations, damage our reputation and impact client relationships.

Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business. Such a disruption could be caused by a cybersecurity incident (for example, as disclosed in previous filings, we experienced a ransomware attack in 2020), human error, capacity constraints, hardware failure or defect, natural disasters, pandemics, fire, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, civil disruption, political violence and unrest in the U.S. or elsewhere around the world, or war. Our disaster recovery procedures may not be effective and insurance may not continue to be available at reasonable prices and may not address all such losses or compensate us for the possible loss of clients or increase in claims and lawsuits directed against us. For example, we have substantial operations in India that provide important client support and other back-office services for our global organization. To date, the dispute between India and Pakistan involving the Kashmir region, rising tensions between India and China, incidents of terrorism in India, the potential for civil unrest and general geopolitical uncertainties have not adversely affected our operations in India. However, such factors could potentially affect our operations there in the future. Should our access to these services be disrupted, our client relationships could be harmed, our liability for errors and omissions could increase, and our reputation could be damaged, causing our business, operating results and financial condition to be adversely affected.

We face risks relating to our acquisition of Willis Re.

Upon completion of the Willis Re acquisition on December 1, 2021, we paid Willis Towers Watson plc an initial gross purchase price of $3.17 billion. Under the terms of the purchase agreement, the purchase price is subject to potential additional deferred consideration of up to $750 million, payable in 2025 based on revenues of the acquired operations in 2024. We can provide no assurance that we will be able to successfully integrate the reinsurance operations acquired from Willis Towers Watson plc, that the acquired operations will perform as expected, or that we will not incur unforeseen obligations or liabilities. Integration efforts relating to the Willis Re acquisition are complex, including with respect to technology and IT systems, which may divert management’s attention and resources, which could adversely affect our operating results. In addition, we have made certain assumptions relating to the Willis Re acquisition, which assumptions may be inaccurate, including as a result of the failure to realize the expected benefits of the Willis Re acquisition, higher than expected integration costs and unknown liabilities as well as general economic and business conditions that adversely affect the combined company following the acquisition of Willis Re. These assumptions relate to various matters, including: projections of future expenses and expense allocation relating to the Willis Re acquisition and the acquired assets; our ability to maintain, develop and deepen relationships with employees, including key brokers, and customers associated with the acquired assets; the amount of goodwill and intangibles that will result from the acquisition of the Willis Re acquisition; and other financial and strategic risks of the Willis Re acquisition.

We have historically acquired large numbers of insurance brokers, benefit consulting firms and, to a lesser extent, third party claims administration and risk management firms. We may not be able to continue such an acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.

Our ordinary-course acquisition program has been an important part of our historical growth, particularly in our brokerage segment, and we believe that similar acquisition activity will be important to maintaining comparable growth in the future. See also the risk factor relating to the Willis Re acquisition above. Failure to successfully identify and complete acquisitions likely would result in us achieving slower growth. Continuing consolidation in our industry and growing interest in acquiring insurance brokers on the part of private equity firms, private equity-backed consolidators and newly public insurance brokers has in some cases made and could in the future make appropriate acquisition targets more difficult to identify and more expensive. Even if we are able to identify appropriate acquisition targets, we may not have sufficient capital to fund acquisitions, be able to execute transactions on favorable terms or integrate targets in a manner that allows us to realize the benefits we have historically experienced from acquisitions. When regulatory approval of acquisitions is required, our ability to complete acquisitions may be limited by an ongoing regulatory review or other issues with the relevant regulator. Our ability to finance and integrate acquisitions may also decrease if we complete a greater number of larger acquisitions than we have historically. See Note 3 to our 2022 consolidated financial statements for information regarding the size of transactions in the reporting period.

Post-acquisition risks include poor cultural fit and risks relating to retention of personnel, retention of clients, entry into unfamiliar or complex markets or lines of business, contingencies or liabilities, such as violations of sanctions laws or anti-corruption laws including the FCPA and U.K. Bribery Act, risks relating to ensuring compliance with licensing and regulatory requirements, tax and accounting issues, the risk that an acquisition distracts management and personnel from our existing business, and integration difficulties relating to accounting, information technology, pay equity, human resources, or employee attrition, some or all of which could have an adverse effect on our results of operations and growth. The failure of acquisition targets to achieve anticipated revenue and earnings levels could also result in goodwill impairment charges.

Damage to our reputation could have a material adverse effect on our business.

Our reputation is one of our key assets. We advise our clients on and provide services related to a wide range of subjects and our ability to attract and retain clients is highly dependent upon the external perceptions of our expertise, level of service, ability to protect client information, trustworthiness, business practices, financial condition and other subjective qualities such as ethics, culture and values. Our success is also dependent on maintaining a good reputation with existing and potential employees, investors, regulators and the communities in which we operate. Negative perceptions or publicity regarding the matters noted above, including our association with clients or business partners with damaged reputations, or from actual or alleged conduct by us or our employees, could damage our reputation. Our reputation could also be harmed by negative perceptions or publicity regarding ESG, including concerns with environmental matters, climate change, workforce diversity, political spending, pay equity, harassment, racial justice, cybersecurity and data privacy, as well as backlash against ESG initiatives generally. Any resulting erosion of trust and confidence could make it difficult for us to attract and retain clients, employees or investors; result in lower ESG ratings, exclusion of our stock from ESG-oriented indices, and reduced demand for our stock from ESG-focused investment funds; increase our cost of borrowing; or harm our relationships with regulators and the communities in which we operate. Any of these matters could have a material adverse effect on our business, financial condition and results of operations. See below for additional risk factors regarding climate risks and ESG initiatives and disclosures.

Our ESG-related aspirations, goals and initiatives, and our public statements and disclosures regarding them, expose us to numerous risks.

Our business may face increased scrutiny from the investment community, clients, employees, other stakeholders, potential acquisition targets, regulators and the media related to our ESG activities, including our goal to reach Net Zero carbon emissions in our direct operations (Scope 1 and Scope 2) by 2050, other goals, targets and objectives we may announce in the future, and our methodologies and timelines for pursuing them. If our ESG practices do not meet investor or other stakeholder expectations and standards, which continue to evolve, our reputation, our ability to attract or retain employees and our attractiveness as an investment, business partner or as an acquiror could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives, to comply with ethical, environmental or other standards, regulations or expectations or to satisfy various reporting standards with respect to these matters, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation.

If we are unable to apply technology and data analytics effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, growth and compliance programs could be adversely affected.

Our future success depends, in part, on our ability to anticipate and respond effectively to the threat and opportunity presented by digital disruption, “big data” and data analytics, and other developments in technology. These may include new applications or insurance-related services based on artificial intelligence, machine learning, robotics, blockchain, the metaverse or new approaches to data mining that impact the nature of how we generate revenue. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation or use of the metaverse) or new entrants such as technology companies, “Insurtech” start-up companies and others. These new entrants are focused on using technology and innovation, including artificial intelligence and blockchain, in an attempt to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise, make use of data analytics, and develop new technologies in our business requires us to incur significant expenses. Investments in technology systems and data analytics capabilities may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we cannot offer new technologies or data analytics solutions as quickly as our competitors, or if our competitors develop more cost-effective technologies, data analytics solutions or other product offerings, we could experience a material adverse effect on our operating results, client relationships, growth and compliance programs.

In some cases, we depend on key third-party vendors and partners to provide technology and other support for our strategic initiatives. If these third parties fail to perform their obligations or cease to work with us, our ability to execute on our strategic initiatives could be adversely affected.

Our success depends, in part, on our ability to attract and retain qualified talent, including our senior management team.

We depend upon members of our senior management team, who possess extensive knowledge and a deep understanding of our business and strategy. We could be adversely affected if we fail to plan adequately for the succession of these leaders, including our chief executive officer. We could also be adversely affected if we fail to attract and retain talent and foster a diverse and inclusive workplace throughout our organization. Competition for talent is intense in many areas of our business, particularly in our claims management business, our IT organization and in rapidly developing fields such as artificial intelligence and data engineering. In addition, our industry has experienced competition for leading brokers and in the past we have lost key brokers and groups of brokers, along with their clients, business relationships and intellectual property directly to our competition. We enter into agreements with many of our brokers and significant client-facing employees and all of our executive officers, which prohibit them from disclosing confidential information and/or soliciting our clients, prospects and employees upon their termination of employment. The confidentiality and non-solicitation provisions of such agreements terminate in the event of a hostile change in control, as defined in the agreements. Although we pursue legal actions for alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action, such legal actions may not be effective in preventing such breaches, theft or infringement. In certain cases, our competitors have solicited employees in violation of their employment agreements as a matter of standard business practice, apparently determining that the cost of defending litigation is outweighed by the benefits of acquiring our employees in this manner. In addition, the Federal Trade Commission (FTC) recently proposed a rule that would prevent employers from entering into non-competes with employees and require employers to rescind existing non-competes. If this rule goes into effect, or if we fail to adequately address any of the issues referred to above, we could experience a material adverse effect on our business, operating results and financial condition. See also “The substantial increase in remote work among our employees subjects us to certain challenges and risks” below.

Sustained increases in compensation expense and the cost of employee benefits could reduce our profitability.

Compensation expense and the cost of current employees’ medical and other benefits, substantially affects our profitability. In the past, we have occasionally experienced significant increases in these costs as a result of macro-economic factors beyond our control, including wage inflation, increases in health care costs, declines in investment returns on pension assets and changes in discount rates and actuarial assumptions used to calculate pension and related liabilities. Our compensation expense ratio in 2022 as a percent of total revenue was 56% compared to 55% in 2021. A significant decrease in the value of our defined benefit pension plan assets, changes to actuarial assumptions used to determine pension plan liabilities, or decreases in the interest rates used to discount the pension plan’s liabilities could cause an increase in pension plan costs in future years. Although we have actively sought to control increases compensation expense and the cost of employee benefits, we can make no assurance that we will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce our profitability.

Our substantial operations outside the U.S. expose us to risks different than those we face in the U.S.

In 2022, we generated approximately 35% of our combined brokerage and risk management revenues outside the U.S. Our business outside the U.S. presents operational, economic and other risks that are different from, or greater than, the risks we face doing comparable business in the U.S. These include, among others, risks relating to:

•
Maintaining awareness of and complying with a wide variety of labor practices and foreign laws, including those relating to labor and employment, data privacy requirements, prohibitions on corrupt payments to government officials, export and import duties, environmental policies, sustainability disclosures, as well as laws and regulations applicable to U.S. business operations abroad. We are subject to the risk that we, our employees, our agents, or our affiliated entities, or their respective officers, directors, employees and agents, may take actions determined to be in violation of any of these laws, regulations or policies, for which we might be held responsible. Actual or alleged violations could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives. While we believe that relations with work councils and trade unions in these countries are and will continue to be satisfactory, work stoppages could occur and we may not be successful in negotiating new collective bargaining agreements. In addition, collective bargaining negotiations may (1) result in significant increases in the cost of labor, (2) divert management’s attention away from operating the business or (3) break down and result in the disruption of operations. The occurrence of any of the preceding conditions could result in increased costs and impair our ability to operate our business. These and other international regulatory risks and labor related risks are described below under “Regulatory, Legal and Accounting Risks”;
•
We own interests in firms where we do not exercise management control (such as Casanueva Perez S.A.P.I. de C.V. in Mexico) and are therefore unable to direct or manage the business to realize the anticipated benefits, including mitigation of risks, that could be achieved through full ownership;
•
The potential costs, difficulties and risks associated with local regulations across the globe, including the risk of personal liability for directors and officers (for example, in the U.K.) and “piercing the corporate veil” risks under the corporate law regimes of certain countries;
•
Difficulties in staffing and managing foreign operations. For example, we are building our Latin American operations through acquisitions of local family-owned insurance brokerage firms. If we lose a local leader, recruiting a replacement locally or finding an internal candidate qualified to transfer to such location could be difficult;
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
•
Political and economic instability (including risks relating to undeveloped or evolving legal systems, unstable governments, acts of terrorism and outbreaks of war, including the military conflict between Russia and Ukraine);
•
Coordinating our communications, policies and logistics across geographic distances, multiple time zones and in different languages, including during times of crisis management;
•
Risks relating to our post-Brexit plan to address the loss of passporting rights between the U.K. and EU with respect to insurance brokerage services. Our plan (implemented in September 2020) involved transferring the European Economic Area (EEA) clients of our U.K.-based regulated entities to a Swedish subsidiary authorized in the EEA, and providing some services through a U.K. branch of such subsidiary. Although this “reverse branch” model is typical of other brokers of a similar size, there can be no assurance that the approach of EU regulators will not change. We currently await the outcome of an industry-wide consultation initiated by the European Insurance and Occupational Pensions Authority (EIOPA) in July 2022, the outcome of which could potentially require us to adjust our plans in relation to the U.K. branch and cause further management distraction and cost;
•
Unfavorable audits and exposure to additional liabilities relating to various non-income taxes (such as payroll, sales, use, value-added, net worth, property and goods and services taxes) in foreign jurisdictions. In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, discriminatory or confiscatory taxation, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or their interpretation and the financial results of our international subsidiaries. The Organization for Economic Cooperation and Development (which we refer to as the OECD) continues to issue reports and recommendations as part of its Base Erosion and Profit Shifting project (which we refer to as BEPS), and in response many countries in which we do business are expected to adopt rules which may change various aspects of the existing framework under which our tax obligations are determined. For example, in response to the OECD recommendations for a global minimum tax, the EU has unanimously agreed to modify its domestic laws before the end of 2023 to comply with BEPS Pillar 2, adopting the various elements of a global minimum tax regime. Other countries such as the U.K. and Canada have made similar announcements during 2022. In addition, many jurisdictions adopted stimulus measures in response to COVID-19, many of which offered continued employment benefit subsidies, payroll tax deferrals or tax refunds that have various tax impacts for businesses;
•
Legal or political constraints on our ability to maintain or increase prices;
•
Cash balances held in foreign banks and institutions where governments have not specifically enacted formal guarantee programs;
•
New pandemics (in addition to COVID-19) at a regional or global level;
•
Lost business or other financial harm due to protectionism in the U.S. and in countries around the world, including adverse trade policies, governmental actions affecting the flow of goods, services and currency, and governmental restrictions on the transfer of funds to us from our operations outside the U.S.; and
•
The trade and military policies of the U.S. government could further develop in ways that exacerbate the risks described above, or introduce new risks for our international operations.

If any of these risks materialize, our results of operations and financial condition could be adversely affected.

Changes in tax laws could adversely affect us.

We operate in various jurisdictions and are subject to changes in applicable tax laws, treaties, or regulations in those jurisdictions. A material change in the tax laws, treaties, or regulations, or their interpretation, of any jurisdiction with which we do business, or in which we have significant operations, could adversely affect us. For example, in October 2021, the OECD announced that 136 countries and tax jurisdictions have agreed to implement a new “Pillar 2” approach to international taxation. The first detailed draft rules under that approach were published in December 2021. The U.K. and Canada agreed to adopt these rules in the second half of 2022 and the 27 countries of the EU unanimously agreed to adopt these rules in December 2022. The new approach is expected to come into effect for the first time in 2023, although different countries will potentially implement the necessary rules in different ways, through their individual agreement to tax treaty changes and through changes to their own domestic tax laws. Pillar 1 exempts regulated financial institutions and we believe we qualify for such exemption. Pillar 2 will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax, which could be collected by the parent company’s tax authorities if that parent country adopts Pillar 2 or by those in other countries, depending on whether and how each country implements the OECD’s approach in its tax treaties and domestic tax legislation. Depending on how the jurisdictions in which we operate, and those in which we and our subsidiaries are based, choose to implement the OECD’s approach in their tax treaties and domestic tax laws, particularly if the U.S. does not adopt Pillar 2, we could be adversely affected due to our income being taxed at higher effective rates, once these new rules come into force.

The COVID-19 pandemic has and could continue to adversely affect our business, results of operations and financial condition.

The global spread of COVID-19 created significant volatility, uncertainty and economic disruption. If more contagious variants of COVID-19 develop and spread in the future, many of the negative impacts of the pandemic could return. Earlier in the pandemic, the decline in economic activity it caused adversely affected our business, results of operations and financial condition. Reductions in our clients’ exposure units (such as headcount, payroll, properties, the market values of their assets, and plant, equipment and other asset utilization levels, among other factors) reduced the amount of insurance coverage and consulting and claims administration services they needed. In addition, earlier in the pandemic, the number of newly arising workers’ compensation and general liability claims, which directly impact our fee revenues in our risk management operation, declined materially. Certain of our brokerage industry niches, such as hospitality, transportation, manufacturing and construction, were significantly affected by the economic decline during the pandemic. If such a decline in economic activity were to return and clients enter bankruptcy, liquidate their operations or consolidate, our revenues and the collectability of our receivables will be adversely affected. In addition, factors related to the pandemic, including supply chain issues, have contributed to a rise in inflation in the U.S. and around the world that could negatively impact the economy and the capital markets, which could adversely affect our business, results of operations and financial condition.

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

The substantial increase in remote work among our employees subjects us to certain challenges and risks.

Many of our employees now work from home on a full- or part-time basis. Remote work for some of our employees could affect their productivity, including due to a lower level of oversight, distractions, disruptions due to caregiving obligations or slower or unreliable Internet access. Remote work may also make some employees feel detached from colleagues and the organization. In some cases, this may make them more vulnerable to solicitations by competing firms. In addition, our increased reliance on work-from-home technologies and our employees’ more frequent use of personal devices and non-standard business processing may increase the risk of cybersecurity or data breaches from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware, malware, employee or insider error, malfeasance, social engineering, physical breaches or other actions.

The increased prevalence of remote work among our employees may also subject us to other challenges and risks. For example, our hybrid work environment may adversely affect our ability to recruit and retain personnel who prefer a fully remote or fully in-person work environment. Operating our business with both remote and in-person workers, or workers who work on flexible schedules, could have a negative impact on our corporate culture, decrease the ability of our employees to collaborate and communicate effectively, decrease the ability of newer production and support staff to learn client-handling and other key skills informally around the office, decrease innovation and productivity, or negatively affect employee morale.

We face significant competitive pressures in each of our businesses.

The insurance brokerage, reinsurance brokerage and employee benefit consulting businesses are highly competitive and many insurance brokerage, reinsurance brokerage and employee benefit consulting organizations actively compete with us in one or more areas of our business around the world. Three of the firms we compete with in the global risk management and brokerage markets have larger revenues than ours. In addition, many other smaller firms that operate nationally or that are strong in a particular country, region or locality may have, in that country, region or locality, an office with revenues as large as or larger than those of our corresponding local office. Our third party claims administration operation also faces significant competition from stand-alone firms as well as divisions of larger firms. Over the past decade or more, private equity sponsors have invested heavily in the insurance brokerage and third party claims administration industries, creating new competitors and strengthening existing ones. Across all of our operations, Insurtech and technology-based start-ups are entering the business. In most cases, these businesses complement or enhance our offerings, but in some cases, they compete with us.

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
•
Increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms and professional employer organizations; and
•
Third party capital providers have entered the insurance and reinsurance risk transfer market offering products and capital directly to our clients. Their presence in the market increases the competitive pressures that we face.

New competition as a result of these or other legislative or industry developments could cause the demand for our products and services to decrease, which could in turn adversely affect our results of operations and financial condition.

Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.

We derive much of our revenue from commissions and fees for our brokerage services. We do not determine the premiums on which our commissions are generally based. Moreover, premiums are cyclical in nature and may vary widely based on market conditions. Because of market cycles for insurance and reinsurance product pricing, which we cannot predict or control, our brokerage revenues and profitability can be volatile or remain depressed for significant periods of time.

As underwriting enterprises continue to outsource the production of premium revenue to non-affiliated brokers or agents such as us, those companies may seek to further minimize their expenses by reducing the commission rates payable to agents or brokers. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to forecast our commission revenues precisely, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, debt repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

In addition, there have been and may continue to be various trends in the insurance and reinsurance markets toward alternative insurance markets including, among other things, greater levels of self-insurance, captives, rent-a-captives, risk retention groups and non-insurance capital markets-based solutions to traditional insurance. While historically we have been able to participate in certain of these activities on behalf of our clients and obtain fee revenue for such services, there can be no assurance that we will realize revenues and profitability as favorable as those realized from our traditional brokerage activities. Our ability to generate premium‑based commission revenue may also be challenged by the growing desire of some clients to compensate brokers based upon flat fees rather than a percentage of premium. This could negatively impact us because fees are generally not indexed for inflation and might not increase with premiums as commissions do or with the level of service provided.

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

Our benefit consulting operations face a variety of risks distinct from those faced by our brokerage operations. The portion of our revenue derived from consulting engagements and special project work is more vulnerable to reduction, postponement, cancellation or non-renewal during an economic downturn than traditional insurance brokerage commissions, and we did experience such a reduction earlier in the pandemic. In the event of a future recession or economic downturn, we could again experience deterioration in these sources of revenue. A portion of our benefit consulting operation revenue is tied to assets invested by our clients, and when investment returns are adversely affected (as they were generally in 2022) that portion of our revenue is negatively impacted. Certain areas within our retirement consulting practice may attract a higher level of regulatory scrutiny due to regulators’ historical interest in such matters, including pension-related products and investment advisory and broker-dealer services. In addition, we have made significant investments in product and knowledge development to assist clients as they navigate the complex regulatory requirements relating to employer-sponsored healthcare. New laws or regulations reducing employer-sponsored health insurance, by limiting or eliminating tax-advantaged employer-sponsored benefits or otherwise, could impact clients’ demand for our services. If we are unable to adapt our services to changes in the legal and regulatory landscape around employer-sponsored benefits, our results of operations could be adversely impacted.

In December 2022, we announced the acquisition of Buck, which is expected to close in the first half of 2023. Upon closing, Buck will be the largest acquisition in the history of our benefit consulting operations and will represent a material portion of such operation’s revenue. As such, the integration of Buck into our existing operations will represent a more significant effort than for our typical acquisitions. Risks related to Buck include the possibility that the acquisition does not close when expected or at all because required regulatory approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all; potential adverse reactions or changes to business or employee relationships; the possibility that the anticipated benefits of the acquisition, including expense synergies, are not realized when expected or at all, including as a result of the impact of, or issues arising from, the integration; the possibility that the acquisition may be more expensive to integrate than anticipated, including as a result of unexpected factors or events; diversion of management's attention from ongoing business operations and opportunities; the inability to retain certain key employees of the acquired operations or Gallagher; competitive responses to the acquisition; and risks related to defined benefits administration and enterprise-level software development and sales, new areas for our benefit consulting operations.

We face a variety of risks in our third-party claims administration operations that are distinct from those we face in our brokerage and benefit consulting operations.

In 2020, 2021 and the beginning of 2022, the COVID-19 pandemic caused a reduction in the number of claims we otherwise would have processed, negatively impacting our third party claims administration operations to a greater degree than the rest of our business. If a new COVID-19 variant emerges and we return to the conditions of 2020 and 2021, we could experience the same kind of negative impact in the future. Our third party claims administration operations also face a variety of additional risks distinct from those faced by the rest of our business, including the risks that:

•
RISX-FACS®, our proprietary risk management information system, on which our ability to provide clients with insurance claim settlement and administration services is highly dependent, becomes inoperable for some reason. In addition, we are increasing our use of cloud storage and cloud computing application services supported, upgraded and maintained by third-party vendors. A disruption affecting RISX-FACS®, third-party cloud services or any other infrastructure supporting our business, including key customer relationship management software, could have a material adverse effect on our operations, cause reputational harm and damage our employee and client relationships;
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
•
If we do not control our labor and technology costs (and beginning during the pandemic we have been experiencing wage inflation and difficulty attracting and retaining talent), we may be unable to remain competitive in the marketplace and profitably fulfill our existing contracts (other than those that provide cost-plus or other margin protection);
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

We do not generally assume net underwriting risk, other than with respect to de minimis amounts necessary to provide minimum or regulatory capital, and briefly, in connection with our catastrophe bond business, and thus do not generally experience direct material financial implications related to extreme weather events. In addition, we are a professional services firm with people as our most important asset and limited physical operations. However, if underwriting enterprises fail or withdraw from offering certain lines of coverage because of large payouts related to climate change, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage and, as a result, reduce our revenues and profitability. Underwriting enterprises are also clients of our reinsurance brokerage operations, so any of the negative developments for underwriting enterprises referred to above could also reduce our commission revenues from such clients.

Regulatory, Legal and Accounting Risks

Improper disclosure of confidential, personal or proprietary information and cybersecurity attacks could result in regulatory scrutiny, legal liability or reputational harm, and could adversely affect our business, financial condition and reputation.

We collect, use, store, transmit and otherwise process, confidential, personal and proprietary information relating to our company, acquisition targets, our employees and our clients. This information includes personally identifiable information, protected health information, financial information and intellectual property.

We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of human error, malfeasance or highly sophisticated cyber-attacks. It is possible that our security controls and employee training are not effective. See “The substantial increase in remote work among our employees subjects us to certain challenges and risks” above for a discussion of how remote work enhances these risks.

We have and continue to invest in technology security initiatives, policies, resources and employee training. The cost and operational consequences of implementing, maintaining and enhancing appropriate technical measures is high. Given the continuously evolving cyber threat landscape, it will become increasingly difficult to detect, defend against and remediate cybersecurity incidents and data breaches. If we are unable to effectively maintain and enhance our system safeguards in line with evolving cyber threats, including in connection with the integration of acquisitions, we may incur unexpected costs, regulatory enforcement action, loss of clients, reputational damage and certain of our systems may become more vulnerable to unauthorized access.

We rely on information technology and third party vendors to support our business activities, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to improve our and our vendors’ ability to protect and defend against cyber-attacks, we may not be able to protect all of our data. Cybersecurity incidents and data breaches of certain systems on which we rely have occurred, although to date we have not been materially impacted by such events. In the future, breaches of any third-party or internal systems may result from circumvention of security systems, denial-of-service, hacking, “phishing”, computer viruses, ransomware, malware, or other cyber-attacks, employee or insider error, malfeasance, social engineering, physical breaches or other actions.

We have from time to time experienced cybersecurity incidents, such as computer viruses, unauthorized parties gaining access to our information technology systems, and privacy incidents, such as loss or inadvertent transmission of data, which to date have not had a material impact on our business. For example, we have previously disclosed a ransomware incident that occurred in 2020.

We are an acquisitive organization. The process of integrating information systems of businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems or information handling, privacy and security policies and protocols, which could expose us to unexpected liabilities or make our own systems and data more vulnerable to attack.

Any future, material cybersecurity or data incident, or media report of the same, even if untrue, may cause us to experience reputational harm, loss of clients and revenue, loss of proprietary data, regulatory action and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard clients’ information or financial losses. Such incidents could result in confidential, personal or proprietary information being lost or stolen, used to perpetuate fraud, maliciously made public, surreptitiously modified, or rendered inaccessible for a period of time. As we experienced in connection with the 2020 ransomware incident referred to above, during a cyber-attack we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. Such losses may not be insured against or be fully covered by insurance we maintain.

Any of the foregoing may have a material adverse effect on our business, financial condition and reputation.

In addition, the competition for talent is high in the cybersecurity and privacy space, and we may not be able to hire, develop or retain suitable talent we need to be capable of identifying, mitigating or remediating these risks.

With respect to our commercial arrangements with third party vendors, we have processes designed to require third party IT outsourcing, offsite storage and other vendors to agree to maintain certain standards with respect to their storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a vendor’s employee or agent, the breakdown of a vendor’s data protection processes, or a cyber‑attack on a vendor’s information systems.

Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. These laws apply to transfers of personal information among our affiliates, as well as to transactions we enter into with third party vendors and clients. Significant uncertainty exists as privacy and data protection laws evolve and may be interpreted and applied differently from country to country, and may create inconsistent or conflicting requirements. Some of these laws provide rights to individuals to access, correct, and delete their personal information and to obtain copies at the expense of the business entities that process their data. Some of these laws carry heavy penalties for violations, e.g., fines of up to 4% of worldwide revenue under the U.K. Data Protection Act and the European Union General Data Protection Regulation (GDPR) and up to $7,500 per intentional violation under the California Consumer Privacy Act (CCPA). In the U.S., there is pending federal legislation and several states have proposed their own comprehensive data privacy bills similar to the GDPR and CCPA.

India and other countries where we have operations outside the U.S. have proposed sweeping new data protection laws, in some cases including data localization laws that may require that personal data stay within their borders.

In addition, in the U.S., legislators are continuing to enact comprehensive cybersecurity laws. For example, we are subject to the New York State Department of Financial Services Cybersecurity Regulation for Financial Services Companies.

Complying with enhanced obligations imposed by various new and emerging laws results in significant costs for developing, implementing and securing our servers lawfully processing personal data and requires we allocate more resources to new privacy compliance processes and to improved technologies, adding to our IT and compliance costs. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.

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

Our policies mandate strict compliance with such laws and we devote substantial resources to programs to ensure compliance, including investigating business practices and taking steps to address the risk that our employees, third party partners or agents will engage in business practices that are prohibited by our policies and/or such laws and regulations. We offer client service capabilities in many countries around the world through a network of correspondent brokers and consultants. In certain limited instances, we also work with third-party introducers that provide services for public sector or other clients. There is a risk that our correspondent brokers and consultants or introducers engage in business practices that are prohibited by our internal policies or violate applicable laws and regulations, such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act. Violations by us or a third party acting on our behalf could result in significant internal investigation costs and legal fees, civil and criminal penalties, including prohibitions on the conduct of our business, and reputational harm. As previously disclosed, during 2022, we received a subpoena from the FCPA Unit of the DOJ seeking information related to our insurance business with public entities in Ecuador. We continue to fully cooperate with the investigation.

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

Many of our activities throughout the world are subject to supervision and regulations promulgated by regulatory or self-regulatory bodies such as the SEC, the NYSE, the DOJ, the IRS, the Office of Foreign Assets Control, the FTC and the FINRA in the U.S., the Financial Conduct Authority in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our retirement-related consulting and investment services are subject to pension law and financial regulation in many countries. Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, data privacy, wage-and-hour standards, employment and labor relations, anti-competition, anti-corruption, currency, the conduct of business, reserves and the amount of local investment with respect to our operations in certain countries. For example, the DOJ recently revised its Corporate Criminal Enforcement Policies and Practices to include a section on the use of personal devices and third-party messaging applications, indicating that their use poses significant risk to companies and suggesting that it intends to investigate seriously whether companies have ensured that data from these sources is preserved for investigations. This and other forms of regulatory supervision could reduce our profitability or growth by increasing the costs of compliance, increasing the risk of costly enforcement actions, restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, underwriting enterprises and third parties. As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization. A compliance failure by even one of our smallest branches could lead to litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties, and/or the loss of our authorization to operate. In all such cases, we would also likely incur significant internal investigation costs and legal fees.

The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including increased staffing needs, the development of new policies, procedures and internal controls and providing training to employees in multiple locations, adding to our cost of doing business. Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected. In addition, major political and legal developments in jurisdictions in which we do business may lead to new regulatory costs and challenges. For example, China adopted a “blocking” statute similar to that of the EU requiring compliance with certain Chinese laws if they conflict with U.S. laws. In 2022, we acquired Willis Re’s reinsurance operations in China. Rising global tensions and protectionism may also lead other countries to adopt similar blocking statutes, which could make it more difficult and costly for us to expand our operations globally.

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

For example, the method by which insurance brokers are compensated has received substantial scrutiny in the past because of the potential for conflicts of interest. The potential for conflicts of interest arises when a broker is compensated by two parties in connection with the same or similar transactions. The vast majority of the compensation we receive for our work as insurance and reinsurance brokers is in the form of retail commissions and fees. We receive additional revenue from underwriting enterprises, separate from retail commissions and fees, including, among other things, contingent and supplemental revenues and payments for consulting and analytics services we provide them. Future changes in the regulatory environment may impact our ability to collect these amounts. Adverse regulatory, legal or other developments regarding these revenues could have a material adverse effect on our business, results of operations or financial condition, expose us to negative publicity and reputational damage and harm our relationships with clients, underwriting enterprises or other business partners.

In addition, as regulators and investors increasingly focus on climate change and other sustainability issues, we are exposed to the risk of frameworks and regulations being adopted that require significant effort to comply with and which are ill-adapted to our operations. For example, the CSRD, which envisages the adoption of EU sustainability reporting standards to be developed by the European Financial Reporting Advisory Group, with such standards to be tailored to EU policies building on and contributing to international standardization initiatives, was adopted and entered into force in 2022. The CSRD applies not only to local operations in the EU, but under certain circumstances, to entire global companies that have EU operations. The CSRD will not apply to our operations in 2023, but we expect to begin assessing our obligations under the CSRD in 2023 as they are expected to be substantial in future years. The SEC and the state of California have also proposed new climate change disclosure requirements, and compliance with such rules, when they are finalized, could require significant effort and divert management’s attention and resources, which could adversely affect our operating results.

We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.

We are or have been subject to numerous claims, tax assessments, lawsuits and proceedings that arise in the ordinary course of business. Such claims, lawsuits and other proceedings include claims for damages based on allegations that our employees or sub-agents improperly failed to procure coverage, report claims on behalf of clients, provide underwriting enterprises with complete and accurate information relating to the risks being insured, or provide clients with appropriate consulting, advisory, pension and claims handling services. There is the risk that our employees or sub-agents may fail to appropriately apply funds that we hold for our clients on a fiduciary basis. Certain of our benefits and retirement consultants provide investment advice or decision-making services to clients. Additionally, we acquired a securities business as part of the Willis Re acquisition. If our clients experience investment losses, our reputation could be damaged and our financial results could be negatively affected as a result of claims asserted against us and lost business. Where appropriate, we have established provisions against these matters that we believe are adequate in light of current information and legal advice, and we adjust such provisions from time to time based on current material developments. The damages claimed in such matters are or may be substantial, including, in many instances, claims for punitive, treble or other extraordinary damages. It is possible that, if the outcomes of these contingencies and legal proceedings were not favorable to us, it could materially adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if, in the future, our insurance coverage proves to be inadequate or unavailable or we experience an increase in liabilities for which we self-insure. We have purchased errors and omissions insurance and other insurance to provide protection against losses that arise in such matters. Accruals for these items, net of insurance receivables, when applicable, have been provided to the extent that losses are deemed probable and are reasonably estimable. These accruals and receivables are adjusted from time to time as current developments warrant.

As more fully described in Note 17 to our 2022 consolidated financial statements, we are a defendant in various legal actions incidental to our business, including but not limited to matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. For example, our micro-captive advisory services business has been under investigation by the IRS since 2013. In addition, we are defending a lawsuit (along with Chem-Mod LLC and other defendants) asserting infringement of patents held by Midwest Energy Emissions Corp. and MES Inc. Also as previously disclosed, during 2022, we received a subpoena from the FCPA Unit of the DOJ seeking information related to our insurance business with public entities in Ecuador. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other adverse events could occur, including the payment of substantial monetary damages or an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies, which may result in a material adverse impact on our business, results of operations or financial position. In addition, regardless of any unfavorable ruling, any such matter could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to revenue recognition and deferred costs - see Note 4 to our 2022 consolidated financial statements. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments, income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements. Further, in August 2022, the U.S. enacted tax legislation commonly referred to as the Inflation Reduction Act (which we refer to as the IRA) which, among other things, implements a corporate book minimum tax and an excise tax on stock buy backs beginning for years after 2022. While guidance is still being issued, our current understanding of these new rules suggests that we will not face significant impacts from these changes. As additional guidance relating to the IRA is released, our estimates related to the IRA may change. Additionally, changes in accounting standards (see Note 2 to our 2022 consolidated financial statements) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

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

We began generating tax credits under IRC Section 45 in 2009. As of December 31, 2022, we had generated a total of $1,706.1 million in IRC Section 45 tax credits, of which approximately $959.6 million have been used to offset U.S. federal tax liabilities and $746.5 million remain unused and available to offset future U.S. federal tax liabilities. Our IRC Section 45 investments’ ability to generate additional tax credits expired on December 31, 2021.

Our ability to use tax credits under IRC Section 45 depends upon the operations in which we invested having satisfied the conditions set forth in IRC Section 45. These include, among others, the “placed-in-service” condition and requirements relating to qualified emissions reductions, coal sales to unrelated parties and at least one of the operations’ owners qualifying as a “producer” of refined coal. While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations did not satisfy the conditions set forth in IRC Section 45. Similarly, the law permitting us to claim IRC Section 29 tax credits (related to our prior synthetic coal operations) expired on December 31, 2007. At December 31, 2022, we had exposure with respect to $108.0 million of previously earned tax credits under IRC Section 29. We believe our claim for IRC Section 29 tax credits in 2007 and prior years was in accordance with IRC Section 29 and four private letter rulings previously obtained by IRC Section 29-related limited liability companies in which we had an interest. We understand these private letter rulings were consistent with those issued to other taxpayers and we have received no indication from the IRS that it will seek to revoke or modify them. In addition, the IRS audited certain of the IRC Section 29 facilities without requiring any changes.

While none of our prior IRC Section 29 operations are currently under audit, several of the IRC Section 45 operations in which we are invested are under audit by the IRS. One of these partnerships received a notice from the IRS disallowing our co-investors from claiming tax credits. The partnership defended its position in tax court and prevailed in August 2019. The decision was affirmed by the D.C. Court of Appeals. The IRS could place the remaining IRC Section 45 operations and any of the prior IRC Section 29 operations under audit. An adverse outcome with respect to our ability to claim tax credits under any such audit would likely cause a material loss or cause us to be subject to liability under indemnification obligations related to prior sales of partnership interests in IRC Section 29 tax credits.

There is a risk that foreign laws will not protect the intellectual property associated with The Chem-Mod™ Solution to the same extent as U.S. laws, leaving us vulnerable to companies outside the U.S. who may attempt to copy such intellectual property. In addition, other companies may make claims of intellectual property infringement with respect to The Chem-Mod™ Solution. In July 2019, Midwest Energy Emissions Corp. and MES Inc. (which we refer to; together, as Midwest Energy) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against us, Chem‑Mod LLC and numerous other related and unrelated parties. The complaint alleges that the named defendants infringed patents held exclusively by Midwest Energy and seeks unspecified damages and injunctive relief. Discovery is complete and the case is scheduled for trial in November 2023. We continue to defend this matter vigorously. Litigation is inherently uncertain and it is not possible for us to predict the ultimate outcome of this matter and the financial impact to us. We believe the probability of a material loss is remote.

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

As of December 31, 2022, we had total consolidated debt outstanding of approximately $6.1 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. A small portion of our private placement debt consists of floating rate notes and interest payments under our senior revolving credit facility are based on a floating rate which exposes us to the risk of a changing or unknown rate environment. Our indebtedness will also reduce the ability to use that cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, issuing additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, or refinance any of our indebtedness on commercially reasonable terms, or at all.

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

The reinsurance securities business we acquired as part of the Willis Re acquisition serves from time to time as the underwriter and initial purchaser of securities (such as catastrophe bonds) issued by our reinsurance company clients. This involves us, acting as an intermediary, to use our capital on hand and short-term borrowings to cover the purchase price of the securities. We place the securities with investors and use the funds we receive from them to repay our obligations. Risks specific to these short-term borrowings include counterparty risk (which is the risk that arises due to uncertainty about a counterparty’s ability to meet its obligations) with respect to the investors. Non-performance by any of our counterparties in these transactions for financial or other reasons could potentially expose us to material losses.

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

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate related to the branch facilities of our brokerage and risk management segments. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Notes 15 and 17 to our 2022 consolidated financial statements for information with respect to our lease commitments as of December 31, 2022.

Item 3. Legal Proceedings.

Please see the information set forth in Note 17 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

Set forth below are the names, ages, positions and business backgrounds of our executive officers as of the date hereof:

Name	Age	Position and Year First Elected
J. Patrick Gallagher, Jr.	70	Chairman since 2006, President since 1990, Chief Executive Officer since 1995
Walter D. Bay	60	Corporate Vice President, General Counsel, Secretary since 2007
Mark H. Bloom	58	Corporate Vice President and Global Chief Information Officer since 2022. Global Chief Information Officer at Aegon N.V., 2016 - 2021
Richard C. Cary	60	Controller since 1997, Chief Accounting Officer since 2001
Joel D. Cavaness	61	Corporate Vice President since 2000, President of our Wholesale Brokerage Operation since 1997
Patrick M. Gallagher	43

Corporate Vice President and President of Property/Casualty Brokerage Operation in the Americas since 2021, Chairman, Canada and Caribbean and CEO of Latin America 2019 - 2021, President, Midwest Region of Property/Casualty Brokerage Operation 2016 - 2019

Thomas J. Gallagher	64	Corporate Vice President since 2001, Chairman of our International Brokerage Operation 2010 ‑ 2016, President of our Global Property/Casualty Brokerage Operation beginning in 2017
Douglas K. Howell	61	Corporate Vice President, Chief Financial Officer since 2003
Scott R. Hudson Vishal Jain	61 61	Corporate Vice President and President of our Risk Management Operation since 2010 Corporate Vice President since 2016, Chief Service Officer since 2014
Christopher E. Mead	55	Corporate Vice President, Chief Marketing Officer since 2017
Susan E. Pietrucha	56	Corporate Vice President, Chief Human Resource Officer since 2007
William F. Ziebell	60	Corporate Vice President since 2011, regional leader in our Employee Benefit and Consulting Brokerage Operations 2004 - 2016, President beginning in 2017

With the exception of Mr. Bloom, we have employed each such person principally in management capacities for more than the past five years. All executive officers are appointed annually and serve at the pleasure of our board of directors.

Part II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the New York Stock Exchange, trading under the symbol “AJG.”

As of January 31, 2023, there were approximately 1,000 holders of record of our common stock.

(c)
Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of us for each fiscal month in the three-month period ended December 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3) (4)
October 1 through October 31, 2022	7,015	$175.59	—	$1,500
November 1 through November 30, 2022	3,595	191.81	—	1,500
December 1 through December 31, 2022	9,722	185.86	—	1,500
Total	20,332	$183.37	—

(1)
Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 11 to our 2022 consolidated financial statements for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the fourth quarter of 2022, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2022 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after-tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.
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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report. In addition, please see “Information Regarding Non-GAAP Measures and Other” beginning on page 36 for a reconciliation of the non-GAAP measures for adjusted total revenues, organic commission, fee and supplemental revenues and adjusted EBITDAC to the comparable GAAP measures, as well as other important information regarding these measures.

We are engaged in providing insurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks. We are headquartered in Rolling Meadows, Illinois, and provide brokerage, risk management and consulting services in approximately 130 countries around the world through our owned operations and a network of correspondent brokers and consultants. In 2022, we expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generate approximately 65% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 35% generated internationally, primarily in the U.K., Australia, Canada, New Zealand and Bermuda (based on 2022 revenues). We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 85%, 14% and 1%, respectively, to 2022 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, clean energy investments (prior to 2022), and interest income from premium financing. Our ability to generate additional tax credits from our Section 45 clean energy investments ended in December 2021. Unless Congress reinstates the law allowing for such tax credits, we do not expect to generate any revenue or earnings from such investments in 2023.

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

Prior Year Discussion of Results and Comparisons

For information on fiscal 2021 results and similar comparisons, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the fiscal year ended December 31, 2021.

Summary of Financial Results - Year Ended December 31,

See the reconciliations of non-GAAP measures on page 34.

	Year 2022		Year 2021		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
	(In millions, except per share data)
Brokerage Segment
Revenues	$7,303.8	$7,291.7	$5,967.5	$5,791.5	22%	26%
Organic revenues		$6,267.9		$5,712.0		9.7%
Net earnings	$1,201.8		$1,016.6		18%
Net earnings margin	16.5%		17.0%		-58 bpts
Adjusted EBITDAC		$2,490.7		$1,977.0		26%
Adjusted EBITDAC margin		34.2%		34.1%		+2 bpts
Diluted net earnings per share	$5.58	$8.19	$4.86	$6.78	15%	21%
Risk Management Segment
Revenues before reimbursements	$1,092.6	$1,091.7	$967.6	$952.8	13%	15%
Organic revenues		$1,078.8		$952.2		13.3%
Net earnings	$115.8		$89.5		29%
Net earnings margin (before reimbursements)	10.6%		9.3%		+125 bpts
Adjusted EBITDAC		$201.5		$181.0		11%
Adjusted EBITDAC margin (before reimbursements)		18.5%		19.0%		-54 bpts
Diluted net earnings per share	$0.54	$0.56	$0.43	$0.49	26%	14%
Corporate Segment
Diluted net loss per share	$(0.93)	$(1.02)	$(0.92)	$(0.46)
Total Company
Diluted net earnings per share	$5.19	$7.74	$4.37	$6.81	19%	14%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$6.12	$8.75	$5.29	$7.27	16%	20%

In our corporate segment, net after-tax (loss) earnings from our clean energy investments was $(9.2) million and $97.4 million in 2022 and 2021, respectively. At this time, we anticipate our clean energy investments will produce after-tax losses in 2023.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for 2022 and 2021. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 39 and 45 of this filing.

Year Ended December 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:
	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2022	2021	2022	2021	2022	2021	2022	2021	Chg
	(In millions, except per share data)
Brokerage, as reported	$7,303.8	$5,967.5	$1,201.8	$1,016.6	$2,239.2	$1,957.2	$5.58	$4.86	15%
Net gains on divestitures	(12.1)	(18.8)	(9.5)	(15.0)	(12.1)	(18.8)	(0.05)	(0.07)
Acquisition integration	—	—	132.7	25.2	167.9	31.7	0.62	0.12
Workforce and lease termination	—	—	40.2	18.0	48.9	20.6	0.19	0.09
Acquisition related adjustments	—	—	56.0	86.4	46.8	27.4	0.26	0.42
Amortization on intangible assets	—	—	342.3	312.0	—	—	1.59	1.50
Levelized foreign currency translation	—	(157.2)	—	(28.2)	—	(41.1)	—	(0.14)
Brokerage, as adjusted *	7,291.7	5,791.5	1,763.5	1,415.0	2,490.7	1,977.0	8.19	6.78	21%
Risk Management, as reported	1,092.6	967.6	115.8	89.5	193.8	177.1	$0.54	$0.43	26%
Net gains on divestures	(0.9)	(0.1)	(0.6)	(0.1)	(0.9)	(0.1)	—	—
Workforce and lease termination	—	—	4.8	6.0	6.4	7.1	0.02	0.03
Acquisition related adjustments	—	—	(5.8)	2.1	0.4	0.4	(0.03)	0.01
Acquisition integration	—	—	1.4	—	1.8	—	0.01	—
Amortization of intangibles assets	—	—	4.6	5.7	—	—	0.02	0.03
Levelized foreign currency translation	—	(14.7)	—	(2.1)	—	(3.5)	—	(0.01)
Risk Management, as adjusted *	1,091.7	952.8	120.2	101.0	201.5	181.0	0.56	0.49	14%
Corporate, as reported	23.7	1,141.3	(201.6)	(151.1)	(166.5)	(231.0)	$(0.93)	$(0.92)
Loss on extinguishment of debt	—	—	—	12.2	—	—	—	0.06
Transaction-related costs	—	—	30.7	38.5	33.4	47.9	0.14	0.19
Legal and tax related	—	—	(50.2)	43.6	(5.0)	9.5	(0.23)	0.21
Corporate, as adjusted *	23.7	1,141.3	(221.1)	(56.8)	(138.1)	(173.6)	(1.02)	(0.46)
Total Company, as reported	$8,420.1	$8,076.4	$1,116.0	$955.0	$2,266.5	$1,903.3	$5.19	$4.37	19%
Total Company, as adjusted *	$8,407.1	$7,885.6	$1,662.6	$1,459.3	$2,554.1	$1,984.4	$7.74	$6.81	14%
Total Brokerage and Risk
Management, as reported	$8,396.4	$6,935.1	$1,317.6	$1,106.1	$2,433.0	$2,134.3	$6.12	$5.29	16%
Total Brokerage and Risk
Management, as adjusted *	$8,383.4	$6,744.3	$1,883.7	$1,516.1	$2,692.2	$2,158.0	$8.75	$7.27	20%

* For the year ended December 31, 2022, the pretax impact of the brokerage segment adjustments totals $732.9 million, with a corresponding adjustment to the provision for income taxes of $171.2 million relating to these items. For the year ended December 31, 2022, the pretax impact of the risk management segment adjustments totals $5.8 million, with a corresponding adjustment to the provision for income taxes of $1.4 million relating to these items. For the year ended December 31, 2022, the pretax impact of the corporate segment adjustments totals $28.4 million, with a corresponding adjustment to the benefit for income taxes of $47.9 million relating to these items and other tax items noted on page 50. For the corporate segment, the clean energy related adjustments are described on page 50.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Year Ended Dec 31, 2022
Brokerage, as reported	$1,596.5	$394.7	$1,201.8	$4.4	$1,197.4	$5.58
Net gains on divestitures	(12.1)	(2.6)	(9.5)	—	(9.5)	(0.04)
Acquisition integration	167.9	35.2	132.7	—	132.7	0.62
Workforce and lease termination	51.4	11.2	40.2	—	40.2	0.19
Acquisition related adjustments	77.0	21.0	56.0	—	56.0	0.26
Amortization of intangible assets	448.7	106.4	342.3	—	342.3	1.59
Brokerage, as adjusted	$2,329.4	$565.9	$1,763.5	$4.4	$1,759.1	$8.19
Risk Management, as reported	$157.2	$41.4	$115.8	$—	$115.8	$0.54
Net gains on divestitures	(0.9)	(0.3)	(0.6)	—	(0.6)	—
Workforce and lease termination	6.5	1.7	4.8	—	4.8	0.02
Acquisition related adjustments	(7.8)	(2.0)	(5.8)	—	(5.8)	(0.03)
Acquisition integration	1.8	0.4	1.4	—	1.4	0.01
Amortization of intangible assets	6.2	1.6	4.6	—	4.6	0.02
Risk Management, as adjusted	$163.0	$42.8	$120.2	$—	$120.2	$0.56
Corporate, as reported	$(426.7)	$(225.1)	$(201.6)	$(2.6)	$(199.0)	$(0.93)
Transaction-related costs	33.4	2.7	30.7	—	30.7	0.14
Legal and tax related	(5.0)	45.2	(50.2)	—	(50.2)	(0.23)
Corporate, as adjusted	$(398.3)	$(177.2)	$(221.1)	$(2.6)	$(218.5)	$(1.02)
Year Ended Dec 31, 2021
Brokerage, as reported	$1,345.5	$328.9	$1,016.6	$8.4	$1,008.2	$4.86
Net gains on divestitures	(18.8)	(3.8)	(15.0)	—	(15.0)	(0.07)
Acquisition integration	31.7	6.5	25.2	—	25.2	0.12
Workforce and lease termination	22.8	4.8	18.0	—	18.0	0.09
Acquisition related adjustments	109.0	22.6	86.4	—	86.4	0.42
Amortization of intangible assets	407.6	95.6	312.0	—	312.0	1.50
Levelized foreign currency translation	(36.5)	(8.3)	(28.2)	—	(28.2)	(0.14)
Brokerage, as adjusted	$1,861.3	$446.3	$1,415.0	$8.4	$1,406.6	$6.78
Risk Management, as reported	$120.1	$30.6	$89.5	$—	$89.5	$0.43
Net gains on divestitures	(0.1)	—	(0.1)	—	(0.1)	—
Workforce and lease termination	8.0	2.0	6.0	—	6.0	0.03
Acquisition related adjustments	2.7	0.7	2.0	—	2.0	0.01
Amortization of intangible assets	7.5	1.8	5.7	—	5.7	0.03
Levelized foreign currency translation	(2.7)	(0.6)	(2.1)	—	(2.1)	(0.01)

Risk Management, as adjusted	$135.5	$34.5	$101.0	$—	$101.0	$0.49
Corporate, as reported	$(490.5)	$(339.4)	$(151.1)	$39.8	$(190.9)	$(0.92)
Loss on extinguishment of debt	16.2	4.0	12.2	—	12.2	0.06
Transaction-related costs	47.9	9.4	38.5	—	38.5	0.19
Income tax related	9.5	(34.1)	43.6	—	43.6	0.21
Corporate, as adjusted	$(416.9)	$(360.1)	$(56.8)	$39.8	$(96.6)	$(0.46)

Agreement to Acquire Buck

On December 20, 2022, we signed a definitive agreement to acquire Buck for a gross consideration of $660.0 million or approximately $585.0 million net of agreed seller funded expenses and net working capital. We expect to fund the transaction via free cash flow and short-term borrowings. Buck is a leading provider of retirement, human resource and employee benefits consulting and administration services. Buck has been in existence for more than 100 years and has a diverse client base by both size and industry. Buck has over 2,300 employees, including more than 220 credentialed actuaries, and primarily serves customers throughout the U.S., Canada and the U.K. The transaction is expected to close during the first half of 2023, subject to customary regulatory approvals.

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

We typically cite the Council of Insurance Agents & Brokers (which we refer to as the CIAB) insurance pricing quarterly survey at this time as an indicator of the current insurance rate environment. The fourth quarter 2022 survey had not been published as of the filing date of this report. The first three 2022 quarterly surveys indicated that U.S. commercial property/casualty rates increased by 6.6%, 7.1%, and 8.1% on average, for the first, second and third quarters of 2022, respectively. We expect a similar trend to be noted when the CIAB fourth quarter 2022 survey report is issued, which would indicate overall continued price firming and hardening in some lines of business. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S.

We believe increases in property/casualty rates will continue throughout 2023 due to rising loss costs, higher reinsurance pricing (particularly in property catastrophe), increased frequency of catastrophe losses and social inflation. If loss trends deteriorate over the coming quarters, including the impact of natural catastrophes, it could lead to a more difficult rate and conditions environment in certain lines. The combination of increasing insurable values (due in large part to inflation, including wage inflation), a tight labor market and lower unemployment is likely contributing to increases in client insured exposures. Additionally, we expect that our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. Overall, we believe that in a positive rate environment with increasing exposures, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budget. Based on our experience, there is adequate capacity in the insurance and reinsurance market for most lines of coverage, however, the U.S. property catastrophe market could face significant price increases, tightening terms and conditions and a supply/demand imbalance throughout 2023 renewals.

Clean energy investments - We have investments in limited liability companies that own or have owned 29 clean coal production plants developed by us and six clean coal production plants we purchased from a third party. All 35 plants produced refined coal using propriety technologies owned by Chem-Mod. We believe that the production and sale of refined coal at these plants prior to 2022 was qualified to receive refined coal tax credits under IRC Section 45. The plants which were placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) received tax credits through 2019 and the 21 plants which were placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants) received tax credits through 2021. All twenty-one of the 2011 Era Plants were under long‑term production contracts with several utilities. Those agreements ended December 31, 2021 due to the expiration of the IRC Section 45 program.

We also own a 46.5% controlling interest in Chem-Mod, which prior to 2022 marketed The Chem‑Mod™ Solution proprietary technologies principally to refined fuel plants that sell refined fuel to coal-fired power plants owned by utility companies, including those plants in which we hold interests. Currently, Chem-Mod is not anticipated to generate after-tax earnings after 2021.

All estimates set forth above regarding the future results of our clean energy investments are subject to significant risks, including those set forth in the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.”

Business Combinations and Dispositions

See Note 3 to our 2022 consolidated financial statements for a discussion of our 2022 business combinations.

Results of Operations

Information Regarding Non-GAAP Measures and Other

In the discussion and analysis of our results of operations that follows, in addition to reporting financial results in accordance with GAAP, we provide information regarding EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, diluted net earnings per share, as adjusted (adjusted EPS), adjusted revenue, adjusted compensation and operating expenses, adjusted compensation expense ratio, adjusted operating expense ratio and organic revenue. These measures are not in accordance with, or an alternative to, the GAAP information provided in this report. We believe that these presentations provide useful information to management, analysts and investors regarding financial and business trends relating to our results of operations and financial condition or because they provide investors with measures that our chief operating decision maker uses when reviewing the company’s performance. See further below for definitions and additional reasons each of these measures is useful to investors. Our industry peers may provide similar supplemental non-GAAP information with respect to one or more of these measures, although they may not use the same or comparable terminology and may not make identical adjustments. The non-GAAP information we provide should be used in addition to, but not as a substitute for, the GAAP information provided. We make determinations regarding certain elements of executive officer incentive compensation, performance share awards and annual cash incentive awards, partly on the basis of measures related to adjusted EBITDAC.

Adjusted Non-GAAP presentation - We believe that the adjusted non-GAAP presentation of our 2022 and 2021 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

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
o
Acquisition integration costs, which include costs related to certain large acquisitions (including Willis Re), outside the scope of our usual tuck-in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, compensation expense related to amortization of certain- retention bonus arrangements, extra lease space, duplicate services and external costs incurred to assimilate the acquisition into our IT related systems.
o
Transaction-related costs, which primarily are associated with the acquisition of Willis Re and the pending acquisition of Buck. These include costs related to regulatory filings, legal, accounting services, insurance and incentive compensation.
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
o
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
o
Legal and income tax related, which represents the impact of one-time items recognized in the fourth quarter 2022 related to the following: (a) additional U.K. income tax expense related to the non‐deductibility of acquisition-related adjustments made in the quarter, (b) gains and costs associated with legal and tax matters, (c) income tax provision adjustments as we filed our 2021 tax returns and (d) income tax benefit related to adjusting certain U.K. deferred income tax assets to the future 25% corporate income tax rate. For fourth quarter 2021, it includes the impact of additional U.K. and U.S. income tax expense related to the non-deductibility of some acquisition related adjustments made and costs incurred related to a legal settlement.
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

Non-GAAP Earnings Measures

We believe that the presentation of EBITDAC, EBITDAC margin, adjusted EBITDAC, adjusted EBITDAC margin, adjusted EPS and adjusted net earnings for the brokerage and risk management segment, each as defined below, provides a meaningful representation of our operating performance. Adjusted EPS is a performance measure and should not be used as a measure of our liquidity. We also consider EBITDAC and EBITDAC margin as ways to measure financial performance on an ongoing basis. In addition, adjusted EBITDAC, adjusted EBITDAC margin and adjusted EPS for the brokerage and risk management segments are presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

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
•
Adjusted EPS and Adjusted Net Earnings - Adjusted net earnings have been adjusted to exclude the after-tax impact of net gains on divestitures, acquisition integration costs, the impact of foreign currency translation, workforce related charges, lease termination related charges, acquisition related adjustments, transaction related costs, amortization of intangible assets, legal and income tax related costs and effective income tax rate impact, as applicable. Adjusted EPS is Adjusted Net Earnings divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and for the overall business is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability. This is the fourth quarterly period where we have excluded amortization of intangible assets from adjusted EPS, and as such, we have provided the same adjustment for the prior year for comparability.

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

These revenue items are excluded from organic revenues in order to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that are expected to continue in 2023 and beyond. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this non-GAAP measure allows readers of our financial statements to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This report includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 39 and 45), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on pages 33 and 34), for organic revenue measures (on pages 40 and 45), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses and adjusted EBITDAC margin (on page 42), respectively, for the brokerage segment and on page 48 for the risk management segment.

Brokerage

The brokerage segment accounted for 85% of our revenue in 2022. Our brokerage segment is primarily comprised of retail, wholesale and reinsurance brokerage operations. Our brokerage segment generates revenues by:

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

Financial information relating to our brokerage segment results for 2022 and 2021 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2022	2021	Change
Commissions	$5,187.4	$4,132.3	$1,055.1
Fees	1,476.9	1,296.9	180.0
Supplemental revenues	284.7	248.7	36.0
Contingent revenues	207.3	188.0	19.3
Investment income	135.4	82.8	52.6
Net gains on divestitures	12.1	18.8	(6.7)
Total revenues	7,303.8	5,967.5	1,336.3
Compensation	4,024.7	3,252.4	772.3
Operating	1,039.9	757.9	282.0
Depreciation	103.6	87.8	15.8
Amortization	448.7	407.6	41.1
Change in estimated acquisition earnout payables	90.4	116.3	(25.9)
Total expenses	5,707.3	4,622.0	1,085.3
Earnings before income taxes	1,596.5	1,345.5	251.0
Provision for income taxes	394.7	328.9	65.8
Net earnings	1,201.8	1,016.6	185.2
Net earnings attributable to noncontrolling interests	4.4	8.4	(4.0)
Net earnings attributable to controlling interests	$1,197.4	$1,008.2	$189.2
Diluted net earnings per share	$5.58	$4.86	$0.72
Other Information
Change in diluted net earnings per share	15%	10%
Growth in revenues	22%	15%
Organic change in commissions and fees	9%	8%
Compensation expense ratio	55%	55%
Operating expense ratio	14%	13%
Effective income tax rate	25%	24%
Workforce at end of period (includes acquisitions)	32,679	29,859
Identifiable assets at December 31	$35,205.1	$29,821.0

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for 2022 and 2021 (in millions):

	2022	2021	Change
Net earnings, as reported	$1,201.8	$1,016.6	18.2%
Provision for income taxes	394.7	328.9
Depreciation	103.6	87.8
Amortization	448.7	407.6
Change in estimated acquisition earnout payables	90.4	116.3
EBITDAC	2,239.2	1,957.2	14.4%
Net gains on divestitures	(12.1)	(18.8)
Acquisition integration	167.9	31.7
Acquisition related adjustments	46.8	27.4
Workforce and lease termination related charges	48.9	20.6
Levelized foreign currency translation	—	(41.1)
EBITDAC, as adjusted	$2,490.7	$1,977.0	26.0%
Net earnings margin, as reported	16.5%	17.0%	-58 bpts
EBITDAC margin, as adjusted	34.2%	34.1%	+2 bpts
Reported revenues	$7,303.8	$5,967.5
Adjusted revenues - see page 33	$7,291.7	$5,791.5

Commissions and fees - The aggregate increase in base commissions and fees for 2022 was due to revenues associated with acquisitions that were made during 2022 and 2021 ($883.2 million) and organic revenue growth. Commission revenues increased 26% and fee revenues increased 14% in 2022 compared to 2021, respectively. The organic change in base commission and fee revenues was 9% in 2022 and 8% in 2021.

In our property/casualty brokerage operations, during the twelve-month period ended December 31, 2022, we saw continued strong customer retention and new business generation and increasing renewal premiums (premium rates and exposures). We believe these favorable trends should continue in 2023; however, if economic conditions worsen, we could see our revenue growth soften.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2022 and 2021 include the following (in millions):

	Year Ended December 31,
	2022	2021	Change
Base Commissions and Fees
Commission and fees, as reported	$6,664.3	$5,429.2	22.7%
Less commission and fee revenues from acquisitions	(883.2)	—
Less divested operations	—	(2.2)
Levelized foreign currency translation	—	(143.6)
Organic base commission and fees	$5,781.1	$5,283.4	9.4%
Supplemental revenues
Supplemental revenues, as reported	$284.7	$248.7	14.5%
Less supplemental revenues from acquisitions	(2.2)	—
Levelized foreign currency translation	—	(6.6)
Organic supplemental revenues	$282.5	$242.1	16.7%
Contingent revenues
Contingent revenues, as reported	$207.3	$188.0	10.3%
Less contingent revenues from acquisitions	(3.0)	—
Levelized foreign currency translation	—	(1.5)
Organic contingent revenues	$204.3	$186.5	9.5%
Total reported commissions, fees, supplemental revenues and contingent revenues	$7,156.3	$5,865.9	22.0%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(888.4)	—
Less divested operations	—	(2.2)
Levelized foreign currency translation	—	(151.7)
Total organic commissions, fees supplemental revenues and contingent revenues	$6,267.9	$5,712.0	9.7%

Acquisition Activity	2022	2021
Number of acquisitions closed	36	36
Estimated annualized revenues acquired (in millions)	$244.0	$952.0

For 2022 and 2021, we issued 726,000 and 1,423,000 shares, respectively, of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions. In addition, on May 17, 2021 we completed a follow-on common stock offering in which we issued 10.3 million shares of our common stock, the net proceeds of which were used to fund a portion of the acquisition of the Willis Re.

On December 20, 2022, we signed a definitive agreement to acquire the partnership interests of Buck and its subsidiaries, for a gross consideration of $660.0 million or approximately $585.0 million net of agreed seller funded expenses and net working capital. We expect to fund the transaction via free cash flow and short-term borrowings. Buck is a leading provider of retirement, human resource and employee benefits consulting and administration services. Buck has been in existence for more than 100 years and has a diverse client base by both size and industry. Buck has over 2,300 employees, including more than 220 credentialed actuaries, and primarily serves customers throughout the U.S., Canada and the U.K. The transaction is expected to close during the first half of 2023, subject to customary regulatory approvals.

On December 1, 2021, we acquired substantially all of the Willis Re for an initial gross consideration of $3.17 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets. We funded the transaction using cash on hand, including the $1.4 billion of net cash raised in our May 17, 2021 follow-on common stock offering, the $850 million of net cash borrowed in our May 20, 2021 30-year senior note issuance, $750 million of net cash borrowed in our November 9, 2021 10-year ($400 million) and 30-year ($350 million) senior note issuances and short‑term borrowings.

Following the completion of Willis Re of the reinsurance brokerage operations discussed above, we and Willis Re entered into transition service agreements (which we refer to as TSA). Under the agreement, WTW will provide certain specified back office support services globally on a transitional basis for a period of up to two years from December 1, 2021, based on the specific location and type of services being provided by WTW. Such services include among other things, client related billings, collections and carrier remittances, payroll and other human resource services, information systems, real estate as well as accounting support. The charges for the transition services are generally intended to allow the providing company to fully recover the allocated direct costs of providing the services, plus all out-of-pocket costs and expenses. Under the TSA, there is the option at our request for two extension periods for each service provided for up to six months each. If we do exercise the extensions there is a profit margin markup added in each period.

On November 9, 2021, we closed and funded an offering of $750.0 million of unsecured senior notes in two tranches. The $400.0 million aggregate principal amount of 2.40% Senior Notes are due 2031 (which we refer to as the 2031 November Notes) and $350.0 million aggregate principal amount of 3.05% Senior Notes are due 2052 (which we refer to as the 2052 November Notes and together with the 2031 November Notes, the November Notes). The weighted average interest rate is 2.80% per annum after giving effect to underwriting costs. We used the net proceeds of the November Notes to fund a portion of the cash consideration payable in connection with the Willis Re transaction.

On May 20, 2021, we closed and funded an offering of $1,500.0 million of unsecured senior notes in two tranches. The $650.0 million aggregate principal amount of 2.50% Senior Notes were due 2031 (which we refer to as the 2031 Notes) and the $850.0 million aggregate principal amount of 3.50% Senior Notes are due 2051 (which we refer to as the 2051 Notes). The weighted average interest rate was 3.31% per annum after giving effect to underwriting costs and the net hedge loss. In conjunction with the termination of the Willis Re transaction, on July 29, 2021, we exercised the special option redemption feature for the 2031 Senior Notes. These notes were redeemed on August 13, 2021, which resulted in a loss on extinguishment of debt of $16.2 million. We used the net proceeds of this offering related to the 2051 Notes to fund a portion of the cash consideration payable in connection with the Willis Re transaction.

On May 17, 2021, we closed on a follow-on public offering of our common stock whereby 10.3 million shares of our stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $1,437.9 million. We used the net proceeds of the offering to fund the acquisition of Willis Re.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2022 and 2021 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2022
Reported supplemental revenues	$74.3	$65.7	$64.7	$80.0	$284.7
Reported contingent revenues	71.6	43.1	52.4	40.2	207.3
Reported supplemental and contingent revenues	$145.9	$108.8	$117.1	$120.2	$492.0
2021
Reported supplemental revenues	$66.8	$55.2	$61.0	$65.7	$248.7
Reported contingent revenues	63.3	43.3	43.7	37.7	188.0
Reported supplemental and contingent revenues	$130.1	$98.5	$104.7	$103.4	$436.7

Investment income and net gains on divestitures - This primarily represents (1) interest income earned on cash, cash equivalents and restricted funds and interest income from premium financing and (2) net gains related to divestitures and sales of books of business, which were $12.1 million and $18.8 million in 2022 and 2021, respectively. Also included in net gains in 2021 is a $8.7 million gain we recognized related to our acquisition of an additional 70% equity interest in Edelweiss Gallagher Insurance Brokers Limited (which we refer to as Edelweiss), which increased our ownership in Edelweiss to 100%. The gain represents the increase in fair value of our initial 30.0% equity interest in Edelweiss based on the purchase price paid to acquire the additional 70% equity interest.

Investment income in 2022 increased compared to 2021 primarily due to increases in interest income from our U.S. operations primarily due to increases in interest rates earned on our funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2022 and 2021 compensation expense (in millions):

	2022	2021
Compensation expense, as reported	$4,024.7	$3,252.4
Acquisition integration	(107.4)	(22.3)
Workforce related charges	(36.9)	(16.2)
Acquisition related adjustments	(46.8)	(27.4)
Levelized foreign currency translation	—	(90.5)
Compensation expense, as adjusted	$3,833.6	$3,096.0
Reported compensation expense ratios	55.1%	54.5%
Adjusted compensation expense ratios	52.6%	53.5%
Reported revenues	$7,303.8	$5,967.5
Adjusted revenues - see page 33	$7,291.7	$5,791.5

The $772.3 million increase in compensation expense in 2022 compared to 2021 was primarily due to compensation associated with the acquisitions completed in the twelve month period ended December 31, 2022 - $432.7 million, base compensation related to merit wage increases and hiring of producers and other roles to service and support higher organic growth, benefits and other incentive compensation linked to operating results - $235.1 million in the aggregate, increases in acquisition integration - $85.1 million and acquisition earnout related adjustments - $19.4 million. During 2022, relative to 2021, as we increased our business activities, we saw more normalized usage of our employee medical plan and resumption of annual support-layer wage increases.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2022 and 2021 operating expense (in millions):

	2022	2021
Operating expense, as reported	$1,039.9	$757.9
Acquisition integration	(60.5)	(9.4)
Workforce and lease termination related charges	(12.0)	(4.4)
Levelized foreign currency translation	—	(25.6)
Operating expense, as adjusted	$967.4	$718.5
Reported operating expense ratios	14.2%	12.7%
Adjusted operating expense ratios	13.3%	12.4%
Reported revenues	$7,303.8	$5,967.5
Adjusted revenues - see page 33	$7,291.7	$5,791.5

The $282.0 million increase in operating expense in 2022 compared to 2021, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended December 31, 2022 - $127.8 million, increases in technology, advertising, travel, entertainment and other client-related expenses - $103.1 million in the aggregate and acquisition integration costs - $51.1 million. During 2022, relative to 2021, as we increased our business activities, we saw increases in travel and entertainment, full restoration of advertising and hiring to support growth, further investment in support of our hybrid employee environment and continued investment in cybersecurity.

Depreciation - The increase in depreciation expense in 2022 compared to 2021 was due primarily to the impact of purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2022 was the depreciation expense associated with acquisitions completed in 2022.

Amortization - The increase in amortization in 2022 compared to 2021 was primarily due to the impact of acquisition valuation true-ups recorded in 2022 relating to acquisitions made in fourth quarter 2021, partially offset by the impact of amortization expense of intangible assets associated with acquisitions completed in 2022 and 2021. Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names). Based on the results of impairment reviews performed on amortizable intangible assets in 2022 and 2021, we wrote off $2.0 million and $16.8 million, respectively, of amortizable intangible assets related to the brokerage segment. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. We performed a qualitative impairment review on carrying value of our goodwill for all of our reporting units as of December 31, 2022 and no indicators of impairment were noted.

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in 2022 compared to 2021 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During 2022 and 2021, we recognized $60.2 million and $34.7 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made from 2019 to 2022. During 2022 and 2021, we recognized $30.2 million and $81.6 million of expense, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 86 and 95 acquisitions, respectively. The net adjustments in 2022, include changes made to the estimated fair value of the Willis Re acquisition earnout and reflect updated assumptions as of December 31, 2022.

The amounts initially recorded as earnout payables for our 2019 to 2022 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three‑year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective tax rate in 2022 and 2021 was 24.7% and 24.4%, respectively. In first quarter of 2022, we increased our state effective income tax rate, which resulted in the overall U.S. effective income tax rate increasing from 25% to 26% and caused us to incur additional income tax expense. We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in our brokerage segment based on known changes in tax rates in future periods.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2022 and 2021 include noncontrolling interest earnings of $4.4 million and $8.4 million, respectively.

Litigation, Regulatory and Taxation Matters - We routinely are involved in legal proceedings, claims, disputes, regulatory matters and governmental inspections or investigations arising in the ordinary course of or incidental to our business, including those noted below in this section. We record accruals in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies, unless disclosed below. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur, including the payment of substantial monetary damages or an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies, which may result in a material adverse impact on our business, results of operations or financial position.

During 2022, we received a subpoena from the FCPA Unit of the DOJ seeking information related to our insurance business with public entities in Ecuador. We continue to fully cooperate with the investigation.

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

Risk Management

The risk management segment accounted for 14% of our revenue in 2022. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third‑party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for 2022 and 2021 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2022	2021	Change
Fees	$1,090.8	$967.2	$123.6
Investment income	0.9	0.3	0.6
Net gains on divestitures	0.9	0.1	0.8
Revenues before reimbursements	1,092.6	967.6	125.0
Reimbursements	130.5	133.0	(2.5)
Total revenues	1,223.1	1,100.6	122.5
Compensation	664.9	580.7	84.2
Operating	233.9	209.8	24.1
Reimbursements	130.5	133.0	(2.5)
Depreciation	37.8	46.2	(8.4)
Amortization	6.2	7.5	(1.3)
Change in estimated acquisition earnout payables	(7.4)	3.3	(10.7)
Total expenses	1,065.9	980.5	85.4
Earnings before income taxes	157.2	120.1	37.1
Provision for income taxes	41.4	30.6	10.8
Net earnings	115.8	89.5	26.3
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to
controlling interests	$115.8	$89.5	$26.3
Diluted earnings per share	$0.54	$0.43	$0.11
Other information
Change in diluted earnings per share	26%	26%
Growth in revenues (before reimbursements)	13%	18%
Organic change in fees (before reimbursements)	13%	12%
Compensation expense ratio (before reimbursements)	61%	60%
Operating expense ratio (before reimbursements)	21%	22%
Effective income tax rate	26%	25%
Workforce at end of period (includes acquisitions)	8,430	7,308
Identifiable assets at December 31	$1,142.5	$1,034.4

The following provides non-GAAP information that management believes is helpful when comparing 2022 and 2021 EBITDAC and adjusted EBITDAC (in millions):

	2022	2021	Change
Net earnings, as reported	$115.8	$89.5	29.4%
Provision for income taxes	41.4	30.6
Depreciation	37.8	46.2
Amortization	6.2	7.5
Change in estimated acquisition earnout payables	(7.4)	3.3
Total EBITDAC	193.8	177.1	9.4%
Net gains on divestitures	(0.9)	(0.1)
Workforce and lease termination related charges	6.4	7.1
Acquisition related adjustments	0.4	0.4
Acquisition integration	1.8	—
Levelized foreign currency translation	—	(3.5)
EBITDAC, as adjusted	$201.5	$181.0	11.3%
Net earnings margin, before reimbursements, as reported	10.6%	9.3%	+125 bpts
EBITDAC margin, before reimbursements, as adjusted	18.5%	19.0%	-54 bpts
Reported revenues before
reimbursements	$1,092.6	$967.6
Adjusted revenues - before reimbursements - see page 33	$1,091.7	$952.8

Fees - In 2022, our risk management operations, new core workers’ compensation and general liability claims arising improved due to our clients’ improving business conditions and are well above 2020 pandemic lows. We believe these favorable trends should continue for 2023, however, deteriorating economic conditions or a reversal in the number of workers employed, could cause fewer new core workers’ compensation claims to arise in future quarters. Organic change in fee revenues was 13% in 2022 and 12% in 2021.

Items excluded from organic fee computations yet impacting revenue comparisons in 2022 and 2021 include the following (in millions):

	Year Ended December 31,
	2022	2021	Change
Fees	$1,075.8	$954.0	12.8%
International performance bonus fees	15.0	13.2
Fees as reported	1,090.8	967.2	12.8%
Less fees from acquisitions	(12.0)	—
Less divested operations	—	(0.3)
Levelized foreign currency translation	—	(14.7)
Organic fees	$1,078.8	$952.2	13.3%

Reimbursements - Reimbursements represent amounts received from clients reimbursing us for certain third-party costs associated with providing our claims management services. In certain service partner relationships, we are considered a principal because we direct the third party, control the specified service and combine the services provided into an integrated solution. Given this principal relationship, we are required to recognize revenue on a gross basis and service partner vendor fees in the operating expense line in our consolidated statement of earnings. The decrease in reimbursements in 2022 compared to 2021 was primarily due to a change in business mix that is processed internally versus using outside service partners.

Investment income - Investment income primarily represents interest income earned on our cash and cash equivalents. Investment income in 2022 increased compared to 2021 primarily due to increases in interest income from our U.S. operations due to increases in interest rates earned on our funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2022 and 2021 compensation expense compensation expense (in millions):

	2022	2021
Compensation expense, as reported	$664.9	$580.7
Acquisition integration	(0.3)	—
Workforce and lease termination related charges	(4.0)	(2.3)
Acquisition related adjustments	(0.4)	(0.4)
Levelized foreign currency translation	—	(9.1)
Compensation expense, as adjusted	$660.2	$568.9
Reported compensation expense ratios (before reimbursements)	60.9%	60.0%
Adjusted compensation expense ratios (before reimbursements)	60.5%	59.7%
Reported revenues (before reimbursements)	$1,092.6	$967.6
Adjusted revenues (before reimbursements) - see page 33	$1,091.7	$952.8

The $84.2 million increase in compensation expense in 2022 compared to 2021 was primarily due to increased base compensation related to merit wage increases and hiring to support growth, and other incentive compensation linked to operating results - $76.0 million in the aggregate, and compensation associated with the acquisitions completed in the twelve month period ended December 31, 2022 - $8.2 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2022 and 2021 operating expense operating expense (in millions):

	2022	2021
Operating expense, as reported	$233.9	$209.8
Workforce and lease termination related charges	(2.4)	(4.8)
Acquisition integration	(1.5)	—
Levelized foreign currency translation	—	(2.1)
Operating expense, as adjusted	$230.0	$202.9
Reported operating expense ratios (before reimbursements)	21.4%	21.7%
Adjusted operating expense ratios (before reimbursements)	21.1%	21.3%
Reported revenues (before reimbursements)	$1,092.6	$967.6
Adjusted revenues - (before reimbursements) see page 33	$1,091.7	$952.8

The $24.1 million increase in operating expense in 2022 compared to 2021 was primarily due to increases in professional fees, business insurance, travel, entertainment and other client-related expenses, partially offset by savings in real estate related to office consolidations - $20.1 million in the aggregate, acquisition integration - $1.5 million and expenses associated with the acquisitions completed in the twelve month period ended December 31, 2022 - $2.5 million.

Depreciation - Depreciation expense decreased in 2022 compared to 2021, which reflects the impact of office consolidations that occurred as leases expired in 2022 and 2021 (less depreciation associated with furniture, equipment and leasehold improvements), partially offset by expenditures related to upgrading computer systems.

Amortization - Amortization expense decreased in 2022 compared to 2021. The decrease in amortization in 2022 compared to 2021 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in 2022 and to an intangible asset impairment in 2021. Based on the results of impairment reviews performed on amortizable intangible assets during 2022 and 2021, we wrote off zero and $0.8 million, respectively, of amortizable assets related to the risk management segment.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in 2022 compared to 2021, were due primarily to adjustments made in 2022 and 2021 to the estimated fair value of an earnout obligation related to revised projections of future performance. During 2022 and 2021, we recognized $0.8 million and $1.0 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our

2019 to 2022 acquisitions, respectively. During 2022, we recognized $8.2 million of income related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for three acquisitions. During 2021, we recognized $2.3 million of expense related to net adjustments in the estimated fair value of earnout obligations related to revised projections of future performance for four acquisitions.

Provision for income taxes - We allocate the provision for income taxes to the risk management segment using local statutory rates. The risk management segment’s effective tax rate in 2022 and 2021 was 26.3% and 25.5%, respectively. In first quarter of 2022, we increased our state effective income tax rate, which resulted in the overall U.S. effective income tax rate increasing from 25% to 26% and caused us to incur additional income tax expense. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment based on known changes in tax rates in future periods.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency remeasurement. See Note 14 to our 2022 consolidated financial statements for a summary discussion of the nature of our investments at December 31, 2022 and 2021. See Note 8 to our 2022 consolidated financial statements for a summary of our debt at December 31, 2022 and 2021.

Financial information relating to our corporate segment results for 2022 and 2021 (in millions, except per share and percentages):

Statement of Earnings	2022	2021	Change
Revenues from consolidated clean coal facilities	$22.3	$1,075.4	$(1,053.1)
Royalty income from clean coal licenses	0.7	67.7	(67.0)
Loss from unconsolidated clean coal facilities	—	(2.3)	2.3
Other income	0.7	0.5	0.2
Total revenues	23.7	1,141.3	(1,117.6)
Cost of revenues from consolidated clean coal facilities	22.9	1,173.2	(1,150.3)
Compensation	110.2	94.4	15.8
Operating	57.1	104.7	(47.6)
Interest	256.9	226.1	30.8
Loss on extinguishment of debt	—	16.2	(16.2)
Depreciation	3.3	17.2	(13.9)
Total expenses	450.4	1,631.8	(1,181.4)
Loss before income taxes	(426.7)	(490.5)	63.8
Benefit for income taxes	(225.1)	(339.4)	114.3
Net loss	(201.6)	(151.1)	(50.5)
Net (loss) earnings attributable to noncontrolling interests	(2.6)	39.8	(42.4)
Net loss attributable to controlling interests	$(199.0)	$(190.9)	$(8.1)
Diluted net loss per share	$(0.93)	$(0.92)	$(0.01)
Identifiable assets at December 31	$2,560.2	$2,489.6
EBITDAC
Net loss	$(201.6)	$(151.1)	$(50.5)
Benefit for income taxes	(225.1)	(339.4)	114.3
Interest	256.9	226.1	30.8
Loss on extinguishment of debt	—	16.2	(16.2)
Depreciation	3.3	17.2	(13.9)
EBITDAC	$(166.5)	$(231.0)	$64.5

Revenues - Revenues in the corporate segment consist of the following:

•
Revenues from consolidated clean coal production plants represents revenues from the consolidated IRC Section 45 facilities in which we have a majority ownership position and maintain control over the operations at the related facilities. The law governing IRC Section 45 tax credits expired as of December 31, 2021.
•
The decrease in revenue from consolidated clean coal production plants in 2022 compared to 2021, was due to the expiration of the IRC Section 45 program. Even though the law governing IRC Section 45 tax credits expired as of December 31, 2021, we did have some production at our clean coal production plants in 2022 to run-off existing chemical supplies.
•
Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. We hold a 46.5% controlling interest in Chem-Mod LLC. As Chem-Mod LLC’s manager, we are required to consolidate its operations.
•
The decrease in royalty income in 2022 compared to 2021 was due to the IRC Section 45 program expiring as of December 31, 2021.

Loss from unconsolidated clean coal production plants represents our equity portion of the pretax operating results from the unconsolidated IRC Section 45 facilities. The production of refined coal generates pretax operating losses.

Cost of revenues - Cost of revenues from consolidated clean coal production plants in 2022 and 2021 consists of the cost of coal, labor, equipment maintenance, chemicals, supplies, management fees and depreciation incurred by the clean coal production plants to generate the consolidated revenues discussed above. The decrease in cost of revenues in 2022 compared to 2021, was due to the expiration of the IRC Section 45 program. Even though the law governing IRC Section 45 tax credits expired as of December 31, 2021, we did have some production at our clean coal production plants in 2022 to run-off existing chemical supplies.

Compensation expense - Compensation expense for 2022 and 2021 includes salary, incentive compensation, and associated benefit expenses of $110.2 million and $94.4 million, respectively. The $15.8 million increase in 2022 compensation expense compared to 2021 was primarily due to transaction-related costs as described on page 50 in note (2) as well as higher incentive compensation recognized in 2022 compared to 2021.

Operating expense - Operating expense for 2022 includes banking and related fees of $2.5 million, external professional fees and other due diligence costs related to 2022 acquisitions of $40.8 million, which includes specific transaction-related costs as described on page 50 in note (2), other corporate and clean energy related expenses of $44.4 million, including legal fees, and costs associated with the idling of the Section 45 program and a net unrealized foreign exchange remeasurement gain of $30.6 million.

Operating expense for 2021 includes banking and related fees of $3.6 million, external professional fees and other due diligence costs related to 2021 acquisitions of $40.8 million, which includes specific transaction-related costs as described on page 50 in note (2), other corporate and clean energy related expenses of $59.6 million, including legal fees, and costs associated with the idling of the Section 45 program and a net unrealized foreign exchange remeasurement loss of $0.7 million.

Interest expense - The increase in interest expense in 2022 compared to 2021 was due to the following (in millions):

Change in interest expense related to:	2022 / 2021
Interest on borrowings from our Credit Agreement	$5.2
Interest on the maturity of the Series G notes	(4.0)
Interest on the maturity of the Series C notes	(0.4)
Interest on the $500.0 million notes funded on June 13, 2018	0.7
Interest on the $100.0 million notes funded on February 10, 2020	0.3
Interest on the $75.0 million notes funded on May 5, 2021	1.0
Interest on the $1,500.0 million senior notes funded on May 20, 2021	7.8
Interest on the $750.0 million notes funded on November 9, 2021	18.1
Amortization of hedge gains	2.1
Net change in interest expense	$30.8

Depreciation - Depreciation expense in 2022 decreased compared to 2021, due to the IRC Section 45 fixed assets becoming fully depreciated in 2021 related to the expiration of the IRC Section 45 program.

Net (losses) earnings attributable to noncontrolling interests - The amounts reported in this line for 2022 and 2021 primarily include noncontrolling interest (losses) earnings of $(2.6) million and $39.8 million, respectively, related to our investment in ChemMod LLC. As of December 31, 2022 and 2020, we held a 46.5% controlling interest in Chem-Mod LLC. Also, included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment reflects the entire benefit to us of the IRC Section 45 credits generated, because that is the segment which produced the credits. The law that provides for IRC Section 45 tax credits expired in December 2019 for 14 of our 2009 Era Plants and expired in December 2021 for 21 of our 2011 Era Plants. Our consolidated effective tax rate was 15.9% and 2.1%, for 2022 and 2021, respectively. The tax rate for 2022 was lower than the statutory rate primarily due to the state tax benefits of legal entity restructuring, the revaluation of state deferred tax assets to a higher effective tax rate, as well as the establishment of new deferred tax assets related to U.K. loss deferral. The tax rate for 2021 was lower than the statutory rate primarily due to the amount of IRC Section 45 tax credits recognized during the year. There were no IRC Section 45 tax credits produced in 2022. There were $193.4 million of IRC Section 45 tax credits generated and recognized in 2021. In the first quarter of 2022, we increased our state effective income tax rate, which resulted in the overall U.S. effective income tax rate increasing from 25% to 26%, and caused us to incur additional income tax benefit during the quarter and recognized a one-time benefit related to the revaluation of certain deferred income tax assets. In 2022, we recognized a one-time U.S. state tax benefit that resulted from legal entity restructuring and an unfavorable U.K. tax impact related to earnout liability adjustments. In addition, the production of IRC Section 45 clean energy tax credits ceased in December 2021. In second quarter 2021, the U.K. government enacted tax legislation that increases the corporate tax rate from 19.0% to 25.0% effective in April 2023. In late 2022, when it became clear the new U.K. Prime Minister was not going to reverse the corporate rate increase, we recognized a one-time benefit associated with the deferral of U.K. tax losses to a future year. The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2022 and 2021 was $59.3 million and $40.0 million, respectively.

Significant Future Income Tax Law Changes - In 2022, the U.S. enacted the IRA and the Creating Helpful Incentives to Produce Semiconductors (which we refer to as CHIPS) and Science Act of 2022. We do not anticipate any significant impacts from either law change, see more discussions of those provisions below.

Also in 2022, several jurisdictions began announcing their intent to adopt the OECD’s global minimum tax regime, also referred to as Pillar 2. Both the U.K. and Canada announced their intent to enact the regime to varying degrees by the end of 2023. The EU ultimately reached unanimity to do the same in December 2022. As of the end of 2022, it appears that South Korea may be the only country that has actually enacted Pillar 2. While their legislation appears to have accelerated certain aspects of the Pillar 2 regime that were not intended to take effect until 2025, it remains unclear if there will be actions to reconsider those effective dates. Given different countries may enact Pillar 2 slightly differently than the model rules and on different timelines and additional transitional guidance is still pending, we are still evaluating the potential consequences of Pillar 2 on our financial position.

U.S. Federal Income Tax Law Changes Items Impacting the Company Going Forward

Alternative Minimum Tax Credit - The IRA enacted a book-based Corporate Alternative Minimum Tax (which we refer to as CAMT) for years beginning after 2022. The CAMT imposes a minimum 15% cash tax on adjusted book income before general business credits. As such, we do not currently anticipate being subject to the CAMT and even if we were to find ourselves subject to in in a particular year, we do not believe there would be an impact on our earnings.

Excise Tax On Stock Buybacks - The IRA adds a 1% surtax to corporate stock repurchases effective January 2023. Our board approved a common stock repurchase program in 2021. If we were to effectuate stock repurchases under this program, the excise tax would not have a material impact on our results of operations or cash flows.

New Tax Credits for Renewable Energy - The IRA introduced new tax credits for certain renewable energy projects and onshoring certain manufacturing activities associated with those projects. While we continue to explore additional renewable energy investments, we do not currently anticipate significant benefits from these new incentive programs.

The following provides non-GAAP information that we believe is helpful when comparing 2022 and 2021 operating results for the corporate segment (in millions):

	2022			2021
			Net Earnings			Net Earnings
			(Loss)			(Loss)
		Income	Attributable to		Income	Attributable to
	Pretax	Tax	Controlling	Pretax	Tax	Controlling
	Loss	Benefit	Interests	Loss	Benefit	Interests
Components of Corporate Segment, as reported
Interest and banking costs	$(259.4)	$67.3	$(192.1)	$(245.9)	$61.4	$(184.5)
Clean energy related (1)	(12.6)	3.4	(9.2)	(135.4)	232.8	97.4
Acquisition costs (2)	(44.9)	3.7	(41.2)	(54.9)	9.5	(45.4)
Corporate (3) (4)	(107.2)	150.7	43.5	(94.1)	35.7	(58.4)
Reported Year Ended	(424.1)	225.1	(199.0)	(530.3)	339.4	(190.9)
Adjustments
Loss on extinguishment of debt (2)	—	—	—	16.2	(4.0)	12.2
Transaction-related costs (2)	33.4	(2.7)	30.7	47.9	(9.4)	38.5
Legal and income tax related (3)	(5.0)	(45.2)	(50.2)	9.5	34.1	43.6
Components of Corporate Segment, as adjusted
Interest and banking costs	(259.4)	67.3	(192.1)	(229.7)	57.4	(172.3)
Clean energy related (1)	(12.6)	3.4	(9.2)	(135.4)	232.8	97.4
Acquisition costs	(11.5)	1.0	(10.5)	(7.0)	0.1	(6.9)
Corporate (4)	(112.2)	105.5	(6.7)	(84.6)	69.8	(14.8)
Adjusted Year Ended	$(395.7)	$177.2	$(218.5)	$(456.7)	$360.1	$(96.6)

(1)
Pretax losses for the years ended December 31, 2022 and 2021 are presented net of amounts attributable to noncontrolling interests of $(2.6) million and $39.8 million, respectively.
(2)
We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees primarily associated with our acquisition of the Willis Re and the pending acquisition of Buck, which was announced on December 20, 2022. In third quarter 2021, we redeemed $650 million of 2031 Senior Notes and incurred a loss of $16.2 million related to the early extinguishment of such debt.
(3)
Adjustments in fourth quarter 2022 include (a) additional U.K. income tax expense related to the non‐deductibility of acquisition-related adjustments made in the quarter, (b) gains and costs associated with legal and tax matters, (c) income tax provision adjustments as we filed our 2021 tax returns and (d) income tax benefit related to adjusting certain U.K. deferred income tax assets to the future 25% corporate income tax rate. Adjustments in fourth quarter 2021 include (a) additional U.K. and U.S. income tax expense related to the non-deductibility of acquisition related adjustments made in the quarter, (b) costs related to a legal settlement and (c) income tax adjustments as we filed our 2020 tax returns in the fourth quarter and finalized our 2021 income tax provisions within the U.S. and foreign jurisdictions where we operate.
(4)
Corporate pretax loss includes a net unrealized foreign exchange remeasurement gain of $30.6 million in the year ended December 31, 2022 and a net unrealized foreign exchange remeasurement loss $0.9 million in the year ended December 31, 2021.

Interest and banking costs and debt - Interest and banking costs includes expenses related to our debt.

Clean energy related - Includes the operating results related to our investments in clean coal production plants and Chem-Mod LLC and costs related to staff working on other tax advantaged opportunities.

Acquisition costs - Consists mostly of external professional fees and other due diligence costs related to acquisitions. On occasion, we enter into forward currency hedges for the purchase price of committed, but not yet funded, acquisitions with funding requirements in currencies other than the U.S. dollar. The gains or losses, if any, associated with these hedge transactions is also included.

Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, other corporate level activities and net unrealized foreign exchange remeasurement. In addition, includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses and the tax benefit from vesting of employee equity awards. The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2022 and 2021 was $59.3 million and $40.0 million, respectively, and is included in the table above in the Corporate line.

Clean Energy Investments - We have investments in limited liability companies that own or have owned 29 clean coal production plants developed by us and six clean coal production plants we purchased from a third party. All 35 plants produced refined coal using propriety technologies owned by Chem-Mod LLC. We believe that the production and sale of refined coal at these plants prior to 2022 were qualified to receive refined coal tax credits under IRC Section 45. The 14 2009 Era Plants received tax credits through 2019 and the 21 2011 Era Plants received tax credits through 2021.

Our investment in Chem-Mod LLC prior to 2022 generated royalty income from refined coal production plants owned by those limited liability companies in which we invested as well as refined coal production plants owned by other unrelated parties.

See the risk factors regarding our IRC Section 45 investments under Item 1A, “Risk Factors.” for a more detailed discussion of these and other factors could impact the information above. See Note 14 to our 2022 consolidated financial statements for more information regarding risks and uncertainties related to these investments.

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

On December 1, 2021, we acquired substantially all of the Willis Re for an initial gross consideration of $3.17 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets. We funded the transaction using cash on hand, including the $1.4 billion of net cash raised in our May 17, 2021 follow-on common stock offering, $850 million of net cash borrowed in our May 20, 2021 30-year senior note issuance, $750 million of net cash borrowed in our November 9, 2021 10-year ($400 million) and 30-year ($350 million) senior note issuances and short‑term borrowings.

On December 20, 2022, we signed a definitive agreement to acquire the partnership interests of Buck, for a gross consideration of $660.0 million or approximately $585.0 million net of agreed seller funded expenses and net working capital. We expect to fund the transaction via free cash flow and short-term borrowings. The transaction is expected to close during the first half of 2023, subject to customary regulatory approvals. Total expected expense to integrate Buck in to our operations are approximately $125.0 million.

Operating Cash Flows

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2022 and 2021, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and the follow-on common stock offering.

Cash provided by operating activities was $2,125.4 million and $1,704.1 million for 2022 and 2021, respectively. The increase in cash provided by operating activities during 2022 compared to the same period in 2021 was primarily due to growth in our core broking and risk management operations, timing differences between periods with cash receipts and disbursements related to other current assets and current liabilities compared to 2021, to the collection of refined coal production related receivables due to the wind up of clean coal operations and the cash benefit related to the utilization of IRC Section 45 tax credits. With respect to the 2022 provision for deferred income taxes, the decrease in the deferred tax asset for the utilization of IRC Section 45 tax credits was offset by the increase in deferred tax assets related to capitalized indirect property costs and U.K. net operating loss carryforwards.

The 2022 and 2021 income taxes paid amounts were unfavorably impacted compared to 2020 due to tax method changes filed with our 2020 tax returns in the fourth quarter of 2021. The U.S. Federal method changes also affected our 2022 and 2021 estimated tax payments. In 2021 we made a payment of approximately $106.0 million of tax prepayments with regards to the tax method changes. Also in 2022, we elected to defer the utilization of 2021 and 2022 net operating losses in the U.K causing additional cash tax payments of $28.4 million relating to 2021 and $49.0 million relating to 2022. Both the U.S. and U.K. payments would have been made in future periods, and do not represent additional taxes due.

During 2022 and 2021, employee matching contributions to the 401(k) plan of $65.7 million and $63.6 million, respectively, relating to 2021 and 2020 were funded using common stock.

Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted, for our non-cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock, and stock-based and other non-cash compensation expenses. Historically, cash provided by operating activities was unfavorably impacted if the amount of IRC Section 45 tax credits generated (which is the amount we recognized for financial reporting purposes) was greater than the amount of tax credits utilized to reduce our tax cash obligations. Excess tax credits produced in 2021 and 2020 resulted in an increase to our deferred tax assets, which was a net use of cash related to operating activities. In 2022,

Section 45 credits were no longer generated due to the IRC Section 45 program expiring as of December 31, 2021, and therefore the Section 45 credit utilization against our cash tax obligation resulted in favorable cash flow in 2022. Please see “Clean energy investments” below for more information on their potential future impact on cash provided by operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $2,266.5 million and $1,903.3 million for 2022 and 2021, respectively. Net earnings attributable to controlling interests were $1,114.2 million and $906.8 million for 2022 and 2021, respectively. We believe that EBITDAC items are indicators of trends in liquidity. From a balance sheet perspective, we believe the focus should not be on premium and fees receivable, premiums payable or restricted cash for trends in liquidity. Net cash flows provided by operations will vary substantially from quarter to quarter and year to year because of the variability in the timing of premiums and fees receivable and premiums payable. We believe that in order to consider these items in assessing our trends in liquidity, they should be looked at in a combined manner, because changes in these balances are interrelated and are based on the timing of premium payments, both to and from us. In addition, funds legally restricted as to our use relating to premiums and clients’ claim funds held by us in a fiduciary capacity are presented in our consolidated balance sheet as “Restricted cash” and have not been included in determining our overall liquidity.

Fiduciary Funds

In addition, cash provided by operating activities in 2022 was favorably impacted by timing differences in the receipts and disbursements of client fiduciary related balances in 2022 compared to 2021. The following table summarizes two lines from our consolidated statement of cash flows and provides information that management believes is helpful when comparing changes in client fiduciary related balances for 2022 and 2021 (in millions):

	2022	2021
Net change in premiums and fees receivable	$(4,789.3)	$132.9
Net change in premiums payable to underwriting enterprises	5,084.2	35.5
Net cash provided by the above	$294.9	$168.4

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

At December 31, 2022 and 2021, we had fiduciary funds of $4.6 billion and $4.1 billion, respectively. The increase in the fiduciary funds and the premiums receivables and payables between periods is due primarily to the growth in our reinsurance operations in 2022.

Defined Benefit Pension Plan

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We were not required to make any minimum contributions to the plan for the 2022 and 2021 plan years. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2022 and 2021 we did not make discretionary contributions to the plan.

See Note 13 to our 2022 consolidated financial statements for additional information required to be disclosed relating to our defined benefit pension plan. We are required to recognize an accrued benefit plan liability for our underfunded defined benefit pension plan (which we refer to together as the Plan). The offsetting adjustment to the liabilities required to be recognized for the Plan is recorded in “Accumulated Other Comprehensive Loss,” net of tax, in our consolidated balance sheet. We will recognize subsequent changes in the funded status of the Plans through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur. Numerous items may lead to a change in funded status of the Plan, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates.

In 2022, the funded status of the Plan was favorably impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2022 and other assumption changes, the net impact of which was approximately $70.5 million. In addition, the funded status was unfavorably impacted by returns on the plan’s assets being significantly lower in 2022 than anticipated by approximately $(72.8) million (negative return). The net change in the funded status of the Plan in 2022 resulted in a decrease in noncurrent assets in 2022 of $2.3 million. In 2021, the funded status of the Plan was favorably impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2021, the net impact of which was approximately $13.6 million. In addition, the funded status was favorably impacted by returns on the plan’s assets being higher in 2021 than anticipated by approximately $17.1 million. The net change in the funded status of the Plan in 2021 resulted in a decrease in noncurrent liabilities in 2021 of $30.7 million. While the change in the funded status of the Plan had no direct impact on our cash flows from operations in 2022 and 2021, potential changes in the pension regulatory environment and investment losses in our pension plan have an effect on our capital position and could require us to make significant contributions to our defined benefit pension plan and increase our pension expense in future periods.

Investing Cash Flows

Capital Expenditures - Capital expenditures were $182.7 million and $128.6 million for 2022 and 2021, respectively. In 2022 and 2021 capital expenditures include amounts incurred related to office moves, investments made in information technology and software development projects. Relating to the development of our corporate headquarters, we received property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state EDGE tax credit. Recent assessed valuations of the corporate headquarters by the county indicates that incentives from these two programs could total between $50.0 million and $80.0 million over a fifteen-year period. In 2023, we expect total expenditures for capital improvements to be approximately $200.0 million, part of which is related to expenditures on office moves and investments being made in information technology and software development projects.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $764.9 million and $3,250.9 million in 2022 and 2021, respectively. The decreased use of cash for acquisitions in 2022 compared to 2021 was primarily due to our acquisition of Willis Re in 2021. In addition, during 2022 and 2021 we issued 0.9 million shares ($164.6 million) and 1.7 million shares ($249.6 million), respectively, of our common stock as payment for a portion of the total consideration paid for acquisitions and earnout payments. We completed 37 and 38 acquisitions in 2022 and 2021, respectively. Annualized revenues of businesses acquired in 2022 and 2021 totaled approximately $246.5 million and $1,002.0 million, respectively. In 2023, we expect to use new debt, our Credit Agreement, cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.

If liquidity concerns arise, we may be more likely to use common stock to fund acquisitions.

Dispositions - During 2022 and 2021, we sold several books of business and recognized one-time gains of $13.0 million and $18.9 million, respectively.

We received cash proceeds of $11.0 million and $15.7 million for 2022 and 2021, respectively, related to these transactions.

Clean Energy Investments - During the period from 2009 through 2021, we made significant investments in clean energy operations capable of producing refined coal that we believe qualified for tax credits under IRC Section 45. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay. We anticipate positive net cash flow related to IRC Section 45 activity in 2023. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting cash in particular future periods is not possible at this time. However, if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows due to the utilization of IRC Section 45 tax credits to offset taxable income in years after the program expired. In October 2022, we filed our 2021 federal tax return and elected to continue a tax method change in that return. This resulted in an acceleration of the amount of tax credits that we utilized on the return by approximately $150.0 million, which was recorded in fourth quarter 2022. We also amended our 2014 and 2015 federal tax returns in the fourth quarter 2022, which resulted in a refund of $3.7 million of IRC Section 45 tax credits. While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of IRC Section 45 activity will be positive overall. Please see "Clean energy investments" on pages 50 and 51 for a more detailed description of these investments and their risks and uncertainties.

Financing Cash Flows

On August 27, 2020, we entered into an amendment to our amended and restated multicurrency credit agreement dated June 7, 2019 (which we refer to as the Credit Agreement). The amendment to the Credit Agreement provided that the obligation of each subsidiary of Gallagher that was a borrower, guarantor and/or obligor under the Credit Agreement, ceased to apply and that each such subsidiary was released from all of its obligations under the Credit Agreement. The amendment also replaced the minimum asset covenant with a priority indebtedness covenant, substantially similar to other priority indebtedness covenants applicable to us under our private placement note purchase agreements.

On December 14, 2022, we entered into a second amendment to the Credit Agreement. The second amendment to the Credit Agreement provided that LIBOR should be replaced with a successor rate. The amendment also included additional terms and conditions for SOFR loans and RFR loans. See Note 8 to our 2022 consolidated financial statements for more detail.

There were $60.0 million of borrowings outstanding under the Credit Agreement at December 31, 2022. Due to the outstanding borrowing and letters of credit, $1,150.6 million remained available for potential borrowings under the Credit Agreement at December 31, 2022.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. During 2022, we borrowed an aggregate of $2,570.0 million and repaid $2,555.0 million under our Credit Agreement. During 2021, we borrowed an aggregate of $1,280.0 million and repaid $1,235.0 million under our Credit Agreement. Principal uses of the 2022 and 2021 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On September 20, 2022, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility) that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from September 15, 2023 to September 15, 2024, and increased the total commitment for the AU$ denominated tranche from AU$340.0 million to AU$410.0 million. The Premium Financing Debt Facility is comprised of: (i) Facility B is separated into AU$350.0 million and NZ$25.0 million tranches (the NZ$ tranche will decrease as of May 1, 2023 to NZ$10.0 million), (ii) Facility C, an AU$60.0 million equivalent multi‑currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. At December 31, 2022, AU$325.0 million and NZ$0.0 million of borrowings were outstanding under Facility B, AU$22.5 million of borrowings outstanding under Facility C and NZ$14.5 million of borrowings were outstanding under Facility D, which in aggregate amount to US$241.9 million of borrowings outstanding under the Premium Financing Debt Facility.

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

The 2031 May Notes had a special optional redemption whereby, we had the option to redeem the 2031 May Notes, in whole and not in part, by providing notice of such redemption to the holders of the 2031 May Notes within 30 days following a Willis Re transaction termination event, at a redemption price equal to 101% of the aggregate principal amount of the 2031 May Notes, plus any accrued and unpaid interest. These notes were redeemed on August 13, 2021. As a result of the redemption of this debt, we incurred a loss on extinguishment of debt of $16.2 million, which included the redemption price premium of $6.5 million, which is presented in cash flows from financing activities, and the unamortized discount amount on the debt issuance and the write-off of all the debt acquisition costs of $9.7 million, which is presented in cash flows from operating activities. The 2051 May Notes are not subject to the special optional redemption. We used the net proceeds of the 2051 May Notes offering to fund a portion of the cash consideration payable in connection with the Willis Re transaction.

On November 9, 2021, we closed and funded an offering of $750.0 million of unsecured senior notes in two tranches. The $400.0 million aggregate principal amount of 2.40% Senior Notes are due 2031 (which we refer to as the 2031 November Notes) and $350.0 million aggregate principal amount of 3.05% Senior Notes are due 2052 (which we refer to as the 2052 November Notes and together with the 2031 November Notes, the November Notes). The weighted average interest rate is 2.80% per annum after giving effect to underwriting costs. The November Notes were issued pursuant to an indenture, dated as of May 20, 2021, as modified and supplemented in respect of the November Notes by an Officer’s Certificate pursuant to the indenture, dated as of November 9, 2021. The relevant terms of the November Notes, the indenture and the Officer’s Certificate are further described under the caption “Description of Notes” in the prospectus supplement filed with the SEC on November 3, 2021. We used the net proceeds of the November Notes offering to fund a portion of the cash consideration payable in connection with the Willis Re transaction.

At December 31, 2022, we had $1,600.0 million of Senior Notes, $4,248.0 million of corporate‑related borrowings outstanding under separate note purchase agreements entered into during the period from 2011 to 2022, $60.0 million of borrowings outstanding under our credit facility, $241.9 million outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $342.3 million. See Note 8 to our 2022 consolidated financial statements for a discussion of the terms of the Senior Notes, Note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

Consistent with past practice, as of December 31, 2022 we had pre-issuance hedges open for $350.0 million for 2023, $500.0 million for 2024 and $100.0 million in 2025.

The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2022.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2022, we declared $434.3 million in cash dividends on our common stock, or $2.04 per common share. On December 16, 2022, we paid a fourth quarter dividend of $0.51 per common share to shareholders of record as of December 2, 2022. On January 25, 2023, we announced a quarterly dividend for first quarter 2023 of $0.55 per common share. If the dividend is maintained at $0.55 per common share throughout 2023, this dividend level would result in an annualized net cash used by financing activities in 2023 of approximately $465.9 million (based on the outstanding shares as of December 31, 2022), or an anticipated increase in cash used of approximately $36.4 million compared to 2022. We can make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On March 8, 2021 we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of debt securities, guarantees, common stock, preferred stock, warrants, depositary shares, purchase contracts, or units. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any securities under this registration statement. On November 15, 2016, we filed a shelf registration statement on Form S-4 with the SEC, registering 10.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At December 31, 2022, 1.7 million shares remained available for issuance under this registration statement. On November 15, 2022, we filed a second shelf registration statement on Form S-4 with the SEC, registering 7.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At December 31, 2022, 7.0 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock. During the years ended December 31, 2022 and 2021, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.

Public Offering of Common Stock - On May 12, 2021, we entered into an Underwriting Agreement with Morgan Stanley & Co. LLC to issue 9.0 million shares of our common stock in a public offering. On May 12 2021, we agreed to price the offering of 9.0 million shares of our common stock at $142.00 and granted the underwriters in the offering a 30-day option to purchase up to an additional 1.3 million shares of our common stock at the same price. On May 12, 2021, the underwriters exercised the option to purchase an additional 1.3 million shares. The offering closed on May 17, 2021 and 10.3 million shares of our common stock were issued for net proceeds, after underwriting discounts and other expenses related to this offering, of $1,437.9 million. We used the net proceeds of this offering related to the 2051 Notes to fund a portion of the cash consideration payable in connection with the Willis Re transaction.

At-the-Market Equity Program - On November 15, 2022, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to 3,000,000 shares of our common stock through Morgan Stanley as sales agent. We intend to use the net proceeds of sales under this program to fund future acquisitions from time to time or for general corporate purposes. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended December 31, 2022, we did not sell shares of our common stock under the program.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $123.1 million in 2022 and $108.7 million in 2021. On May 10, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2017 Long-Term Incentive Plan. All of our officers, employees and non‑employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non‑qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 13.4 million shares (less any shares of restricted stock issued under the LTIP - 3.3 million shares of our common stock were available for this purpose as of December 31, 2022) were available for grant under the LTIP at December 31, 2022. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the years ended December 31, 2022 and 2021, and we believe this favorable trend will continue in the foreseeable future.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning with the match paid in 2021, the amount matched by the company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $73.8 million and $65.7 million related to the plan in 2022 and 2021, respectively. During 2021, our board of directors authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2021 plan year to be funded with our common stock, which was funded in February 2022. During 2022, our board of directors authorized the 5.0% employer matching contributions on eligible compensation to the 401(k) plan for the 2022 plan year to be funded with our common stock, which is expected to be funded in February 2023.

Other Liquidity Matters

Letters of Credit and Other Guarantees

We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total letters of credit outstanding of $13.0 million at December 31, 2022 and $17.0 million at December 31, 2021. These letters of credit secure our self-insurance deductibles on our own insurance programs, allow certain of our captive operations to meet minimum statutory surplus requirements, lease security deposits and collateral related to premium and claim funds held in a fiduciary capacity. See Note 17 to our 2022 consolidated financial statements for additional discussion of these obligations and commitments.

Earnout Obligations

Substantially all of the purchase agreements related to the acquisitions we do contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2019 to 2022 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,946.2 million, of which $1,077.3 million was recorded in our consolidated balance sheet as of December 31, 2022 based on the estimated fair value of the expected future payments to be made, of which approximately $734.0 million can be settled in cash or stock at our option and $343.3 million must be settled in cash.

Apart from commitments, guarantees, and contingencies, as disclosed herein and in Note 17 to our 2022 consolidated financial statements, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” at the beginning of this report.

Contractual Obligations

Our contractual obligations and commitments as of December 31, 2022 are comprised of principal payments on debt, interest payments on debt, operating leases, pension benefit plan and purchase obligations.

Operating leases are primarily comprised of leased office space throughout the world. As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 15 to our 2022 consolidated financial statements for additional discussion of these operating lease obligations.

Defined benefit pension plan obligations include estimates of our minimum funding requirements pursuant to the Employee Retirement Income Security Act and other regulations. We may make additional discretionary contributions. See Note 13 to our 2022 consolidated financial statements for additional information required to be disclosed relating to our defined benefit pension plan.

Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Most of our purchase obligations are related to purchases of information technology services, marketing arrangements or other service contracts. We had no other cash requirements from known contractual obligations and commitments that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity. See Note 17 to our 2022 consolidated financial statements for additional discussion of these contractual obligations.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, right-of-use assets, investments (including our IRC Section 45 investments), income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. We believe the following significant accounting estimates may involve a higher degree of judgment and complexity. See Note 1 to our 2022 consolidated financial statements for other significant accounting policies. See Note 2 to our 2022 consolidated financial statements for a discussion of recently issued accounting pronouncements and their impact or potential future impact on the our financial results, if determinable.

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

See Revenue Recognition and Contracts with Customers in Notes 1 and 4 to our 2022 consolidated financial statements.

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

Income Taxes

Description

We estimate total income tax expense based on statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we earn income. Income tax includes an estimate for withholding taxes on earnings of foreign subsidiaries expected to be remitted to the U.S. but does not include an estimate for taxes on earnings considered to be indefinitely invested in the foreign subsidiary. Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded when it is likely a tax benefit will not be realized for a deferred tax asset. We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. See Income Taxes in Notes 1 and 19 to our 2022 consolidated financial statements.

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

Judgments and Uncertainties

We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about revenue growth, operating margins, discount rates and valuation multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples. See Intangible Assets in Notes 1 and 7 to our 2022 consolidated financial statements.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.

Effect if Actual Results Differ From Assumptions

We have not made material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years. During fiscal 2022, 2021 and 2020, all of our material reporting units passed the impairment analysis.

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

We recorded impairment charges related to amortizable intangible assets of $2.0 million, $17.6 million and $51.7 million 2022, 2021 and 2020, respectively. See Intangible Assets in Notes 1 and 7 to our 2022 consolidated financial statements.

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

Judgments and Uncertainties

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.0% to 18.5% for our 2022 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rates generally ranged from 7.5% to 10.8% for our 2022 acquisitions.

Effect if Actual Results Differ From Assumptions

While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. See Note 3 to our 2022 consolidated financial statements for additional discussion on our 2022 business combinations.

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

For significant acquisitions we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed. See Note 3 to our 2022 consolidated financial statements for additional discussion on our 2022 business combinations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2022 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of December 31, 2022 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2022.

As of December 31, 2022, we had $5,848.0 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at December 31, 2022 was $4,942.5 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long‑term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one-percentage point change in our weighted average borrowing rate as of December 31, 2022. A one-percentage point decrease would result in an estimated fair value of $5,284.4 million, or $563.6 million less than their current carrying value. A one‑percentage point increase would result in an estimated fair value of $4,640.7 million, or $1,207.3 million less than their current carrying value.

As of December 31, 2022, we had $60.0 million of borrowings outstanding under our Credit Agreement and $241.9 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2022 and the resulting fair values are not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2022 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $18.3 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2022 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $31.2 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive loss.

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During 2022, 2021 and 2020, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our future U.K. currency revenues through various future payment dates. In addition, during 2022, 2021 and 2020, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. For the year ended December 31, 2022 there has been no such effect on our consolidated financial presentation. The impact of these hedging strategies was not material to our consolidated financial statements for 2022, 2021 and 2020. See Note 21 to our 2022 consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2022, 2021 and 2020.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Commissions	$5,187.4	$4,132.3	$3,591.9
Fees	2,567.7	2,264.1	1,957.9
Supplemental revenues	284.7	248.7	221.9
Contingent revenues	207.3	188.0	147.0
Investment income	136.3	83.1	75.9
Net gains (losses) on divestitures	13.0	18.9	(5.8)
Revenues from clean coal activities	23.0	1,140.8	863.5
Other income (losses)	0.7	0.5	(0.4)
Revenues before reimbursements	8,420.1	8,076.4	6,851.9
Reimbursements	130.5	133.0	151.7
Total revenues	8,550.6	8,209.4	7,003.6
Compensation	4,799.8	3,927.5	3,466.5
Operating	1,330.9	1,072.4	906.5
Reimbursements	130.5	133.0	151.7
Cost of revenues from clean coal activities	22.9	1,173.2	882.1
Interest	256.9	226.1	196.4
Loss on extinguishment of debt	—	16.2	—
Depreciation	144.7	151.2	145.1
Amortization	454.9	415.1	417.3
Change in estimated acquisition earnout payables	83.0	119.6	(32.9)
Total expenses	7,223.6	7,234.3	6,132.7
Earnings before income taxes	1,327.0	975.1	870.9
Provision for income taxes	211.0	20.1	12.8
Net earnings	1,116.0	955.0	858.1
Net earnings attributable to noncontrolling interests	1.8	48.2	39.3
Net earnings attributable to controlling interests	$1,114.2	$906.8	$818.8
Basic net earnings per share	$5.30	$4.47	$4.29
Diluted net earnings per share	5.19	4.37	4.20
Dividends declared per common share	2.04	1.92	1.80

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(In millions)

	Year Ended December 31,
	2022	2021	2020
Net earnings	$1,116.0	$955.0	$858.1
Change in pension liability, net of taxes	(12.3)	19.0	0.4
Foreign currency translation, net of taxes	(511.8)	(122.3)	183.7
Change in fair value of derivative instruments, net of taxes	109.8	20.8	(68.1)
Comprehensive earnings	701.7	872.5	974.1
Comprehensive earnings attributable to noncontrolling interests	1.6	49.5	39.7
Comprehensive earnings attributable to controlling interests	$700.1	$823.0	$934.4

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2022	2021
Cash and cash equivalents	$342.3	$402.6
Restricted cash	4,621.9	4,063.7
Premiums and fees receivable	16,408.9	11,753.1
Other current assets	1,461.5	1,451.0
Total current assets	22,834.6	17,670.4
Fixed assets - net	576.2	500.8
Deferred income taxes	1,299.0	1,228.5
Other noncurrent assets	989.8	966.5
Right-of-use assets	346.7	358.6
Goodwill - net	9,489.4	8,666.2
Amortizable intangible assets - net	3,372.1	3,954.0
Total assets	$38,907.8	$33,345.0
Premiums payable to underwriting enterprises	$18,698.2	$13,845.6
Accrued compensation and other accrued liabilities	2,091.2	1,895.1
Deferred revenue - current	546.7	520.9
Premium financing debt	241.9	228.4
Corporate related borrowings - current	310.0	245.0
Total current liabilities	21,888.0	16,735.0
Corporate related borrowings - noncurrent	5,562.8	5,810.2
Deferred revenue - noncurrent	62.6	58.7
Lease liabilities - noncurrent	300.4	309.3
Other noncurrent liabilities	1,903.8	1,871.7
Total liabilities	29,717.6	24,784.9
Stockholders' equity:
Common stock - authorized 400.0 shares; issued and outstanding 211.9 shares in 2022 and 208.5 shares in 2021	211.9	208.5
Capital in excess of par value	6,509.9	6,143.7
Retained earnings	3,562.2	2,882.3
Accumulated other comprehensive loss	(1,140.4)	(726.1)
Stockholders' equity attributable to controlling interests	9,143.6	8,508.4
Stockholders' equity attributable to noncontrolling interests	46.6	51.7
Total stockholders' equity	9,190.2	8,560.1
Total liabilities and stockholders' equity	$38,907.8	$33,345.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net earnings	$1,116.0	$955.0	$858.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net (gain) loss on investments and other	(11.0)	(17.0)	6.3
Loss on extinguishment of debt	—	9.7	—
Depreciation and amortization	599.6	566.3	562.4
Change in estimated acquisition earnout payables	83.0	119.6	(32.9)
Amortization of deferred compensation and restricted stock	85.4	68.9	60.9
Stock-based and other noncash compensation expense	24.4	13.4	13.6
Payments on acquisition earnouts in excess of original estimates	(81.7)	(29.6)	(14.5)
Provision for deferred income taxes	(209.0)	(184.0)	(162.0)
Effect of changes in foreign exchange rate	(34.0)	2.3	2.9
Net change in premium and fees receivable	(4,789.3)	132.9	(796.5)
Net change in deferred revenue	29.3	23.1	18.5
Net change in premiums payable to underwriting enterprises	5,084.2	35.5	1,154.2
Net change in other current assets	(47.1)	(136.8)	(22.5)
Net change in accrued compensation and other accrued liabilities	215.3	222.3	91.8
Net change in income taxes payable	49.9	(123.8)	51.8
Net change in other noncurrent assets and liabilities	10.4	46.3	15.0
Net cash provided by operating activities	2,125.4	1,704.1	1,807.1
Cash flows from investing activities:
Capital expenditures	(182.7)	(128.6)	(99.3)
Cash paid for acquisitions, net of cash and restricted cash acquired	(764.9)	(3,250.9)	(324.3)
Net proceeds from sales of operations/books of business	11.0	15.7	8.2
Net funding of investment transactions	1.0	(1.1)	(1.4)
Net funding of premium finance loans	(69.2)	(66.8)	(54.6)
Net cash used by investing activities	(1,004.8)	(3,431.7)	(471.4)
Cash flows from financing activities:
Payments on acquisition earnouts	(106.5)	(137.3)	(38.8)
Proceeds from issuance of common stock	123.1	1,546.7	111.9
Payments to noncontrolling interests	(3.6)	(39.1)	(84.4)
Dividends paid	(429.5)	(392.0)	(347.4)
Net borrowings on premium financing debt facility	25.3	37.0	16.0
Borrowings on line of credit facility	2,570.0	1,280.0	2,630.0
Repayments on line of credit facility	(2,555.0)	(1,235.0)	(3,150.0)
Net borrowings of corporate related long-term debt	(201.5)	1,677.0	424.9
Debt acquisition costs	2.2	(21.3)	(1.3)
Settlements on terminated interest rate swaps	52.7	(31.9)	(66.0)
Net cash (used) provided by financing activities	(522.8)	2,684.1	(505.1)
Effect of changes in foreign exchange rates on cash, cash equivalents and restricted cash	(99.9)	(64.5)	119.8
Net increase in cash, cash equivalents and restricted cash	497.9	892.0	950.4
Cash, cash equivalents and restricted cash at beginning of year	4,466.3	3,574.3	2,623.9
Cash, cash equivalents and restricted cash at end of year	$4,964.2	$4,466.3	$3,574.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2019	188.1	$188.1	$3,825.7	$1,901.3	$(759.6)	$60.0	$5,215.5
Net earnings	—	—	—	818.8	—	39.3	858.1
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(6.4)	(6.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(46.8)	(46.8)
Net change in pension asset/liability, net of taxes of $0.1 million	—	—	—	—	0.4	—	0.4
Foreign currency translation	—	—	—	—	183.7	0.4	184.1
Change in fair value of derivative instruments, net of taxes of ($22.4) million	—	—	—	—	(68.1)	—	(68.1)
Compensation expense related to stock option plan grants	—	—	13.6	—	—	—	13.6
Common stock issued in:
Fifty-two purchase transactions	3.0	3.0	306.1	—	—	—	309.1
Stock option plans	1.8	1.8	75.9	—	—	—	77.7
Employee stock purchase plan	0.5	0.5	33.7	—	—	—	34.2
Deferred compensation and restricted stock	0.3	0.3	9.4	—	—	—	9.7
Cash dividends declared on common stock	—	—	—	(348.4)	—	—	(348.4)
Balance at December 31, 2020	193.7	193.7	4,264.4	2,371.7	(643.6)	46.5	6,232.7
Net earnings	—	—	—	906.8	—	48.2	955.0
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(6.0)	(6.0)
Dividends paid to noncontrolling interests	—	—	—	—	—	(38.3)	(38.3)
Net change in pension asset/liability, net of taxes of $4.6 million	—	—	—	—	19.0	—	19.0
Foreign currency translation	—	—	—	—	(122.3)	1.3	(121.0)
Change in fair value of derivative instruments, net of taxes of $7.4 million	—	—	—	—	20.8	—	20.8
Compensation expense related to stock option plan grants	—	—	17.5	—	—	—	17.5
Common stock issued in:
Thirty-seven purchase transactions	1.7	1.7	249.6	—	—	—	251.3
Stock option plans	1.4	1.4	66.2	—	—	—	67.6
Employee stock purchase plan	0.4	0.4	40.8	—	—	—	41.2
Shares issued to benefit plans	0.6	0.6	70.8	—	—	—	71.4
Deferred compensation and restricted stock	0.4	0.4	6.5	—	—	—	6.9
Stock issuance from public offering	10.3	10.3	1,427.6	—	—	—	1,437.9
Other compensation expense	—	—	0.3	—	—	—	0.3
Cash dividends declared on common stock	—	—	—	(396.2)	—	—	(396.2)
Balance at December 31, 2021	208.5	$208.5	$6,143.7	$2,882.3	$(726.1)	$51.7	$8,560.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity (continued)

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2021	208.5	$208.5	$6,143.7	$2,882.3	$(726.1)	$51.7	$8,560.1
Net earnings	—	—	—	1,114.2	—	1.8	1,116.0
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to noncontrolling interests	—	—	—	—	—	(3.5)	(3.5)
Net change in pension asset/liability, net of taxes of $(3.0) million	—	—	—	—	(12.3)	—	(12.3)
Foreign currency translation	—	—	—	—	(511.8)	(0.2)	(512.0)
Change in fair value of derivative instruments, net of taxes of $39.3 million	—	—	—	—	109.8	—	109.8
Compensation expense related to stock option plan grants	—	—	27.9	—	—	—	27.9
Common stock issued in:
Eighteen purchase transactions	0.9	0.9	164.6	—	—	—	165.5
Stock option plans	1.4	1.4	74.7	—	—	—	76.1
Employee stock purchase plan	0.3	0.3	47.3	—	—	—	47.6
Shares issued to benefit plans	0.5	0.5	73.9	—	—	—	74.4
Deferred compensation and restricted stock	0.3	0.3	(22.2)	—	—	—	(21.9)
Cash dividends declared on common stock	—	—	—	(434.3)	—	—	(434.3)
Balance at December 31, 2022	211.9	$211.9	$6,509.9	$3,562.2	$(1,140.4)	$46.6	$9,190.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2022

1. Summary of Significant Accounting Policies

Terms Used in Notes to Consolidated Financial Statements

ASC - Accounting Standards Codification.

ASU - Accounting Standards Update.

FASB - The Financial Accounting Standards Board.

GAAP - United States (U.S.) generally accepted accounting principles.

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

Our brokerage segment operations provide brokerage and consulting services to companies and entities of all types, including commercial, not-for-profit, public entities, and, to a lesser extent, individuals, in the areas of insurance and reinsurance placements, risk of loss management and management of employer sponsored benefit programs. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not‑for‑profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. The corporate segment reports the financial information related to our debt and other corporate costs, legacy clean energy investments, external acquisition‑related expenses and the impact of foreign currency translation. Legacy clean energy investments consist of our investments in limited liability companies that own or have owned 35 commercial clean coal production facilities that produced refined coal using Chem-Mod LLC’s proprietary technologies. We believe these operations produced refined coal that qualifies for tax credits under IRC Section 45.

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

In the preparation of our consolidated financial statements as of December 31, 2022, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition and/or disclosure in the notes therein.

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

RISK MANAGEMENT SEGMENT

Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost‑plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Per-claim or per-service fees

Where we operate under a contract with our fee established on a per-claim or per-service basis, our obligation is to process claims for a term specified within the contract. Because it is impractical to recognize our revenues on an individual claim-by-claim basis, we recognize revenue plus an appropriate estimate of our profit margin on a portfolio basis by grouping claims with similar characteristics (a practical expedient as defined in Topic 606). We apply actuarially-determined, historical-based patterns to determine our future service obligations, without applying a present value discount.

Cost-plus fees

Where we provide services and generate revenues on a cost-plus basis, we recognize revenue over the contract period consistent with the performance of our obligations.

Performance-based fees

Certain clients pay us additional fee revenues for our efficiency in managing claims or on the basis of claim outcome effectiveness. These amounts are in excess of the fee revenues discussed above. These revenues are variable, generally based on performance metrics set forth in the underlying contracts. We generally operate under multi-year contracts with fiscal year measurement periods. We do not receive these fees, if earned, until the following year after verification of the performance metrics outlined in the contracts. Each period we base our estimates on a contract-by-contract basis. We must make our best estimate of amounts we have earned using historical averages and other factors to project such revenues. Variable consideration is recognized when we conclude that it is probable that a significant revenue reversal will not occur in future periods.

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

Restricted Cash

In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to underwriting enterprises. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are reported as restricted cash in the accompanying consolidated balance sheet, with the related liability reported as premiums payable to underwriting enterprises. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2022.

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

Premiums and Fees Receivable

Premiums and fees receivable in the accompanying consolidated balance sheet are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $9.3 million and $10.0 million at December 31, 2022 and 2021, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $11.1 million and $8.3 million at December 31, 2022 and 2021, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

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

Premium Financing

Seven subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are generally considered delinquent after seven days of the payment due date. In normal course, insurance policies are canceled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding loan receivable balance was $546.3 million and $509.7 million at December 31, 2022 and 2021, respectively.

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

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. While goodwill is not amortizable, it is tested for impairment at least annually in the fourth quarter, and more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable. We may initially perform a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If a qualitative assessment is not performed or if a determination is made that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, then we will perform a quantitative analysis. The fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. We completed our 2022 annual assessment in the fourth quarter and concluded goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

The carrying value of amortizable intangible assets attributable to each business or asset group is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, we assess the carrying value of the amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted and charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2022, 2021 and 2020, we wrote off $2.0 million, $17.6 million and $51.7 million, respectively, of amortizable intangible assets primarily related to acquisitions (made prior to 2020) of our brokerage and risk management segments, which is included in amortization expense in the accompanying consolidated statement of earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, restricted cash, premiums and fees receivable, other current assets, premiums payable to underwriting enterprises, accrued compensation and other accrued liabilities and deferred revenue - current, at December 31, 2022 and 2021, approximate fair value because of the short-term duration of these instruments. See Note 3 to these consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 8 to these consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2022 and 2021 under our debt agreements. See Note 13 to these consolidated financial statements for the fair values related to investments at December 31, 2022 and 2021 under our defined benefit pension plan.

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

Employee Stock Purchase Plan

We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 8.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. At December 31, 2022, 5.3 million shares of our common stock was reserved for future issuance under the ESPP.

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

3. Business Combinations

During 2022, we acquired substantially all of the net assets of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Devitt Insurance Services Ltd February 1, 2022 (DIS)	—	$—	$73.6	$1.3	$3.4	$12.6	$90.9	$12.5
Innovu Group Holding Company Limited June 1, 2022 (IGH)	—	—	85.4	—	—	—	85.4	—
f3 Companies October 1, 2022 (f3)	352	61.7	33.1	—	5.0	6.1	105.9	25.0
M&T Insurance Agency October 31, 2022 (M&T)	—	—	171.0	—	—	—	171.0	—
PlUS Limited LLC November 1, 2022 (PIU)	74	10.6	35.6	—	3.8	116.4	166.4	150.0
Thirty-two other acquisitions completed in 2022	300	50.6	457.2	41.7	27.0	106.9	683.4	230.2
	726	$122.9	$855.9	$43.0	$39.2	$242.0	$1,303.0	$417.7

On December 20, 2022, we signed a definitive agreement to acquire the partnership interests of BCHR holdings, L.P. and its subsidiaries dba Buck (which we refer to as Buck), for a gross consideration of $660.0 million or approximately $585.0 million net of agreed seller funded expenses and net working capital. We expect to fund the transaction via free cash flow and short-term borrowings. Buck is a leading provider of retirement, human resource and employee benefits consulting and administration services. Buck has been in existence for more than 100 years and has a diverse client base by both size and industry. Buck has over 2,300 employees, including more than 220 credentialed actuaries, and primarily serves customers throughout the U.S., Canada and the United Kingdom (U.K). The transaction is expected to close during the first half of 2023, subject to customary regulatory approvals.

On December 1, 2021, we acquired substantially all of the Willis Towers Watson plc treaty reinsurance brokerage operations (which we refer to as Willis Re) for an initial gross consideration of $3.17 billion, and potential additional consideration of $750 million subject to certain third-year revenue targets. There were twelve remaining international operations with deferred closings that comprised approximately $180 million of the initial purchase consideration that were subject to local regulatory approval and closed in 2022. As of the initial closing date, we were the beneficial owners of the operating activity for the twelve deferred closing locations. Together with our existing reinsurance operations, the combined businesses now trades as Gallagher Re.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.0% to 18.5% for our 2022 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market‑based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rates generally ranged from 7.5% to 10.8% for our 2022 acquisitions. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During 2022, 2021 and 2020, we recognized $61.0 million, $35.7 million and $32.5 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during 2022, 2021 and 2020, we recognized $22.0 million of expense, $83.9 million of expense and $65.4 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates volatility and other assumptions and projections of future performance for 89, 99 and 135 acquisitions, respectively. The net adjustments during 2022, include changes made to the estimated fair value of the Willis Re acquisition earnout and reflect updated assumptions as of December 31, 2022. The aggregate amount of maximum earnout obligations related to acquisitions made in 2019 and subsequent years was $1,946.2 million as of December 31, 2022, of which $1,077.3 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made, of which approximately $734.0 million can be settled in cash or stock at our option and $343.3 million must be settled in cash. The aggregate amount of maximum earnout obligations related to acquisitions made in 2017 and subsequent years was $1,873.9 million as of December 31, 2021, of which $988.5 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made, of which approximately $670.3 million can be settled in cash or stock at our option and $318.2 million must be settled in cash.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2022 (in millions):

	DIS	IGH	f3	M&T	PIU	Thirty-two Other Acquisitions	Total
Cash and restricted cash	$3.9	$7.8	$—	$6.1	$2.8	$30.9	$51.5
Other current assets	18.5	6.5	0.1	27.6	—	73.9	126.6
Fixed assets	0.4	0.5	—	0.2	—	2.1	3.2
Noncurrent assets	1.3	2.0	1.8	1.4	—	11.0	17.5
Goodwill	60.4	47.2	40.5	87.0	116.4	358.4	709.9
Expiration lists	29.0	35.0	65.1	78.9	44.6	311.4	564.0
Non-compete agreements	0.7	4.0	0.2	0.9	1.0	12.7	19.5
Trade names	0.9	0.8	—	—	4.0	0.4	6.1
Total assets acquired	115.1	103.8	107.7	202.1	168.8	800.8	1,498.3
Current liabilities	15.3	11.2	0.3	30.2	2.4	90.9	150.3
Noncurrent liabilities	8.9	7.2	1.5	0.9	—	26.5	45.0
Total liabilities assumed	24.2	18.4	1.8	31.1	2.4	117.4	195.3
Total net assets acquired	$90.9	$85.4	$105.9	$171.0	$166.4	$683.4	$1,303.0

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $709.9 million, $564.0 million, $19.5 million and $6.1 million, respectively, within the brokerage and risk management segments.

The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3.0% to 5.2% and 5.5% to 9.5% for our 2022 and 2021 acquisitions, respectively, for which valuations were performed in 2022. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 10.0% to 16.5% for our 2022 and 2021 acquisitions, for which valuations were performed in 2022. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. During this period, we may use independent third-party valuation specialists to assist us in finalizing the fair value of assets acquired and liabilities assumed. Fair value adjustments, if any, are most common to the values established for amortizable intangible assets, including expiration lists, non‑compete agreements, acquired software, and for earnout liabilities, with the offset to goodwill, net of any income tax effect. Provisional estimates of fair value were used by us to initially record the acquisition of Willis Re as of the December 1, 2021 acquisition date. We used independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed for this transaction. As of December 31, 2022, the specialists completed their analysis and the fair value estimates have been finalized. Based on the work performed in 2022, we made adjustments to the amounts initially recorded for expiration lists, acquired software and for earnout liability. As a result of these adjustments, the amount allocated to expiration lists decreased by $608.0 million, the amount allocated to acquired software increased by $59.1 million and the fair value of the earnout liability as of the acquisition date decreased by $1.6 million. In addition, a net working capital adjustment of $106.0 million was recorded in 2022, related to this transaction, which resulted in a decrease in the initial purchase price consideration paid. These non-cash adjustments resulted in a net increase in goodwill of $441.3 million. The reason for the lower value allocated to expiration lists is due to receipt of additional information regarding average customer lives and the higher value allocated to the acquired software which is a result of the incorporation of additional information related to the licensing of certain software applications.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2022, 2021 and 2020, we wrote off $2.0 million, $17.6 million and $51.7 million, respectively, of amortizable intangible assets related to the brokerage and risk management segments.

Of the $564.0 million of expiration lists, $19.5 million of non-compete agreements and $6.1 million of trade names related to the 2022 acquisitions, $127.8 million, $8.5 million and $2.0 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $29.6 million, and a corresponding amount of goodwill, in 2022 related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the year ended December 31, 2022 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2021 (in millions, except per share data):

	Year Ended December 31,
	2022	2021
Total revenues	$8,710.2	$8,445.8
Net earnings attributable to controlling interests	1,114.8	907.1
Basic net earnings per share	5.29	4.46
Diluted net earnings per share	5.18	4.36

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2021, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2022 totaled approximately $246.5 million. Total revenues and net loss recorded in our consolidated statement of earnings for 2022 related to the 2022 acquisitions in the aggregate, were $87.9 million and $(0.7) million, respectively.

4. Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	December 31, 2022	December 31, 2021
Unbilled receivables	$910.9	$730.0
Deferred contract costs	144.5	129.7
Deferred revenue	609.3	579.6

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total
Deferred revenue at December 31, 2020	$354.7	$186.6	$541.3
Incremental deferred revenue	325.0	102.1	427.1
Revenue recognized during the year ended December 31, 2021 included in deferred revenue at December 31, 2020	(296.1)	(103.5)	(399.6)
Net change in collected billings/deposits received from customers	(3.6)	(0.7)	(4.3)
Impact of changes in foreign exchange rates	(3.7)	(0.8)	(4.5)
Deferred revenue recognized from business acquisitions	19.6	—	19.6
Deferred revenue at December 31, 2021	395.9	183.7	579.6
Incremental deferred revenue	342.3	103.2	445.5
Revenue recognized during the year ended December 31, 2022 included in deferred revenue at December 31, 2021	(326.3)	(104.6)	(430.9)
Net change in collected billings/deposits received from customers	21.4	(7.0)	14.4
Impact of changes in foreign exchange rates	(17.9)	—	(17.9)
Deferred revenue recognized from business acquisitions	18.6	—	18.6
Deferred revenue at December 31, 2022	$434.0	$175.3	$609.3

Revenue recognized during 2022 in the table above included revenue from 2021 acquisitions that would not be reflected in prior years.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of December 31, 2022, the aggregate amount of the contract price allocated to remaining performance obligations was $609.3 million.

The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2023	$404.6	$48.4	$453.0
2024	26.3	64.5	90.8
2025	1.4	27.2	28.6
2026	0.8	14.4	15.2
2027	0.5	8.4	8.9
Thereafter	0.4	12.4	12.8
Total	$434.0	$175.3	$609.3

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as “deferred contract costs” which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $144.5 million and $129.7 million as of December 31, 2022 and 2021, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $504.4 million and $425.5 million for the years ended December 31, 2022 and 2021, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5. Other Financial Data

Other Current Assets

Major classes of other current assets consist of the following (in millions):

	December 31,
	2022	2021
Premium finance advances and loans	$546.3	$509.7
Accrued supplemental, direct bill and other receivables	567.8	563.0
Refined coal production related receivables	5.7	76.9
Deferred contract costs	144.5	129.7
Prepaid expenses	197.2	171.7
Total other current assets	$1,461.5	$1,451.0

The premium finance advances and loans represent short-term loans which we make to many of our brokerage related clients and other non‑brokerage clients to finance their premiums paid to underwriting enterprises. These premium finance advances and loans are primarily generated by three Australian and New Zealand premium finance subsidiaries. Financing receivables are carried at amortized cost. Given that these receivables carry a fairly rapid delinquency period of only seven days post payment date, and that contractually the majority of the underlying insurance policies will be canceled within one month of the payment due date in normal course, there historically has been a minimal risk of not receiving payment, and therefore we do not maintain any significant allowance for losses against this balance.

6. Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2022	2021
Office equipment	$32.2	$36.2
Furniture and fixtures	142.0	137.1
Leasehold improvements	190.7	170.8
Computer equipment	295.8	247.1
Land and buildings - corporate headquarters	145.3	145.3
Software	583.4	532.2
Other	16.9	17.2
Work in process	56.0	23.0
	1,462.3	1,308.9
Accumulated depreciation	(886.1)	(808.1)
Net fixed assets	$576.2	$500.8

The amounts in work in process in the table above primarily are for capitalized expenditures incurred related to IT development projects in 2022 and 2021.

7. Intangible Assets

The carrying amount of goodwill at December 31, 2022 and 2021 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2022
United States	$5,065.7	$74.8	$—	$5,140.5
United Kingdom	2,180.2	17.7	—	2,197.9
Canada	569.7	—	—	569.7
Australia	467.6	10.2	—	477.8
New Zealand	203.8	9.5	—	213.3
Other foreign	871.1	—	19.1	890.2
Total goodwill - net	$9,358.1	$112.2	$19.1	$9,489.4
At December 31, 2021
United States	$4,409.1	$64.8	$—	$4,473.9
United Kingdom	2,198.7	15.0	—	2,213.7
Canada	572.9	—	—	572.9
Australia	487.2	10.9	—	498.1
New Zealand	217.6	10.2	—	227.8
Other foreign	659.1	—	20.7	679.8
Total goodwill - net	$8,544.6	$100.9	$20.7	$8,666.2

The changes in the carrying amount of goodwill for 2022 and 2021 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2020	$6,053.6	$70.5	$2.9	$6,127.0
Goodwill acquired during the year	2,511.8	31.6	18.1	2,561.5
Goodwill adjustments related to appraisals and other acquisition adjustments	50.8	—	—	50.8
Goodwill written-off related to sales of business	(1.0)	—	—	(1.0)
Foreign currency translation adjustments during the year	(70.6)	(1.2)	(0.3)	(72.1)
Balance as of December 31, 2021	8,544.6	100.9	20.7	8,666.2
Goodwill acquired during the year	693.9	16.0	—	709.9
Goodwill adjustments related to appraisals and other acquisition adjustments	428.3	(1.6)	0.2	426.9
Foreign currency translation adjustments during the year	(308.7)	(3.1)	(1.8)	(313.6)
Balance as of December 31, 2022	$9,358.1	$112.2	$19.1	$9,489.4

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2022	2021
Expiration lists	$6,472.3	$6,696.8
Accumulated amortization - expiration lists	(3,178.5)	(2,812.2)
	3,293.8	3,884.6
Non-compete agreements	91.3	76.0
Accumulated amortization - non-compete agreements	(67.5)	(62.8)
	23.8	13.2
Trade names	108.5	105.2
Accumulated amortization - trade names	(54.0)	(49.0)
	54.5	56.2
Net amortizable assets	$3,372.1	$3,954.0

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2023	$466.1
2024	429.5
2025	388.5
2026	349.7
2027	320.3
Thereafter	1,418.0
Total	$3,372.1

8. Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	December 31,
	2022	2021
Senior Notes:
Semi-annual payments of interest, fixed rate of 2.40%, balloon due November 9, 2031	$400.0	$400.0
Semi-annual payments of interest, fixed rate of 3.50%, balloon due May 20, 2051	850.0	850.0
Semi-annual payments of interest, fixed rate of 3.05%, balloon due March 9, 2052	350.0	350.0
Total Senior Notes	1,600.0	1,600.0
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 3.69%, balloon due June 14, 2022	—	200.0
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	30.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	341.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	69.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	79.0
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100.0	100.0
Semi-annual payments of interest, fixed rate of 2.46%, balloon due May 5, 2036	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	56.0
Total Note Purchase Agreements	4,248.0	4,448.0
Credit Agreement:
Periodic payments of interest and principal, prime or SOFR plus up to 1.40%, expires June 7, 2024	60.0	45.0
Premium Financing Debt Facility - expires September 15, 2024:
Facility B
AUD denominated tranche, interbank rates plus 1.500%	217.6	209.5
NZD denominated tranche, interbank rates plus 1.850%	—	6.8
Facility C and D
AUD denominated tranche, interbank rates plus 0.830%	15.2	2.1
NZD denominated tranche, interbank rates plus 0.990%	9.1	10.0
Total Premium Financing Debt Facility	241.9	228.4
Total corporate and other debt	6,149.9	6,321.4
Less unamortized debt acquisition costs on Senior Notes and Note Purchase Agreements	(20.6)	(22.6)
Less unamortized discount on Bonds Payable	(14.6)	(15.2)
Net corporate and other debt	$6,114.7	$6,283.6
The Senior Notes in the table above are registered by the company with the Securities and Exchange Commission and are not guaranteed.

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

The 2031 May Notes had a special optional redemption whereby, we had the option to redeem the 2031 May Notes in whole and not in part, by providing notice of such redemption to the holders of the 2031 May Notes within 30 days following a Willis Re transaction termination event, at redemption price equal to 101% of the aggregate principal amount of the 2031 May Notes, plus any accrued and unpaid interest. These notes were redeemed on August 13, 2021. As a result of the redemption of this debt, we incurred a loss on extinguishment of debt $16.2 million, which included the redemption price premium of $6.5 million, which is presented in cash flows from financing activities, and the unamortized discount amount on the debt issuance and the write-off of all the debt acquisition costs of $9.7 million, which is presented in cash flows from operating activities. The 2051 May Notes are not subject to the special optional redemption. We used the net proceeds of the 2051 May Notes offering to fund a portion of the cash consideration payable in connection with the Willis Re transaction.

On November 9, 2021, we closed and funded an offering of $750.0 million of unsecured senior notes in two tranches. The $400.0 million aggregate principal amount of 2.40% Senior Notes are due 2031 (which we refer to as the 2031 November Notes) and $350.0 million aggregate principal amount of 3.05% Senior Notes are due 2052 (which we refer to as the 2052 November Notes and together with the 2031 November Notes, the November Notes). The weighted average interest rate is 2.80% per annum after giving effect to underwriting costs. The November Notes were issued pursuant to an indenture, dated as of May 20, 2021, as modified and supplemented in respect of the November Notes by an Officer’s Certificate pursuant to the indenture, dated as of November 9, 2021. The relevant terms of the November Notes, the indenture and the Officer’s Certificate are further described under the caption “Description of Notes” in the prospectus supplement filed with the SEC on November 3, 2021. We used the net proceeds of the November Notes this offering to fund a portion of the cash consideration payable in connection with the Willis Re transaction.

Note Purchase Agreements - On February 10, 2021, we closed a private placement of $100.0 million aggregate principal amount of unsecured senior notes. The unsecured senior notes were issued with an interest rate of 2.44% and are due in 2036. We used the proceeds of these offerings in part to fund the $75.0 million February 10, 2021 Series D note maturity, and for acquisitions and general corporate purposes. The weighted average interest rate is 3.97% after giving effect to a net hedging loss. In 2018, we entered into a pre-issuance interest rate hedging transaction related to this private placement. We realized a net cash loss of approximately $22.9 million on the hedging transactions that will be recognized on a pro rata basis as an increase in our reported interest expense over ten years of the total 15‑year notes.

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2022. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

The notes issued under the note purchase agreement are senior unsecured obligations of ours and rank equal in right of payment with our Credit Agreement discussed below.

Credit Agreement - On August 27, 2020, we entered into an amendment to our amended and restated multicurrency credit agreement dated June 7, 2019, (which we refer to as the Credit Agreement). The amendment to the Credit Agreement provided that the obligations of each subsidiary of Gallagher that was a borrower, guarantor and/or obligor under the Credit Agreement, ceased to apply and that each subsidiary was released from all of its obligations under the Credit Agreement. The amendment also replaced the minimum asset covenant with a priority indebtedness covenant, substantially similar to other priority indebtedness covenants applicable to us under our private placement note purchase agreements.

On December 14, 2022, we entered into a second amendment to the Credit Agreement. The second amendment to the Credit Agreement provided that LIBOR should be replaced with a successor rate. The amendment also included additional terms and conditions for SOFR loans and RFR loans. See below for more detail.

The Credit Agreement provides that we may elect that each borrowing in U.S. dollars be either base rate loans or SOFR loans, each as defined in the Credit Agreement. However, the Credit Agreement provides that all loans denominated in currencies other than U.S. dollars will be eurocurrency or risk-free rate (RFR) loans. Interest rates on base rate loans and outstanding drawings on letters of credit in U.S. dollars under the Credit Agreement will be based on the base rate, as defined in the Credit Agreement, plus a margin of 0.00% to 0.40%, depending on the financial leverage ratio we maintain. Interest rates on eurocurrency, SOFR loans, RFR loans or outstanding drawings on letters of credit in currencies other than U.S. dollars under the Credit Agreement will be based on adjusted SOFR rate, eurocurrency rate or RFR rate, as applicable, as defined in the Credit Agreement, plus a margin of 0.825% to 1.40%, depending on the financial leverage ratio we maintain. Interest rates on swing loans will be based, at our election, on either the base rate or an alternate rate that may be quoted by the lead lender. The annual facility fee related to the Credit Agreement is 0.125% and 0.250% of the revolving credit commitment, depending on the financial leverage ratio we maintain.

The terms of the Credit Agreement include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2022. The Credit Agreement also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross‑defaults to other agreements evidencing our indebtedness.

At December 31, 2022, $10.6 million of letters of credit (for which we had $17.4 million of liabilities recorded at December 31, 2022) were outstanding under the Credit Agreement. See Note 17 to these consolidated financial statements for a discussion of the letters of credit. There was $60.0 million of borrowings outstanding under the Credit Agreement at December 31, 2022. Accordingly, at December 31, 2022, $1,150.6 million remained available for potential borrowings.

Premium Financing Debt Facility - On September 20, 2022, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from September 15, 2023 to September 15, 2024, and increased the total commitment for the AU$ denominated tranche from AU$340.0 million to AU$410.0 million. The Premium Financing Debt Facility is comprised of: (i) Facility B is separated into AU$350.0 million and NZ$25.0 million tranches (the NZ$ tranche will decrease as of May 1, 2023 to NZ$10.0 million), (ii) Facility C, an AU$60.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche.

The interest rates on Facility B are Interbank rates, which vary by tranche, duration and currency, plus a margin of 1.500% and 1.850% for the AU$ and NZ$ tranches, respectively. The interest rates on Facilities C and D are 30 day Interbank rates, plus a margin of 0.830% and 0.990% for the AU$ and NZ$ tranches, respectively. The annual fee for Facility B is 0.675% and 0.8325% for the undrawn commitments for the AU$ and NZ$ tranches, respectively. The annual fee for Facility C is 0.77% and for Facility D is 0.90% of the total commitments of the facilities.

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2022. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At December 31, 2022, AU$325.0 million and NZ$0.0 million of borrowings were outstanding under Facility B, AU$22.5 million of borrowings outstanding under Facility C and NZ$14.5 million of borrowings were outstanding under Facility D, which in aggregate amount to US$241.9 million of borrowings under the Premium Finance Debt Facility. Accordingly, as of December 31, 2022, AU$25.0 million and NZ$25.0 million remained available for potential borrowing under Facility B, and AU$37.5 million and NZ$0.5 million under Facilities C and D, respectively.

See Note 17 to these consolidated financial statements for additional discussion on our contractual obligations and commitments as of December 31, 2022.

The aggregate estimated fair value of the $5,848.0 million in debt under our various senior notes and note purchase agreements at December 31, 2022 was $4,942.5 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us. The estimated fair value of the $60.0 million of borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $241.9 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

9. Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net earnings attributable to controlling interests	$1,114.2	$906.8	$818.8
Weighted average number of common shares outstanding	210.3	202.7	191.0
Dilutive effect of stock options using the treasury stock method	4.4	4.6	4.0
Weighted average number of common and common equivalent shares outstanding	214.7	207.3	195.0
Basic net earnings per share	$5.30	$4.47	$4.29
Diluted net earnings per share	$5.19	$4.37	$4.20

Anti-dilutive stock-based awards of 2.0 million, 1.3 million and 1.0 million shares were outstanding at December 31, 2022, 2021 and 2020, respectively, but were excluded in the computation of the dilutive effect of stock‑based awards for the year then ended. These stock-based awards were excluded from the computation because the exercise prices on these stock-based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti-dilutive to earnings per share under the treasury stock method.

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

Shares of our common stock available for issuance under the LTIP include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. A maximum of 3.5 million shares issued for full value awards (i.e., awards other than stock options or stock appreciation rights) will be counted one-for-one against the 13.5 million share pool, and every share subject to a full value award in excess of such limit will be counted as 3.8 shares against the pool. To the extent that shares subject to an outstanding award granted under either the LTIP or prior equity plans are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available for grant under the LTIP.

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 3.3 million as of December 31, 2022.

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

On February 1, 2022 and March 15, 2022, the compensation committee granted 1,197,000 and 1,141,000 options, respectively, under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2025, 2026, and 2027, respectively. On March 16, 2021, the compensation committee granted 1,640,000 options under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2024, 2025 and 2026, respectively. On March 12, 2020, the compensation committee granted 1,590,740 options under the 2017 LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2023, 2024 and 2025, respectively.

The 2022, 2021 and 2020 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. For our executive officers age 55 or older, stock options awarded in 2022, 2021 and 2020 are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of our company, as defined in the applicable plan documents.

During 2022, 2021 and 2020, we recognized $27.9 million, $17.5 million and $13.6 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2022, 2021 and 2020, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	1.3%	1.5%	2.1%
Expected risk-free interest rate	1.9%	0.9%	0.7%
Volatility	23.1%	22.9%	17.3%
Expected life (in years)	5.4	5.4	5.4

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black‑Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The weighted average fair value per option for all options granted during 2022, 2021 and 2020, as determined on the grant date using the Black-Scholes option pricing model, was $33.25, $23.38 and $9.99, respectively.

The following is a summary of our stock option activity and related information for 2022 and 2021 (in millions, except exercise price and year data):

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Year Ended December 31, 2022
Beginning balance	7.5	$81.30
Granted	2.4	157.74
Exercised	(1.4)	53.53
Forfeited or canceled	(0.2)	109.10
Ending balance	8.3	$107.47	4.18	$668.9
Exercisable at end of year	1.8	$61.11	1.56	$230.8
Ending unvested and expected to vest	5.9	$118.80	4.86	$413.2
Year Ended December 31, 2021
Beginning balance	7.5	$65.09
Granted	1.6	127.90
Exercised	(1.4)	49.10
Forfeited or canceled	(0.2)	88.84
Ending balance	7.5	$81.30	3.90	$666.3
Exercisable at end of year	2.1	$51.46	1.57	$242.3
Ending unvested and expected to vest	5.1	$91.56	4.72	$401.7

Options with respect to 13.4 million shares (less any shares of restricted stock issued under the LTIP - see Note 12 to these consolidated financial statements) were available for grant under the LTIP at December 31, 2022.

The total intrinsic value of options exercised during 2022, 2021 and 2020 amounted to $168.2 million, $127.4 million and $106.4 million, respectively. As of December 31, 2022, we had approximately $94.3 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2022 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$43.71	$—	$43.71	$0.4	$0.21	$43.71	$0.4	$43.71
49.55	—	56.86	0.7	1.21	56.84	0.7	56.85
70.74	—	70.74	0.8	2.21	70.74	0.4	70.74
79.59	—	79.59	1.0	3.20	79.59	0.3	79.59
86.17	—	86.17	1.5	4.20	86.17	—	86.17
127.90	—	127.90	1.5	5.21	127.90	—	—
156.85	—	156.85	1.2	6.09	156.85	—	—
158.56	—	161.14	1.2	6.21	158.65	—	—
$43.71	$—	$161.14	$8.3	$4.18	$107.47	$1.8	$61.11

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

In the first quarter of each of 2022, 2021 and 2020, the compensation committee approved $26.3 million, $17.0 million and $14.1 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2022, 2021 and 2020, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2022, 2021 and 2020 awards. During 2022, 2021 and 2020, we charged $18.5 million, $14.1 million and $12.2 million, respectively, to compensation expense related to these awards.

In 2022, 2021 and 2020, the compensation committee approved $1.9 million, $3.2 million and $1.8 million, respectively, of awards under the sub‑plans referred to above, which were contributed to the rabbi trust in first quarter 2022, 2021 and 2020, respectively. During 2022, 2021 and 2020, we charged $2.3 million, $2.3 million and $1.9 million, respectively, to compensation expense related to these awards. There were no distributions from the sub-plans during 2022 and 2021.

At December 31, 2022 and 2021, we recorded $77.7 million (related to 2.5 million shares) and $67.4 million (related to 2.7 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at December 31, 2022 and 2021 was $478.7 million and $451.0 million, respectively. During 2022, 2021 and 2020, cash and equity awards with an aggregate fair value of $45.6 million, $19.1 million and $41.2 million, respectively, were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2022, 2021 and 2020, the compensation committee approved $8.3 million, $7.2 million and $3.0 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in second quarters of 2022, 2021 and 2020, respectively. During 2022, 2021 and 2020 we charged $13.4 million, $9.6 million and $6.9 million to compensation expense related to these awards. There were $16.9 million, $6.7 million and $3.2 million of distributions from the DCPP during 2022, 2021 and 2020, respectively.

12. Restricted Stock, Performance Share and Cash Awards

Restricted Stock Awards

As discussed in Note 10 to these consolidated financial statements, on May 10, 2022, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2017 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units to officers, employees and non-employee directors. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards and the related dividend equivalents are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the applicable restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason.

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At December 31, 2022, 3.3 million shares were available for grant under the LTIP for such awards.

In 2022, 2021 and 2020, we granted 650,355, 326,584 and 422,610 restricted stock units, respectively, to employees under the LTIP and 2017 LTIP, with an aggregate fair value of $99.4 million, $40.1 million and $34.9 million, respectively, at the date of grant.

The 2022, 2021 and 2020 restricted stock units vest as follows: 641,000 units granted in first quarter 2022, 314,000 units granted in first quarter 2021 and 405,870 units granted in first quarter 2020 vest in full based on continued employment through March 15, 2027, March 16, 2026 and March 12, 2025, respectively, while the other 2022, 2021 and 2020 restricted stock unit awards generally vest in full based on continued employment through the vesting period on the anniversary date of the grant. For our executive officers age 55 or older, restricted stock units awarded in 2022, 2021 and 2020 are not subject to forfeiture upon such officers’ departure from the company after two years from the date of grant.

The vesting periods of the 2022, 2021 and 2020 restricted stock unit awards are as follows (in actual shares):

	Restricted Stock Units Granted
Vesting Period	2022	2021	2020
One year	9,270	10,105	16,740
Two years	—	2,105	8,870
Five years	641,085	314,374	397,000
Total shares granted	650,355	326,584	422,610

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2022, 2021 and 2020, we charged $36.4 million, $26.7 million and $23.0 million, respectively, to compensation expense related to restricted stock awards granted in 2011 through 2022. The total intrinsic value of unvested restricted stock at December 31, 2022 and 2021 was $401.3 million and $331.8 million, respectively. During 2022 and 2021, equity awards (including accrued dividends) with an aggregate fair value of $62.0 million and $48.9 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 15, 2022, March 16, 2021 and March 12, 2020, pursuant to the 2017 LTIP, the compensation committee approved 54,000, 67,000 and 82,500, respectively of provisional performance share awards, with an aggregate fair value of $8.6 million, $8.6 million and $7.1 million, respectively, for future grants to our officers. Each performance unit award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in the 2022 Proxy Statement). Earned shares for the 2022, 2021 and 2020 provisional awards will fully vest based on continuous employment through March 15, 2025, March 16, 2024 and March 12, 2023, respectively, and will be settled in unrestricted shares of our common stock on a one‑for‑one basis as soon as practicable thereafter. The 2022, 2021 and 2020 awards are subject to a three-year performance period that begins on January 1, 2022, 2021 and 2020, respectively, and vest on the three-year anniversary of the date of grant (March 15, 2025, March 16, 2024 and March 12, 2023). For certain of our executive officers age 55 or older, awards granted are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. During 2022, 2021 and 2020, we recognized $15.2 million, $15.9 million and $16.2 million, respectively, to compensation expense related to performance share awards granted in 2018 through 2022. The total intrinsic value of unvested performance share awards at December 31, 2022 and 2021 was $62.7 million and $64.3 million. During 2022, 2021 and 2020, equity awards (including accrued dividends) with an aggregate fair value of $21.8 million, $19.1 million and $12.5 million was vested and distributed to employees under this plan.

Cash Awards

On March 15, 2022, pursuant to our Performance Unit Program (which we refer to as the Program), the compensation committee approved provisional cash awards of $19.9 million in the aggregate for future grants to our officers and key employees that are denominated in units (125,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITDAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units for the 2022 provisional award will fully vest based on continuous employment through January 1, 2025. The ultimate award value will be equal to the trailing twelve‑month price of our common stock on December 31, 2024, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable in 2025. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited. We did not recognize any compensation expense during the year ended December 31, 2022 related to the 2022 provisional award under the Program. Based on company performance for 2022, we expect to grant 122,000 units under the Program in first quarter 2023 that will fully vest on January 1, 2025.

On March 16, 2021, pursuant to the Program, the compensation committee approved provisional cash awards of $18.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (147,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2021 provisional award were similar to the terms of the 2022 provisional awards. Based on our performance for 2021, we granted 143,000 units under the Program in first quarter 2022 that will fully vest on January 1, 2024. During 2022 we charged $12.4 million to compensation expense related to these awards. We did not recognize any compensation expense during 2021 related to the 2021 provisional award under the Program.

On March 12, 2020, pursuant to the Program, the compensation committee approved provisional cash awards of $18.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (213,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2020 provisional award were similar to the terms of the 2022 provisional awards. Based on our performance for 2020, we granted 208,000 units under the Program in first quarter 2021 that will fully vest on January 1, 2023. During 2022 and 2021, we charged $12.1 million and $12.6 million to compensation expense related to these awards. We did not recognize any compensation expense during 2020 related to the 2020 provisional award under the Program.

On March 14, 2019, pursuant to the Program, the compensation committee approved provisional cash awards of $16.5 million in the aggregate for future grants to our officers and key employees that are denominated in units (206,800 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2019 provisional award were similar to the terms of the 2022 provisional awards. Based on our performance for 2019, we granted 200,000 units under the Program in first quarter 2020 that will fully vest on January 1, 2022. During 2021 and 2020, we charged $11.5 million and $10.6 million, respectively, to compensation expense related to these awards. We did not recognize any compensation expense during 2019 related to the 2019 provisional award under the Program.

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

During 2022, cash awards related to the 2019 provisional awards with an aggregate fair value of $21.1 million (177,000 units in the aggregate) were vested and distributed to employees under the Program. During 2021, cash awards related to the 2018 provisional awards with an aggregate fair value of $17.7 million (176,300 units in the aggregate) were vested and distributed to employees under the Program. During 2020, cash awards related to the 2017 provisional award with an aggregate value of $18.9 million (221,600 units in the aggregate) were vested and distributed to employees under the Program.

13. Retirement Plans

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2022 and 2021. In the table below, the service cost component represents plan administration costs that are incurred directly by the plan. A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2022	2021
Change in pension benefit obligation:
Benefit obligation at beginning of year	$279.4	$290.6
Service cost	0.5	0.5
Interest cost	6.8	6.4
Net actuarial gain	(58.7)	(2.8)
Benefits paid	(16.1)	(15.3)
Benefit obligation at end of year	$211.9	$279.4
Change in plan assets:
Fair value of plan assets at beginning of year	$282.3	$262.8
Actual (loss) return on plan assets	(53.7)	34.8
Contributions by the company	—	—
Benefits paid	(16.1)	(15.3)
Fair value of plan assets at end of year	$212.5	$282.3
Funded status of the plan (underfunded)	$0.6	$2.9
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent assets - accrued benefit liability	$0.6	$2.9
Accumulated other comprehensive income	54.2	42.5
Net amount included in retained earnings	$54.8	$45.4

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in earnings and other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Net periodic pension cost:
Service cost	$0.5	$0.5	$0.8
Interest cost on benefit obligation	6.8	6.4	8.0
Expected return on plan assets	(19.1)	(17.7)	(16.4)
Amortization of net loss	2.4	5.9	6.2
Net periodic benefit income	(9.4)	(4.9)	(1.4)
Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net loss (gain) incurred	14.1	(19.9)	4.7
Amortization of net loss	(2.4)	(5.9)	(6.2)
Total recognized in other comprehensive income (loss)	11.7	(25.8)	(1.5)
Total recognized in net periodic pension cost and other comprehensive income (loss)	$2.3	$(30.7)	$(2.9)

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2022	2021
Discount rate	5.25%	2.50%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2022	2021	2020
Discount rate	2.50%	2.25%	3.00%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

The following benefit payments are expected to be paid by the plan (in millions):

2023	$17.1
2024	17.1
2025	17.3
2026	17.3
2027	17.3
2028 to 2032	81.9

The following is a summary of the plan’s weighted average asset at December 31 by asset category:

	December 31,
Asset Category	2022	2021
Equity securities	62.0%	60.0%
Debt securities	31.0%	32.0%
Real estate	7.0%	8.0%
Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life underwriting enterprises. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long-term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2022 and 2021. The return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2022	2021
Level 1	$—	$—
Level 2	112.9	158.1
Level 3	99.6	124.2
Total fair value	$212.5	$282.3

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

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2022	2021
Fair value at January 1	$124.2	$121.0
Settlements	(1.5)	(15.2)
Unrealized (loss) gain	(23.1)	18.4
Fair value at December 31	$99.6	$124.2

We were not required under the IRC to make any minimum contributions to the plan for each of the 2022, 2021 and 2020 plan years. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2022, 2021 and 2020 we did not make discretionary contributions to the plan.

We also have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $73.8 million, $65.7 million and $63.6 million related to the plan in 2022, 2021 and 2020, respectively. Our board of directors authorized the use of common stock to fund our 2020 employer matching contributions to the 401(k) plan, which we funded in February 2021. During 2021, our board of directors authorized the 5.0% employer matching contributions on eligible compensation to the 401(k) plan for the 2021 plan year to be funded with our common stock, which was funded in February 2022. During 2022, our board of directors authorized the 5.0% employer matching contributions on eligible compensation to the 401(k) plan for the 2022 plan year to be funded with our common stock, which is expected to be funded in February 2023.

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to IRS rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also at the discretion of our board of directors. Matching contributions can be funded in cash or company stock. We expensed $11.0 million, $8.7 million and $7.8 million related to contributions made to a rabbi trust maintained under the plan in 2022, 2021 and 2020, respectively. During 2022, our board of directors authorized the 5.0% employer matching contributions on eligible compensation to the plan for the 2022 plan year to be funded with our common stock, which is expected to be funded in February 2023. The fair value of the assets in the plan’s rabbi trust at December 31, 2022 and 2021, including employee contributions and investment earnings, was $578.2 million and $606.6 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $62.9 million, $51.8 million and $44.3 million in 2022, 2021 and 2020, respectively.

14. Investments

Chem-Mod LLC - At December 31, 2022, we held a 46.5% controlling interest in Chem-Mod LLC. Chem‑Mod LLC possesses the exclusive marketing rights, in the U.S. and Canada, for technologies used to reduce emissions created during the combustion of coal. Prior to 2022, the refined coal production plants discussed below, as well as those owned by other unrelated parties, licensed and used

Chem-Mod LLC’s proprietary technologies, The Chem-Mod™ Solution, in the production of refined coal. The Chem‑Mod™ Solution used a dual injection sorbent system to reduce mercury, sulfur dioxide and other emissions at coal-fired power plants.

We believe that the application of The Chem-Mod™ Solution prior to 2022 qualified for refined coal tax credits under IRC Section 45 when used with refined coal production plants placed in service by December 31, of both 2011 and 2009. Chem-Mod LLC was marketing its technologies principally to coal-fired power plants owned by utility companies, including those utilities that were operating with the IRC Section 45 refined coal production plants in which we hold an investment.

Chem-Mod LLC is determined to be a variable interest entity (which we refer to as a VIE). We are the manager (decision maker) of Chem‑Mod LLC and therefore consolidate its operations into our consolidated financial statements. At December 31, 2022, total assets and total liabilities of this VIE included in our consolidated balance sheet were $14.8 million and $1.1 million, respectively. At December 31, 2021, total assets and total liabilities of this VIE included in our consolidated balance sheet were $19.4 million and $1.1 million, respectively. For 2022, total revenues and expenses were $1.0 million and $5.7 million, respectively. For 2021, total revenues and expenses were $82.7 million and $14.5 million, respectively. We are under no obligation to fund Chem-Mod’s operations in the future.

Chem-Mod International LLC - At December 31, 2022, we held a 31.5% noncontrolling ownership interest in Chem-Mod International LLC. Chem-Mod International LLC has the rights to market The Chem-Mod™ Solution in countries other than the U.S. and Canada. Such marketing activity has been limited to date.

C-Quest Technology LLC and C-Quest Technologies International LLC (which we refer together as C-Quest) - At December 31, 2022, we held a noncontrolling 12% interest in C-Quest’s global entities. C‑Quest possesses rights, information and technology for the reduction of carbon dioxide emissions created by burning fossil fuels. Thus far, C‑Quest’s operations have been limited to laboratory testing. C-Quest is determined to be a VIE, but we do not consolidate this investment into our consolidated financial statements because we are not the primary beneficiary or decision maker.

Clean Coal Investments -

•
We have investments in limited liability companies that own or have owned 35 refined coal production plants which produce refined coal using proprietary technologies owned by Chem-Mod LLC. We believe the production and sale of refined coal at these plants prior to 2022 was qualified to receive refined coal tax credits under IRC Section 45. The 14 plants placed in service prior to December 31, 2009 were eligible to receive tax credits through 2019 and the 21 plants placed in service prior to December 31, 2011 were eligible to receive tax credits through 2021.
•
As of December 31, 2022:
o
We have a noncontrolling interest in one plant, which is owned by a limited liability company (which we refer to as a LLC). We have determined that this LLC is a VIE, for which we are not the primary beneficiary and therefore do not consolidate it. At December 31, 2022, total assets and total liabilities of this VIE were $35.3 million and $35.3 million, respectively. For 2022, total revenues and expenses of this VIE were zero and $0.3 million, respectively.
•
We and our co-investors each funded our portion of the on-going operations of the limited liability companies in proportion to our investment ownership percentages. Other than our portion of the on-going operational and decommission funding, there are no additional amounts that we are committed to related to funding these investments.

Other Investments - At December 31, 2022, we owned a noncontrolling, minority interest in one startup venture totaling $2.2 million, four venture capital funds totaling $3.4 million and five certified low-income housing developments with zero carrying value. The low-income housing developments and real estate entities have been determined to be VIEs, but are not required to be consolidated due to our lack of control over their respective operations. At December 31, 2022, total assets and total liabilities of these VIEs were approximately $4.6 million and $0.4 million, respectively.

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

The components of lease expense are as follows (in millions):

	Statement of Earnings	Year ended
Lease Components	Classification	December 31, 2022
Operating lease expense	Operating expense	$139.9
Variable lease expense	Operating expense	21.7
Sublease income	Investment income	(1.2)
Total net lease expense		$160.4

Variable lease cost consist primarily of common-area and other maintenance costs for our lease facilities, as well as variable lease payments related to indexed and/or market adjustments. Our sublease income derives primarily from a few office lease arrangements and we have no significant sublease losses.

Year ended
Supplemental Cash Flow Information Related to Leases (in millions)	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$121.4
Right-of-use assets obtained in exchange for new operating lease liabilities	$102.9

We present all noncash transactions related to adjustments to the lease liability or right-of-use asset as noncash transactions. This includes all noncash charges related to any modification or reassessment events triggering remeasurement.

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

Lease Components	Balance Sheet Classification	December 31, 2022
Lease right-of-use assets	Right-of-use assets	$346.7
Other current lease liabilities	Accrued compensation and other current liabilities	82.4
Lease liabilities	Lease liabilities - noncurrent	300.4
Total lease liabilities		$382.8
Weighted-average remaining lease term, years		5.4
Weighted-average discount rate		3.3%

Maturities of operating lease liabilities for each of the next five years and thereafter are as follows (in millions):

2023	$98.6
2024	84.2
2025	67.7
2026	54.3
2027	41.7
Thereafter	72.6
Total lease payments	419.1
Less interest	(36.3)
Total	$382.8

Our leases have remaining lease terms of 0.1 years to 14.0 years, some of which may include options to extend the leases for up to 20.0 years and some of which may include options to terminate the leases.

As of December 31, 2022, we had $22.4 million of additional leases that have not yet commenced. These leases will commence in 2023 with lease terms of 0.5 years to 10.0 years.

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

We have not received or pledged any collateral related to derivative arrangements at December 31, 2022.

The notional and fair values of derivatives designated as hedging instruments are as follows at December 31, 2022 and 2021 (in millions):

		Derivative Assets		Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At December 31, 2022
Interest rate contracts	$950.0	Other current assets	$56.5	Accrued compensation and	$—
		Other noncurrent assets	56.6	other current liabilities
				Other noncurrent liabilities	—
Foreign exchange contracts (1)	113.0	Other current assets	0.8	Accrued compensation and	18.5
			14.5	other current liabilities
		Other noncurrent assets	—	Other noncurrent liabilities	27.0
Total	$1,063.0		$128.4		$45.5
At December 31, 2021
Interest rate contracts	$1,000.0	Other current assets	$4.8	Accrued compensation and	$1.3
		Other noncurrent assets	3.4	other current liabilities
				Other noncurrent liabilities	11.5
Foreign exchange contracts (1)	17.3	Other current assets	4.3	Accrued compensation and	1.3
				other current liabilities
		Other noncurrent assets	4.3	Other noncurrent liabilities	7.2
Total	$1,017.3		$16.8		$21.3

(1)
Included within foreign exchange contracts at December 31, 2022 were $948.8 million of call options offset with $948.8 million of put options, and $12.4 million of buy forwards offset with $125.4 million of sell forwards. Included within foreign exchange contracts at December 31, 2021 were $483.8 million of call options offset with $483.8 million of put options, and $10.5 million of buy forwards offset with $27.9 million of sell forwards.

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

The effect of cash flow hedge accounting on accumulated other comprehensive loss were as follows (in millions):

Instrument	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Recognized in Earnings Related to Amount Excluded from Effectiveness Testing	Statement of Earnings Classification
Year ended December 31, 2022
Interest rate contracts	$179.3	$(1.2)	$—	Interest expense
Foreign exchange contracts	(26.8)	6.3	(0.1)	Commission revenue
		(1.1)	1.9	Compensation expense
		(0.8)	1.4	Operating expense
Total	$152.5	$3.2	$3.2
Year ended December 31, 2021
Interest rate contracts	$35.8	$(1.1)	$—	Interest expense
Foreign exchange contracts	(13.5)	(3.3)	—	Commission revenue
		(0.8)	1.0	Compensation expense
		(0.6)	0.7	Operating expense
Total	$22.3	$(5.8)	$1.7

(1)
During 2022, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a gain of $0.9 million.

We estimate that approximately $29.4 million of pretax loss currently included within accumulated other comprehensive income will be reclassified into earnings in the next twelve months.

17. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 8 to these consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at December 31, 2022 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$1,600.0	$1,600.0
Note purchase agreements	250.0	475.0	200.0	640.0	478.0	2,205.0	4,248.0
Credit Agreement	60.0	—	—	—	—	—	60.0
Premium Financing Debt Facility	241.9	—	—	—	—	—	241.9
Interest on debt	229.0	212.3	197.7	178.8	160.4	1,408.1	2,386.3
Total debt obligations	780.9	687.3	397.7	818.8	638.4	5,213.1	8,536.2
Operating lease obligations	98.6	84.2	67.7	54.3	41.7	72.6	419.1
Less sublease arrangements	(0.9)	(0.6)	(0.3)	(0.3)	(0.2)	—	(2.3)
Outstanding purchase obligations	117.4	86.8	36.1	16.8	12.3	14.6	284.0
Total contractual obligations	$996.0	$857.7	$501.2	$889.6	$692.2	$5,300.3	$9,237.0

The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.

On December 20, 2022, we signed a definitive agreement to acquire the partnership interests of Buck, for a gross consideration of $660.0 million or approximately $585.0 million net of agreed seller funded expenses and net working capital. We expect to fund the transaction via free cash flow and short-term borrowings. The transaction is expected to close during the first half of 2023, subject to customary regulatory approvals.

Senior Notes, Note Purchase Agreements, Credit Agreement and Premium Financing Debt Facility - See Note 8 to these consolidated financial statements for a summary the amounts outstanding under the Senior Notes, Note purchase agreements, the Credit Agreement and Premium Financing Debt Facility.

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located in a building we own at 2850 Golf Road, Rolling Meadows, Illinois, where we have approximately 360,000 square feet of space and will accommodate approximately 2,000 employees at peak pre-pandemic capacity. Relating to the development of our corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as EDGE) tax credit. Incentives from these two programs could total between $50.0 million and $80.0 million over a fifteen‑year period. We have earned approximately $41.4 million of EDGE credits from inception in 2017 through December 31, 2022.

We generally operate in leased premises at our other locations. Certain of these leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $176.6 million in 2022, $153.4 million in 2021 and $154.0 million in 2020.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2022. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2022 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2023	2024	2025	2026	2027	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$13.0	$13.0
Financial guarantees	1.4	2.0	0.2	0.1	0.1	—	3.8
Total commitments	$1.4	$2.0	$0.2	$0.1	$0.1	$13.0	$16.8

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See the Off-Balance Sheet Debt section below for a discussion of letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Substantially all of the purchase agreements related to these acquisitions we do contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2019 to 2022 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,946.2 million, of which $1,077.3 million was recorded in our consolidated balance sheet as of December 31, 2022 based on the estimated fair value of the expected future payments to be made, of which approximately $734.0 million can be settled in cash or stock at our option and $343.3 million must be settled in cash.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2022 and 2021 that was recourse to us.

At December 31, 2022, we had posted two letters of credit totaling $9.2 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $17.4 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2022, we had posted seven letters of credit totaling $2.5 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.8 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and two letter of credit totaling $0.5 million as security deposits for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2022 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to Us	Maximum Exposure	Liability Recorded
Other investments
Funding commitment to an equity investment - to be funded in 2023	None	None	$—	$—
Trigger - Agreed conditions met
Other
Credit support under letters of credit (LOC) for deductibles due by us on our own insurance coverages - expires after 2026	None	None	9.2	17.4
Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on our behalf
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires after 2026	None	Reimbursement of LOC fees	2.5	—
Trigger - Dissolution or catastrophic financial results of the operation
Collateral related to claims funds held in a fiduciary capacity by a recent acquisition - expires 2023	None	None	0.8	—
Trigger - Claim payments are not made
Credit support under letters of credit in lieu of security deposits for two leases from acquisitions - expires after 2023 and 2026	None	None	0.5	—
Trigger - Lease payments do not get made
Financial guarantees of loans to 5 Canadian-based employees - expires when loan balances are reduced to zero through May 2029 - Principal and interest are paid quarterly	(1)	None	0.8	—
Trigger - Default on loan payments
Financial guarantee of external loan to subsidiary in Chile - expires when loan balance is reduced to zero through July 2024 - Principal and interest are paid quarterly	None	None	3.0	—
Trigger - Default on loan payments
			$16.8	$17.4

(1)
The guarantees are collateralized by shares in minority holdings of our Canadian operating companies.

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements.

Litigation, Regulatory and Taxation Matters - We routinely are involved in legal proceedings, claims, disputes, regulatory matters and governmental inspections or investigations arising in the ordinary course of or incidental to our business, including those noted below in this section. We record accruals in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies, unless disclosed below. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other adverse events could occur, including the payment of substantial monetary damages or an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies, which may result in a material adverse impact on our business, results of operations or financial position.

During 2022, we received a subpoena from the FCPA Unit of the U.S. Department of Justice seeking information related to our insurance business with public entities in Ecuador. We continue to fully cooperate with the investigation.

In July 2019, Midwest Energy Emissions Corp. and MES Inc. (which we refer to together as Midwest Energy) filed a patent infringement lawsuit in the United States District Court for the District of Delaware against us, Chem‑Mod LLC and numerous other related and unrelated parties. The complaint alleges that the named defendants infringe patents held exclusively by Midwest Energy and seeks unspecified damages and injunctive relief. Discovery is complete and the case is scheduled for trial in November 2023. We continue to defend this matter vigorously.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. Currently we retain the first $15.0 million of every E&O claim up to $15.0 million. In addition, we retain, in aggregate: up to another $2.0 million between $15.0 million and $100.0 million, plus up to another $10.0 million between $100.0 million and $225.0 million, and up to another $20.0 million between $225.0 million and $400.0 million. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2022 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $10.0 million and below the upper end of the actuarial range by $1.8 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. We recorded tax benefits in connection with our ownership in these investments. At December 31, 2022, we had exposure on $108.0 million of previously earned tax credits. Under the TCJA, a portion of these previously earned tax credits were refunded in 2019 for tax year 2018, according to a specific formula. Under the Coronavirus Act, Relief, and Economic Security Act (the CARES Act), which was passed on March 27, 2020, we accelerated the refund of all remaining credits on April 17, 2020, and the remaining credits were refunded to us in the second quarter of 2020. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our December 31, 2022 consolidated balance sheet related to this exposure.

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

Reconciliations of direct to net premiums, on a written and earned basis, for 2022, 2021 and 2020 related to the wholly-owned underwriting enterprise subsidiary discussed above are as follows (in millions):

	2022		2021		2020
	Written	Earned	Written	Earned	Written	Earned
Direct	$24.4	$28.7	$30.9	$35.9	$37.7	$40.7
Assumed	0.4	0.2	0.2	0.2	0.1	0.9
Ceded	(24.8)	(28.9)	(31.1)	(36.1)	(37.8)	(41.6)
Net	$—	$—	$—	$—	$—	$—

At December 31, 2022 and 2021, our underwriting enterprise subsidiary had reinsurance recoverables of $20.4 million and $28.0 million, respectively, related to liabilities established for ceded unearned premium reserves and loss and loss adjustment expense reserves. These reinsurance recoverables relate to direct and assumed business that has been fully ceded to our reinsurers or captives and have been included in premiums and fees receivables in the accompanying consolidated balance sheet.

19. Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Earnings before income taxes:
United States	$781.6	$593.0	$524.4

Foreign, principally Australia, Canada, New Zealand and the U.K.	545.4	382.1	346.5
Total earnings before income taxes	$1,327.0	$975.1	$870.9
Provision for income taxes:
Federal:
Current	$109.1	$44.6	$43.6
Deferred	(3.5)	(151.6)	(112.4)
	105.6	(107.0)	(68.8)
State and local:
Current	114.3	50.6	36.6
Deferred	(83.5)	(11.6)	(19.3)
	30.8	39.0	17.3
Foreign:
Current	196.6	108.8	94.6
Deferred	(122.0)	(20.7)	(30.3)
	74.6	88.1	64.3
Total provision for income taxes	$211.0	$20.1	$12.8

A reconciliation of the provision for income taxes with the U.S. federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2022		2021		2020
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$278.7	21.0	$204.8	21.0	$182.9	21.0
State income taxes - net of federal benefit	32.9	2.5	30.7	3.2	22.2	2.6
Differences related to non U.S. operations	(31.9)	(2.4)	(8.7)	(0.9)	(2.5)	(0.3)
Alternative energy and other tax credits	(6.9)	(0.5)	(199.0)	(20.4)	(154.3)	(17.7)
Other permanent differences	22.5	1.7	(3.5)	(0.4)	(15.7)	(1.8)
Stock-based compensation	(59.3)	(4.5)	(40.0)	(4.1)	(31.4)	(3.6)
Changes in unrecognized tax benefits	4.0	0.3	0.8	0.1	—	—
Change in valuation allowance	15.5	1.2	26.4	2.7	6.5	0.7
Change in tax rates	(44.5)	(3.4)	8.6	0.9	5.5	0.6
Other	—	—	—	—	(0.4)	—
Provision for income taxes	$211.0	$15.9	$20.1	$2.1	$12.8	$1.5

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2022	2021
Gross unrecognized tax benefits at January 1	$11.7	$11.2
Increases in tax positions for current year	3.8	2.5
Settlements	(1.7)	—
Lapse in statute of limitations	(1.4)	(1.6)
Increases in tax positions for prior years	3.1	0.1
Decreases in tax positions for prior years	(2.1)	(0.5)
Gross unrecognized tax benefits at December 31	$13.4	$11.7

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $12.3 million and $10.0 million at December 31, 2022 and 2021, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2022 and 2021, we had accrued interest and penalties related to unrecognized tax benefits of $3.4 million and $3.3 million, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2022, our corporate returns had been examined by the IRS or the statute had lapsed through calendar year 2018, with the exception of calendar years 2011 through 2012, which are still under examination by the IRS. In addition, from 2011 forward, various state and foreign jurisdictions remain open. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2022	2021
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$772.7	$1,074.0
Accrued and unfunded compensation and employee benefits	321.8	265.6
Amortizable intangible assets	69.3	92.7
Compensation expense related to stock options	11.1	5.8
Accrued liabilities	126.6	112.1
Accrued pension liability	3.1	1.5
Investments	2.6	3.1
Net operating loss carryforwards	129.4	32.7
Capital loss carryforwards	8.1	8.9
Lease liabilities	96.5	106.4
Capitalized indirect property costs	394.1	—
Hedging instruments	—	27.3
Other	4.3	5.0
Total deferred tax assets	1,939.6	1,735.1
Valuation allowance for deferred tax assets	(135.2)	(154.9)
Deferred tax assets	1,804.4	1,580.2
Deferred tax liabilities:
Nondeductible amortizable intangible assets	433.9	394.7
Investment-related partnerships	6.6	4.6
Depreciable fixed assets	46.5	16.2
Right-of-use assets	88.6	96.9
Hedging instruments	10.7	—
Other prepaid items	11.8	8.8
Total deferred tax liabilities	598.1	521.2
Net deferred tax assets	$1,206.3	$1,059.0

At December 31, 2022 and 2021, $92.4 million and $165.7 million, respectively, have been included in noncurrent liabilities in the accompanying consolidated balance sheet. AMT credits have been utilized or refunded in 2020, due to the CARES Act legislation, general business and other tax credits of $757.4 million begin to expire, if not utilized, in 2034 and state credits, net of federal benefit, of $14.8 million expire, if not used, by 2027. Net operating loss carryforwards of $129.4 million, related to federal, state and foreign begin to expire, if not utilized in 2023. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future. Valuation allowances have been established for certain foreign intangible assets (including nondeductible amortization and earnout payable expenses) and various net operating loss carryforwards that may not be utilized in the future.

There are undistributed earnings of $835.1 million and $806.0 million at December 31, 2022 and 2021, respectively, of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings was not material at December 31, 2022 and 2021. There are only select jurisdictions for which the company regards the undistributed earnings as no longer permanently reinvested. We have recognized the deferred tax liability associated with these undistributed earnings during 2022, however, such liability was also not material.

Current U.S. tax law requires U.S. shareholders to include in income certain “global intangible low-taxed income” (which we refer to as GILTI) beginning in 2018. Our policy is to include the GILTI income in the future period when the tax arises and we recorded income tax expense on such income in 2022, 2021 and 2020. Current U.S. tax law includes the U.S. Base Erosion and Anti-Abuse Tax (which we refer to as BEAT) beginning in 2018. Based on our analysis, we determined that our base erosion payments do not exceed the threshold for applicability for the years in 2022, 2021 and 2020, and we do not currently anticipate any significant long-term impact from the BEAT in our provision for income taxes in future periods.

Deferred Income Taxes - The CARES Act delayed certain payroll tax payments until the years 2021 and 2022. At December 31, 2021, $6.5 million, of deferred tax assets have been included due to deferral of payroll taxes, which was reversed in 2022.

20. Supplemental Disclosures of Cash Flow Information

	Year ended December 31,
Supplemental disclosures of cash flow information (in millions):	2022	2021	2020
Interest paid	$240.2	$215.7	$188.9
Income taxes paid, net	317.6	325.4	113.0

Income taxes paid in the table above were net of AMT credits and $(28.5) million in 2021 due to the CARES Act, $(20.0) million in 2020 due to similar temporary relief measures available globally. The 2021 income taxes paid amount was unfavorably impacted due to payment of the $20.0 million of 2020 tax-payment deferrals (as noted in the previous sentence) and also approximately $106.0 million of tax payments made in 2021 with regards to tax method changes filed with our 2020 tax returns in the fourth quarter of 2021. Those U.S. federal method changes also affected our 2022 and 2021 estimated tax payments. Also in 2022, we elected to defer the utilization of 2021 and 2022 net operating losses in the U.K. causing additional cash tax payments of $28.4 million relating to 2021 and $49.0 million relating to 2022. Both the U.S. and U.K. payments would have been made in future periods, and do not represent additional taxes due.

The following is a reconciliation of our end of period cash, cash equivalents and restricted cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2022, 2021 and 2020 (in millions):

	December 31,
	2022	2021	2020
Cash and cash equivalents	$342.3	$402.6	$664.6
Restricted cash	4,621.9	4,063.7	2,909.7
Total cash, cash equivalents and restricted cash	$4,964.2	$4,466.3	$3,574.3

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $73.8 million, $65.7 million and $63.6 million related to the plan in 2022, 2021 and 2020, respectively. During 2021, our board of directors authorized the 5.0% employer matching contributions on eligible compensation to the 401(k) plan for the 2021 plan year to be funded with our common stock, which was funded in February 2022. During 2022, our board of directors authorized the 5.0% employer matching contributions on eligible compensation to the 401(k) plan for the 2022 plan year to be funded with our with our common stock, which is expected to be funded in February 2023.

21. Accumulated Other Comprehensive Loss

The after-tax components of our accumulated comprehensive loss attributable to controlling interests consist of the following (in millions):

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Loss
Balance as of January 1, 2020	$(56.5)	$(674.8)	$(28.3)	$(759.6)
Net change in period	0.4	183.7	(68.1)	116.0
Balance as of December 31, 2020	(56.1)	(491.1)	(96.4)	(643.6)
Net change in period	19.0	(122.3)	20.8	(82.5)
Balance as of December 31, 2021	(37.1)	(613.4)	(75.6)	(726.1)
Net change in period	(12.3)	(511.8)	109.8	(414.3)
Balance as of December 31, 2022	$(49.4)	$(1,125.2)	$34.2	$(1,140.4)

The foreign currency translation in 2022, 2021 and 2020 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in the U.K., Australia, Canada, New Zealand, the Caribbean, India and other non-U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily the British pound, Australian dollar, Canadian dollar, and New Zealand dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during 2022 primarily relates to goodwill (see Note 7 to these consolidated financial statements for the impact on goodwill) and amortizable intangible assets held by operations with a non-U.S. dollar functional currency.

During 2022, 2021 and 2020, $2.2 million, $5.8 million and $6.1 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During 2022, 2021 and 2020, $3.2 million of income, $5.8 million of expense and $6.3 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During 2022, 2021 and 2020, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

22. Segment Information

We have three reportable segments: brokerage, risk management and corporate.

The brokerage segment is primarily comprised of our retail and wholesale insurance and reinsurance brokerage operations. The brokerage segment (which comprises our retail P/C, wholesale, reinsurance, benefits and captive operations) generates revenues through commissions paid by underwriting enterprises and through fees charged to our clients. Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks.

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

Financial information relating to our segments for 2022, 2021 and 2020 is as follows (in millions):

Year Ended December 31, 2022	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$5,187.4	$—	$—	$5,187.4
Fees	1,476.9	1,090.8	—	2,567.7
Supplemental revenues	284.7	—	—	284.7
Contingent revenues	207.3	—	—	207.3
Investment income	135.4	0.9	—	136.3
Net gains on divestitures	12.1	0.9	—	13.0
Revenue from clean coal activities	—	—	23.0	23.0
Other net income	—	—	0.7	0.7
Revenues before reimbursements	7,303.8	1,092.6	23.7	8,420.1
Reimbursements	—	130.5	—	130.5
Total revenues	7,303.8	1,223.1	23.7	8,550.6
Compensation	4,024.7	664.9	110.2	4,799.8
Operating	1,039.9	233.9	57.1	1,330.9
Reimbursements	—	130.5	—	130.5
Cost of revenues from clean coal activities	—	—	22.9	22.9
Interest	—	—	256.9	256.9
Depreciation	103.6	37.8	3.3	144.7
Amortization	448.7	6.2	—	454.9
Change in estimated acquisition earnout payables	90.4	(7.4)	—	83.0
Total expenses	5,707.3	1,065.9	450.4	7,223.6
Earnings (loss) before income taxes	1,596.5	157.2	(426.7)	1,327.0
Provision (benefit) for income taxes	394.7	41.4	(225.1)	211.0
Net earnings (loss)	1,201.8	115.8	(201.6)	1,116.0
Net earnings (loss) attributable to noncontrolling interests	4.4	—	(2.6)	1.8
Net earnings (loss) attributable to controlling interests	$1,197.4	$115.8	$(199.0)	$1,114.2
Net foreign exchange gain	$2.6	$31.4	$—	$34.0
Revenues:
United States	$4,503.9	$1,029.6	$23.7	$5,557.2
United Kingdom	1,544.3	44.1	—	1,588.4
Australia	281.8	129.1	—	410.9
Canada	356.0	5.9	—	361.9
New Zealand	166.9	14.4	—	181.3
Other foreign	450.9	—	—	450.9
Total revenues	$7,303.8	$1,223.1	$23.7	$8,550.6
At December 31, 2022
Identifiable assets:
United States	$17,827.2	$914.4	$2,560.2	$21,301.8
United Kingdom	9,486.6	115.9	—	9,602.5
Australia	1,797.9	89.0	—	1,886.9
Canada	1,476.4	4.4	—	1,480.8
New Zealand	731.0	18.8	—	749.8
Other foreign	3,886.0	—	—	3,886.0
Total identifiable assets	$35,205.1	$1,142.5	$2,560.2	$38,907.8
Goodwill - net	$9,358.1	$112.2	$19.1	$9,489.4
Amortizable intangible assets - net	3,325.9	46.2	—	3,372.1

Year Ended December 31, 2021	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$4,132.3	$—	$—	$4,132.3
Fees	1,296.9	967.2	—	2,264.1
Supplemental revenues	248.7	—	—	248.7
Contingent revenues	188.0	—	—	188.0
Investment income	82.8	0.3	—	83.1
Net gains on divestitures	18.8	0.1	—	18.9
Revenue from clean coal activities	—	—	1,140.8	1,140.8
Other net revenues	—	—	0.5	0.5
Revenues before reimbursements	5,967.5	967.6	1,141.3	8,076.4
Reimbursements	—	133.0	—	133.0
Total revenues	5,967.5	1,100.6	1,141.3	8,209.4
Compensation	3,252.4	580.7	94.4	3,927.5
Operating	757.9	209.8	104.7	1,072.4
Reimbursements	—	133.0	—	133.0
Cost of revenues from clean coal activities	—	—	1,173.2	1,173.2
Interest	—	—	226.1	226.1
Loss on extinguishment of debt	—	—	16.2	16.2
Depreciation	87.8	46.2	17.2	151.2
Amortization	407.6	7.5	—	415.1
Change in estimated acquisition earnout payables	116.3	3.3	—	119.6
Total expenses	4,622.0	980.5	1,631.8	7,234.3
Earnings (loss) before income taxes	1,345.5	120.1	(490.5)	975.1
Provision (benefit) for income taxes	328.9	30.6	(339.4)	20.1
Net earnings (loss)	1,016.6	89.5	(151.1)	955.0
Net earnings attributable to noncontrolling interests	8.4	—	39.8	48.2
Net earnings (loss) attributable to controlling interests	$1,008.2	$89.5	$(190.9)	$906.8
Net foreign exchange loss	$(1.7)	$—	$(0.6)	$(2.3)
Revenues:
United States	$3,804.8	$910.7	$1,141.3	$5,856.8
United Kingdom	1,199.0	46.0	—	1,245.0
Australia	252.6	123.5	—	376.1
Canada	302.2	5.8	—	308.0
New Zealand	162.4	14.6	—	177.0
Other foreign	246.5	—	—	246.5
Total revenues	$5,967.5	$1,100.6	$1,141.3	$8,209.4
At December 31, 2021
Identifiable assets:
United States	$15,548.3	$790.7	$2,489.6	$18,828.6
United Kingdom	8,251.3	134.1	—	8,385.4
Australia	1,684.2	84.7	—	1,768.9
Canada	1,436.1	4.4	—	1,440.5
New Zealand	754.5	20.5	—	775.0
Other foreign	2,146.6	—	—	2,146.6
Total identifiable assets	$29,821.0	$1,034.4	$2,489.6	$33,345.0
Goodwill - net	$8,544.6	$100.9	$20.7	$8,666.2
Amortizable intangible assets - net	3,906.1	47.9	—	3,954.0

Year Ended December 31, 2020	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$3,591.9	$—	$—	$3,591.9
Fees	1,136.9	821.0	—	1,957.9
Supplemental revenues	221.9	—	—	221.9
Contingent revenues	147.0	—	—	147.0
Investment income	75.2	0.7	—	75.9
Net losses on divestitures	(5.8)	—	—	(5.8)
Revenue from clean coal activities	—	—	863.5	863.5
Other net losses	—	—	(0.4)	(0.4)
Revenues before reimbursements	5,167.1	821.7	863.1	6,851.9
Reimbursements	—	151.7	—	151.7
Total revenues	5,167.1	973.4	863.1	7,003.6
Compensation	2,882.5	517.5	66.5	3,466.5
Operating	687.2	162.6	56.7	906.5
Reimbursements	—	151.7	—	151.7
Cost of revenues from clean coal activities	—	—	882.1	882.1
Interest	—	—	196.4	196.4
Depreciation	73.5	49.4	22.2	145.1
Amortization	411.3	6.0	—	417.3
Change in estimated acquisition earnout payables	(29.7)	(3.2)	—	(32.9)
Total expenses	4,024.8	884.0	1,223.9	6,132.7
Earnings (loss) before income taxes	1,142.3	89.4	(360.8)	870.9
Provision (benefit) for income taxes	276.3	22.5	(286.0)	12.8
Net earnings (loss)	866.0	66.9	(74.8)	858.1
Net earnings attributable to noncontrolling interests	4.9	—	34.4	39.3
Net earnings (loss) attributable to controlling interests	$861.1	$66.9	$(109.2)	$818.8
Net foreign exchange loss	$(2.6)	$(0.1)	$(0.2)	$(2.9)
Revenues:
United States	$3,369.4	$816.4	$863.1	$5,048.9
United Kingdom	993.7	40.7	—	1,034.4
Australia	216.1	98.4	—	314.5
Canada	243.8	5.3	—	249.1
New Zealand	141.8	12.6	—	154.4
Other foreign	202.3	—	—	202.3
Total revenues	$5,167.1	$973.4	$863.1	$7,003.6
At December 31, 2020
Identifiable assets:
United States	$8,897.9	$716.2	$2,172.2	$11,786.3
United Kingdom	6,135.1	139.2	—	6,274.3
Australia	1,373.3	89.6	—	1,462.9
Canada	1,053.6	4.8	—	1,058.4
New Zealand	766.0	24.1	—	790.1
Other foreign	959.4	—	—	959.4
Total identifiable assets	$19,185.3	$973.9	$2,172.2	$22,331.4
Goodwill - net	$6,053.6	$70.5	$2.9	$6,127.0
Amortizable intangible assets - net	2,376.3	23.6	—	2,399.9

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Arthur J. Gallagher & Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Arthur J. Gallagher & Co. (Gallagher) as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Gallagher at December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Gallagher's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 10, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business acquisitions – Accounting for acquisitions

Description of the Matter

As described in Note 3 to the financial statements, Gallagher completed 37 acquisitions during 2022 for total net consideration of $1,303.0 million. All the acquisitions have been accounted for using the acquisition method for recording business combinations. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, at the acquisitions date was allocated to goodwill. Identifiable intangible assets from the acquisitions consists primarily of acquired customer lists of $564.0 million. Provisional estimates of fair value are established on the closing date of each acquisition and are subsequently reviewed and finalized within twelve months of the acquisition date.

Auditing the accounting for these acquisitions involved subjectivity in evaluating management’s estimates, specifically, the identification and measurement of intangible assets and earnout obligations. Gallagher, with the assistance of a third-party valuation firm, as applicable, used the discounted cash flow method to measure the fair value of the intangible assets and earnout obligations to finalize the accounting for its acquisitions. The significant assumptions used to estimate the fair value of the intangible assets and earnout obligations included discount rates, revenue growth rates, and projected profit margins. These assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over Gallagher’s accounting for acquisitions. For example, we tested controls over the recognition and measurement of assets acquired, consideration paid and payable, and management’s review of significant assumptions used to determine the fair value of intangible assets and earnout obligations of the acquisitions for which management finalized its accounting.

To test the estimated fair value of intangible assets and earnout obligations, our audit procedures included, among other things, an evaluation of the identification of intangible assets and earnout obligations based on the terms of the purchase agreements. Additionally, we have tested the significant assumptions, including discount rates, revenue growth rates, and projected profit margins, used to value the identifiable intangible assets and earnout obligations for acquisitions that Gallagher has deemed the accounting as final as well as testing the completeness and accuracy of the underlying data supporting the fair value estimates. We also compared the above assumptions to the historical results of the acquired companies, past performance of similar Gallagher acquisitions, and current market conditions. For select acquisitions, we utilized the assistance of our valuation specialists to evaluate the methods and assumptions used to determine the fair value of intangible assets and earnout obligations.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as Gallagher’s auditor since 1973
Chicago, Illinois
February 10, 2023

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

In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded 18 of the 37 entities acquired in 2022, which are included in our 2022 consolidated financial statements. Collectively, these acquired entities constituted approximately 0.5% of total assets as of December 31, 2022, approximately 0.4% of total revenues, and approximately (0.1)% of net earnings for the year then ended.

Based on our assessment under the framework in Internal Control – Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.
Rolling Meadows, Illinois
February 10, 2023

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr.	Douglas K. Howell
Chairman, President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Arthur J. Gallagher & Co.

Opinion on Internal Control over Financial Reporting

We have audited Arthur J. Gallagher & Co.’s (Gallagher) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Gallagher maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 18 of the 37 entities acquired in 2022, which are included in the 2022 consolidated financial statements of Gallagher and constituted approximately 0.5% of total assets as of December 31, 2022, approximately 0.4% of total revenues, and approximately (0.1)% of net earnings for the year then ended. Our audit of internal control over financial reporting of Gallagher also did not include an evaluation of the internal control over financial reporting of these acquired entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2022 and 2021, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”) of Gallagher and our report dated February 10, 2023 expressed an unqualified opinion thereon.

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
February 10, 2023

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

Design and Evaluation of Internal Control over Financial Reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2022. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control over Financial Reporting.

On December 1, 2021, we acquired Willis Re. We have been in the process of incorporating Willis Re’s internal controls into our control structure. The acquisition of, and the ongoing integration of, Willis Re represents a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting, which was completed as of December 31, 2021. Except as described above, during the three-month period ended December 31, 2022, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2023 Proxy Statement will include the information required by this item under the headings “Election of Directors,” “Other Board Matters,” “Board Committees” and, if necessary, “Delinquent Section 16(a) Reports,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2023 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2023 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2023 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Other Board Matters,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is Ernst & Young LLP, Chicago, Illinois, Auditor Firm ID: 42.

Our 2023 Proxy Statement will include the information required by this item under the heading “Ratification of Appointment of Independent Auditor - Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.
Consolidated Financial Statements:
(a)
Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2022.
(b)
Consolidated Balance Sheet as of December 31, 2022 and 2021.
(c)
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2022.
(d)
Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2022.
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

3.1.1

Amended and Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to the same exhibit number to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2008, File No. 1-09761).

3.1.2	Certificate of Change of Registered Agent and Location of Registered Office (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated July 29, 2022, File No. 1-09761).
3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated December 6, 2022, File No. 1-09761).

4.1	Description of Securities (incorporated by reference to the same exhibit number to our Form 10-K Annual Report for 2019, File No. 1-09761).

4.2.1

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

4.2.2

Amendment No. 1, dated August 27, 2020, to the Second Amended and Restated Multicurrency Credit Agreement dated June 7, 2019, between Arthur J. Gallagher & Co., Bank of Montreal, as administrative agent, and other lenders signatory thereto (incorporated by reference to Exhibit 4.1 to our Form 10-Q Quarterly Report for the quarterly period ended September 30, 2020, File No. 1-09761).

4.2.3

Amendment No. 2, dated December 14, 2022, to the Second Amended and Restated Multicurrency Credit Agreement dated June 7, 2019, between Arthur J. Gallagher & Co., Bank of Montreal, as administrative agent, and other lenders signatory thereto.

4.3

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

*10.12	Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of February 1, 2022).

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

*10.16

Arthur J. Gallagher & Co., Deferred Equity Participation Plan (as amended and restated as of February 20, 2021) (incorporated by reference to the same exhibit number to our Form 10-Q for the quarterly period ended March 31, 2021 File No. 1 09761).

*10.16.1	Form of Deferred Equity Participation Plan Award Agreement.

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

*10.43.1	Form of Performance Unit Grant Agreement under the Performance Unit Program.

*10.43.2	Form of Performance Unit Grant Agreement under the Performance Unit Program for executive officers over the age of 55.

*10.44	Senior Management Incentive Plan (incorporated by reference to Exhibit 10.44 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2015, File No. 1-09761).

*10.48	Arthur J. Gallagher & Co. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to our Form S-8 Registration Statement, File No. 333-221274).

*10.50	Arthur J. Gallagher & Co. U.K. Employee Share Incentive Plan (incorporated by reference to Exhibit 4.3 to our Form S-8 Registration Statement, File No. 333-258331).

*10.51

Form of Partnership Share Agreement under the Arthur J. Gallagher & Co. U.K. Employee Share Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-258331).

*10.52	Arthur J. Gallagher & Co. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report dated May 13, 2022 File No. 1-09761).

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization and the names under which each does business.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	Cover Page Interactive Data File formatted in Inline XBRL (included as Exhibit 101).

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

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of February, 2023.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 10th day of February, 2023 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title
/S/ J. PATRICK GALLAGHER, JR.	Chairman, President; Chief Executive Officer and Director (Principal Executive Officer)
J. Patrick Gallagher, Jr.

/S/ DOUGLAS K. HOWELL	Vice President and Chief Financial Officer (Principal Financial Officer)
Douglas K. Howell

/S/ RICHARD C. CARY	Controller (Principal Accounting Officer)
Richard C. Cary

*SHERRY S. BARRAT	Director
Sherry S. Barrat

*WILLIAM L. BAX	Director
WILLIAM L. BAX

*TERESA H. CLARKE	Director
Teresa H. Clarke

* D. JOHN COLDMAN	Director
D. John Coldman

* DAVID S. JOHNSON	Director
David S. Johnson

*KAY W. McCURDY	Director
Kay W. McCurdy

*CHRISTOPHER C. MISKEL	Director
Christopher C. Miskel

* RALPH J. NICOLETTI	Director
Ralph J. Nicoletti

*NORMAN L. ROSENTHAL	Director
Norman L. Rosenthal

*By:	/S/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2022
Allowance for doubtful accounts	$8.3	$6.8	$(4.0)	(1)	$11.1
Allowance for estimated policy cancellations	10.0	2.4	(3.1)	(2)	9.3
Valuation allowance for deferred tax assets	154.9	(19.7)	—		135.2
Accumulated amortization of expiration
lists, non-compete agreements and trade names	2,924.0	454.9	(78.9)	(3)	3,300.0
Year ended December 31, 2021
Allowance for doubtful accounts	$10.1	$7.0	$(8.8)	(1)	$8.3
Allowance for estimated policy cancellations	9.9	(1.3)	1.4	(2)	10.0
Valuation allowance for deferred tax assets	94.9	60.0	—		154.9
Accumulated amortization of expiration
lists, non-compete agreements and trade names	2,537.0	415.1	(28.1)	(3)	2,924.0
Year ended December 31, 2020
Allowance for doubtful accounts	$8.7	$6.6	$(5.2)	(1)	$10.1
Allowance for estimated policy cancellations	8.3	4.1	(2.5)	(2)	9.9
Valuation allowance for deferred tax assets	80.5	14.4	—		94.9
Accumulated amortization of expiration
lists, non-compete agreements and trade names	2,087.5	417.3	32.2	(3)	2,537.0

(1)
Net activity of bad debt write offs and recoveries and acquired businesses.
(2)
Additions to allowance related to acquired businesses.
(3)
Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.