Form 10-Q
period 2023-06-30
Arthur J. Gallagher & Co.
filed 2023-08-04
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2023

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of June 30, 2023 was approximately 215,506,000.

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
•
Risks related to Willis Re and Buck, including risks related to our ability to successfully integrate their operations, the possibility that our assumptions may be inaccurate resulting in unforeseen obligations or liabilities and failure to realize the expected benefits of these acquisitions;
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

•
Risks arising from our international operations and changes in international conditions, including the risks posed by political and economic uncertainty in certain countries (including repercussions from the war in Ukraine), risks related to maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti‑corruption, sanctions, protectionism and privacy laws and increased regulatory focus on climate change and sustainability issues), as well as risks related to tariffs, trade wars, political violence and unrest in the U.S. or around the world, or climate change and other long-term environmental, social and governance matters and global health risks;
•
Risks related to changes in U.S. or foreign tax laws, including a U.S. or foreign tax rate change, potential changes in guidance related to the U.S. Inflation Reduction Act, the Organization for Economic Co-operation and Development’s (OECD) global minimum corporate tax regime and other local policy changes;
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
•
Cyber-attacks or other cybersecurity incidents such as the ransomware incident we publicly disclosed in September 2020 and the heightened risk of such attacks as a result of the war in Ukraine; improper disclosure of confidential, personal or proprietary data and changes to laws and regulations governing cybersecurity and data privacy;
•
Violations or alleged violations of the U.S. Foreign Corrupt Practices Act (which we refer to as FCPA), the United Kingdom (U.K.) Bribery Act 2010 or other anti-corruption laws and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act (which we refer to as FATCA) and the outcome of any existing or future investigation, review, regulatory action or litigation;
•
Our failure to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions, including new sanctions laws as a result of the war in Ukraine, laws relating to the use of generative artificial intelligence, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods);
•
The further spread of COVID-19, including new variants, and its effect on the economy, our employees, our clients, the regulatory environment and our operations;
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

•
The risk of share ownership dilution when we issue common stock as consideration for acquisitions and for other reasons and
•
Volatility of the price of our common stock.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions, including the risk factors referred to above. Our future performance and actual results or outcomes may differ materially from those expressed in forward-looking statements. Accordingly, you should not place undue reliance on forward-looking statements, which speak only as of, and are based on information available to us on, the date of the applicable document. Many of the factors that will determine these results are beyond our ability to control or predict. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Forward-looking statements speak only as of the date that they are made, and we do not undertake any obligation to update any such statements or release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this report or to reflect new information, future or unexpected events or otherwise, except as required by applicable law or regulation. In addition, historical, current and forward-looking sustainability-related or ESG-related statements may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future.

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

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2023	2022	2023	2022
Commissions	$1,410.4	$1,282.4	$3,157.8	$2,847.7
Fees	790.5	590.9	1,496.2	1,241.8
Supplemental revenues	71.2	65.7	152.8	140.0
Contingent revenues	54.2	43.1	126.0	114.7
Investment income	75.6	23.2	141.6	41.4
Net gains on divestitures	5.1	2.8	5.4	4.2
Revenues from clean coal activities	—	0.3	—	23.0
Other net revenues	(0.1)	—	—	0.1
Revenues before reimbursements	2,406.9	2,008.4	5,079.8	4,412.9
Reimbursements	35.0	34.6	68.2	65.4
Total revenues	2,441.9	2,043.0	5,148.0	4,478.3
Compensation	1,413.0	1,161.1	2,828.5	2,443.1
Operating	433.6	323.9	816.1	641.2
Reimbursements	35.0	34.6	68.2	65.4
Cost of revenues from clean coal activities	—	—	—	22.9
Interest	77.8	64.6	145.7	128.5
Depreciation	40.8	40.0	78.5	75.2
Amortization	134.9	100.3	256.6	224.9
Change in estimated acquisition earnout payables	9.4	(33.8)	51.2	(12.9)
Total expenses	2,144.5	1,690.7	4,244.8	3,588.3
Earnings before income taxes	297.4	352.3	903.2	890.0
Provision for income taxes	61.6	67.2	180.8	165.8
Net earnings	235.8	285.1	722.4	724.2
Net earnings attributable to noncontrolling interests	1.3	0.9	1.4	1.3
Net earnings attributable to controlling interests	$234.5	$284.2	$721.0	$722.9
Basic net earnings per share	$1.09	$1.35	$3.37	$3.45
Diluted net earnings per share	1.07	1.33	3.31	3.38
Dividends declared per common share	0.55	0.51	1.10	1.02

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings	$235.8	$285.1	$722.4	$724.2
Change in pension liability, net of taxes	0.7	(0.3)	1.5	—
Foreign currency translation, net of taxes	193.5	(417.9)	226.8	(403.0)
Change in fair value of derivative investments, net of taxes	24.3	26.6	29.2	71.8
Comprehensive earnings (loss)	454.3	(106.5)	979.9	393.0
Comprehensive earnings attributable to noncontrolling interests	1.6	0.8	1.6	1.3
Comprehensive earnings attributable to controlling interests (loss)	$452.7	$(107.3)	$978.3	$391.7

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(Unaudited - in millions)

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$952.3	$738.4
Fiduciary assets	31,759.1	18,236.7
Accounts receivable, net	3,716.3	2,911.1
Other current assets	418.0	399.0
Total current assets	36,845.7	22,285.2
Fixed assets - net	640.5	576.2
Deferred income taxes (includes tax credit carryforwards of $698.9 in 2023 and $772.7 in 2022)	1,158.6	1,299.0
Other noncurrent assets	1,109.3	989.8
Right-of-use assets	377.0	346.7
Goodwill	10,513.7	9,489.4
Amortizable intangible assets - net	3,720.4	3,372.1
Total assets	$54,365.2	$38,358.4
Fiduciary liabilities	$31,759.1	$18,236.7
Accrued compensation and other current liabilities	2,061.7	2,003.3
Deferred revenue - current	656.8	546.7
Premium financing debt	191.2	241.9
Corporate related borrowings - current	920.0	310.0
Total current liabilities	35,588.8	21,338.6
Corporate related borrowings - noncurrent	6,022.9	5,562.8
Deferred revenue - noncurrent	61.7	62.6
Lease liabilities - noncurrent	332.0	300.4
Other noncurrent liabilities	1,919.8	1,903.8
Total liabilities	43,925.2	29,168.2
Stockholders' equity:
Common stock - issued and outstanding 215.5 shares in 2023 and 211.9 shares in 2022	215.5	211.9
Capital in excess of par value	7,018.0	6,509.9
Retained earnings	4,045.1	3,562.2
Accumulated other comprehensive loss	(882.9)	(1,140.4)
Stockholders' equity attributable to controlling interests	10,395.7	9,143.6
Stockholders' equity attributable to noncontrolling interests	44.3	46.6
Total stockholders' equity	10,440.0	9,190.2
Total liabilities and stockholders' equity	$54,365.2	$38,358.4

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Six-month period ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net earnings	$722.4	$724.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(4.1)	(2.9)
Depreciation and amortization	335.1	300.1
Change in estimated acquisition earnout payables	51.2	(12.9)
Amortization of deferred compensation and restricted stock	48.5	40.8
Stock-based and other noncash compensation expense	11.9	9.5
Payments on acquisition earnouts in excess of original estimates	(57.5)	(65.2)
Provision for deferred income taxes	(0.9)	(10.0)
Effect of changes in foreign exchange rates	11.0	(16.5)
Net change in accounts receivable, net	(732.3)	(559.2)
Net change in deferred revenue	78.8	53.2
Net change in other current assets	(29.9)	3.1
Net change in accrued compensation and other accrued liabilities	15.0	(221.6)
Net change in income taxes payable	14.9	(21.9)
Net change in other noncurrent assets and liabilities	(23.2)	(80.3)
Net cash provided by operating activities	440.9	140.4
Cash flows from investing activities:
Capital expenditures	(88.8)	(91.1)
Cash paid for acquisitions, net of cash and restricted cash acquired	(1,049.5)	(321.3)
Net proceeds from sales of operations/books of business	4.8	3.7
Net funding of investment transactions	4.5	(0.4)
Net funding of premium finance loans	63.9	39.2
Net cash used by investing activities	(1,065.1)	(369.9)
Cash flows from financing activities:
Payments on acquisition earnouts	(72.5)	(77.9)
Proceeds from issuance of common stock	66.0	69.1
Payments to noncontrolling interests	(1.2)	(1.2)
Dividends paid	(235.9)	(214.0)
Net change in fiduciary assets and liabilities	1,727.0	627.9
Net borrowings on premium financing debt facility	(53.2)	(44.7)
Borrowings on line of credit facility	2,125.0	1,580.0
Repayments on line of credit facility	(1,690.0)	(1,165.0)
Net borrowings of corporate related long-term debt	643.7	(200.6)
Debt acquisition costs	(8.6)	1.1
Settlements on terminated interest rate swaps	60.0	52.7
Net cash provided by financing activities	2,560.3	627.4
Effect of changes in foreign exchange rates on cash and cash equivalents and restricted cash	41.9	(74.5)
Net increase in cash, cash equivalents, restricted cash and fiduciary cash	1,978.0	323.4
Cash, cash equivalents, restricted cash and fiduciary cash at beginning of period	4,964.2	4,466.3
Cash, cash equivalents, restricted cash and fiduciary cash at end of period	$6,942.2	$4,789.7

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2022	211.9	$211.9	$6,509.9	$3,562.2	$(1,140.4)	$46.6	$9,190.2
Net earnings	—	—	—	486.5	—	0.1	486.6
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(5.4)	(5.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.7)	(0.7)
Net change in pension asset/ liability, net of taxes of $0.2 million	—	—	—	—	0.8	—	0.8
Foreign currency translation	—	—	—	—	33.3	(0.1)	33.2
Change in fair value of derivative instruments, net of taxes of $1.3 million	—	—	—	—	4.9	—	4.9
Compensation expense related to stock option plan grants	—	—	7.7	—	—	—	7.7
Common stock issued in:
Four purchase transactions	1.0	1.0	185.5	—	—	—	186.5
Stock option plans	0.5	0.5	20.7	—	—	—	21.2
Employee stock purchase plan	0.1	0.1	9.0	—	—	—	9.1
Shares issued to benefit plans	0.4	0.4	84.2	—	—	—	84.6
Deferred compensation and restricted stock	0.3	0.3	(42.2)	—	—	—	(41.9)
Cash dividends declared on common stock	—	—	—	(118.5)	—	—	(118.5)
Balance at March 31, 2023	214.2	$214.2	$6,774.8	$3,930.2	$(1,101.4)	$40.5	$9,858.3
Net earnings	—	—	—	234.5	—	1.3	235.8
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	2.7	2.7
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.5)	(0.5)
Net change in pension asset/ liability, net of taxes of $0.2 million	—	—	—	—	0.7	—	0.7
Foreign currency translation	—	—	—	—	193.5	0.3	193.8
Change in fair value of derivative instruments, net of taxes of $8.4 million	—	—	—	—	24.3	—	24.3
Compensation expense related to stock option plan grants	—	—	7.8	—	—	—	7.8
Common stock issued in:
Three purchase transactions	0.8	0.8	177.8	—	—	—	178.6
Stock option plans	0.4	0.4	22.4	—	—	—	22.8
Employee stock purchase plan	0.1	0.1	12.9	—	—	—	13.0
Deferred compensation and restricted stock	—	—	22.3	—	—	—	22.3
Cash dividends declared on common stock	—	—	—	(119.6)	—	—	(119.6)
Balance at June 30, 2023	215.5	$215.5	$7,018.0	$4,045.1	$(882.9)	$44.3	$10,440.0

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

Notes to June 30, 2023 Consolidated Financial Statements (Unaudited)

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

We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2022, and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022. In the preparation of our unaudited consolidated financial statements as of June 30, 2023, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition and/or disclosure therein.

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

Change in Presentation of Fiduciary Assets and Liabilities

In first quarter 2023, we revised the presentation of certain amounts in our consolidated balance sheet and statement of cash flows primarily to separately identify and present fiduciary assets and liabilities. Specifically, we have reclassified prior period balances of fiduciary assets historically included in restricted cash and premiums and fees receivable into a new line on the balance sheet, fiduciary assets. Additionally, we have made certain immaterial revisions to fiduciary related balances including premiums receivable and premiums payable to underwriting enterprises related to the former Willis Re operations from gross to a net presentation to align to our accounting policy and presentation. We also added a new accounts receivable, net line in the balance sheet that includes accrued agency billed commissions, fees, supplemental commissions, direct bill commissions and contingent commission receivables due to Gallagher. Fiduciary assets represent cash held and insurance and reinsurance receivables that relate to our clients and are held on their behalf. Fiduciary liabilities represent the corresponding amounts that are owed to underwriting enterprises on behalf of our clients. We made the applicable revisions and reclassifications to the prior-period amounts to conform to the current period presentation. These changes had no impact on the consolidated statement of earnings, comprehensive earnings or stockholders’ equity for all periods presented. Additionally, these revisions did not impact our previously reported net increase in total cash (i.e., net cash, cash equivalents and restricted cash in the aggregate on our statement of cash flows).

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

The effect of the changes to the presentation of our consolidated balance sheet as of December 31, 2022 is summarized below:

	December 31,
(In millions)	Reported 2022	Change	Revised 2022
Cash and cash equivalents	$342.3	$396.1	$738.4
Restricted cash	4,621.9	(4,621.9)	—
Premiums and fees receivable	16,408.9	(16,408.9)	—
Fiduciary assets	—	18,236.7	18,236.7
Accounts receivable, net	—	2,911.1	2,911.1
Other current assets	1,461.5	(1,062.5)	399.0
Total current assets	22,834.6	(549.4)	22,285.2
Total assets	38,907.8	(549.4)	38,358.4
Premium payable to underwriting enterprises	18,698.2	(18,698.2)	—
Fiduciary liabilities	—	18,236.7	18,236.7
Accrued compensation and other accrued liabilities	2,091.2	(87.9)	2,003.3
Total current liabilities	21,888.0	(549.4)	21,338.6
Total liabilities	29,717.6	(549.4)	29,168.2
Total liabilities and stockholders' equity	38,907.8	(549.4)	38,358.4

The effect of the changes to the presentation of our statement of cash flows for the six-month period ended June 30, 2022 is summarized below:

	Six-month period ended June 30,
(In millions)	Reported 2022	Change	Revised 2022
Cash flows from operating activities:
Net change in accounts receivable, net	$—	$(559.2)	$(559.2)
Net change in premium and fees receivable	(6,892.7)	6,892.7	—
Net change in premiums payable to underwriting enterprises	6,820.2	(6,820.2)	—
Net change in other current assets	118.0	(114.9)	3.1
Net change in accrued compensation and other accrued liabilities	(195.3)	(26.3)	(221.6)
Net cash provided by operating activities	768.3	(627.9)	140.4
Cash flows from financing activities:
Net change in fiduciary assets and liabilities	—	627.9	627.9
Net cash provided by (used) by financing activities	(0.5)	627.9	627.4

2. Effect of New Accounting Pronouncements

All new accounting pronouncements are either not applicable or deemed not material to our consolidated financial statements.

3. Business Combinations

During the six-month period ended June 30, 2023, we acquired substantially all of the ownership interest or net assets, as applicable, of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

							Total	Maximum
	Common	Common				Recorded	Recorded	Potential
Name and Effective	Shares	Share		Accrued	Escrow	Earnout	Purchase	Earnout
Date of Acquisition	Issued	Value	Cash Paid	Liability	Deposited	Payable	Price	Payable
	(000s)
First Ireland Risk Management Ltd. January 1, 2023 (FIR)	—	$—	$86.4	$—	$5.3	$5.9	$97.6	$6.6
BCHR Holdings, L.P. dba Buck April 1, 2023 (BCHR)	—	—	600.8	24.7	19.5	—	645.0	—
Boley-Featherston-Huffman & Deal Co. April 1, 2023 (BFH)	243	45.2	8.8	—	6.0	7.9	67.9	15.0
Tay River Holdings Limited April 1, 2023 (TRH)	—	—	40.3	4.3	2.4	32.4	79.4	88.7
Insurance by Ken Brown May 1, 2023 (IKB)	273	53.9	1.8	—	2.9	13.6	72.2	17.5
RHP General Agency May 1, 2023 (RHP)	335	65.7	1.3	—	5.0	3.3	75.3	11.0
Nineteen other acquisitions completed in 2023	14	—	311.8	5.7	12.3	61.7	391.5	96.2
	865	$164.8	$1,051.2	$34.7	$53.4	$124.8	$1,428.9	$235.0

On April 3, 2023, we acquired the partnership interests of BCHR holdings, L.P. and its subsidiaries dba Buck (which we refer to as Buck). We funded the transaction using free cash flow and funds received from an unsecured senior notes offering. Buck was a leading provider of retirement, human resources and employee benefits consulting and administration services operating for more than 100 years with a diverse client base by both size and industry. Immediately prior to closing, Buck had over 2,300 employees, including more than 220 credentialed actuaries, primarily serving customers throughout the U.S., Canada and the U.K.

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

During the three-month periods ended June 30, 2023 and 2022, we recognized $19.8 million and $14.0 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the six-month periods ended June 30, 2023 and 2022, we recognized $39.6 million and $23.4 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended June 30, 2023 and 2022, we recognized $10.4 million and $47.8 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 34 and 30 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2023 and 2022, we recognized $11.6 million of expense and $36.3 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 45 and 50 acquisitions, respectively. The net adjustments in the three-month and six-month periods ended June 30, 2023, include changes made to the estimated fair value of the Willis Re acquisition earnout and reflect updated assumptions as of June 30, 2023. The aggregate amount of maximum earnout obligations related to acquisitions was $1,899.1 million as of June 30, 2023, of which $990.8 million was recorded in the consolidated balance sheet as of June 30, 2023, based on the estimated fair value of the expected future payments to be made, of which approximately $571.4 million can be settled in cash or stock at our option and $419.4 million must be settled in cash.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the six-month period ended June 30, 2023 (in millions):

							Nineteen Other
	FIR	BCHR	BFH	TRH	IKB	RHP	Acquisitions	Total
Cash and cash equivalents	$13.0	$25.8	$0.6	$5.3	$2.0	$—	$6.7	$53.4
Fiduciary assets	13.8	—	3.7	—	0.5	3.0	15.5	36.5
Other current assets	1.5	60.9	1.4	8.3	2.6	1.5	5.7	81.9
Fixed assets	0.8	36.7	—	—	0.1	—	0.2	37.8
Noncurrent assets	8.6	53.2	0.2	0.3	0.5	0.3	10.1	73.2
Goodwill	58.8	419.3	38.5	50.0	46.4	49.6	196.1	858.7
Expiration lists	27.5	203.3	37.4	22.0	30.4	34.0	195.3	549.9
Non-compete agreements	4.3	—	0.4	2.2	0.2	0.2	4.1	11.4
Trade names	—	2.6	—	—	—	—	1.3	3.9
Total assets acquired	128.3	801.8	82.2	88.1	82.7	88.6	435.0	1,706.7
Fiduciary liabilities	13.8	—	3.7	—	0.5	3.0	15.5	36.5
Current liabilities	3.9	53.0	0.6	2.6	1.7	1.2	5.4	68.4
Noncurrent liabilities	13.0	103.8	10.0	6.1	8.3	9.1	22.6	172.9
Total liabilities assumed	30.7	156.8	14.3	8.7	10.5	13.3	43.5	277.8
Total net assets acquired	$97.6	$645.0	$67.9	$79.4	$72.2	$75.3	$391.5	$1,428.9

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $858.7 million, $549.9 million, $11.4 million and $3.9 million, respectively, within the brokerage segment.

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

The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3.0% to 5.0% and 5.0% to 25.5%, respectively, for our 2022 acquisitions for which valuations were performed in 2023. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. The discount rates ranged from 9.0% to 11.0% for our 2022 acquisitions for which valuations were performed in 2023. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews during the six-month periods ended June 30, 2023 and 2022, we wrote off $3.2 million and $0.4 million, respectively, of amortizable assets related to the brokerage and risk management segments.

Of the $549.9 million of expiration lists, $11.4 million of non-compete agreements and $3.9 million of trade names related to our acquisitions made during the six-month period ended June 30, 2023, $413.7 million, $10.6 million and $2.6 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $105.4 million, and a corresponding amount of goodwill, in the six-month period ended June 30, 2023, related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the six-month period ended June 30, 2023 include the operations of the entities acquired in the six-month period ended June 30, 2023 from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2022 (in millions, except per share data):

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2023	2022	2023	2022
Total revenues	$2,447.6	$2,146.3	$5,250.6	$4,686.8
Net earnings attributable to controlling interests	234.8	283.4	724.3	726.1
Basic net earnings per share	1.09	1.34	3.38	3.45
Diluted net earnings per share	1.07	1.32	3.31	3.38

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2022, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the six-month period ended June 30, 2023 totaled approximately $418.1 million. For the six-month period ended June 30, 2023, total revenues and net loss recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the six-month period ended June 30, 2023 in the aggregate, were $110.3 million and $(11.3) million, respectively.

4. Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	June 30, 2023	December 31, 2022
Unbilled receivables	$1,293.7	$910.9
Deferred contract costs	107.6	144.5
Deferred revenue	718.5	609.3

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

		Risk
	Brokerage	Management	Total
Deferred revenue at December 31, 2022	$434.0	$175.3	$609.3
Incremental deferred revenue	393.6	52.6	446.2
Revenue recognized during the six-month period ended June 30, 2023 included in deferred revenue at December 31, 2022	(325.6)	(51.3)	(376.9)
Net change in collected billings/deposits received from customers	7.0	(4.0)	3.0
Impact of change in foreign exchange rates	16.9	—	16.9
Deferred revenue recognized from business acquisitions	20.0	—	20.0
Deferred revenue at June 30, 2023	$545.9	$172.6	$718.5

Revenue recognized during the six-month period ended June 30, 2023 in the table above included revenue from 2022 acquisitions that would not be reflected in prior periods.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of June 30, 2023, the aggregate amount of the contract price allocated to remaining performance obligations was $718.5 million. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2023 (remaining six months)	$425.6	$86.4	$512.0
2024	105.4	40.3	145.7
2025	12.4	19.9	32.3
2026	1.2	10.8	12.0
2027	0.7	6.4	7.1
Thereafter	0.6	8.8	9.4
Total	$545.9	$172.6	$718.5

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $107.6 million and $144.5 million as of June 30, 2023 and December 31, 2022, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $306.7 million and $274.5 million for the six-month periods ended June 30, 2023 and 2022, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5. Intangible Assets

The carrying amount of goodwill at June 30, 2023 and December 31, 2022 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At June 30, 2023
United States	$5,705.7	$74.8	$—	$5,780.5
United Kingdom	2,387.9	18.5	—	2,406.4
Canada	592.8	—	—	592.8
Australia	499.2	10.3	—	509.5
New Zealand	199.5	9.4	—	208.9
Other foreign	996.3	—	19.3	1,015.6
Total goodwill	$10,381.4	$113.0	$19.3	$10,513.7
At December 31, 2022
United States	$5,065.7	$74.8	$—	$5,140.5
United Kingdom	2,180.2	17.7	—	2,197.9
Canada	569.7	—	—	569.7
Australia	467.6	10.2	—	477.8
New Zealand	203.8	9.5	—	213.3
Other foreign	871.1	—	19.1	890.2
Total goodwill	$9,358.1	$112.2	$19.1	$9,489.4

The changes in the carrying amount of goodwill for the six-month period ended June 30, 2023 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2022	$9,358.1	$112.2	$19.1	$9,489.4
Goodwill acquired during the period	858.7	—	—	858.7
Goodwill true-ups due to appraisals and other acquisition adjustments (see Note 3)	10.1	(0.1)	—	10.0
Foreign currency translation adjustments during the period	154.5	0.9	0.2	155.6
Balance as of June 30, 2023	$10,381.4	$113.0	$19.3	$10,513.7

Major classes of amortizable intangible assets at June 30, 2023 and December 31, 2022 consist of the following (in millions):

	June 30,	December 31,
	2023	2022
Expiration lists	$7,097.8	$6,472.3
Accumulated amortization - expiration lists	(3,458.7)	(3,178.5)
	3,639.1	3,293.8
Non-compete agreements	100.2	91.3
Accumulated amortization - non-compete agreements	(72.1)	(67.5)
	28.1	23.8
Trade names	113.1	108.5
Accumulated amortization - trade names	(59.9)	(54.0)
	53.2	54.5
Net amortizable assets	$3,720.4	$3,372.1

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows (in millions):

2023 (remaining six months)	$265.2
2024	499.8
2025	457.2
2026	415.9
2027	385.1
Thereafter	1,697.2
Total	$3,720.4

6. Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):	June 30,	December 31,
	2023	2022
Senior Notes:
Semi-annual payments of interest, fixed rate of 2.40%, balloon due November 9, 2031	$400.0	$400.0
Semi-annual payments of interest, fixed rate of 5.50%, balloon due March 2, 2033	350.0	—
Semi-annual payments of interest, fixed rate of 3.50%, balloon due May 20, 2051	850.0	850.0
Semi-annual payments of interest, fixed rate of 3.05%, balloon due March 9, 2052	350.0	350.0
Semi-annual payments of interest, fixed rate of 5.75%, balloon due March 2, 2053	600.0	—
Total Senior Notes	2,550.0	1,600.0
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 5.49%, balloon due February 10, 2023	—	50.0
Semi-annual payments of interest, fixed rate of 4.13%, balloon due June 24, 2023	—	200.0
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	325.0	325.0
Quarterly payments of interest, floating rate of 90 day LIBOR plus 1.40%, balloon due June 13, 2024	—	50.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	30.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	341.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	69.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	79.0
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100.0	100.0
Semi-annual payments of interest, fixed rate of 2.46%, balloon due May 5, 2036	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	56.0
Total Note Purchase Agreements	3,948.0	4,248.0
Credit Agreement:
Periodic payments of interest and principal, prime or SOFR plus up to 1.075%, expires June 22, 2028	495.0	60.0
Premium Financing Debt Facility - expires September 15, 2024:
Facility B
AUD denominated tranche, interbank rates plus 1.500%	172.9	217.6
NZD denominated tranche, interbank rates plus 1.850%	—	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.830%	9.2	15.2
NZD denominated tranche, interbank rates plus 0.990%	9.1	9.1
Total Premium Financing Debt Facility	191.2	241.9
Total corporate and other debt	7,184.2	6,149.9
Less unamortized debt acquisition costs on Senior Notes and Note Purchase Agreements	(29.2)	(20.6)
Less unamortized discount on Bonds Payable	(20.9)	(14.6)
Net corporate and other debt	$7,134.1	$6,114.7

On June 22, 2023, we entered into a new Credit Agreement (the “Credit Agreement”) with an administrative agent and a group of other lenders. The Credit Agreement provides for a five-year unsecured revolving credit facility in the amount of $1,200,000,000 (including a $75,000,000 letter of credit sub-facility), which is also available in Pounds Sterling, Canadian Dollars, Australian Dollars, New Zealand Dollars, Euros, Japanese Yen and any other currencies agreed by the lenders. We may also, upon the agreement of either one or more of the then-existing lenders or of additional banks not currently party to the Credit Agreement, increase the commitments under the Credit Agreement up to $1,700,000,000. The Credit Agreement permits us to designate wholly-owned subsidiaries located in certain jurisdictions as additional borrowers, the obligations of which under the Credit Agreement will be guaranteed by the Company, subject to the terms and conditions set forth in the Credit Agreement. Any subsidiary that guarantees any notes under the Company’s existing note purchase agreements is required to guarantee the obligations under the Credit Agreement. There are currently no subsidiary borrowers or guarantors under the Credit Agreement.

Loans borrowed under the Credit Agreement bear interest at a variable annual rate based on a customary benchmark rate for each available currency Secured Overnight Financing Rate (which we refer to as SOFR) (for loans in U.S. Dollars), or at our election solely for loans in U.S. Dollars, the base rate, plus in each case an applicable margin. The applicable margin is determined by reference to the rating of our long-term senior unsecured debt. Subject to certain conditions stated in the Credit Agreement, we may borrow, prepay and reborrow amounts under the Credit Agreement at any time during the term of the Credit Agreement. Funds borrowed under the Credit Agreement may be used for general corporate and working capital purposes of the Company and its subsidiaries.

The Credit Agreement also contains customary representations and warranties and affirmative and negative covenants, including financial covenants, as well as customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

Concurrently, on June 22, 2023, we paid off and terminated all of our obligations under the Second Amended and Restated Multicurrency Credit Agreement, dated as of June 7, 2019.

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

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended		Six-month period ended
	June 30,		June 30,
	2023	2022	2023	2022
Net earnings attributable to controlling interests	$234.5	$284.2	$721.0	$722.9
Weighted average number of common shares outstanding	214.9	210.2	213.8	209.6
Dilutive effect of stock options using the treasury stock method	4.1	4.1	4.2	4.3
Weighted average number of common and common equivalent shares outstanding	219.0	214.3	218.0	213.9
Basic net earnings per share	$1.09	$1.35	$3.37	$3.45
Diluted net earnings per share	$1.07	$1.33	$3.31	$3.38

Anti-dilutive stock-based awards of 1.1 million and 2.3 million shares were outstanding at the three-month periods ended June 30, 2023 and 2022, respectively, that were excluded in the computation of the dilutive effect of stock-based awards for the three-month periods then ended. Anti-dilutive stock-based awards of 0.7 million and 1.7 million shares were outstanding at the six-month periods ended June 30, 2023 and 2022, respectively, that were excluded in the computation of the dilutive effect of stock-based awards for the six-month periods then ended. These stock‑based awards were excluded from the computation because the exercise prices on these stock‑based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) was 2.8 million at June 30, 2023.

The LTIP provides for the grant of stock options, which may be either tax-qualified incentive stock options or non-qualified stock options and stock appreciation rights. The compensation committee determines the period for the exercise of a non-qualified stock option, tax-qualified incentive stock option or stock appreciation right, provided that no option can be exercised later than seven years after its date of grant. The exercise price of a non-qualified stock option or tax-qualified incentive stock option and the base price of a stock appreciation right cannot be less than 100% of the fair market value of a share of our common stock on the date of grant, provided that the base price of a stock appreciation right granted in tandem with an option will be the exercise price of the related option.

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

During the three-month periods ended June 30, 2023 and 2022, we recognized $7.8 million and $7.2 million, respectively, of compensation expense related to our stock option grants. During the six-month periods ended June 30, 2023 and 2022, we recognized $15.5 million and $12.9 million, respectively, of compensation expense related to our stock option grants.

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

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2023 and 2022, as determined on the grant date using the Black-Scholes option pricing model, was $46.48 and $33.25, respectively.

The following is a summary of our stock option activity and related information for 2023 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2023
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	8.3	$107.47
Granted	1.1	177.78
Exercised	(0.9)	60.17
Forfeited or canceled	(0.1)	127.99
Ending balance	8.4	$122.14	4.38	$817.6
Exercisable at end of period	2.1	$72.16	2.06	$310.2
Ending unvested and expected to vest	5.6	$137.06	5.10	$462.8

Options with respect to 12.0 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at June 30, 2023.

The total intrinsic value of options exercised during the six-month periods ended June 30, 2023 and 2022 was $123.8 million and $97.2 million, respectively. As of June 30, 2023, we had approximately $130.4 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at June 30, 2023 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$55.94	—	$56.86	0.5	0.71	$56.84	0.5	$56.84
70.74	—	70.74	0.7	1.71	70.74	0.7	70.74
79.59	—	79.59	0.9	2.71	79.59	0.5	79.59
86.17	—	86.17	1.3	3.70	86.17	0.4	86.17
127.90	—	127.90	1.5	4.72	127.90	—	127.90
156.85	—	156.85	1.2	5.60	156.85	—	—
158.56	—	161.14	1.1	5.72	158.65	—	—
177.09	—	202.13	1.2	6.72	177.78	—	—
$55.94	—	$202.13	8.4	4.38	$122.14	2.1	$72.16

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

In the first quarters of 2023 and 2022, the compensation committee approved $25.1 million and $26.3 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2023 and 2022, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2023 and 2022 awards. During the three-month periods ended June 30, 2023 and 2022, we charged $5.9 million and $5.0 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2023 and 2022, we charged $9.9 million and $8.5 million, respectively, to compensation expense related to these awards.

In the first quarters of 2023 and 2022, the compensation committee approved $3.0 million and $1.9 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in the first quarters of 2023 and 2022, respectively. During the three-month periods ended June 30, 2023 and 2022, we charged $0.8 million and $0.6 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2023 and 2022, we charged $1.4 million and $1.1 million, respectively, to compensation expense related to these awards. There were $6.4 million of distributions from the sub-plans during the six-month period ended June 30, 2023. There were no distributions from the sub-plans during the six-month period ended June 30, 2022.

At June 30, 2023 and December 31, 2022, we recorded $97.8 million (related to 2.6 million shares) and $77.7 million (related to 2.5 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity-based awards under the plan at June 30, 2023 and December 31, 2022 was $566.9 million and $478.7 million, respectively. During the six-month period ended June 30, 2023, cash and equity awards with an aggregate fair value of $9.4 million were vested and distributed to executives under the DEPP. During the six-month period ended June 30, 2022, cash and equity awards with an aggregate fair value of $2.3 million were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarters of 2023 and 2022, the compensation committee approved $9.8 million and $8.3 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the first quarters of 2023 and 2022, respectively. During the three-month periods ended June 30, 2023 and 2022, we charged $4.2 million and $3.3 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2023 and 2022, we charged $8.0 million and $6.0 million, respectively, to compensation expense related to these awards. There were $19.5 million and $16.9 million of distributions from the DCPP during the six-month periods ended June 30, 2023 and 2022, respectively.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At June 30, 2023, 2.8 million shares were available for grant under the LTIP for such awards.

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

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During the three-month periods ended June 30, 2023 and 2022, we recognized $11.0 million and $10.1 million, respectively, to compensation expense related to restricted stock unit awards granted in 2016 through 2022. During the six-month periods ended June 30, 2023 and 2022, we recognized $20.7 million and $17.7 million, respectively, to compensation expense related to restricted stock unit awards granted in 2016 through 2022. The total intrinsic value of unvested restricted stock units at June 30, 2023 and 2022 was $460.5 million and $353.1 million, respectively. During each of the six-month periods ended June 30, 2023 and 2022, equity awards (including accrued dividends) with an aggregate value of $62.0 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 15, 2023 and March 15, 2022, pursuant to the LTIP and 2017 LTIP, respectively, the compensation committee approved 58,000 and 54,000, respectively, of provisional performance share awards, with an aggregate fair value of $10.3 million and $8.6 million, respectively, for future grants to our officers. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2023 Proxy Statement). Earned shares for the 2023 and 2022 provisional awards will fully vest based on continuous employment through March 15, 2026 and March 15, 2025, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable thereafter. The 2023 and 2022 awards are subject to a three-year performance period that began on January 1, 2023 and 2022, respectively, and vest on the three-year anniversary of the date of grant (March 15, 2026 and March 15, 2025). For certain of our executive officers age 55 or older, awards are no longer subject to forfeiture upon such officers’ departure from the company after two years from the date of grant. During the three-month periods ended June 30, 2023 and 2022, we recognized $3.8 million and $3.7 million, respectively, to compensation expense related to performance share awards granted in 2019 through 2023. During the six-month periods ended June 30, 2023 and 2022, we recognized $8.5 million and $7.5 million, respectively, to compensation expense related to performance share awards granted in 2019 through 2023. The total intrinsic value of unvested performance share awards at June 30, 2023 and 2022 was $64.3 million and $54.2 million, respectively. During the six-month periods ended June 30, 2023 and 2022, equity awards (including accrued dividends) with an aggregate fair value of $28.9 million and $21.8 million, respectively, were vested and distributed to employees under this plan.

Cash Awards

Pursuant to our Performance Unit Program (which we refer to as the Program), there were no units granted in the six-month period ended June 30, 2023. The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units will fully vest based on continuous employment through the three-year vesting period. The ultimate award value will be equal to the trailing twelve-month price of our common stock, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.

On March 15, 2022, pursuant to the Program, the compensation committee approved provisional cash awards of $19.9 million in the aggregate for future grants to our officers and key employees that are denominated in units (125,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2022 provisional awards were similar to the terms of the 2023 provisional awards. During the three and six-month periods ended June 30, 2023, we recognized $3.1 million and $5.7 million, respectively, to compensation expense related to these awards.

On March 16, 2021, pursuant to the Program, the compensation committee approved provisional cash awards of $18.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (147,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2021 provisional awards were similar to the terms of the 2022 provisional awards. Based on our performance for 2021, we granted 143,000 units under the Program in the first quarter of 2022 that will fully vest on January 1, 2024. During the three and six-month periods ended June 30, 2023, we recognized $3.2 million and $6.5 million, respectively, to compensation expense related to these awards.

On March 12, 2020, pursuant to the Program, the compensation committee approved provisional cash awards of $18.4 million in the aggregate for future grants to our officers and key employees that are denominated in units (213,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Terms of the 2020 provisional awards were similar to the terms of the 2022 provisional awards. Based on our performance for 2020, we granted 208,000 units under the Program in the first quarter of 2021 that will fully vest on January 1, 2023. During the three and six-month periods ended June 30, 2023, we recognized $0.1 million to compensation expense related to these awards. During the three and six-month periods ended June 30, 2022, we recognized $2.9 million and $6.0 million, respectively, to compensation expense related to these awards.

During the six-month period ended June 30, 2023, cash awards related to the 2020 provisional award with an aggregate fair value of $24.7 million (191,000 units in the aggregate) were vested and distributed to employees under the program. During the six-month period ended June 30, 2022, cash awards related to the 2019 provisional award with an aggregate fair value of $21.1 million (177,000 units in the aggregate) were vested and distributed to employees under the Program.

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

We have not received or pledged any collateral related to derivative arrangements at June 30, 2023.

The notional and fair values of derivatives designated as hedging instruments are as follows at June 30, 2023 and December 31, 2022 (in millions):

		Derivative Assets		Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At June 30, 2023
Interest rate contracts	$900.0	Other current assets	$57.7	Accrued compensation and other current liabilities	$—
		Other noncurrent assets	3.5	Other noncurrent liabilities	—
Foreign exchange contracts (1)	90.7	Other current assets	2.3	Accrued compensation and other current liabilities	6.9
		Other noncurrent assets	13.1	Other noncurrent liabilities	8.8
Total	$990.7		$76.6		$15.7
At December 31, 2022
Interest rate contracts	$950.0	Other current assets	$56.5	Accrued compensation and other current liabilities	$—
		Other noncurrent assets	56.6	Other noncurrent liabilities	—
Foreign exchange contracts (1)	113.0	Other current assets	0.8	Accrued compensation and other current liabilities	18.5
		Other noncurrent assets	14.5	Other noncurrent liabilities	27.0
Total	$1,063.0		$128.4		$45.5

(1)
Included within foreign exchange contracts at June 30, 2023 were $729.6 million of call options, offset with $729.6 million of put options, and $8.6 million of buy forwards, offset with $99.3 million of sell forwards. Included within foreign exchange contracts at December 31, 2022 were $948.8 million of call options, offset with $948.8 million of put options, and $12.4 million of buy forwards, offset with $125.4 million of sell forwards.

The effect of cash flow hedge accounting on accumulated other comprehensive loss for the six-month periods ended June 30, 2023 and 2022 were as follows (in millions):

			Amount of
		Amount of	Gain
		Gain (Loss)	Recognized
	Amount of	Reclassified	in Earnings
	Gain (Loss)	from	Related to
	Recognized in	Accumulated	Amount
	Accumulated	Other	Excluded
	Other	Comprehensive	from
	Comprehensive	Loss into	Effectiveness	Statement of Earnings
Instrument	Loss (1)	Earnings	Testing	Classification
Three-month period ended June 30, 2023
Interest rate contracts	$18.9	$(0.3)	$—	Interest expense
Foreign exchange contracts	12.8	0.2	—	Commission revenue
		(0.5)	0.4	Compensation expense
		(0.4)	0.3	Operating expense
Total	$31.7	$(1.0)	$0.7
Three-month period ended June 30, 2022
Interest rate contracts	$68.5	$(0.3)	$—	Interest expense
Foreign exchange contracts	(31.7)	0.1	—	Commission revenue
		—	0.5	Compensation expense
		(0.1)	0.4	Operating expense
Total	$36.8	$(0.3)	$0.9

Six-month period ended June 30, 2023
Interest rate contracts	$8.8	$(0.6)	$—	Interest expense
Foreign exchange contracts	28.7	0.8	—	Commission revenue
		(1.0)	1.0	Compensation expense
		(0.7)	0.7	Operating expense
Total	$37.5	$(1.5)	$1.7
Six-month period ended June 30, 2022
Interest rate contracts	$135.5	$(0.6)	$—	Interest expense
Foreign exchange contracts	(38.2)	(0.2)	—	Commission revenue
		(0.2)	0.8	Compensation expense
		(0.2)	0.6	Operating expense
Total	$97.3	$(1.2)	$1.4

(1)
For the three and six-month periods ended June 30, 2023, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a gain of $0.3 million and $0.8 million, respectively. For the three and six-month periods ended June 30, 2022, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a gain of $1.2 million and $0.5, respectively.

We estimate that approximately $5.1 million of pretax loss currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

12. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note Purchase Agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase obligations at June 30, 2023 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$2,550.0	$2,550.0
Note Purchase Agreements	—	425.0	200.0	640.0	478.0	2,205.0	3,948.0
Credit Agreement	495.0	—	—	—	—	—	495.0
Premium Financing Debt Facility	191.2	—	—	—	—	—	191.2
Interest on debt	137.0	265.2	251.4	232.6	214.1	2,393.8	3,494.1
Total debt obligations	823.2	690.2	451.4	872.6	692.1	7,148.8	10,678.3
Operating lease obligations	50.0	101.7	84.2	68.6	54.4	100.2	459.1
Less sublease arrangements	(0.8)	(1.2)	(0.7)	(0.6)	(0.5)	—	(3.8)
Outstanding purchase obligations	83.6	94.2	51.1	19.3	15.7	49.5	313.4
Total contractual obligations	$956.0	$884.9	$586.0	$959.9	$761.7	$7,298.5	$11,447.0

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

Outstanding Purchase Obligations - The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at June 30, 2023. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, and financial guarantees as of June 30, 2023 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2023	2024	2025	2026	2027	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$18.8	$18.8
Financial guarantees	0.8	2.2	0.2	0.1	0.1	—	3.4
Total commitments	$0.8	$2.2	$0.2	$0.1	$0.1	$18.8	$22.2

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

Since January 1, 2002, we have acquired 675 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2019 to 2023 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,899.1 million, of which $990.8 million was recorded in our consolidated balance sheet as of June 30, 2023 based on the estimated fair value of the expected future payments to be made, of which approximately $571.4 million can be settled in cash or stock at our option and $419.4 million must be settled in cash.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at June 30, 2023 or December 31, 2022, that was recourse to us.

At June 30, 2023, we had posted two letters of credit totaling $9.2 million, in the aggregate, related to our self‑insurance deductibles, for which we had a recorded liability of $14.4 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At June 30, 2023, we had posted nine letters of credit totaling $8.3 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.8 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition, and two letters of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. Currently we retain the first $15.0 million of each and every E&O claim. In addition, we retain, in aggregate, up to another $2.0 million between $15.0 million and $100.0 million, plus up to another $10.0 million between $100.0 million and $225.0 million, and up to another $20.0 million between $225.0 million and $400.0 million. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the June 30, 2023 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $3.4 million and below the upper end of the actuarial range by $10.5 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. We recorded tax benefits in connection with our ownership in these investments. At June 30, 2023, we had exposure on $108.0 million of previously earned tax credits. Under the TCJA, a portion of these previously earned tax credits were refunded in 2019 for tax year 2018, according to a specific formula. Under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was passed on March 27, 2020, we accelerated the refund of all remaining credits on April 17, 2020, and the remaining credits were refunded to us in the second quarter of 2020. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our June 30, 2023 consolidated balance sheet related to this exposure.

13. Supplemental Disclosures of Cash Flow Information

	Six-month period ended June 30,
Supplemental disclosures of cash flow information (in millions):	2023	2022
Interest paid	$127.3	$119.7
Income taxes paid, net	116.7	141.0

The following is a reconciliation of our end of period cash, cash equivalents, restricted cash and fiduciary cash balances as presented in the consolidated statement of cash flows for the six-month periods ended June 30, 2023 and 2022 (in millions):

	June 30,
	2023	2022
Cash and cash equivalents - non-restricted cash	$777.9	$552.9
Cash and cash equivalents - restricted cash	174.4	128.6
Total cash and cash equivalents	952.3	681.5
Fiduciary cash	5,989.9	4,108.2
Total cash, cash equivalents, restricted cash and fiduciary cash	$6,942.2	$4,789.7

Fiduciary cash is included in fiduciary assets in our consolidated balance sheet.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $42.3 million and $40.0 million related to the plan in the six-month periods ended June 30, 2023 and 2022, respectively. During 2022, our board of directors authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2022 plan year to be funded with our common stock, which was funded in February 2023. During 2021, our board of directors authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2021 plan year to be funded with our common stock, which was funded in February 2022.

14. Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following (in millions):

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Loss
Balance as of December 31, 2022	$(49.4)	$(1,125.2)	$34.2	$(1,140.4)
Net change in period	1.5	226.8	29.2	257.5
Balance as of June 30, 2023	$(47.9)	$(898.4)	$63.4	$(882.9)

The foreign currency translation during the six-month period ended June 30, 2023 primarily relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in the U.K., Australia, Canada, New Zealand, the Caribbean, India and other non-U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily in British pound, Australian dollar, Canadian dollar and New Zealand dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during the six-month period ended June 30, 2023 primarily relates to goodwill (see Note 5 for the impact on goodwill) and amortizable intangible assets held by operations with a non-USD functional currency.

During the six-month periods ended June 30, 2023 and 2022, $2.6 million and $1.2 million, of expense, respectively, related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During the six-month periods ended June 30, 2023 and 2022, $1.5 million and $1.2 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During the six-month periods ended June 30, 2023 and 2022, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.
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

Financial information relating to our segments for the three and six-month periods ended June 30, 2023 and 2022 as follows

(in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2023	2022	2023	2022
Brokerage
Total revenues	$2,088.4	$1,740.7	$4,463.6	$3,863.3
Earnings before income taxes	$390.5	$410.9	$1,081.4	$1,029.3
Identifiable assets at June 30, 2023 and 2022 *			$50,623.8	$36,574.3
Risk Management
Total revenues	$353.6	$302.0	$684.4	$591.9
Earnings before income taxes	$49.9	$38.8	$95.4	$71.1
Identifiable assets at June 30, 2023 and 2022 *			$1,212.8	$1,120.3
Corporate
Total revenues	$(0.1)	$0.3	$—	$23.1
Loss before income taxes	$(143.0)	$(97.4)	$(273.6)	$(210.4)
Identifiable assets at June 30, 2023 and 2022 *			$2,528.6	$2,156.2
Total
Total revenues	$2,441.9	$2,043.0	$5,148.0	$4,478.3
Earnings before income taxes	$297.4	$352.3	$903.2	$890.0
Identifiable assets at June 30, 2023 and 2022 *			$54,365.2	$39,850.8

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

Revenues by type and segment for the three-month period ended June 30, 2023 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,410.4	$—	$—	$1,410.4
Fees	478.5	312.0	—	790.5
Supplemental revenues	71.2	—	—	71.2
Contingent revenues	54.2	—	—	54.2
Investment income	69.1	6.5	—	75.6
Net gains on divestitures	5.0	0.1	—	5.1
Other net revenues	—	—	(0.1)	(0.1)
Revenues before reimbursements	2,088.4	318.6	(0.1)	2,406.9
Reimbursements	—	35.0	—	35.0
Total revenues	$2,088.4	$353.6	$(0.1)	$2,441.9

Revenues by type and segment for the six-month period ended June 30, 2023 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$3,157.8	$—	$—	$3,157.8
Fees	891.2	605.0	—	1,496.2
Supplemental revenues	152.8	—	—	152.8
Contingent revenues	126.0	—	—	126.0
Investment income	130.6	11.0	—	141.6
Net gains on divestitures	5.2	0.2	—	5.4
Revenues before reimbursements	4,463.6	616.2	—	5,079.8
Reimbursements	—	68.2	—	68.2
Total revenues	$4,463.6	$684.4	$—	$5,148.0

Revenues by geographical location and segment for the three-month period ended June 30, 2023 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,199.7	$298.7	$(0.1)	$1,498.3
United Kingdom	527.6	11.6	—	539.2
Australia	83.8	37.5	—	121.3
Canada	104.6	1.5	—	106.1
New Zealand	53.0	4.3	—	57.3
Other foreign	119.7	—	—	119.7
Total revenues	$2,088.4	$353.6	$(0.1)	$2,441.9

Revenues by geographical location and segment for the six-month period ended June 30, 2023 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$2,675.0	$578.8	$—	$3,253.8
United Kingdom	1,041.1	22.9	—	1,064.0
Australia	148.0	71.5	—	219.5
Canada	198.3	3.0	—	201.3
New Zealand	91.0	8.2	—	99.2
Other foreign	310.2	—	—	310.2
Total revenues	$4,463.6	$684.4	$—	$5,148.0

Revenues by type and segment for the three-month period ended June 30, 2022 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,282.4	$—	$—	$1,282.4
Fees	323.6	267.3	—	590.9
Supplemental revenues	65.7	—	—	65.7
Contingent revenues	43.1	—	—	43.1
Investment income	23.1	0.1	—	23.2
Net gains on divestitures	2.8	—	—	2.8
Revenues from clean coal activities	—	—	0.3	0.3
Revenues before reimbursements	1,740.7	267.4	0.3	2,008.4
Reimbursements	—	34.6	—	34.6
Total revenues	$1,740.7	$302.0	$0.3	$2,043.0

Revenues by type and segment for the six-month period ended June 30, 2022 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$2,847.7	$—	$—	$2,847.7
Fees	715.5	526.3	—	1,241.8
Supplemental revenues	140.0	—	—	140.0
Contingent revenues	114.7	—	—	114.7
Investment income	41.2	0.2	—	41.4
Net gains on divestitures	4.2	—	—	4.2
Revenues from clean coal activities	—	—	23.0	23.0
Other net revenues	—	—	0.1	0.1
Revenues before reimbursements	3,863.3	526.5	23.1	4,412.9
Reimbursements	—	65.4	—	65.4
Total revenues	$3,863.3	$591.9	$23.1	$4,478.3

Revenues by geographical location and segment for the three-month period ended June 30, 2022 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,015.0	$250.2	$0.3	$1,265.5
United Kingdom	426.2	12.5	—	438.7
Australia	76.6	34.3	—	110.9
Canada	93.8	1.4	—	95.2
New Zealand	47.2	3.6	—	50.8
Other foreign	81.9	—	—	81.9
Total revenues	$1,740.7	$302.0	$0.3	$2,043.0

Revenues by geographical location and segment for the six-month period ended June 30, 2022 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$2,351.7	$492.5	$23.1	$2,867.3
United Kingdom	866.4	23.5	—	889.9
Australia	135.6	66.0	—	201.6
Canada	181.3	2.8	—	184.1
New Zealand	81.6	7.1	—	88.7
Other foreign	246.7	—	—	246.7
Total revenues	$3,863.3	$591.9	$23.1	$4,478.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three and six-month periods ended June 30, 2023. Readers should review this information in conjunction with the June 30, 2023 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2022.

Prior Year Discussion of Results and Comparisons

For Information on fiscal second quarter 2022 results and similar comparisons, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-Q for the fiscal three and six-month periods ended June 30, 2022.

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
•
Acquisition integration costs, which include costs related to certain large acquisitions (including the acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations (which we refer to as the Willis Re acquisition) and of BCHR Holdings, L.P. and its subsidiaries, dba Buck (which we refer to as Buck)), outside the scope of our usual tuck-in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, compensation expense related to amortization of certain retention bonus arrangements, extra lease space, duplicate services and external costs incurred to assimilate the acquisition into our IT related systems.
•
Transaction-related costs, which are primarily associated with the acquisition of Willis Re (primarily related to deferred closings in certain jurisdictions in 2022) and the acquisition of Buck. These include costs related to regulatory filings, legal, accounting services, insurance and incentive compensation.
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
•
Legal and tax related, which represents the impact of (a) adjustments in second quarter 2023 related to additional U.K. income tax expense related to the non‐deductibility of acquisition-related adjustments made in the quarter and costs associated with legal and tax matters, (b) adjustments in second quarter 2022 related to a one-time U.S. state tax benefit that resulted from legal entity restructuring and a favorable U.K. tax impact related to earnout liability adjustments, and (c) adjustments in first quarter 2022 related to a one-time benefit related to the revaluation of certain deferred income tax assets associated with Gallagher increasing its U.S. state effective income tax rate.
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
•
EBITDAC, as adjusted and EBITDAC Margin, as adjusted - Adjusted EBITDAC is EBITDAC adjusted to exclude net gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, transaction related costs, legal and tax related costs and the period-over-period impact of foreign currency translation as applicable, and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance, and are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.
•
EPS, as adjusted and Net Earnings, as adjusted - Adjusted net earnings have been adjusted to exclude the after-tax impact of net gains on divestitures, acquisition integration costs, the impact of foreign currency translation, workforce related charges, lease termination related charges, acquisition related adjustments, transaction related costs, amortization of intangible assets, legal and tax related costs and effective income tax rate impact, as applicable. Adjusted EPS is Adjusted Net Earnings divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and for the overall business is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

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

These revenue items are excluded from organic revenues in order to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that are expected to continue in the current year and beyond, as well as eliminating the impact of the items that have a high degree of variability. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this non‑GAAP measure allows readers of our financial statements to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 48 and 54), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on pages 41 and 42), for organic revenue measures (on pages 49 and 54), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses and adjusted EBITDAC margin, (on pages 50 and 51 for the brokerage segment and (on page 55) for the risk management segment.

Other Information - Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. As a result, the provision for income taxes for the corporate segment for 2021 and prior periods reflects the entire benefit to us of the IRC Section 45 tax credits produced, because that is the segment which generated the credits. The law that provides for IRC Section 45 tax credits expired in December 2019 for our fourteen plants placed in service prior to December 31, 2009 (which we refer to as the 2009 Era Plants) and expired in December 2021 for our twenty-one plants placed in service prior to December 31, 2011 (which we refer to as the 2011 Era Plants). We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in the brokerage segment and 25.0% to 27.0% in the risk management segment for the foreseeable future. Reported operating results by segment would change if different allocation methods were applied. Because the law governing IRC Section 45 tax credits expired as of December 31, 2021, reported GAAP revenues and net earnings will decrease, yet our net cash flow will increase as a result of not having to pay expenses to operate the clean coal facilities and also from an increase in the use of credits against our United States federal income tax obligations.

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

Overview and Second Quarter 2023 Highlights

We are engaged in providing insurance and reinsurance brokerage and consulting services, and third-party property/casualty claims settlement and administration services to entities in the U.S. and abroad. In the six-month period ended June 30, 2023, we generated approximately 63% of our revenues for the combined brokerage and risk management segments domestically and 37% internationally, primarily in Australia, Bermuda, Canada, the Caribbean, New Zealand and the United Kingdom. We have three reportable segments: brokerage, risk management and corporate, which contributed approximately 87%, 13% and 0% for brokerage, risk management and corporate, respectively, to revenues during the six-month period ended June 30, 2023. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Investment income is generated from invested cash and fiduciary funds, and other investments, and interest income from premium financing.

We use the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey as an indicator of the insurance rate environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S. The second quarter 2023 survey had not been published as of the filing date of this report. The first quarter 2023 survey indicated that commercial property/casualty rates increased by 8.8% on average and we expect a similar trend to be noted when CIAB's second quarter 2023 survey report is issued. This trend indicates overall continued price firming and hardening in most lines.

We believe increases in property/casualty rates will continue for the remainder of 2023 and potentially even throughout 2024 due to the continued rise of loss cost inflation, higher reinsurance pricing (particularly in property catastrophe), increased frequency and severity of catastrophe losses and social inflation. If loss trends continue to deteriorate over the coming quarters, including the impact of natural catastrophes, the difficult rate and conditions environment may continue or exacerbate in certain lines. The combination of increasing insurable values (due in large part to inflation, including wage inflation), a still tight labor market and historically low unemployment, is likely contributing to increases in client insured exposures. Additionally, we expect that our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. Based on our experience, most insurance carriers appear to be making rational pricing decisions and there is adequate capacity in the insurance and reinsurance market for most lines of coverage, including U.S. property catastrophe treaties. Overall, we believe that in the current rate environment with increasing exposures, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budgets.

Summary of Financial Results - Three-Month Periods Ended June 30, 2023 and 2022

See the reconciliations of non-GAAP measures on page 44.

(In millions, except per share data)	2nd Quarter 2023		2nd Quarter 2022		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$2,088.4	$2,083.4	$1,740.7	$1,720.2	20%	21%
Organic revenues		$1,862.9		$1,698.1		9.7%
Net earnings	$290.3		$311.7		(7)%
Net earnings margin	13.9%		17.9%		- 401 bpts
Adjusted EBITDAC		$669.3		$544.2		23%
Adjusted EBITDAC margin		32.1%		31.6%		+ 49 bpts
Diluted net earnings per share	$1.31	$2.10	$1.45	$1.75	(10)%	20%
Risk Management Segment
Revenues before reimbursements	$318.6	$318.5	$267.4	$265.2	19%	20%
Organic revenues		$312.0		$264.3		18.1%
Net earnings	$36.7		$28.6		28%
Net earnings margin (before reimbursements)	11.5%		10.7%		+ 82 bpts
Adjusted EBITDAC		$61.7		$49.7		24%
Adjusted EBITDAC margin (before reimbursements)		19.4%		18.7%		+ 63 bpts
Diluted net earnings per share	$0.17	$0.18	$0.13	$0.14	31%	29%
Corporate Segment
Diluted net loss per share	$(0.41)	$(0.38)	$(0.25)	$(0.26)
Total Company
Diluted net earnings per share	$1.07	$1.90	$1.33	$1.63	(20)%	17%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$1.48	$2.28	$1.58	$1.89	(6)%	21%

Summary of Financial Results - Six-Month Periods Ended June 30, 2023 and 2022

See the reconciliations of non-GAAP measures on page 45.

(In millions, except per share data)	Six-Months 2023		Six-Months 2022		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$4,463.6	$4,458.4	$3,863.3	$3,801.0	16%	17%
Organic revenues		$4,115.2		$3,762.1		9.4%
Net earnings	$805.6		$776.0		4%
Net earnings margin	18.0%		20.1%		- 204 bpts
Adjusted EBITDAC		$1,627.7		$1,380.8		18%
Adjusted EBITDAC margin		36.5%		36.3%		+ 18 bpts
Diluted net earnings per share	$3.68	$5.23	$3.62	$4.62	2%	13%
Risk Management Segment
Revenues before reimbursements	$616.2	$616.0	$526.5	$521.3	17%	18%
Organic revenues		$603.6		$519.5		16.2%
Net earnings	$70.2		$52.5		34%
Net earnings margin (before reimbursements)	11.4%		10.0%		+ 142 bpts
Adjusted EBITDAC		$118.8		$94.3		26%
Adjusted EBITDAC margin (before reimbursements)		19.3%		18.1%		+ 120 bpts
Diluted net earnings per share	$0.32	$0.34	$0.24	$0.26	33%	31%
Corporate Segment
Diluted net loss per share	$(0.69)	$(0.64)	$(0.48)	$(0.45)
Total Company
Diluted net earnings per share	$3.31	$4.93	$3.38	$4.43	(2)%	11%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$4.00	$5.57	$3.86	$4.87	4%	14%

Within our corporate segment, net after-tax losses related to our clean energy investments were $(2.4) million and $(2.3) million, as reported, in the three-month periods ended June 30, 2023 and 2022, respectively. Within our corporate segment, net after-tax losses related to our clean energy investments were $(4.0) million and $(4.3) million, as reported, in the six-month periods ended June 30, 2023 and 2022, respectively. At this time, we do not anticipate our clean energy investments will produce after-tax earnings in 2023.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three and six-month periods ended June 30, 2023 and 2022 with the same periods in 2022. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 48 and 54, respectively, of this filing.

For the Three-Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net Earnings
	Reimbursements		Net Earnings (Loss)		EBITDAC		(Loss) Per Share
Segment	2023	2022	2023	2022	2023	2022	2023	2022	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$2,088.4	$1,740.7	$290.3	$311.7	$563.8	$506.7	1.31	$1.45	(10)%
Net gains on divestitures	(5.0)	(2.8)	(3.8)	(2.3)	(5.0)	(2.8)	(0.02)	(0.01)
Acquisition integration	—	—	51.2	32.6	68.1	39.0	0.24	0.15
Workforce and lease termination	—	—	23.7	9.6	31.6	8.1	0.12	0.04
Acquisition related adjustments	—	—	0.7	(34.8)	10.8	4.5	—	(0.16)
Amortization of intangible assets	—	—	100.2	75.1	—	—	0.46	0.35
Effective income tax rate impact	—	—	—	(6.8)	—	—	—	(0.03)
Levelized foreign currency translation	—	(17.7)	—	(7.5)	—	(11.3)	—	(0.04)
Brokerage, as adjusted *	2,083.4	1,720.2	462.3	377.6	669.3	544.2	2.10	1.75	20%
Risk Management, as reported	318.6	267.4	36.7	28.6	60.5	48.6	0.17	0.13	31%
Net gains on divestitures	(0.1)	—	(0.1)	—	(0.1)	—	—	—
Workforce and lease termination	—	—	0.7	0.6	1.0	0.7	—	—
Acquisition related adjustments	—	—	0.1	(1.2)	0.1	0.1	—	—
Acquisition integration	—	—	0.1	0.9	0.2	1.2	—	—
Amortization of intangible assets	—	—	1.0	1.2	—	—	0.01	0.01
Levelized foreign currency translation	—	(2.2)	—	(0.9)	—	(0.9)	—	—
Risk Management, as adjusted *	318.5	265.2	38.5	29.2	61.7	49.7	0.18	0.14	29%
Corporate, as reported	(0.1)	0.3	(91.2)	(55.2)	(64.0)	(31.9)	(0.41)	(0.25)
Transaction-related costs	—	—	2.4	5.1	3.2	5.6	0.01	0.02
Legal and tax related	—	—	5.0	(7.0)	5.5	—	0.02	(0.03)
Corporate, as adjusted*	(0.1)	0.3	(83.8)	(57.1)	(55.3)	(26.3)	(0.38)	(0.26)
Total Company, as reported	$2,406.9	$2,008.4	$235.8	$285.1	$560.3	$523.4	$1.07	$1.33	(20)%
Total Company, as adjusted *	$2,401.8	$1,985.7	$417.0	$349.7	$675.7	$567.6	$1.90	$1.63	17%
Total Brokerage & Risk
Management, as reported	$2,407.0	$2,008.1	$327.0	$340.3	$624.3	$555.3	$1.48	$1.58	(6)%
Total Brokerage & Risk
Management, as adjusted *	$2,401.9	$1,985.4	$500.8	$406.8	$731.0	$593.9	$2.28	$1.89	21%

*For the three-month period ended June 30, 2023, the pretax impact of the brokerage segment adjustments totals

$229.0 million, with a corresponding adjustment to the provision for income taxes of $57.0 million relating to these items. For the three-month period ended June 30, 2023, the pretax impact of the risk management segment adjustments totals $2.7 million, with a corresponding adjustment to the provision for income taxes of $0.9 million relating to these items. For the three-month period ended June 30, 2023, the pretax impact of the corporate segment adjustments totals $8.7 million, with a corresponding adjustment to the benefit for income taxes of $1.3 million relating to these items and the other tax items noted on page 60 in note (3). A detailed reconciliation of the 2023 provision (benefit) for income taxes is shown on page 44.

*For the three-month period ended June 30, 2022, the pretax impact of the brokerage segment adjustments totals $93.6 million, with a corresponding adjustment to the provision for income taxes of $27.7 million relating to these items. For the three-month period ended June 30, 2022, the pretax impact of the risk management segment adjustments totals $1.2 million, with a corresponding adjustment to the provision for income taxes of $0.6 million relating to these items. For the three-month period ended June 30, 2022, the pretax impact of the corporate segment adjustments totals $5.6 million, with a corresponding adjustment to the benefit for income taxes of $7.5 million relating to these items and the other tax items noted on page 60 in note (3). A detailed reconciliation of the 2022 provision (benefit) for income taxes is shown on page 44.

For the Six-Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net Earnings
	Reimbursements		Net Earnings (Loss)		EBITDAC		(Loss) Per Share
Segment	2023	2022	2023	2022	2023	2022	2023	2022	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$4,463.6	$3,863.3	$805.6	$776.0	$1,444.4	$1,293.1	$3.68	$3.62	2%
Net gains on divestitures	(5.2)	(4.2)	(4.0)	(3.4)	(5.2)	(4.2)	(0.02)	(0.02)
Acquisition integration	—	—	90.9	67.6	119.3	82.8	0.42	0.32
Workforce and lease termination	—	—	35.5	14.6	47.0	14.3	0.16	0.07
Acquisition related adjustments	—	—	26.3	(18.4)	22.2	13.5	0.12	(0.09)
Amortization of intangible assets	—	—	189.3	168.8	—	—	0.87	0.79
Effective income tax rate impact	—	—	—	(14.5)	—	—	—	(0.07)
Levelized foreign currency translation	—	(58.1)	—	(12.3)	—	(18.7)	—	(0.06)
Brokerage, as adjusted *	4,458.4	3,801.0	1,143.6	990.7	1,627.7	1,399.5	5.23	4.62	13%
Risk Management, as reported	616.2	526.5	70.2	52.5	116.4	92.7	0.32	0.24	33%
Net gains on divestitures	(0.2)	—	(0.2)	—	(0.2)	—	—	—
Workforce and lease termination	—	—	1.2	1.1	1.6	1.4	0.01	—
Acquisition related adjustments	—	—	0.2	(1.2)	0.2	0.2	—	—
Acquisition integration	—	—	0.5	0.9	0.8	1.2	—	—
Amortization of intangible assets	—	—	2.1	2.4	—	—	0.01	0.02
Levelized foreign currency translation	—	(5.2)	—	(1.0)	—	(1.2)	—	—
Risk Management, as adjusted *	616.0	521.3	74.0	54.7	118.8	94.3	0.34	0.26	31%
Corporate, as reported	—	23.1	(153.4)	(104.3)	(125.6)	(80.1)	(0.69)	(0.48)
Transaction-related costs	—	—	5.7	19.7	7.6	21.4	0.03	0.09
Legal and tax related	—	—	5.0	(12.0)	5.5	—	0.02	(0.06)
Corporate, as adjusted*	—	23.1	(142.7)	(96.6)	(112.5)	(58.7)	(0.64)	(0.45)
Total Company, as reported	$5,079.8	$4,412.9	$722.4	$724.2	$1,435.2	$1,305.7	$3.31	$3.38	(2)%
Total Company, as adjusted *	$5,074.4	$4,345.4	$1,074.9	$948.8	$1,634.0	$1,435.1	$4.93	$4.43	11%
Total Brokerage & Risk
Management, as reported	$5,079.8	$4,389.8	$875.8	$828.5	$1,560.8	$1,385.8	$4.00	$3.86	4%
Total Brokerage & Risk
Management, as adjusted *	$5,074.4	$4,322.3	$1,217.6	$1,045.4	$1,746.5	$1,493.8	$5.57	$4.87	14%

*For the six-month period ended June 30, 2023, the pretax impact of the brokerage segment adjustments totals

$449.1 million, with a corresponding adjustment to the provision for income taxes of $111.1 million relating to these items. For the six-month period ended June 30, 2023, the pretax impact of the risk management segment adjustments totals $5.4 million, with a corresponding adjustment to the provision for income taxes of $1.6 million relating to these items. For the six-month period ended June 30, 2023, the pretax impact of the corporate segment adjustments totals $13.1 million, with a corresponding adjustment to the benefit for income taxes of $2.4 million relating to these items and the other tax items noted on page 60 in note (3). A detailed reconciliation of the 2023 provision (benefit) for income taxes is shown on page 45.

*For the six-month period ended June 30, 2022, the pretax impact of the brokerage segment adjustments totals $279.8 million, with a corresponding adjustment to the provision for income taxes of $77.4 million relating to these items. For the six-month period ended June 30, 2022, the pretax impact of the risk management segment adjustments totals $3.4 million, with a corresponding adjustment to the provision for income taxes of $1.2 million relating to these items. For the six-month period ended June 30, 2022, the pretax impact of the corporate segment adjustments totals $21.4 million, with a corresponding adjustment to the benefit for income taxes of $13.7 million relating to these items and the other tax items noted on page 60 in note (3). A detailed reconciliation of the 2022 provision (benefit) for income taxes is shown on page 45.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings	Provision		Net Earnings (Loss)	Net Earnings (Loss)
	(Loss)	(Benefit)		Attributable to	Attributable to	Diluted Net
	Before Income	for Income	Net Earnings	Noncontrolling	Controlling	Earnings (Loss)
	Taxes	Taxes	(Loss)	Interests	Interests	per Share
Quarter Ended June 30, 2023
Brokerage, as reported	$390.5	$100.2	$290.3	$2.0	$288.3	$1.31
Net gains on divestitures	(5.0)	(1.2)	(3.8)	—	(3.8)	(0.02)
Acquisition integration	68.1	16.9	51.2	—	51.2	0.24
Workforce and lease termination	31.6	7.9	23.7	—	23.7	0.11
Acquisition related adjustments	0.9	0.2	0.7	—	0.7	—
Amortization of intangible assets	133.4	33.2	100.2	—	100.2	0.46
Brokerage, as adjusted	$619.5	$157.2	$462.3	$2.0	$460.3	$2.10
Risk Management, as reported	$49.9	$13.2	$36.7	$—	$36.7	$0.17
Net gains on divestitures	(0.1)	—	(0.1)	—	(0.1)	—
Workforce and lease termination	1.0	0.3	0.7	—	0.7	—
Acquisition related adjustments	0.1	—	0.1	—	0.1	—
Acquisition integration	0.2	0.1	0.1	—	0.1	—
Amortization of intangible assets	1.5	0.5	1.0	—	1.0	0.01
Risk Management, as adjusted	$52.6	$14.1	$38.5	$—	$38.5	$0.18
Corporate, as reported	$(143.0)	$(51.8)	$(91.2)	$(0.7)	$(90.5)	$(0.41)
Transaction-related costs	3.2	0.8	2.4	—	2.4	0.01
Legal and tax related	5.5	0.5	5.0	—	5.0	0.02
Corporate, as adjusted	$(134.3)	$(50.5)	$(83.8)	$(0.7)	$(83.1)	$(0.38)
Quarter Ended June 30, 2022
Brokerage, as reported	$410.9	$99.2	$311.7	$1.4	$310.3	$1.45
Net gains on divestitures	(2.8)	(0.5)	(2.3)	—	(2.3)	(0.01)
Acquisition integration	39.0	6.4	32.6	—	32.6	0.15
Workforce and lease termination	11.5	1.9	9.6	—	9.6	0.04
Acquisition related adjustments	(41.6)	(6.8)	(34.8)	—	(34.8)	(0.16)
Amortization of intangible assets	98.7	23.6	75.1	—	75.1	0.35
Effective income tax rate impact	—	6.8	(6.8)	—	(6.8)	(0.03)
Levelized foreign currency translation	(11.2)	(3.7)	(7.5)	—	(7.5)	(0.04)
Brokerage, as adjusted	$504.5	$126.9	$377.6	$1.4	$376.2	$1.75
Risk Management, as reported	$38.8	$10.2	$28.6	$—	$28.6	$0.13
Workforce and lease termination	0.7	0.1	0.6	—	0.6	—
Acquisition related adjustments	(1.6)	(0.4)	(1.2)	—	(1.2)	—
Acquisition integration	1.2	0.3	0.9	—	0.9	—
Amortization of intangible assets	1.6	0.4	1.2	—	1.2	0.01
Levelized foreign currency translation	(0.7)	0.2	(0.9)	—	(0.9)	—
Risk Management, as adjusted	$40.0	$10.8	$29.2	$—	$29.2	$0.14
Corporate, as reported	$(97.4)	$(42.2)	$(55.2)	$(0.5)	$(54.7)	$(0.25)
Transaction-related costs	5.6	0.5	5.1	—	5.1	0.02
Income tax related	—	7.0	(7.0)	—	(7.0)	(0.03)
Corporate, as adjusted	$(91.8)	$(34.7)	$(57.1)	$(0.5)	$(56.6)	$(0.26)

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings	Provision		Net Earnings (Loss)	Net Earnings (Loss)
	(Loss)	(Benefit)		Attributable to	Attributable to	Diluted Net
	Before Income	for Income	Net Earnings	Noncontrolling	Controlling	Earnings (Loss)
	Taxes	Taxes	(Loss)	Interests	Interests	per Share
Six-Months Ended June 30, 2023
Brokerage, as reported	$1,081.4	$275.8	$805.6	$2.8	$802.8	$3.68
Net gains on divestitures	(5.2)	(1.2)	(4.0)	—	(4.0)	(0.02)
Acquisition integration	119.3	28.4	90.9	—	90.9	0.42
Workforce and lease termination	47.1	11.6	35.5	—	35.5	0.16
Acquisition related adjustments	34.3	8.0	26.3	—	26.3	0.12
Amortization of intangible assets	253.6	64.3	189.3	—	189.3	0.87
Brokerage, as adjusted	$1,530.5	$386.9	$1,143.6	$2.8	$1,140.8	$5.23
Risk Management, as reported	$95.4	$25.2	$70.2	$—	$70.2	$0.32
Net gains on divestitures	(0.2)	—	(0.2)	—	(0.2)	—
Workforce and lease termination	1.6	0.4	1.2	—	1.2	0.01
Acquisition related adjustments	0.2	—	0.2	—	0.2	—
Acquisition integration	0.8	0.3	0.5	—	0.5	—
Amortization of intangible assets	3.0	0.9	2.1	—	2.1	0.01
Risk Management, as adjusted	$100.8	$26.8	$74.0	$—	$74.0	$0.34
Corporate, as reported	$(273.6)	$(120.2)	$(153.4)	$(1.4)	$(152.0)	$(0.69)
Transaction-related costs	7.6	1.9	5.7	—	5.7	0.03
Legal and tax related	5.5	0.5	5.0	—	5.0	0.02
Corporate, as adjusted	$(260.5)	$(117.8)	$(142.7)	$(1.4)	$(141.3)	$(0.64)
Six-Months Ended June 30, 2022
Brokerage, as reported	$1,029.3	$253.3	$776.0	$2.1	$773.9	$3.62
Net gains on divestitures	(4.2)	(0.8)	(3.4)	—	(3.4)	(0.02)
Acquisition integration	82.8	15.2	67.6	—	67.6	0.32
Workforce and lease termination	17.8	3.2	14.6	—	14.6	0.07
Acquisition related adjustments	(21.0)	(2.6)	(18.4)	—	(18.4)	(0.09)
Amortization of intangible assets	221.7	52.9	168.8	—	168.8	0.79
Effective income tax rate impact	—	14.5	(14.5)	—	(14.5)	(0.07)
Levelized foreign currency translation	(17.3)	(5.0)	(12.3)	—	(12.3)	(0.06)
Brokerage, as adjusted	$1,309.1	$330.7	$978.4	$2.1	$976.3	$4.56
Risk Management, as reported	$71.1	$18.6	$52.5	$—	$52.5	$0.24
Workforce and lease termination	1.5	0.4	1.1	—	1.1	—
Acquisition related adjustments	(1.6)	(0.4)	(1.2)	—	(1.2)	—
Acquisition integration	1.2	0.3	0.9	—	0.9	—
Amortization of intangible assets	3.2	0.8	2.4	—	2.4	0.02
Levelized foreign currency translation	(0.9)	0.1	(1.0)	—	(1.0)	—
Risk Management, as adjusted	$74.5	$19.8	$54.7	$—	$54.7	$0.26
Corporate, as reported	$(210.4)	$(106.1)	$(104.3)	$(0.8)	$(103.5)	$(0.48)
Transaction-related costs	21.4	1.7	19.7	—	19.7	0.09
Income tax related	—	12.0	(12.0)	—	(12.0)	(0.06)
Corporate, as adjusted	$(189.0)	$(92.4)	$(96.6)	$(0.8)	$(95.8)	$(0.45)

Acquisition of the BCHR holdings, L.P. and its subsidiaries dba Buck

On April 3, 2023, we acquired the partnership interests of Buck. See Note 3 to the consolidated financial statements for information on the purchase price consideration paid to acquire Buck. We funded the transaction using free cash flow and funds received from an unsecured senior notes offering. Buck was a leading provider of retirement, human resources and employee benefits consulting and administration services operating for more than 100 years with a diverse client base by both size and industry. Immediately prior to closing, Buck had over 2,300 employees, including more than 220 credentialed actuaries, primarily serving customers throughout the U.S., Canada and the U.K.

Results of Operations

Brokerage

The brokerage segment accounted for 87% of our revenues during the six-month period ended June 30, 2023. Our brokerage segment is primarily comprised of retail, wholesale and reinsurance brokerage operations. Our brokerage segment generates revenues by:

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

Litigation, Regulatory and Taxation Matters

During 2022, we received a subpoena from the U.S. Foreign Corruption Practices Act Unit of the Department of Justice seeking information related to our insurance business with public entities in Ecuador. We continue to fully cooperate with the investigation.

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

Financial information relating to our brokerage segment results for the three and six-month periods ended June 30, 2023 compared to the same periods in 2022, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2023	2022	Change	2023	2022	Change
Commissions	$1,410.4	$1,282.4	$128.0	$3,157.8	$2,847.7	$310.1
Fees	478.5	323.6	154.9	891.2	715.5	175.7
Supplemental revenues	71.2	65.7	5.5	152.8	140.0	12.8
Contingent revenues	54.2	43.1	11.1	126.0	114.7	11.3
Investment income	69.1	23.1	46.0	130.6	41.2	89.4
Net gains on divestitures	5.0	2.8	2.2	5.2	4.2	1.0
Total revenues	2,088.4	1,740.7	347.7	4,463.6	3,863.3	600.3
Compensation	1,196.4	979.2	217.2	2,402.5	2,075.6	326.9
Operating	328.2	254.8	73.4	616.7	494.6	122.1
Depreciation	30.6	29.4	1.2	58.5	53.6	4.9
Amortization	133.4	98.7	34.7	253.6	221.7	31.9
Change in estimated acquisition earnout payables	9.3	(32.3)	41.6	50.9	(11.5)	62.4
Total expenses	1,697.9	1,329.8	368.1	3,382.2	2,834.0	548.2
Earnings before income taxes	390.5	410.9	(20.4)	1,081.4	1,029.3	52.1
Provision for income taxes	100.2	99.2	1.0	275.8	253.3	22.5
Net earnings	290.3	311.7	(21.4)	805.6	776.0	29.6
Net earnings attributable to noncontrolling interests	2.0	1.4	0.6	2.8	2.1	0.7
Net earnings attributable to controlling interests	$288.3	$310.3	$(22.0)	$802.8	$773.9	$28.9
Diluted net earnings per share	$1.31	$1.45	$(0.14)	$3.68	$3.62	$0.06
Other Information
Change in diluted net earnings per share	(10)%	33%		2%	25%
Growth in revenues	20%	25%		16%	29%
Organic change in commissions and fees	10%	11%		10%	10%
Compensation expense ratio	57%	56%		54%	54%
Operating expense ratio	16%	15%		14%	13%
Effective income tax rate	26%	24%		26%	25%
Workforce at end of period (includes acquisitions)				36,609	30,919
Identifiable assets at June 30				$50,623.8	$36,574.3
EBITDAC
Net earnings	$290.3	$311.7	$(21.4)	$805.6	$776.0	$29.6
Provision for income taxes	100.2	99.2	1.0	275.8	253.3	22.5
Depreciation	30.6	29.4	1.2	58.5	53.6	4.9
Amortization	133.4	98.7	34.7	253.6	221.7	31.9
Change in estimated acquisition earnout payables	9.3	(32.3)	41.6	50.9	(11.5)	62.4
EBITDAC	$563.8	$506.7	$57.1	$1,444.4	$1,293.1	$151.3

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and six-month periods ended June 30, 2023 compared to the same periods in 2022 (in millions):

	Three-month period ended June 31,			Six-month period ended June 30,
	2023	2022	Change	2023	2022	Change
Net earnings, as reported	$290.3	$311.7	(6.9)%	$805.6	$776.0	4%
Provision for income taxes	100.2	99.2		275.8	253.3
Depreciation	30.6	29.4		58.5	53.6
Amortization	133.4	98.7		253.6	221.7
Change in estimated acquisition earnout payables	9.3	(32.3)		50.9	(11.5)
EBITDAC	563.8	506.7	11%	1,444.4	1,293.1	12%
Net gains on divestitures	(5.0)	(2.8)		(5.2)	(4.2)
Acquisition integration	68.1	39.0		119.3	82.8
Workforce and lease termination related charges	31.6	8.1		47.0	14.3
Acquisition related adjustments	10.8	4.5		22.2	13.5
Levelized foreign currency translation	—	(11.3)		—	(18.7)
EBITDAC, as adjusted	$669.3	$544.2	23%	$1,627.7	$1,380.8	18%
Net earnings margin, as reported	13.9%	17.9%	- 401 bpts	18.0%	20.1%	- 204 bpts
EBITDAC margin, as adjusted	32.1%	31.6%	+ 49 bpts	36.5%	36.3%	+ 18 bpts
Reported revenues	$2,088.4	$1,740.7		$4,463.6	$3,863.3
Adjusted revenues - see pages 41 and 42	$2,083.4	$1,720.2		$4,458.4	$3,801.0

Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended June 30, 2023, compared to the same period in 2022, was due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2023 ($147.0 million), and to the organic change in base commissions and fee revenues. The organic change in base commissions and fee revenues were 9.6% and 10.7% for the three-month periods ended June 30, 2023 and 2022, respectively.

The aggregate increase in base commissions and fees for the six-month period ended June 30, 2023, compared to the same period in 2022, was due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2023 ($204.4 million), and to the organic change in base commissions and fee revenues. The organic change in base commissions and fee revenues were 9.5% and 10.0% for the six-month periods ended June 30, 2023 and 2022, respectively.

In our property/casualty brokerage operations, during the three-month period ended June 30, 2023 we saw continued strong customer retention and new business generation and increasing renewal premiums (premium rates and exposures). We believe these favorable trends should continue into the third quarter of 2023; however, if economic conditions worsen, we could see our revenue growth soften.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three and six-month periods ended June 30, 2023 and 2022 include the following (in millions):

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
Organic Revenues (Non-GAAP)	2023	2022	Change	2023	2022	Change
Base Commissions and Fees
Commission and fees, as reported	$1,888.9	$1,606.0	17.6%	$4,049.0	$3,563.2	13.6%
Less commission and fee revenues from acquisitions	(147.0)	—		(204.4)	—
Levelized foreign currency translation	—	(16.0)		—	(52.6)
Organic base commission and fees	$1,741.9	$1,590.0	9.6%	$3,844.6	$3,510.6	9.5%
Supplemental revenues
Supplemental revenues, as reported	$71.2	$65.7	8.4%	$152.8	$140.0	9.1%
Less supplemental revenues from acquisitions	(1.7)	—		(2.3)	—
Levelized foreign currency translation	—	(0.4)		—	(2.0)
Organic supplemental revenues	$69.5	$65.3	6.4%	$150.5	$138.0	9.1%
Contingent revenues
Contingent revenues, as reported	$54.2	$43.1	25.8%	$126.0	$114.7	9.9%
Less contingent revenues from acquisitions	(2.7)	—		(5.9)	—
Levelized foreign currency translation	—	(0.3)		—	(1.2)
Organic contingent revenues	$51.5	$42.8	20.3%	$120.1	$113.5	5.8%
Total reported commissions, fees, supplemental revenues and contingent revenues	$2,014.3	$1,714.8	17.5%	$4,327.8	$3,817.9	13.4%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(151.4)	—		(212.6)	—
Levelized foreign currency translation	—	(16.7)		—	(55.8)
Total organic commissions, fees, supplemental revenues and contingent revenues	$1,862.9	$1,698.1	9.7%	$4,115.2	$3,762.1	9.4%

The following is a summary of brokerage segment acquisition activity for 2023 and 2022:

	Three-month period ended June 30,		Six-month period ended June 30,
	2023	2022	2023	2022
Number of acquisitions closed	15	8	25	13
Estimated annualized revenues acquired (in millions)	$349.1	$50.1	$418.1	$82.3

In the three and six-month periods ended June 30, 2023 we issued 851,000 and 1,833,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions. In the three and six-month periods ended June 30, 2022, we did not issue any shares of our common stock in connection with acquisitions.

On April 3, 2023, we acquired the partnership interests of Buck. We funded the transaction using free cash flow and funds received from an unsecured senior notes offering. Buck was a leading provider of retirement, human resources and employee benefits consulting and administration services operating for more than 100 years and has a diverse client base by both size and industry. Immediately prior to closing, Buck had over 2,300 employees, including more than 220 credentialed actuaries, primarily serving customers throughout the U.S., Canada and the U.K.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2023, 2022 and 2021 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2023
Reported supplemental revenues	$81.6	$71.2			$152.8
Reported contingent revenues	71.8	54.2			126.0
Reported supplemental and contingent revenues	$153.4	$125.4			$278.8
2022
Reported supplemental revenues	$74.3	$65.7	$64.7	80.0	$284.7
Reported contingent revenues	71.6	43.1	52.4	40.2	207.3
Reported supplemental and contingent revenues	$145.9	$108.8	$117.1	$120.2	$492.0
2021
Reported supplemental revenues	$66.8	$55.2	$61.0	$65.7	$248.7
Reported contingent revenues	63.3	43.3	43.7	37.7	188.0
Reported supplemental and contingent revenues	$130.1	$98.5	$104.7	$103.4	$436.7

Investment income and net gains on divestitures - This primarily represents (1) interest income earned on cash, cash equivalents, restricted cash and fiduciary cash and interest income from premium financing and (2) net gains related to divestitures and sales of books of business, which were $5.0 million and $2.8 million for the three-month periods ended June 30, 2023 and 2022, respectively and $5.2 million and $4.2 million for the six-month periods ended June 30, 2023 and 2022, respectively. Investment income in the three and six-month periods ended June 30, 2023 increased compared to the same periods in 2022, primarily due to increases in interest income from increases in interest rates earned on our funds.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and six-month periods ended June 30, 2023 with the same periods in 2022 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2023	2022	2023	2022
Compensation expense, as reported	$1,196.4	$979.2	$2,402.5	$2,075.6
Acquisition integration	(38.5)	(25.5)	(72.6)	(55.8)
Workforce and lease termination related charges	(29.2)	(6.0)	(42.6)	(11.5)
Acquisition related adjustments	(10.8)	(4.5)	(22.2)	(13.5)
Levelized foreign currency translation	—	(7.1)	—	(34.6)
Compensation expense, as adjusted	$1,117.9	$936.1	$2,265.1	$1,960.2
Reported compensation expense ratios	57.3%	56.3%	53.8%	53.7%
Adjusted compensation expense ratios	53.7%	54.4%	50.8%	51.6%
Reported revenues	$2,088.4	$1,740.7	$4,463.6	$3,863.3
Adjusted revenues - see pages 41 and 42	$2,083.4	$1,720.2	$4,458.4	$3,801.0

The $217.2 million increase in compensation expense for the three-month period ended June 30, 2023 compared to the same period in 2022, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended June 30, 2023 ‑ $87.5 million, base compensation related to the hiring of producers and other roles to service and support organic growth, benefits and other incentive compensation - $87.2 million in the aggregate, increases in acquisition integration costs - $13.0 million, workforce related charges - $23.2 million and acquisition earnout related adjustments - $6.3 million.

The $326.9 million increase in compensation expense for the six-month period ended June 30, 2023 compared to the same period in 2022, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended June 30, 2023 ‑ $121.4 million, base compensation related to the hiring of producers and other roles to service and support organic growth, benefits and other incentive compensation - $148.9 million in the aggregate, increases in acquisition integration costs - $16.8 million, workforce related charges - $31.1 million and acquisition earnout related adjustments - $8.7 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and six-month periods ended June 30, 2023 with the same periods in 2022 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2023	2022	2023	2022
Operating expense, as reported	$328.2	$254.8	$616.7	$494.6
Acquisition integration	(29.6)	(13.5)	(46.7)	(27.0)
Workforce and lease termination related charges	(2.4)	(2.1)	(4.4)	(2.8)
Levelized foreign currency translation	—	0.7	—	(4.8)
Operating expense, as adjusted	$296.2	$239.9	$565.6	$460.0
Reported operating expense ratios	15.7%	14.6%	13.8%	12.8%
Adjusted operating expense ratios	14.2%	14.0%	12.7%	12.1%
Reported revenues	$2,088.4	$1,740.7	$4,463.6	$3,863.3
Adjusted revenues - see pages 41 and 42	$2,083.4	$1,720.2	$4,458.4	$3,801.0

The $73.4 million increase in operating expense for the three-month period ended June 30, 2023 compared to the same period in 2022, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2023 ‑ $23.6 million, acquisition integration costs - $16.1 million and an increase of $33.7 million in the aggregate from the return of, and underlying inflation of, advertising, travel, entertainment and other client-related expenses, professional fees and additional investments in technology, partially offset by savings from office consolidations.

The $122.1 million increase in operating expense for the six-month period ended June 30, 2023 compared to the same period in 2022, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2023 - $35.2 million, acquisition integration costs - $19.7 million, and an increase of $67.2 million in the aggregate from the return of, and underlying inflation of, advertising, travel, entertainment and other client-related expenses, professional fees and additional investments in technology, partially offset by savings from office consolidations.

Depreciation - Depreciation expense increased in the three and six-month periods ended June 30, 2023 compared to the same periods in 2022 by $1.2 million and $4.9 million, respectively. The increase in depreciation expense in 2023 compared to 2022 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increase in depreciation expense was the depreciation expense associated with acquisitions completed in the twelve-month period ended June 30, 2023.

Amortization - The increase in amortization expense in the three and six-month periods ended June 30, 2023 compared to the same periods in 2022 was primarily due to the impact of acquisition valuation true-ups recorded in the first quarter of 2022 relating to acquisitions made in the third quarter of 2021, partially offset by the impact of amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2023. Based on the results of impairment reviews during each of the three-month periods ended June 30, 2023 and 2022, we wrote off $3.1 million and $0.3 million, respectively, of amortizable assets. Based on the results of impairment reviews during each of the six-month periods ended June 30, 2023 and 2022, we wrote off $3.2 million and $0.4 million, respectively, of amortizable assets. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Expiration lists, non-compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three and six-month periods ended June 30, 2023 and 2022 compared to the same periods in 2022, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During the three-month periods ended June 30, 2023 and 2022, we recognized $19.7 million and $13.8 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2019 to 2023. During the six-month periods ended June 30, 2023 and 2022, we recognized $39.3 million and $23.0 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2019 to 2023. In addition, during the three-month periods ended June 30, 2023 and 2022, we recognized $10.4 million and $46.1 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 34 and 30 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2023 and 2022, we recognized $11.6 million of expense and $34.5 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 45 and 50 acquisitions, respectively. The net adjustments in the three and six-month periods ended June 30, 2023 include changes made to the estimated fair value of the Willis Re acquisition earnout and reflect updated assumptions as of June 30, 2023.

The amounts initially recorded as earnout payables for our 2019 to 2023 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to-three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2023 and 2022, were 25.7% and 24.1%, respectively. The brokerage segment’s effective income tax rates for the six-month periods ended June 30, 2023 and 2022, were 25.5% and 24.6%, respectively. In the first quarter of 2022, we increased our state effective income tax rate, which resulted in the overall U.S. effective income tax rate increasing from 25% to 26% and caused us to incur additional income tax expense. We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in our brokerage segment for the foreseeable future. In addition, in 2021, the U.K. government enacted tax legislation that increases the corporate income tax rate from 19% to 25% effective in April 2023.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended June 30, 2023 and 2022, include noncontrolling interest earnings of $2.0 million and $1.4 million, respectively, and for the six-month periods ended June 30, 2023 and 2022, $2.8 million and $2.1 million, respectively.

Risk Management

The risk management segment accounted for 13% of our revenue during the six-month period ended June 30, 2023. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, not for profit, captive and public entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for the three and six-month periods ended June 30, 2023 as compared to the same periods in 2022, is as follows (in millions, except per share, percentages and workforce data):

Statement of Earnings	Three-month period ended June 30,			Six-month period ended June 30,
	2023	2022	Change	2023	2022	Change
Fees	$312.0	$267.3	$44.7	$605.0	$526.3	$78.7
Investment income	6.5	0.1	6.4	11.0	0.2	10.8
Net gains on divestitures	0.1	—	0.1	0.2	—	0.2
Revenues before reimbursements	318.6	267.4	51.2	616.2	526.5	89.7
Reimbursements	35.0	34.6	0.4	68.2	65.4	2.8
Total revenues	353.6	302.0	51.6	684.4	591.9	92.5
Compensation	190.3	159.1	31.2	370.1	317.8	52.3
Operating	67.8	59.7	8.1	129.7	116.0	13.7
Reimbursements	35.0	34.6	0.4	68.2	65.4	2.8
Depreciation	9.0	9.7	(0.7)	17.7	19.8	(2.1)
Amortization	1.5	1.6	(0.1)	3.0	3.2	(0.2)
Change in estimated acquisition earnout payables	0.1	(1.5)	1.6	0.3	(1.4)	1.7
Total expenses	303.7	263.2	40.5	589.0	520.8	68.2
Earnings before income taxes	49.9	38.8	11.1	95.4	71.1	24.3
Provision for income taxes	13.2	10.2	3.0	25.2	18.6	6.6
Net earnings	36.7	28.6	8.1	70.2	52.5	17.7
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings attributable to controlling interests	$36.7	$28.6	$8.1	$70.2	$52.5	$17.7
Diluted net earnings per share	$0.17	$0.13	$0.04	$0.32	$0.24	$0.08
Other information
Change in diluted net earnings per share	31%	8%		33%	14%
Growth in revenues (before reimbursements)	19%	9%		17%	13%
Organic change in fees (before reimbursements)	18%	10%		16%	13%
Compensation expense ratio (before reimbursements)	60%	60%		60%	60%
Operating expense ratio (before reimbursements)	21%	22%		21%	22%
Effective income tax rate	26%	26%		26%	26%
Workforce at end of period (includes acquisitions)				9,032	7,691
Identifiable assets at June 30				$1,212.8	$1,120.3
EBITDAC
Net earnings	$36.7	$28.6	$8.1	$70.2	$52.5	$17.7
Provision for income taxes	13.2	10.2	3.0	25.2	18.6	6.6
Depreciation	9.0	9.7	(0.7)	17.7	19.8	(2.1)
Amortization	1.5	1.6	(0.1)	3.0	3.2	(0.2)
Change in estimated acquisition earnout payables	0.1	(1.5)	1.6	0.3	(1.4)	1.7
EBITDAC	$60.5	$48.6	$11.9	$116.4	$92.7	$23.7

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and six-month periods ended June 30, 2023 to the same periods in 2022 (in millions):

	Three-month period ended June 30,			Six-month period ended June 30 30,
	2023	2022	Change	2023	2022	Change
Net earnings, as reported	$36.7	$28.6	28%	$70.2	$52.5	34%
Provision for income taxes	13.2	10.2		25.2	18.6
Depreciation	9.0	9.7		17.7	19.8
Amortization	1.5	1.6		3.0	3.2
Change in estimated acquisition earnout payables	0.1	(1.5)		0.3	(1.4)
Total EBITDAC	60.5	48.6	24%	116.4	92.7	26%
Net gains on divestitures	(0.1)	—		(0.2)	—
Workforce and lease termination related charges	1.0	0.7		1.6	1.4
Acquisition related adjustments	0.1	0.1		0.2	0.2
Acquisition integration	0.2	1.2		0.8	1.2
Levelized foreign currency translation	—	(0.9)		—	(1.2)
EBITDAC, as adjusted	$61.7	$49.7	24%	$118.8	$94.3	26%
Net earnings margin (before reimbursements), as reported	11.5%	10.7%	+ 82 bpts	11.4%	10.0%	+ 142 bpts
EBITDAC margin (before reimbursements), as adjusted	19.4%	18.7%	+ 63 bpts	19.3%	18.1%	+ 120 bpts
Reported revenues (before reimbursements)	$318.6	$267.4		$616.2	$526.5
Adjusted revenues (before reimbursements) - see pages 41 and 42	$318.5	$265.2		$616.0	$521.3

Fees - In our risk management operations, for the three-month period ended June 30, 2023, new core workers compensation and general liability claims arising improved new clients coming on board in 2022 and 2023. We believe these favorable trends should continue for the remainder of 2023, however, worsening economic conditions or a reversal in the number of workers employed could cause fewer new core workers compensation claims to arise in future quarters. Organic change in fee revenues for the three-month period ended June 30, 2023 was 18.1% compared to 10.3% for the same period in 2022. Organic change in fee revenues for the six-month period ended June 30, 2023 was 16.2% compared to 12.6% for the same period in 2022.

Items excluded from organic fee computations yet impacting revenue comparisons for the three and six-month periods ended June 30, 2023 and 2022 include the following (in millions):

	Three-Month Period Ended June 30			Six-Month Period Ended June 30
Organic Revenues (Non-GAAP)	2023	2022	Change	2023	2022	Change
Fees	$306.6	$262.1	17.0%	$595.4	$517.4	15.1%
International performance bonus fees	5.4	5.2		9.6	8.9
Fees as reported	312.0	267.3	16.7%	605.0	526.3	15.0%
Less fees from acquisitions	—	—		(1.4)	—
Less divested operations	—	(0.8)		—	(1.7)
Levelized foreign currency translation	—	(2.2)		—	(5.1)
Organic fees	$312.0	$264.3	18.1%	$603.6	$519.5	16.2%

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

Investment income - Investment income in the three and six-month periods ended June 30, 2023 increased compared to the same periods in 2022, primarily due to increases in interest income from increases in interest rates earned on our funds and fiduciary cash.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and six-month periods ended June 30, 2023 with the same periods in 2022 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2023	2022	2023	2022
Compensation expense, as reported	$190.3	$159.1	$370.1	$317.8
Acquisition integration	(0.2)	—	(0.8)	—
Workforce and lease termination related charges	(0.5)	(0.5)	(0.9)	(0.8)
Acquisition related adjustments	(0.1)	(0.1)	(0.2)	(0.2)
Levelized foreign currency translation	—	(1.0)	—	(3.2)
Compensation expense, as adjusted	$189.5	$157.5	$368.2	$313.6
Reported compensation expense ratios (before reimbursements)	59.7%	59.5%	60.1%	60.4%
Adjusted compensation expense ratios (before reimbursements)	59.5%	59.4%	59.8%	60.2%
Reported revenues (before reimbursements)	$318.6	$267.4	$616.2	$526.5
Adjusted revenues (before reimbursements) - see pages 41 and 42	$318.5	$265.2	$616.0	$521.3

The $31.2 million increase in compensation expense for the three-month period ended June 30, 2023 compared to the same period in 2022, was primarily due to increased base compensation related to merit wage increases and hiring to support organic growth, benefits, incentive compensation and increased temporary help - $31.0 million in the aggregate. Also contributing to the increase was acquisition integration costs - $0.2 million.

The $52.3 million increase in compensation expense for the six-month period ended June 30, 2023 compared to the same period in 2022, was primarily due to increased base compensation related to merit wage increases and hiring to support growth, benefits, incentive compensation and temporary help - $50.7 million in the aggregate. Also contributing to the increase was compensation associated with the acquisitions completed in the twelve-month period June 30, 2023 - $0.8 million and acquisition integration costs - $0.8 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and six-month periods ended June 30, 2023 with the same periods in 2022 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2023	2022	2023	2022
Operating expense, as reported	$67.8	$59.7	$129.7	$116.0
Workforce and lease termination related charges	(0.5)	(0.2)	(0.7)	(0.6)
Acquisition integration	—	(1.2)	—	(1.2)
Levelized foreign currency translation	—	(0.3)	—	(0.8)
Operating expense, as adjusted	$67.3	$58.0	$129.0	$113.4
Reported operating expense ratios (before reimbursements)	21.3%	22.3%	21.1%	22.0%
Adjusted operating expense ratios (before reimbursements)	21.1%	21.9%	20.9%	21.8%
Reported revenues (before reimbursements)	$318.6	$267.4	$616.2	$526.5
Adjusted revenues (before reimbursements) - see pages 41 and 42	$318.5	$265.2	$616.0	$521.3

The $8.1 million increase in operating expense for the three-month period ended June 30, 2023 compared to the same period in 2022, was primarily due to the underlying inflation of travel, entertainment and other client-related expenses and additional investments in technology, partially offset by lesser professional fees, business insurance and savings from office consolidations - $9.3 million in the aggregate, and by reduced acquisition integration costs - $1.2 million.

The $13.7 million increase in operating expense for the six-month period ended June 30, 2023 compared to the same period in 2022, was primarily due to the return of, and underlying inflation of, travel, entertainment and other client-related expenses and additional investments in technology, partially offset by lesser professional fees, business insurance and savings from office consolidations - $14.5 million.

Depreciation - Depreciation expense decreased in the three and six-month periods ended June 30, 2023 compared to the same periods in 2022 by $0.7 million and $2.1 million, respectively, which reflects the impact of office consolidations that occurred as leases expired in 2023 and 2022 (less depreciation associated with furniture, equipment and leasehold improvements), partially offset by expenditures related to upgrading computer systems.

Amortization - The amortization expense decreased in the three and six-month periods ended June 30, 2023 compared to the same periods in 2022 by $0.1 million and $0.2 million, respectively. Based on the results of impairment reviews during the six-month period ended June 30, 2023, no such impairments were noted. Based on the results of impairment reviews during the six-month period ended June 30, 2022 we wrote off $0.1 million of amortizable assets.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three and six-month periods ended June 30, 2023 to the same periods in 2022, was primarily due to accretion of the discount and adjustments made to the estimated fair value of earnout obligations related to revised projections of future performance. During the three-month periods ended June 30, 2023 and 2022, we recognized $0.1 million and $0.2 million, respectively, of expense in each period, related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the six-month periods ended June 30, 2023 and 2022, we recognized $0.3 million and $0.4 million, respectively, of expense in each period, related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three and six-month periods ended June 30, 2022, we recognized $1.7 million of income and $1.8 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised projections of future performance for two and three acquisitions, respectively.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2023 and 2022, were 26.5% and 26.3%, respectively. The risk management segment’s effective income tax rates for the six-month periods ended June 30, 2023 and 2022, were 26.4% and 26.2%, respectively. In the first quarter of 2022, we increased our state effective income tax rate, which resulted in the overall U.S. effective income tax rate increasing from 25% to 26% and caused us to incur additional income tax expense. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment for the foreseeable future. In addition, in 2021, the U.K. government enacted tax legislation that increases the corporate income tax rate from 19% to 25% effective in April 2023.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency remeasurement. For a detailed discussion of the nature of these investments, see Note 14 to our most recent Annual Report on Form 10‑K as of December 31, 2022. For a detailed discussion of the nature of our debt, see Note 6 to our consolidated financial statements included herein as of June 30, 2023 and in Note 8 to our most recent Annual Report on Form 10‑K as of December 31, 2022.

Financial information relating to our corporate segment results for the three and six-month periods ended June 30, 2023 compared to the same periods in 2022 is as follows (in millions, except per share):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2023	2022	Change	2023	2022	Change
Revenues from consolidated clean coal production plants	$—	$—	$—	$—	$22.3	$(22.3)
Royalty income from clean coal licenses	—	0.3	(0.3)	—	0.7	(0.7)
Other net revenues	(0.1)	—	(0.1)	—	0.1	(0.1)
Total revenues	(0.1)	0.3	(0.4)	—	23.1	(23.1)
Cost of revenues from consolidated clean coal production plants	—	—	—	—	22.9	(22.9)
Compensation	26.3	22.8	3.5	55.9	49.7	6.2
Operating	37.6	9.4	28.2	69.7	30.6	39.1
Interest	77.8	64.6	13.2	145.7	128.5	17.2
Depreciation	1.2	0.9	0.3	2.3	1.8	0.5
Total expenses	142.9	97.7	45.2	273.6	233.5	40.1
Loss before income taxes	(143.0)	(97.4)	(45.6)	(273.6)	(210.4)	(63.2)
Benefit for income taxes	(51.8)	(42.2)	(9.6)	(120.2)	(106.1)	(14.1)
Net loss	(91.2)	(55.2)	(36.0)	(153.4)	(104.3)	(49.1)
Net loss attributable to noncontrolling interests	(0.7)	(0.5)	(0.2)	(1.4)	(0.8)	(0.6)
Net loss attributable to controlling interests	$(90.5)	$(54.7)	$(35.8)	$(152.0)	$(103.5)	$(48.5)
Diluted net loss per share	$(0.41)	$(0.25)	$(0.16)	$(0.69)	$(0.48)	$(0.21)
Identifiable assets at June 30				$2,528.6	$2,156.2
EBITDAC
Net loss	$(91.2)	$(55.2)	$(36.0)	$(153.4)	$(104.3)	$(49.1)
Benefit for income taxes	(51.8)	(42.2)	(9.6)	(120.2)	(106.1)	(14.1)
Interest	77.8	64.6	13.2	145.7	128.5	17.2
Depreciation	1.2	0.9	0.3	2.3	1.8	0.5
EBITDAC	$(64.0)	$(31.9)	$(32.1)	$(125.6)	$(80.1)	$(45.5)

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
•
Royalty income from clean coal licenses represents revenues related to Chem-Mod LLC. As of June 30, 2023, we held a 46.5% controlling interest in Chem-Mod LLC. As Chem-Mod LLC’s manager, we are required to consolidate its operations.
•
The decrease in royalty income in the three and six-month periods ended June 30, 2023 compared to the same periods in 2022, was due to the expiration of the IRC Section 45 program.

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

Compensation expense - Compensation expense in the three-month periods ended June 30, 2023 and 2022, includes salary, incentive compensation, and associated benefit expenses of $26.3 million and $22.8 million, respectively. The change in compensation expense for the three-month period ended June 30, 2023 compared to the same period in 2022 was primarily due to growth in base compensation and increased incentive compensation.

Compensation expense in the six-month periods ended June 30, 2023 and 2022, includes salary, incentive compensation, and associated benefit expenses of $55.9 million and $49.7 million, respectively. The change in compensation expense for the six-month period ended June 30, 2023 compared to the same period in 2022 was primarily due to growth in base compensation and increased incentive compensation.

Operating expense - Operating expense in the three-month period ended June 30, 2023, includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to acquisitions of $6.4 million, which includes $3.2 million of transaction-related costs as described on page 60 in note (2), other corporate and clean energy related expenses, including litigation matters, costs associated with a triennial corporate-wide meeting, technology and other professional fees, of $20.9 million, and a net unrealized foreign exchange remeasurement loss of $9.6 million.

Operating expense in the six-month period ended June 30, 2023, includes banking and related fees of $1.5 million, external professional fees and other due diligence costs related to acquisitions of $14.8 million, which includes $7.6 million of transaction‑related costs as described on page 60 in note (2), other corporate and clean energy related expenses, including litigation matters, costs associated with a triennial corporate-wide meeting, technology and other professional fees, of $43.7 million, and a net unrealized foreign exchange remeasurement loss of $9.7 million.

Operating expense in the three-month period ended June 30, 2022 includes banking and related fees $0.6 million, external professional fees and other due diligence costs related to acquisitions of $6.8 million, which includes $5.4 million of transaction‑related costs as described on page 60 in note (2), other corporate and clean energy related expenses, including technology and professional fees, of $15.6 million, partially offset by a net unrealized foreign exchange remeasurement gain of $13.6 million.

Operating expense in the six-month period ended June 30, 2022 includes banking and related fees $1.2 million, external professional fees and other due diligence costs related to acquisitions of $22.7 million, which includes $19.2 million of transaction‑related costs as described on page 60 in note (2), other corporate and clean energy related expenses, including technology and professional fees, of $23.4 million, partially offset by a net unrealized foreign exchange remeasurement gain of $16.7 million.

Interest expense - The increase in interest expense for the three and six-month periods ended June 30, 2023, compared to the same periods in 2022, was due to the following:

Change in interest expense related to:	Three-month period ended June 30, 2023	Six-month period ended June 30, 2023
Interest on borrowings from our Credit Agreement	$4.0	$6.1
Interest on the maturity of the Series G notes	(1.5)	(3.3)
Interest on the maturity of the Series E notes	(0.7)	(1.1)
Interest on the $500.0 million notes funded on June 13, 2018	0.6	1.1
Interest on the $950.0 million senior notes funded on March 2, 2023	13.6	18.1
Amortization of hedge gains/losses	(2.8)	(3.7)
Net change in interest expense	$13.2	$17.2

Depreciation - Depreciation expense in the three and six-month periods ended June 30, 2023 relates to corporate home office related assets.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local country statutory rates. The law that provides for IRC Section 45 tax credits expired in December 2019 for our fourteen 2009 Era Plants and expired in December 2021 for our twenty-one 2011 Era Plants. Our consolidated effective tax rate for the three-month period ended June 30, 2023 was 20.7% compared to 19.1% for the same period in 2022. Our consolidated effective tax rate for the six-month period ended June 30, 2023 was 20.0% compared to 18.6% for the same period in 2022. The tax rates for the three and six-month periods ended June 30, 2023 and 2022 were lower than the statutory rate primarily due to the income tax benefit of stock based awards as well as the revaluation in 2022 of deferred tax assets to a higher state effective tax rate. There were no tax credits produced in the three and six-month periods ended June 30, 2023 and 2022. In first quarter 2022, we increased our state effective income tax rate, which resulted in the overall U.S. effective income tax rate increasing from 25% to 26%, and caused us to incur additional income tax benefit during the quarter and recognize a one-time benefit related to the revaluation of certain deferred income tax assets. In addition, the production of IRC Section 45 clean energy tax credits ceased in December 2021.

Net loss attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended June 30, 2023 and 2022 include noncontrolling interest loss of $(0.7) million and $(0.5) million, respectively, related to our investment in Chem-Mod LLC. The amounts reported in this line for the six-month periods ended June 30, 2023 and 2022 include noncontrolling interest loss of $(1.4) million and $(0.8) million, respectively, related to our investment in Chem-Mod LLC. As of June 30, 2023 and 2022, we held a 46.5% controlling interest in Chem-Mod LLC. Also included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three and six-month periods ended June 30, 2023 and 2022 for the corporate segment (in millions):

	2023			2022
			Net Earnings			Net Earnings
		Income	(Loss)		Income	(Loss)
		Tax	Attributable to		Tax	Attributable to
	Pretax	(Provision)	Controlling	Pretax	(Provision)	Controlling
Three-Month Periods Ended June 30,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs	$(78.5)	$20.4	$(58.1)	$(65.2)	$16.9	$(48.3)
Clean energy related (1)	(3.2)	0.8	(2.4)	(3.1)	0.8	(2.3)
Acquisition costs (2)	(6.9)	1.0	(5.9)	(7.4)	0.6	(6.8)
Corporate (3) (4)	(53.7)	29.6	(24.1)	(21.2)	23.9	2.7
Corporate, as reported	(142.3)	51.8	(90.5)	(96.9)	42.2	(54.7)
Adjustments
Transaction-related costs (2)	3.2	(0.8)	2.4	5.6	(0.5)	5.1
Legal and tax related (3)	5.5	(0.5)	5.0	—	(7.0)	(7.0)
Components of Corporate Segment, as adjusted
Interest and banking costs	(78.5)	20.4	(58.1)	(65.2)	16.9	(48.3)
Clean energy related (1)	(3.2)	0.8	(2.4)	(3.1)	0.8	(2.3)
Acquisition costs	(3.7)	0.2	(3.5)	(1.8)	0.1	(1.7)
Corporate (4)	(48.2)	29.1	(19.1)	(21.2)	16.9	(4.3)
Adjusted three months	$(133.6)	$50.5	$(83.1)	$(91.3)	$34.7	$(56.6)

	2023			2022
			Net Earnings			Net Earnings
		Income	(Loss)		Income	(Loss)
		Tax	Attributable to		Tax	Attributable to
	Pretax	(Provision)	Controlling	Pretax	(Provision)	Controlling
Six-Month Periods Ended June 30,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs	$(147.2)	$38.3	$(108.9)	$(129.7)	$33.7	$(96.0)
Clean energy related (1)	(5.4)	1.4	(4.0)	(5.8)	1.5	(4.3)
Acquisition costs (2)	(16.4)	2.5	(13.9)	(25.8)	2.0	(23.8)
Corporate (3) (4)	(103.2)	78.0	(25.2)	(48.3)	68.9	20.6
Corporate, as reported	(272.2)	120.2	(152.0)	(209.6)	106.1	(103.5)
Adjustments
Transaction-related costs (2)	7.6	(1.9)	5.7	21.4	(1.7)	19.7
Legal and tax related (3)	5.5	(0.5)	5.0	—	(12.0)	(12.0)
Components of Corporate Segment, as adjusted
Interest and banking costs	(147.2)	38.3	(108.9)	(129.7)	33.7	(96.0)
Clean energy related (1)	(5.4)	1.4	(4.0)	(5.8)	1.5	(4.3)
Acquisition costs	(8.8)	0.6	(8.2)	(4.4)	0.3	(4.1)
Corporate (4)	(97.7)	77.5	(20.2)	(48.3)	56.9	8.6
Adjusted six months	$(259.1)	$117.8	$(141.3)	$(188.2)	$92.4	$(95.8)

(1)
Pretax loss for the three-month periods ended June 30, 2023 and 2022 is presented net of amounts attributable to noncontrolling interests of $(0.7) million and $(0.5) million, respectively. Pretax loss for the six-month periods ended June 30, 2023 and 2022 is presented net of amounts attributable to noncontrolling interests of $(1.4) million and $(0.8) million, respectively.
(2)
We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees primarily associated with our acquisition of Willis Re (primarily related to deferred closings in certain jurisdictions in 2022) and the acquisition of Buck, which was signed on December 20, 2022 and closed on April 3, 2023.
(3)
Adjustments in second quarter 2023 include additional U.K. income tax expense related to the non-deductibility of acquisition‑related adjustments made in the quarter and costs assocoated with legal and tax matters. Adjustments in second quarter 2022 include a one-time U.S. state tax benefit that resulted from legal entity restructuring and a favorable U.K. tax impact related to earnout liability adjustments. Adjustments in first quarter 2022 include a one‑time benefit related to the revaluation of certain deferred income tax assets associated with increasing our U.S. state effective income tax rate.
(4)
Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $(9.6) million in second quarter 2023 and a net unrealized foreign exchange remeasurement gain of $13.6 million in second quarter 2022. Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $(9.7) million in the six-month period ended June 30, 2023 and a net unrealized foreign exchange remeasurement gain of $16.7 million in the six-month period ended June 30, 2022.

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

Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, and net unrealized foreign exchange remeasurement. In addition, corporate includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses, the tax benefit from vesting of employee equity awards, as well as other permanent or discrete tax items not reflected in the provision for income taxes in the brokerage and risk management segments. The income tax benefit of stock based awards that vested or were settled in the six-month periods ended June 30, 2023 and 2022, was $46.8 million and $34.5 million, respectively, and is included in the table above in the Corporate line.

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

Please refer to our filings with the Securities Exchange Commission, including Item 1A, “Risk Factors,” on pages 25 through 27 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2022, for a more detailed discussion of these and other factors that could impact the information above.

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

On April 3, 2023, we acquired the partnership interests of Buck. See Note 3 to the consolidated financial statements for information on the purchase price consideration paid to acquire Buck. We funded the transaction using free cash flow and funds received from an unsecured senior notes offering. Buck was a leading provider of retirement, human resources and employee benefits consulting and administration services. Total expected expense to integrate Buck into our operations is approximately $125.0 million.

Operating Cash Flows

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement (defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2022 and for the six-month period ended June 30, 2023, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, and proceeds from issuances of senior unsecured notes.

Cash provided by operating activities was $440.9 million and $140.4 million for the six-month periods ended June 30, 2023 and 2022, respectively. The increase in cash provided by operating activities during the six-month period ended June 30, 2023 compared to the same period in 2022, was primarily due to growth in our core brokerage and risk management operations and timing differences between periods with cash receipts and disbursements related to accounts receivables and accrued compensation and other current liabilities compared to the same period in 2022. During the three-month period ended March 31, 2022, we collected $71.1 million of clean coal production related receivables and made $84.8 million in payments for clean coal production related payables that were accrued in our December 31, 2021 consolidated balance sheet. Due to the law governing IRC Section 45 tax credits expiring as of December 31, 2021, we did not have this cash flow activity during the three-month period ended June 30, 2023.

During the six-month period ended June 30, 2023 employee matching contributions to the 401(k) plan of $73.8 million relating to 2022 were funded using common stock. During the six-month period ended June 30, 2022, employee matching contributions to the 401(k) plan of $65.7 million relating to 2021 were funded using common stock.

Our cash flows from operating activities are primarily derived from our earnings from operations, as adjusted for our non‑cash expenses, which include depreciation, amortization, change in estimated acquisition earnout payables, deferred compensation, restricted stock and stock‑based and other non-cash compensation expenses. Historically, cash provided by operating activities was unfavorably impacted if the amount of IRC Section 45 tax credits generated (which is the amount we recognize for financial reporting purposes) was greater than the amount of tax credits utilized to reduce our tax cash obligations. Excess tax credits produced during the period resulted in an increase to our deferred tax assets, which is a net use of cash related to operating activities. In the six-month period ended June 30, 2023, Section 45 credits were no longer generated due to the IRC Section 45 program expiring as of December 31, 2021, and therefore the Section 45 credit utilization against our cash tax obligation resulted in favorable cash flow in the six-month period ended June 30, 2023. Please see “Clean Energy Investments” below for more information on their potential future impact on cash provided by operating activities.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non‑cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $1,435.2 million and $1,305.7 million for the six-month periods ended June 30, 2023 and 2022, respectively. Net earnings attributable to controlling interests were $721.0 million and $722.9 million for the six-month periods ended June 30, 2023 and 2022, respectively. We believe that EBITDAC items are indicators of trends in liquidity.

Change in Presentation of Fiduciary Assets and Liabilities in First Quarter 2023

In first quarter 2023, we changed the presentation of certain amounts and classifications in our consolidated balance sheet and statement of cash flows to identify and present fiduciary assets and liabilities and respective changes of these accounts in the balance sheet and statement of cash flows. These revisions also better reflect the cash flows associated with our operations. Lines for accounts receivable, fiduciary assets and fiduciary liabilities were added and lines for restricted cash, premiums and fees receivable and premiums payable to underwriting enterprises were removed. In addition to these changes, we moved the net change in fiduciary assets and liabilities from the operating section to the financing section of the statement of cash flows. We made the applicable revisions to the December 31, 2022 balance sheet and statement of cash flow for the six-month period ended June 30, 2022 to conform to the current period presentation. These changes had no impact on the 2022 consolidated statement of earnings or December 31, 2022 stockholders’ equity. See Note 1 to our June 30, 2023 unaudited consolidated financial statements for an additional discussion of the change in presentation of fiduciary assets and liabilities.

Defined Benefit Pension Plan

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Income Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2023 plan year, nor were we required to make any minimum contributions to the plan for the 2022 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the six-month periods ended June 30, 2023 and 2022. We are not considering making any discretionary contributions to the plan in 2023, but may be required to make minimum contributions to the plan in future periods.

Investing Cash Flows

Capital Expenditures - Capital expenditures were $88.8 million and $91.1 million for the six-month periods ended June 30, 2023 and 2022, respectively. In 2023, we expect total expenditures for capital improvements to be approximately $200.0 million, part of which is related to expenditures on office moves and investments being made in information technology and software development projects. Capital expenditures are lower in 2023 compared to 2022 primarily due to the timing of payments of these expenditures in 2023. Also impacting capital expenditures is the movement of information technology to cloud computing based technology from in‑house hosted environments. Expenditures made related to cloud computing based technology are accounted for as deferred costs versus fixed assets, which would reduce capital expenditures.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $1,049.5 million and $321.3 million in the six-month periods ended June 30, 2023 and 2022, respectively. In addition, during the six-month period ended June 30, 2023, we issued 1.8 million shares ($365.1 million) of our common stock as payment for a portion of the total consideration paid for 2023 acquisitions and earnout payments made in 2023. During the six-month period ended June 30, 2022, no shares were issued of our common stock as payment for consideration paid for 2022 acquisitions and earnout payments made in 2022. We completed twenty-five and fourteen acquisitions in the six-month periods ended June 30, 2023 and 2022, respectively. Annualized revenues of businesses acquired in the six-month periods ended June 30, 2023 and 2022 totaled approximately $418.1 million and $84.8 million, respectively. For the remainder of 2023, we expect to use new debt, our Credit Agreement, cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.

If liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.

Dispositions - During the six-month periods ended June 30, 2023 and 2022, we sold several books of business and recognized net gains of $5.4 million and $4.2 million, respectively. We received net cash proceeds of $4.8 million and $3.7 million related to the 2023 and 2022 transactions, respectively.

Clean Energy Investments - During the period from 2009 through 2021, we made significant investments in clean energy operations capable of producing refined coal that we believe qualified for tax credits under IRC Section 45. The IRC Section 45 tax credits generate positive cash flow by reducing the amount of federal income taxes we pay. We anticipate positive net cash flow related to IRC Section 45 activity in 2023. However, there are several variables that can impact net cash flow from clean energy investments in any given year. Therefore, accurately predicting cash flows in particular future periods is not possible at this time. However, if we continue to generate sufficient taxable income to use the tax credits produced by our IRC Section 45 investments, we anticipate that these investments will continue to generate positive net cash flows due to the utilization of IRC Section 45 tax credits to offset taxable income in years after the program expired. In October 2022, we filed our 2021 federal tax return and elected to continue a tax method change in that return. This resulted in an acceleration of the amount of tax credits that we utilized on the return by approximately $150.0 million, which was recorded in fourth quarter 2022. We also amended our 2014 and 2015 federal tax returns in fourth quarter 2022, which resulted in a refund of $3.7 million of IRC Section 45 tax credits. While we cannot precisely forecast the cash flow impact in any particular period, we anticipate that the net cash flow impact of IRC Section 45 activity will be positive overall. Please see “Clean energy investments” on page 60 for a more detailed description of these investments and their risks and uncertainties. Please see “Other Information” on page 39 for the cash flow impact of the expiration of laws governing tax credits.

Financing Cash Flows

On June 22, 2023, we entered into the Credit Agreement that provides for a five-year unsecured revolving credit facility in the amount of $1,200,000,000 (including a $75,000,000 letter of credit sub-facility), which is also available in Pounds Sterling, Canadian Dollars, Australian Dollars, New Zealand Dollars, Euros, Japanese Yen and any other currencies agreed by the lenders. We may also, upon the agreement of either one or more then-existing lenders or of additional banks not currently party to the Credit Agreement, increase the commitments under the Credit Agreement up to $1,700,000,000. The Credit Agreement permits us to designate wholly-owned subsidiaries located in certain jurisdictions as additional borrowers, the obligations of which will be guaranteed by the Company, subject to the terms and conditions set forth in the Credit Agreement. Any subsidiary that guarantees any notes under the Company’s existing note purchase agreements is required to guarantee the obligations under the Credit Agreement. There are currently no subsidiary borrowers or guarantors under the Credit Agreement.

Loans borrowed under the Credit Agreement bear interest at a variable annual rate based on a customary benchmark rate for each available currency Secured Overnight Financing Rate ( which we refer to as SOFR) (for loans in U.S. Dollars), or at our election solely for loans in U.S. Dollars, the base rate, plus in each case an applicable margin. The applicable margin is determined by reference to the rating of our long-term senior unsecured debt. Subject to certain conditions stated in the Credit Agreement, we may borrow, prepay and reborrow amounts under the Credit Agreement at any time during the term of the Credit Agreement. Funds borrowed under the Credit Agreement may be used for general corporate and working capital purposes of the Company and its subsidiaries.

The Credit Agreement also contains customary representations and warranties and affirmative and negative covenants, including financial covenants, as well as customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults.

Concurrently, on June 22, 2023, we paid off and terminated all of our obligations under the Second Amended and Restated Multicurrency Credit Agreement, dated as of June 7, 2019.

There were $495.0 million of borrowings outstanding under the Credit Agreement at June 30, 2023. Due to the outstanding letters of credit, $705.0 million remained available for potential borrowings under the Credit Agreement at June 30, 2023.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the six-month period ended June 30, 2023, we borrowed $2,125.0 million and repaid $1,690.0 million under our Credit Agreement. In the six-month period ended June 30, 2022, we borrowed $1,580.0 million and repaid $1,165.0 million under our Credit Agreement. Principal uses of the 2023 and 2022 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On September 20, 2022, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The amendment, among other things, extended the expiration date of the Premium Financing Debt Facility from September 15, 2023 to September 15, 2024, and increased the total commitment for the AU$ denominated tranche from AU$340.0 million to AU$410.0 million. The Premium Financing Debt Facility is comprised of: (i) Facility B, is separated into AU$350.0 million and NZ$10.0 million tranches (the NZ$ tranche will increase as of October 1, 2023 to NZ$25.0 million), (ii) Facility C, an AU$60.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche. At June 30, 2023, AU$255.0 million and NZ$0.0 million of borrowings were outstanding under Facility B, AU$13.7 million of borrowings were outstanding under Facility C and NZ$14.7 million of borrowings were outstanding under Facility D, which in aggregate amount to US$191.2 million of borrowings outstanding under the Premium Financing Debt Facility.

During February 2023, we used operating cash to fund the $50.0 million Series E note maturity that had a fixed rate of 5.49% that was due February 10, 2023.

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

At June 30, 2023, we had $2.550.0 million of Senior Notes, $3,948.0 million of corporate‑related borrowings outstanding under separate note purchase agreements entered into during the period from 2014 to 2021, $495.0 million of borrowings outstanding under our credit facility, $191.2 million outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $952.3 million. See Note 6 to our June 30, 2023 unaudited consolidated financial statements for a discussion of the terms of the Senior Notes, Note purchase agreements, the Credit Agreement and the Premium Financing Debt Facility.

During June 2023, we used operating cash to fund the $200.0 million Series N note maturity that had a fixed rate of 4.13% that was due June 24, 2023.

During June 2023, we used operating cash to fund the prepayment of the $50.0 million Series CC note floating rate of 90 day LIBOR plus 1.40%, balloon that was originally due on June 13, 2024.

Consistent with past practice, as of June 30, 2023, we have entered into pre-issuance hedging transactions of $500.0 million for 2024 and $400.0 million for 2025.

The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2023.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the six-month period ended June 30, 2023, we declared $238.1 million in cash dividends on our common stock, or $0.55 per common share, an 8% increase over the six-month period ended June 30, 2022. On July 26, 2023, we announced a quarterly dividend for third quarter 2023 of $0.55 per common share. This dividend level in 2023 will result in annualized net cash used by financing activities in 2023 of approximately $473.8 million (based on the number of outstanding shares as of June 30, 2023) or an anticipated increase in cash used of approximately $43.8 million compared to 2022. We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On March 8, 2021, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of debt securities, guarantees, common stock, preferred stock, warrants, depositary shares, purchase contracts, or units. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any securities under this registration statement. On November 15, 2022, we filed a shelf registration statement on Form S-4 with the with the SEC, registering 7.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At June 30, 2023, 6.9 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock. During the six-month periods ended June 30, 2023 and 2022, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long‑term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

At-the-Market Equity Program - On November 15, 2022, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to 3,000,000 shares of our common stock through Morgan Stanley as sales agent. We intend to use the net proceeds of sales under this program to fund future acquisitions from time to time or for general corporate purposes. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended June 30, 2023, we did not sell shares of our common stock under the program.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the six-month periods ended June 30, 2023 and 2022, were $66.0 million and $69.1 million, respectively. On May 10, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2017 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards that may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 12.0 million shares (less any shares of restricted stock issued under the LTIP - 2.8 million shares of our common stock were available for this purpose as of June 30, 2023) were available for grant under the LTIP at June 30, 2023. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the six-month periods ended June 30, 2023 and 2022, and we believe this favorable trend will continue in the foreseeable future.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning with the match paid in 2021, the amount matched by the company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $42.3 million and $40.0 million related to the plan in the six-month periods ended June 30, 2023 and 2022, respectively. During 2022, our board of directors authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2022 plan year to be funded with our common stock, which we funded in February 2023. During 2021, our board of directors authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2021 plan year to be funded with our common stock, which we funded in February 2022.

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

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2023. We did not have any material dispositions during the six-month period ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2023 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at June 30, 2023 approximated its carrying value due to its short‑term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at June 30, 2023.

At June 30, 2023, we had $6,498.0 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at June 30, 2023 was $5,481.7 million due to their long‑term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at June 30, 2023 and the resulting fair values would have been $586.5 million lower than their carrying value (or $5,911.5 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at June 30, 2023 and the resulting fair values would have been $1,390.8 million lower than their carrying value (or $5,107.2 million).

At June 30, 2023, we had $495.0 million of borrowings outstanding under our Credit Agreement and $191.2 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short‑term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at June 30, 2023, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2023 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $26.6 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2023 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $56.8 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During the three-month periods ended June 30, 2023 and 2022, we had several monthly forward contracts and options in place with an external financial institution that are designed to hedge a significant portion of our future U.K. and Norway currency revenues through various future payment dates. In addition, during the six-month periods ended June 30, 2023 and 2022, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant U.K. and Indian currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re‑measured at the stated point and the appropriate loss, if applicable, would be recognized. In the six-month period ended June 30, 2023 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the six-month period ended June 30, 2023. See Note 11 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) for each fiscal month in the three-month period ended June 30, 2023:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased (1)	per Share (2)	or Programs (3)	Programs (3) (4)
April 1 through April 30, 2023	16,603	$198.36	—	$1,500
May 1 through May 31, 2023	5,308	211.36	—	1,500
June 1 through June 30, 2023	10,619	215.01	—	1,500
Total	32,530	$205.92	—

(1)
Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 9 to the June 30, 2023 unaudited consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the second quarter of 2023, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2023 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after‑tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.
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
(4)
Dollar values stated in millions.

Item 5. Other Information

During the quarter ended June 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Filed with this Form 10‑Q

3.1.1	Certificate of Amendment of Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporation by reference to Exhibit 3.1 to our Form 8-K Current Report dated May 11, 2023, File No, 1-09761).

3.1.2	Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.2 to our Form 8-K Current Report dated May 11, 2023, File No. 1-09761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated December 6, 2022, File No. 1-09761).

10.1

Credit Agreement, dated as of June 22, 2023, by and among Arthur J. Gallagher & Co., as borrower, Bank of America, N.A., as administrative agent and L/C issuer, and the lenders and other L/C issuers party thereto (incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report dated June 23, 2023, File No. 1-09761).

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

Arthur J. Gallagher & Co.

Date: August 4, 2023	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)