Form 10-Q
period 2024-03-31
Arthur J. Gallagher & Co.
filed 2024-05-01
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of March 31, 2024 was approximately 218.5 million.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future of Arthur J Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us, Gallagher or the company, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: the impact of general economic conditions, including significant inflation, interest rates and market uncertainty; the effects of geopolitical volatility, including repercussions from the war in Ukraine and the Middle East; market and industry conditions, including competitive and pricing trends; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions and integrating recent acquisitions, including comments regarding the expected benefits of our acquisition of the Willis Towers Watson plc treaty reinsurance brokerage operations (which we refer to as Willis Re), BCHR Holdings, L.P., and its subsidiaries, dba Buck (which we refer to as Buck), Cadence Insurance, Inc. (which we refer to as Cadence Insurance), Eastern Insurance Group, LLC (which we refer to as Eastern Insurance), My Plan Manager Group Pty Ltd (which we refer to as My Plan Manager), and other acquisitions larger than our typical tuck-in acquisitions and the expected duration and costs of integrating such large acquisitions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, audits, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments, human capital management, including diversity and inclusion initiatives; and environmental, social and governance matters, including climate-resilience and climate-advising products and services and carbon emissions. These forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors that could impact results include:

•
Global economic and geopolitical events, such as high inflation and related monetary policy responses including increased interest rates; a recession or economic downturn, failures of financial institutions and other counterparties or a potential United States (U.S.) government shutdown or gridlock over increasing the U.S. debt ceiling; political violence, and instability, including geo-economic fragmentation;
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
•
Damage to our reputation, including as a result of environmental, social and governance (which we refer to as ESG) matters, and the potential for the Internet and social media to magnify the effects of such reputational issues;
•
Failure to meet our sustainability and ESG-related aspirations, goals and initiatives or to comply with increasingly complex climate-related regulations including increased risks related to “greenwashing”;
•
Failure to apply technology, data analytics and artificial intelligence effectively in driving value for our clients through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;

•
Risks associated with the use of artificial intelligence (which we refer to as AI) in our business operations, including regulatory, data privacy, cybersecurity, E&O and competition risks;
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
•
Risks arising from our international operations and changes in international conditions, including the risks posed by political and economic uncertainty in certain countries (including repercussions from the wars in Ukraine and the Middle East), maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti‑corruption, sanctions, and privacy laws, increasingly complex regulatory requirements related to climate change and sustainability issues and increased protectionism), tariffs, trade wars, climate change and other long-term environmental, social and governance matters and global health risks;
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
•
Cyber-attacks or other cybersecurity incidents and the heightened risk of such attacks as a result of the wars in Ukraine and the Middle East; improper disclosure of confidential, personal or proprietary data and changes to laws and regulations governing cybersecurity and data privacy;
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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, this Quarterly Report on Form 10-Q and any other reports we file with the SEC in the future.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended
	March 31,
	2024	2023
Commissions	$1,993.6	$1,747.4
Fees	951.2	705.7
Supplemental revenues	93.9	81.6
Contingent revenues	86.0	71.8
Interest income, premium finance revenues and other income	93.4	66.4
Revenues before reimbursements	3,218.1	2,672.9
Reimbursements	38.6	33.2
Total revenues	3,256.7	2,706.1
Compensation	1,725.9	1,415.5
Operating	435.7	382.5
Reimbursements	38.6	33.2
Interest	92.2	67.9
Depreciation	45.4	37.7
Amortization	162.3	121.7
Change in estimated acquisition earnout payables	(16.1)	41.8
Total expenses	2,484.0	2,100.3
Earnings before income taxes	772.7	605.8
Provision for income taxes	160.0	119.2
Net earnings	612.7	486.6
Net earnings attributable to noncontrolling interests	4.3	0.1
Net earnings attributable to controlling interests	$608.4	$486.5
Basic net earnings per share	$2.80	$2.29
Diluted net earnings per share	2.74	2.24
Dividends declared per common share	0.60	0.55

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended
	March 31,
	2024	2023
Net earnings	$612.7	$486.6
Change in pension liability, net of taxes	0.3	0.8
Foreign currency translation, net of taxes	(155.8)	33.3
Change in fair value of derivative investments, net of taxes	(1.4)	4.9
Comprehensive earnings	455.8	525.6
Comprehensive earnings attributable to noncontrolling interests	4.3	—
Comprehensive earnings attributable to controlling interests	$451.5	$525.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(Unaudited - in millions)

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$1,762.6	$971.5
Fiduciary assets	35,156.1	26,907.9
Accounts receivable, net	4,148.7	3,786.6
Other current assets	412.1	450.1
Total current assets	41,479.5	32,116.1
Fixed assets - net	704.8	726.4
Deferred income taxes (includes tax credit carryforwards of $821.3 in 2024 and $867.4 in 2023)	1,054.9	1,132.3
Other noncurrent assets	1,197.0	1,131.8
Right-of-use assets	385.9	400.3
Goodwill	11,532.1	11,475.6
Amortizable intangible assets - net	4,621.7	4,633.3
Total assets	$60,975.9	$51,615.8
Fiduciary liabilities	$35,156.1	$26,907.9
Accrued compensation and other current liabilities	3,467.3	2,553.1
Deferred revenue - current	720.6	644.7
Premium financing debt	184.3	289.0
Corporate related borrowings - current	108.2	670.0
Total current liabilities	39,636.5	31,064.7
Corporate related borrowings - noncurrent	7,989.6	7,006.0
Deferred revenue - noncurrent	64.7	61.5
Lease liabilities - noncurrent	338.0	352.2
Other noncurrent liabilities	1,602.9	2,316.1
Total liabilities	49,631.7	40,800.5
Stockholders' equity:
Common stock - issued and outstanding 218.5 shares in 2024 and 216.7 shares in 2023	218.5	216.7
Capital in excess of par value	7,502.0	7,297.8
Retained earnings	4,529.3	4,052.9
Accumulated other comprehensive loss	(949.0)	(792.1)
Stockholders' equity attributable to controlling interests	11,300.8	10,775.3
Stockholders' equity attributable to noncontrolling interests	43.4	40.0
Total stockholders' equity	11,344.2	10,815.3
Total liabilities and stockholders' equity	$60,975.9	$51,615.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net earnings	$612.7	$486.6
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	207.7	159.4
Change in estimated acquisition earnout payables	(16.1)	41.8
Amortization of deferred compensation and restricted stock	27.2	22.9
Stock-based and other noncash compensation expense	11.1	3.8
Payments on acquisition earnouts in excess of original estimates	(10.9)	(35.3)
Provision for deferred income taxes	55.7	31.9
Effect of changes in foreign exchange rates	(1.1)	0.3
Net change in accounts receivable, net	(471.9)	(642.2)
Net change in deferred revenue	80.1	74.7
Net change in other current assets	(8.7)	17.3
Net change in accrued compensation and other accrued liabilities	344.0	298.1
Net change in income taxes payable	(3.3)	21.0
Net change in other noncurrent assets and liabilities	(37.2)	(51.8)
Net cash provided by operating activities	789.3	428.5
Cash flows from investing activities:
Capital expenditures	(29.7)	(29.7)
Cash paid for acquisitions, net of cash and restricted cash acquired	(251.2)	(311.4)
Net proceeds from sales of operations/books of business	0.1	0.1
Net funding of investment transactions	0.1	0.4
Net funding of premium finance loans	88.8	84.0
Net cash used by investing activities	(191.9)	(256.6)
Cash flows from financing activities:
Payments on acquisition earnouts	(45.1)	(66.6)
Proceeds from issuance of common stock	52.0	30.3
Payments to noncontrolling interests	(3.1)	(0.7)
Dividends paid	(130.7)	(117.4)
Net change in fiduciary assets and liabilities	(205.8)	311.8
Net borrowings on premium financing debt facility	(92.4)	(83.7)
Borrowings on line of credit facility	1,078.2	605.0
Repayments on line of credit facility	(1,215.0)	(665.0)
Net borrowings of corporate related long-term debt	567.2	893.7
Debt acquisition costs	(9.3)	(9.3)
Settlements on terminated interest rate swaps	(1.4)	60.0
Net cash (used) provided by financing activities	(5.4)	958.1
Effect of changes in foreign exchange rates on cash, cash equivalents, restricted cash and fiduciary cash	(54.5)	(3.2)
Net increase in cash, cash equivalents, restricted cash and fiduciary cash	537.5	1,126.8
Cash, cash equivalents, restricted cash and fiduciary cash at beginning of period	6,543.3	4,964.2
Cash, cash equivalents, restricted cash and fiduciary cash at end of period	$7,080.8	$6,091.0

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2023	216.7	$216.7	$7,297.8	$4,052.9	$(792.1)	$40.0	$10,815.3
Net earnings	—	—	—	608.4	—	4.3	612.7
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Net change in pension asset/ liability, net of taxes of $0.1 million	—	—	—	—	0.3	—	0.3
Foreign currency translation	—	—	—	—	(155.8)	—	(155.8)
Change in fair value of derivative instruments, net of taxes of $(0.4) million	—	—	—	—	(1.4)	—	(1.4)
Compensation expense related to stock option plan grants	—	—	15.1	—	—	—	15.1
Common stock issued in:
Seven purchase transactions	0.4	0.4	87.9	—	—	—	88.3
Stock option plans	0.6	0.6	39.3	—	—	—	39.9
Employee stock purchase plan	0.1	0.1	12.1	—	—	—	12.2
Shares issued to benefit plans	0.4	0.4	98.1	—	—	—	98.5
Deferred compensation and restricted stock	0.3	0.3	(48.3)	—	—	—	(48.0)
Cash dividends declared on common stock	—	—	—	(132.0)	—	—	(132.0)
Balance at March 31, 2024	218.5	$218.5	$7,502.0	$4,529.3	$(949.0)	$43.4	$11,344.2

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

Notes to March 31, 2024 Consolidated Financial Statements (Unaudited)

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

Our brokerage segment operations provide brokerage and consulting services to entities of all types, including commercial, nonprofit, public sector entities, and, to a lesser extent, individuals, in the areas of insurance and reinsurance placements, risk of loss management, and management of employer sponsored benefit programs. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, nonprofit, captive and public sector entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third‑party claims management organization rather than the claim services provided by underwriting enterprises. The corporate segment reports the financial information related to our debt and other corporate costs, clean energy investments, external acquisition‑related expenses and the impact of foreign currency translation.

We do not assume insurance underwriting risk on a net basis, other than with respect to de minimis amounts necessary to provide minimum or regulatory capital to organize captives, pools, specialized underwriters or risk-retention groups. Rather, capital necessary for covering losses is provided by underwriting enterprises.

Interest income, premium finance revenues and other income are primarily generated from our premium financing operations, our invested cash and restricted cash we hold on behalf of our clients, as well as clean energy investments. In addition, our share of the net earnings related to partially owned entities that are accounted for using the equity method is included in other income.

We are a global insurance brokerage, risk management and consulting services firm, headquartered in Rolling Meadows, Illinois. We provide these services in approximately 130 countries around the world through our owned operations and a network of correspondent brokers and consultants.We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2023, and include all normal recurring adjustments necessary for a fair presentation of the information set forth. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023. In the preparation of our unaudited consolidated financial statements as of March 31, 2024, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition and/or disclosure therein.

Use of Estimates

The preparation of our unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our unaudited consolidated financial statements. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, right-of-use assets, investments, income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in the notes herein.

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

Climate Risk Disclosures

In March 2024, the SEC issued final climate-related disclosure rules that will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The disclosure requirements will begin phasing in for annual reports and registration statements including financial information with respect to annual periods beginning in calendar year 2025. On April 4, 2024, the SEC issued an order staying the rules during the pendency of a number of legal challenges to the rules’ validity. We are continuing to monitor these developments while evaluating the impact of the rules on our consolidated financial statements, which are expected to result in additional disclosures.

3. Business Combinations

During the three-month period ended March 31, 2024, we acquired substantially all of the ownership interest or net assets, as applicable, of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

							Total	Maximum
	Common	Common				Recorded	Recorded	Potential
Name and Effective	Shares	Share		Accrued	Escrow	Earnout	Purchase	Earnout
Date of Acquisition	Issued	Value	Cash Paid	Liability	Deposited	Payable	Price	Payable
	(000s)
Ericson Insurance Services, LLC January 1, 2024 (EIS)	129	$30.1	$26.5	$—	$3.0	$7.0	$66.6	$10.0
The Rowley Agency, LLC January 1, 2024 (TRA)	—	—	117.2	—	11.0	—	128.2	—
Ten other acquisitions completed in 2024	229	48.8	99.9	0.6	7.9	23.9	181.1	46.6
	358	$78.9	$243.6	$0.6	$21.9	$30.9	$375.9	$56.6

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

The fair value of these earnout obligations is generally based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement (discounted cash flow method of the income approach). In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 15.0% for our 2024 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rate was 9.0% for all of our 2024 acquisitions. In some instances, the fair value of these earnout obligations can be based on other valuation methods including the Black-Scholes Option Pricing Method or Monte Carlo Simulation method. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended March 31, 2024 and 2023, we recognized $18.8 million and $19.8 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended March 31, 2024 and 2023, we recognized $34.9 million of income and $22.0 million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 37 and 22 acquisitions, respectively. The net adjustments in the three-month period ended March 31, 2024, include changes made to the estimated fair value of the Willis Re acquisition earnout and reflect updated assumptions as of March 31, 2024. The aggregate amount of maximum earnout obligations related to acquisitions was $1,935.9 million as of March 31, 2024, of which $1,240.5 million was recorded in the consolidated balance sheet as of March 31, 2024, based on the estimated fair value of the expected future payments to be made, of which approximately $503.0 million can be settled in cash or stock at our option and $737.5 million must be settled in cash.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the three-month period ended March 31, 2024 (in millions):

			Ten Other
	EIS	TRA	Acquisitions	Total
Cash and cash equivalents	$0.1	$4.1	$4.3	$8.5
Fiduciary assets	1.0	2.6	10.4	14.0
Other current assets	3.5	0.5	4.5	8.5
Fixed assets	—	0.4	0.1	0.5
Noncurrent assets	0.1	1.7	1.0	2.8
Goodwill	27.4	65.8	94.1	187.3
Expiration lists	35.9	57.4	88.1	181.4
Non-compete agreements	0.5	0.6	3.3	4.4
Total assets acquired	68.5	133.1	205.8	407.4
Fiduciary liabilities	1.0	2.6	10.4	14.0
Current liabilities	0.8	0.6	7.2	8.6
Noncurrent liabilities	0.1	1.7	7.1	8.9
Total liabilities assumed	1.9	4.9	24.7	31.5
Total net assets acquired	$66.6	$128.2	$181.1	$375.9

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $187.3 million, $181.4 million and $4.4 million, respectively, within the brokerage segment.

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

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews during the three-month period ended March 31, 2024 no impairments were noted. Based on the results of impairment reviews during the three-month period ended March 31, 2023, we wrote off $0.1 million of amortizable assets related to the brokerage and risk management segments.

Of the $181.4 million of expiration lists and $4.4 million of non-compete agreements related to our acquisitions made during the three-month period ended March 31, 2024, $22.7 million and $1.6 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $5.7 million, and a corresponding amount of goodwill, in the three-month period ended March 31, 2024, related to the nondeductible amortizable intangible assets.

Our unaudited consolidated financial statements for the three-month period ended March 31, 2024 include the operations of the entities acquired in the three-month period ended March 31, 2024 from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2023 (in millions, except per share data):

	Three-month period ended
	March 31,
	2024	2023
Total revenues	$3,257.9	$2,727.5
Net earnings attributable to controlling interests	608.3	488.3
Basic net earnings per share	2.80	2.29
Diluted net earnings per share	2.74	2.25

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2023, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the three-month period ended March 31, 2024 totaled approximately $69.2 million. For the three-month period ended March 31, 2024, total revenues, net pre-tax loss and net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables (EBITDAC) recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the three-month period ended March 31, 2024 in the aggregate, were $12.2 million, $(5.7) million and $(1.1) million, respectively.

4. Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	March 31, 2024	December 31, 2023
Unbilled receivables	$1,641.1	$1,093.7
Deferred contract costs	112.2	169.1
Deferred revenue	785.3	706.2

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

		Risk
	Brokerage	Management	Total
Deferred revenue at December 31, 2023	$533.6	$172.6	$706.2
Incremental deferred revenue	322.4	17.2	339.6
Revenue recognized during the three-month period ended March 31, 2024 included in deferred revenue at December 31, 2023	(252.2)	(16.0)	(268.2)
Net change in collected billings/deposits received from customers	8.4	2.5	10.9
Impact of change in foreign exchange rates	(6.8)	(0.5)	(7.3)
Deferred revenue recognized from business acquisitions	4.1	—	4.1
Deferred revenue at March 31, 2024	$609.5	$175.8	$785.3

Revenue recognized during the three-month period ended March 31, 2024 in the table above included revenue from 2023 acquisitions that would not be reflected in prior periods.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of March 31, 2024, the aggregate amount of the contract price allocated to remaining performance obligations was $785.3 million. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2024 (remaining nine months)	$534.1	$101.3	$635.4
2025	59.7	31.3	91.0
2026	12.2	14.2	26.4
2027	1.8	11.5	13.3
2028	0.9	6.1	7.0
Thereafter	0.8	11.4	12.2
Total	$609.5	$175.8	$785.3

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $112.2 million and $169.1 million as of March 31, 2024 and December 31, 2023, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $204.0 million and $177.2 million for the three-month periods ended March 31, 2024 and 2023, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5. Intangible Assets

The carrying amount of goodwill at March 31, 2024 and December 31, 2023 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At March 31, 2024
United States	$6,425.2	$74.8	$—	$6,500.0
United Kingdom	2,493.3	18.4	—	2,511.7
Canada	607.8	—	—	607.8
Australia	493.8	129.9	—	623.7
New Zealand	193.5	9.0	—	202.5
Other foreign	1,067.4	—	19.0	1,086.4
Total goodwill	$11,281.0	$232.1	$19.0	$11,532.1
At December 31, 2023
United States	$6,304.5	$74.8	$—	$6,379.3
United Kingdom	2,493.4	18.5	—	2,511.9
Canada	623.7	—	—	623.7
Australia	514.6	135.9	—	650.5
New Zealand	204.2	9.6	—	213.8
Other foreign	1,077.4	—	19.0	1,096.4
Total goodwill	$11,217.8	$238.8	$19.0	$11,475.6

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2024 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2023	$11,217.8	$238.8	$19.0	$11,475.6
Goodwill acquired during the period	187.3	—	—	187.3
Goodwill true-ups due to appraisals and other acquisition adjustments (see Note 3)	(31.9)	—	—	(31.9)
Foreign currency translation adjustments during the period	(92.2)	(6.7)	—	(98.9)
Balance as of March 31, 2024	$11,281.0	$232.1	$19.0	$11,532.1

Major classes of amortizable intangible assets at March 31, 2024 and December 31, 2023 consist of the following (in millions):

	March 31,	December 31,
	2024	2023
Expiration lists	$8,342.8	$8,222.8
Accumulated amortization - expiration lists	(3,857.7)	(3,733.2)
	4,485.1	4,489.6
Non-compete agreements	115.1	112.2
Accumulated amortization - non-compete agreements	(78.2)	(74.9)
	36.9	37.3
Trade names	168.6	171.8
Accumulated amortization - trade names	(68.9)	(65.4)
	99.7	106.4
Net amortizable assets	$4,621.7	$4,633.3

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows (in millions):

2024 (remaining nine months)	$473.3
2025	593.8
2026	550.9
2027	513.1
2028	472.3
Thereafter	2,018.3
Total	$4,621.7

6. Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):	March 31,	December 31,
	2024	2023
Senior Notes:
Semi-annual payments of interest, fixed rate of 2.40%, balloon due November 9, 2031	$400.0	$400.0
Semi-annual payments of interest, fixed rate of 5.50%, balloon due March 2, 2033	350.0	350.0
Semi-annual payments of interest, fixed rate of 6.50%, balloon due February 15, 2034	400.0	400.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due July 15, 2034	500.0	—
Semi-annual payments of interest, fixed rate of 3.50%, balloon due May 20, 2051	850.0	850.0
Semi-annual payments of interest, fixed rate of 3.05%, balloon due March 9, 2052	350.0	350.0
Semi-annual payments of interest, fixed rate of 5.75%, balloon due March 2, 2053	600.0	600.0
Semi-annual payments of interest, fixed rate of 6.75%, balloon due February 15, 2054	600.0	600.0
Semi-annual payments of interest, fixed rate of 5.75%, balloon due July 15, 2054	500.0	—
Total Senior Notes	4,550.0	3,550.0
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	—	100.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	—	325.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	30.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	341.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	69.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	79.0
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100.0	100.0
Semi-annual payments of interest, fixed rate of 2.46%, balloon due May 5, 2036	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	56.0
Total Note Purchase Agreements	3,523.0	3,948.0
Credit Agreement:
Periodic payments of interest and principal, prime or SOFR plus up to 1.075%, expires June 22, 2028	108.2	245.0
Premium Financing Debt Facility - expires October 31, 2025:
Facility B
AUD denominated tranche, interbank rates plus 1.500%	176.2	249.0
NZD denominated tranche, interbank rates plus 1.850%	—	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.830%	—	31.4
NZD denominated tranche, interbank rates plus 0.990%	8.1	8.6
Total Premium Financing Debt Facility	184.3	289.0
Total corporate and other debt	8,365.5	8,032.0
Less unamortized debt acquisition costs on Senior Notes and Note Purchase Agreements	(47.7)	(38.4)
Less unamortized discount on Bonds Payable	(35.7)	(28.6)
Net corporate and other debt	$8,282.1	$7,965.0

Senior Notes - On February 12, 2024, we closed and funded an offering of $1,000.0 million of unsecured senior notes in two tranches. The $500.0 million aggregate principal amount of 5.45% Senior Notes is due in 2034 (which we refer to as the 2034 July Notes) and $500.0 million aggregate principal amount of 5.75% Senior Notes is due in 2054 (which we refer to as the 2054 July Notes). The weighted average interest rate is 5.71% per annum after giving effect to underwriting costs and a net hedge loss. During 2023, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash loss of approximately $1.4 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended
	March 31,
	2024	2023
Net earnings attributable to controlling interests	$608.4	$486.5
Weighted average number of common shares outstanding	217.5	212.8
Dilutive effect of stock options using the treasury stock method	4.5	4.2
Weighted average number of common and common equivalent shares outstanding	222.0	217.0
Basic net earnings per share	$2.80	$2.29
Diluted net earnings per share	$2.74	$2.24

Anti-dilutive stock-based awards of 0.5 million and 0.3 million shares were outstanding at the three-month periods ended March 31, 2024 and 2023, respectively, which were excluded in the computation of the dilutive effect of stock-based awards for the three-month periods then ended. These stock‑based awards were excluded from the computation because the exercise prices on these stock‑based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) was 2.5 million at March 31, 2024.

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

On March 1, 2024, the compensation committee granted 1,044,000 options under the LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2027, 2028 and 2029, respectively. On March 15, 2023, the compensation committee granted 1,131,000 options under the LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2026, 2027 and 2028, respectively. The 2024 and 2023 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. Stock options granted in 2023 to certain executive officers age 55 or older are not subject to forfeiture upon such officers' departure from the company after two years from date of grant. Stock options granted in 2024 to certain executive officers are not subject to forfeiture upon such officers’ departure from the company once they attain the age of 62.

During the three-month periods ended March 31, 2024 and 2023, we recognized $15.1 million and $7.7 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2024	2023
Expected dividend yield	1.0%	1.2%
Expected risk-free interest rate	4.2%	3.6%
Volatility	25.3%	25.0%
Expected life (in years)	5.5	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2024 and 2023, as determined on the grant date using the Black-Scholes option pricing model, was $69.55 and $46.25, respectively.

The following is a summary of our stock option activity and related information for 2024 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2024
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	7.9	$123.85
Granted	1.0	243.54
Exercised	(0.7)	73.33
Forfeited or canceled	—	—
Ending balance	8.2	$143.53	4.30	$869.5
Exercisable at end of period	2.4	$88.13	2.37	$384.1
Ending unvested and expected to vest	5.2	$164.31	5.10	$448.7

Options with respect to 10.8 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at March 31, 2024.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2024 and 2023 was $123.4 million and $77.5 million, respectively. As of March 31, 2024, we had approximately $163.4 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2024 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$70.74	—	$70.74	0.5	0.96	$70.74	0.5	$70.74
79.59	—	79.59	0.7	1.95	79.59	0.8	79.59
86.17	—	86.17	1.2	2.95	86.17	0.7	86.17
127.90	—	127.90	1.4	3.96	127.90	0.4	127.90
156.85	—	156.85	1.0	4.84	156.85	—	—
158.56	—	161.14	1.1	4.96	158.65	—	—
177.09	—	202.13	1.2	5.96	177.78	—	—
243.54	—	243.54	1.1	6.92	243.54	—	—
$70.74	—	$243.54	8.2	4.30	$143.53	2.4	$88.13

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

In the first quarters of 2024 and 2023, the compensation committee approved $23.2 million and $25.1 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2024 and 2023, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2024 and 2023 awards. During each of the three-month periods ended March 31, 2024 and 2023, we charged $4.0 million to compensation expense related to these awards.

In the first quarters of 2024 and 2023, the compensation committee approved $2.3 million and $3.0 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in the first quarters of 2024 and 2023, respectively. During the three-month periods ended March 31, 2024 and 2023, we charged $0.5 million and $0.6 million, respectively, to compensation expense related to these awards. There were no distributions from the sub-plans during the three-month period ended March 31, 2024. There were $2.4 million of distributions from the sub‑plans during the three-month period ended March 31, 2023.

At March 31, 2024 and December 31, 2023, we recorded $106.0 million (related to 2.2 million shares) and $81.1 million (related to 2.2 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity-based awards under the plan at March 31, 2024 and December 31, 2023 was $554.6 million and $504.9 million, respectively. During the three-month periods ended March 31, 2024 and 2023, cash and equity awards with an aggregate fair value of $7.9 million and $6.1 million, respectively, were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarters of 2024 and 2023, the compensation committee approved $8.1 million and $9.8 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the first quarters of 2024 and 2023, respectively. During the three-month periods ended March 31, 2024 and 2023, we charged $4.8 million and $3.8 million, respectively, to compensation expense related to these awards. There were no distributions from the DCPP during the three-month period ended March 31, 2024. There were $0.2 million of distributions from the DCPP during the three-month period ended March 31, 2023.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At March 31, 2024, 2.5 million shares were available for grant under the LTIP for such awards.

In the first quarters of 2024 and 2023, we granted 345,000 and 378,000 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $83.9 million and $67.0 million, respectively, at the date of grant. These 2024 and 2023 awards of restricted stock units vest in full based on continued employment through March 1, 2029 and March 15, 2028, respectively.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our unaudited consolidated financial statements. During the three-month periods ended March 31, 2024 and 2023, we recognized $12.9 million and $9.7 million, respectively, to compensation expense related to restricted stock unit awards granted in 2017 through 2023. The total intrinsic value of unvested restricted stock units at March 31, 2024 and 2023 was $402.0 million and $387.5 million, respectively. During the three-month periods ended March 31, 2024 and 2023, equity awards (including accrued dividends) with an aggregate value of $83.3 million and $60.8 million, respectively, were vested and distributed to employees under this plan.

Performance Share Awards

On March 1, 2024 and March 15, 2023, pursuant to the LTIP, respectively, the compensation committee approved 58,000 and 58,000, respectively, of provisional performance share awards, with an aggregate fair value of $14.2 million and $10.3 million, respectively, for future grants to our officers. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2024 Proxy Statement). Earned shares for the 2024 and 2023 provisional awards will fully vest based on continuous employment through March 1, 2027 and March 15, 2026, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable thereafter. The 2024 and 2023 awards are subject to a three-year performance period that began on January 1, 2024 and 2023, respectively, and vest on the three-year anniversary of the date of grant (March 1, 2027 and March 15, 2026). Performance share awards granted in 2023 to certain executive officers age 55 or older are not subject to forfeitures upon such officers' departure from the company after two years from date of grant. Performance share awards granted in 2024 to certain executive officers are not subject to forfeiture upon such officers’ departure from the company once they attain the age of 62. In each case, the awards vest on a pro rata basis based on the number of months rounded up during which the officer was employed during the three-year performance period. During the three-month periods ended March 31, 2024 and 2023, we recognized $5.0 million and $4.7 million, respectively, to compensation expense related to performance share awards granted in 2020 through 2024. The total intrinsic value of unvested performance share awards at March 31, 2024 and 2023 was $94.9 million and $66.3 million, respectively. During the three-month periods ended March 31, 2024 and 2023, equity awards (including accrued dividends) with an aggregate fair value of $31.6 million and $28.9 million, respectively, were vested and distributed to employees under this plan.

Cash Awards

Pursuant to our Performance Unit Program (which we refer to as the Program), there were no units granted in the three-month periods ended March 31, 2024 and 2023. The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units will fully vest based on continuous employment through the three-year vesting period. The ultimate award value will be equal to the trailing twelve-month price of our common stock, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.

On March 15, 2022, pursuant to the Program, the compensation committee approved provisional cash awards of $19.9 million in the aggregate for future grants to our officers and key employees that are denominated in units (125,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. During the three-month periods ended March 31, 2024 and 2023, we recognized $3.4 million and $2.6 million, respectively, to compensation expense related to these awards.

On March 16, 2021, pursuant to the Program, the compensation committee approved provisional cash awards of $18.8 million in the aggregate for future grants to our officers and key employees that are denominated in units (147,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Based on our performance for 2021, we granted 143,000 units under the Program in the first quarter of 2022 that fully vested on January 1, 2024. During the three-month period ended March 31, 2023, we recognized $3.3 million to compensation expense related to these awards.

During the three-month period ended March 31, 2024, cash awards related to the 2021 provisional award with an aggregate fair value of $25.4 million (129,000 units in the aggregate) were vested and distributed to employees under the program. During the three-month period ended March 31, 2023, cash awards related to the 2020 provisional award with an aggregate fair value of $24.7 million (191,000 units in the aggregate) were vested and distributed to employees under the Program.

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

We have not received or pledged any collateral related to derivative arrangements at March 31, 2024.

The notional and fair values of derivatives designated as hedging instruments are as follows at March 31, 2024 and December 31, 2023 (in millions):

		Derivative Assets		Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At March 31, 2024
Interest rate contracts	$—	Other current assets	$—	Accrued compensation and other current liabilities	$—
		Other noncurrent assets	—	Other noncurrent liabilities	—
Foreign exchange contracts (1)	57.3	Other current assets	3.2	Accrued compensation and other current liabilities	3.3
		Other noncurrent assets	9.2	Other noncurrent liabilities	1.8
Total	$57.3		$12.4		$5.1
At December 31, 2023
Interest rate contracts	$150.0	Other current assets	$—	Accrued compensation and other current liabilities	$5.7
		Other noncurrent assets	—	Other noncurrent liabilities	—
Foreign exchange contracts (1)	67.8	Other current assets	3.9	Accrued compensation and other current liabilities	3.9
		Other noncurrent assets	14.2	Other noncurrent liabilities	4.0
Total	$217.8		$18.1		$13.6

(1)
Included within foreign exchange contracts at March 31, 2024 were $662.6 million of call options, offset with $662.6 million of put options, and $4.1 million of buy forwards, offset with $61.5 million of sell forwards. Included within foreign exchange contracts at December 31, 2023 were $331.3 million of call options, offset with $331.3 million of put options, and $5.5 million of buy forwards, offset with $73.3 million of sell forwards.

The effect of cash flow hedge accounting on accumulated other comprehensive loss for the three-month periods ended March 31, 2024 and 2023 were as follows (in millions):

			Amount of
		Amount of	Gain
		Gain (Loss)	Recognized
	Amount of	Reclassified	in Earnings
	Gain (Loss)	from	Related to
	Recognized in	Accumulated	Amount
	Accumulated	Other	Excluded
	Other	Comprehensive	from
	Comprehensive	Loss into	Effectiveness	Statement of Earnings
Instrument	Loss (1)	Earnings	Testing	Classification
Three-month period ended March 31, 2024
Interest rate contracts	$0.7	$(0.3)	$—	Interest expense
Foreign exchange contracts	(3.4)	0.2	—	Commission revenue
		(0.5)	0.3	Compensation expense
		(0.3)	0.2	Operating expense
Total	$(2.7)	$(0.9)	$0.5
Three-month period ended March 31, 2023
Interest rate contracts	$(10.1)	$(0.3)	$—	Interest expense
Foreign exchange contracts	15.9	0.6	—	Commission revenue
		(0.5)	0.6	Compensation expense
		(0.3)	0.4	Operating expense
Total	$5.8	$(0.5)	$1.0

(1)
For the three-month period ended March 31, 2024, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a gain of $0.3 million. For the three-month period ended March 31, 2023, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a gain of $0.5 million.

We estimate that approximately $10.7 million of pretax gain currently included within accumulated other comprehensive loss will be reclassified into earnings in the next twelve months.

12. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note Purchase Agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase obligations at March 31, 2024 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2024	2025	2026	2027	2028	Thereafter	Total
Senior Notes	$—	$—	$—	$—	$—	$4,550.0	$4,550.0
Note Purchase Agreements	—	200.0	640.0	478.0	200.0	2,005.0	3,523.0
Credit Agreement	108.2	—	—	—	—	—	108.2
Premium Financing Debt Facility	184.3	—	—	—	—	—	184.3
Interest on debt	240.4	374.0	355.0	336.7	317.2	4,285.8	5,909.1
Total debt obligations	532.9	574.0	995.0	814.7	517.2	10,840.8	14,274.6
Operating lease obligations	81.0	103.8	86.3	69.1	52.4	81.9	474.5
Less sublease arrangements	(1.7)	(1.8)	(1.6)	(1.6)	(1.1)	(0.8)	(8.6)
Outstanding purchase obligations	103.5	68.1	28.2	21.6	15.1	47.1	283.6
Total contractual obligations	$715.7	$744.1	$1,107.9	$903.8	$583.6	$10,969.0	$15,024.1

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

Outstanding Purchase Obligations - The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at March 31, 2024. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, and financial guarantees as of March 31, 2024 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2024	2025	2026	2027	2028	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$23.7	$23.7
Financial guarantees	1.4	0.2	0.1	0.1	—	—	1.8
Total commitments	$1.4	$0.2	$0.1	$0.1	$—	$23.7	$25.5

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

Since January 1, 2002, we have acquired 713 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2020 to 2024 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,935.9 million, of which $1,240.5 million was recorded in our consolidated balance sheet as of March 31, 2024 based on the estimated fair value of the expected future payments to be made, of which approximately $503.0 million can be settled in cash or stock at our option and $737.5 million must be settled in cash.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at March 31, 2024 or December 31, 2023, that was recourse to us.

At March 31, 2024, we had posted two letters of credit totaling $9.3 million, in the aggregate, related to our self‑insurance deductibles, for which we had a recorded liability of $12.9 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At March 31, 2024, we had posted eight letters of credit totaling $13.0 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity, one letter of credit totaling $0.9 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition and one letter of credit totaling $0.5 million as a security deposit for a 2015 acquisition’s lease. These letters of credit have never been drawn upon.

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

Contingent Liabilities - We purchase insurance to provide protection from errors and omissions (which we refer to as E&O) claims that may arise during the ordinary course of business. Currently we retain the first $15.0 million of each and every E&O claim up to $15.0 million. In addition, we retain, in aggregate, up to another $2.0 million between $15.0 million and $100.0 million, plus up to another $10.0 million between $100.0 million and $225.0 million, and up to another $20.0 million between $225.0 million and $400.0 million. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the March 31, 2024 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $8.1 million and below the upper end of the actuarial range by $5.6 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

Tax-advantaged Investments No Longer Held - Between 1996 and 2007, we developed and then sold portions of our ownership in various energy related investments, many of which qualified for tax credits under IRC Section 29. We recorded tax benefits in connection with our ownership in these investments. At March 31, 2024, we had exposure on $108.0 million of previously earned tax credits. Under the Tax Cuts and Jobs Act, a portion of these previously earned tax credits were refunded in 2019 for tax year 2018, according to a specific formula. Under the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act), which was passed on March 27, 2020, we accelerated the refund of all remaining credits on April 17, 2020, and the remaining credits were refunded to us in the second quarter of 2020. In 2004, 2007 and 2009, the IRS examined several of these investments and all examinations were closed without any changes being proposed by the IRS. However, any future adverse tax audits, administrative rulings or judicial decisions could disallow previously claimed tax credits.

Due to the contingent nature of this exposure and our related assessment of its likelihood, no reserve has been recorded in our March 31, 2024 consolidated balance sheet related to this exposure.

13. Supplemental Disclosures of Cash Flow Information

	Three-month period ended March 31,
Supplemental disclosures of cash flow information (in millions):	2024	2023
Interest paid	$104.4	$60.1
Income taxes paid, net	71.7	53.5

The following is a reconciliation of our end of period cash, cash equivalents, restricted cash and fiduciary cash balances as presented in the consolidated statement of cash flows for the three-month periods ended March 31, 2024 and 2023 (in millions):

	March 31,
	2024	2023
Cash and cash equivalents - non-restricted cash	$1,571.6	$1,345.7
Cash and cash equivalents - restricted cash	191.0	204.2
Total cash and cash equivalents	1,762.6	1,549.9
Fiduciary cash	5,318.2	4,541.1
Total cash, cash equivalents, restricted cash and fiduciary cash	$7,080.8	$6,091.0

Fiduciary cash is included in fiduciary assets in our consolidated balance sheet.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $26.1 million and $21.0 million related to the plan in the three-month periods ended March 31, 2024 and 2023, respectively. During 2023, our board of directors authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2023 plan year to be funded with our common stock, which was funded in February 2024. During 2022, our board of directors authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2022 plan year to be funded with our common stock, which was funded in February 2023.

14. Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following (in millions):

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Loss
Balance as of December 31, 2023	$(37.1)	$(867.4)	$112.4	$(792.1)
Net change in period	0.3	(155.8)	(1.4)	(156.9)
Balance as of March 31, 2024	$(36.8)	$(1,023.2)	$111.0	$(949.0)

The foreign currency translation during the three-month period ended March 31, 2024 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in the Australia, Canada, the Caribbean, India, New Zealand, the U.K. and other non-U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, British pound, Canadian dollar and New Zealand dollar. To prepare our unaudited consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during the three-month period ended March 31, 2024 primarily relates to goodwill (see Note 5 for the impact on goodwill) and amortizable intangible assets held by operations with a non-USD functional currency.

During the three-month periods ended March 31, 2024 and 2023, $0.5 million and $1.3 million, of expense, respectively, related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During the three-month periods ended March 31, 2024 and 2023, $0.9 million and $0.5 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During the three-month periods ended March 31, 2024 and 2023, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

15. Segment Information

We have three reportable segments: brokerage, risk management and corporate.

The brokerage segment is primarily comprised of our retail and wholesale insurance and reinsurance brokerage operations. The brokerage segment (which comprises our retail property/casualty, wholesale, reinsurance, benefits and captive operations) generates revenues through commissions paid by underwriting enterprises and through fees charged to our clients. Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks.

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

Allocations of interest income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using the local country statutory rates. Reported operating results by segment would change if different methods were applied.

Financial information relating to our segments for the three-month periods ended March 31, 2024 and 2023 as follows

(in millions):

	Three-month period ended March 31,
	2024	2023
Brokerage
Total revenues	$2,864.9	$2,375.2
Earnings before income taxes	$876.1	$690.9
Identifiable assets at March 31, 2024 and 2023	$56,371.6	$40,919.9
Risk Management
Total revenues	$391.4	$330.8
Earnings before income taxes	$53.2	$45.5
Identifiable assets at March 31, 2024 and 2023	$1,673.5	$1,126.7
Corporate
Total revenues	$0.4	$0.1
Loss before income taxes	$(156.6)	$(130.6)
Identifiable assets at March 31, 2024 and 2023	$2,930.8	$3,047.8
Total
Total revenues	$3,256.7	$2,706.1
Earnings before income taxes	$772.7	$605.8
Identifiable assets at March 31, 2024 and 2023	$60,975.9	$45,094.4

Disaggregation of Revenue

We disaggregate our revenue from contracts with clients by type and geographic location for each of our segments, as we believe it best depicts how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

Revenues by type and segment for the three-month period ended March 31, 2024 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,993.6	$—	$—	$1,993.6
Fees	606.7	344.5	—	951.2
Supplemental revenues	93.9	—	—	93.9
Contingent revenues	86.0	—	—	86.0
Interest income, premium finance revenues and other income	84.7	8.3	0.4	93.4
Revenues before reimbursements	2,864.9	352.8	0.4	3,218.1
Reimbursements	—	38.6	—	38.6
Total revenues	$2,864.9	$391.4	$0.4	$3,256.7

Revenues by geographical location and segment for the three-month period ended March 31, 2024 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,814.0	$320.5	$0.4	$2,134.9
United Kingdom	584.8	14.0	—	598.8
Australia	68.0	53.0	—	121.0
Canada	103.1	1.7	—	104.8
New Zealand	41.7	2.2	—	43.9
Other foreign	253.3	—	—	253.3
Total revenues	$2,864.9	$391.4	$0.4	$3,256.7

Revenues by type and segment for the three-month period ended March 31, 2023 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
Commissions	$1,747.4	$—	$—	$1,747.4
Fees	412.7	293.0	—	705.7
Supplemental revenues	81.6	—	—	81.6
Contingent revenues	71.8	—	—	71.8
Interest income, premium finance revenues and other income	61.7	4.6	—	66.3
Other net revenues	—	—	0.1	0.1
Revenues before reimbursements	2,375.2	297.6	0.1	2,672.9
Reimbursements	—	33.2	—	33.2
Total revenues	$2,375.2	$330.8	$0.1	$2,706.1

Revenues by geographical location and segment for the three-month period ended March 31, 2023 are as follows (in millions):

		Risk
	Brokerage	Management	Corporate	Total
Revenues:
United States	$1,475.3	$280.1	$0.1	$1,755.5
United Kingdom	513.5	11.3	—	524.8
Australia	64.2	34.0	—	98.2
Canada	93.7	1.5	—	95.2
New Zealand	38.0	3.9	—	41.9
Other foreign	190.5	—	—	190.5
Total revenues	$2,375.2	$330.8	$0.1	$2,706.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month period ended March 31, 2024. Readers should review this information in conjunction with the March 31, 2024 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2023.

Prior Year Discussion of Results and Comparisons

For Information on fiscal first quarter 2023 results and similar comparisons, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-Q for the fiscal three-month period ended March 31, 2023.

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
•
Acquisition integration costs, which include costs related to certain large acquisitions (including the acquisitions of Willis Re, Buck, Cadence Insurance, Eastern Insurance and My Plan Manager), outside the scope of our usual tuck‑in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, compensation expense related to amortization of certain retention bonus arrangements, extra lease space, duplicate services and external costs incurred to assimilate the acquisition into our IT related systems.
•
Transaction-related costs, which are primarily associated with the acquisition of Willis Re, Buck, Cadence Insurance, Eastern Insurance and My Plan Manager. These include costs related to regulatory filings, legal and accounting services, insurance and incentive compensation.
•
Workforce related charges, which primarily include severance costs (either accrued or paid) related to employee terminations and other costs associated with redundant workforce.
•
Lease termination related charges, which primarily include costs related to terminations of real estate leases and abandonment of leased space.
•
Acquisition related adjustments principally relate to changes in estimated acquisition earnout payables adjustments and acquisition related compensation charges. In addition, from time to time may include changes in balance sheet estimates arising from conforming accounting principles, purchase-related true-ups and other balance sheet adjustments made after the closing date; the net impact of these on first quarter 2024 results was approximately $26 million of revenues and approximately $28 million of compensation expense.

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

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 41 and 47), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on page 37), for organic revenue measures (on pages 42 and 47), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses and adjusted EBITDAC margin, (on pages 43 and 44 for the brokerage segment and (on pages 48 and 49) for the risk management segment.

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

Overview and First Quarter 2024 Highlights

We are engaged in providing insurance brokerage, reinsurance brokerage, consulting services, and third-party property/casualty claims settlement and administration services to entities and individuals around the world. In the three-month period ended March 31, 2024, we generated approximately 66% of our revenues for the combined brokerage and risk management segments domestically and 34% internationally, primarily in Australia, Canada, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate. The brokerage and risk management segments contributed approximately 88% and 12%, respectively, to revenues during the three-month period ended March 31, 2024. The corporate segment did not generate revenues in the three-month period ended March 31, 2024. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Interest income is earned on cash, cash equivalents and fiduciary cash and revenues are generated from premium financing.

We use the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey as an indicator of the insurance rate environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S. The first quarter 2024 survey had not been published as of the filing date of this report. The fourth quarter 2023 survey indicated that commercial property/casualty rates increased by 7.0% on average and we expect a similar trend to be noted when the CIAB's first quarter 2024 survey report is issued, which would indicate overall continued price firming and hardening in most lines of business.

We believe increases in property/casualty rates will continue for the remainder of 2024 due to rising loss costs, a firm reinsurance market, increased frequency of catastrophe losses, prior year reserve volatility and social inflation. If loss trends deteriorate over the coming quarters, including due to the impact of natural catastrophes, or if profitability concerns on casualty lines increase, it could lead to a more difficult rate and conditions environment in certain lines. The combination of increasing insurable values (due in large part to inflation, including wage inflation), a tight labor market and lower unemployment is likely contributing to increases in client insured exposures. Additionally, we expect that our history of strong new business generation, solid retentions and enhanced value‑added services for our carrier partners should all result in further organic growth opportunities around the world. Overall, we believe that in a positive rate environment with increasing exposures, our professionals can demonstrate their expertise and high‑quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budgets. Based on our experience, insurance and reinsurance carriers appear to be making rational pricing decisions and are providing adequate capacity in the market for nearly all lines of coverage.

Summary of Financial Results - Three-Month Periods Ended March 31, 2024 and 2023

See the reconciliations of non-GAAP measures on page 38.

(In millions, except per share data)	1st Quarter 2024		1st Quarter 2023		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$2,864.9	$2,838.4	$2,375.2	$2,380.2	21%	19%
Organic revenues		$2,526.5		$2,320.1		8.9%
Net earnings	$652.6		$515.3		27%
Net earnings margin	22.8%		21.7%		+ 109 bpts
Adjusted EBITDAC		$1,132.3		$957.5		18%
Adjusted EBITDAC margin		39.9%		40.2%		- 34 bpts
Diluted net earnings per share	$2.92	$3.63	$2.37	$3.13	23%	16%
Risk Management Segment
Revenues before reimbursements	$352.8	$353.0	$297.6	$296.4	19%	19%
Organic revenues		$330.8		$291.9		13.3%
Net earnings	$39.3		$33.5		17%
Net earnings margin (before reimbursements)	11.1%		11.3%		- 12 bpts
Adjusted EBITDAC		$72.7		$56.9		28%
Adjusted EBITDAC margin (before reimbursements)		20.6%		19.2%		+ 139 bpts
Diluted net earnings per share	$0.18	$0.20	$0.15	$0.16	20%	25%
Corporate Segment
Diluted net loss per share	$(0.36)	$(0.34)	$(0.28)	$(0.27)
Total Company
Diluted net earnings per share	$2.74	$3.49	$2.24	$3.02	22%	16%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$3.10	$3.83	$2.52	$3.29	23%	16%

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three-month period ended March 31, 2024 with the same period in 2023. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 41 and 47, respectively, of this filing.

For the Three-Month Periods Ended March 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net Earnings
	Reimbursements		Net Earnings (Loss)		EBITDAC		(Loss) Per Share
Segment	2024	2023	2024	2023	2024	2023	2024	2023	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$2,864.9	$2,375.2	$652.6	$515.3	$1,048.7	$880.6	$2.92	$2.37	23%
Net (gains) losses on divestitures	(0.5)	(0.2)	(0.4)	(0.2)	(0.5)	(0.2)	—	—
Acquisition integration	—	—	36.4	39.7	48.7	51.2	0.16	0.18
Workforce and lease termination	—	—	8.7	11.8	11.6	15.4	0.04	0.06
Acquisition related adjustments	(26.0)	—	(8.3)	25.6	23.8	11.4	(0.02)	0.12
Amortization of intangible assets	—	—	116.7	89.1	—	—	0.53	0.41
Effective income tax rate impact	—	—	—	(2.5)	—	—	—	(0.01)
Levelized foreign currency translation	—	5.2	—	(0.9)	—	(0.9)	—	—
Brokerage, as adjusted *	2,838.4	2,380.2	805.7	677.9	1,132.3	957.5	3.63	3.13	16%
Risk Management, as reported	352.8	297.6	39.3	33.5	70.5	55.9	0.18	0.15	20%
Net (gains) losses on divestitures	0.2	(0.1)	0.1	(0.1)	0.2	(0.1)	—	—
Acquisition integration	—	—	0.5	0.4	0.7	0.6	—	—
Workforce and lease termination	—	—	0.9	0.5	1.2	0.6	—	—
Acquisition related adjustments	—	—	0.1	0.1	0.1	0.1	—	—
Amortization of intangible assets	—	—	4.5	1.1	—	—	0.02	0.01
Levelized foreign currency translation	—	(1.1)	—	(0.1)	—	(0.2)	—	—
Risk Management, as adjusted *	353.0	296.4	45.4	35.4	72.7	56.9	0.20	0.16	25%
Corporate, as reported	0.4	0.1	(79.2)	(62.2)	(62.7)	(61.6)	(0.36)	(0.28)
Transaction-related costs	—	—	2.7	3.3	3.2	4.4	0.02	0.01
Corporate, as adjusted*	0.4	0.1	(76.5)	(58.9)	(59.5)	(57.2)	(0.34)	(0.27)
Total Company, as reported	$3,218.1	$2,672.9	$612.7	$486.6	$1,056.5	$874.9	$2.74	$2.24	22%
Total Company, as adjusted *	$3,191.8	$2,676.7	$774.6	$654.4	$1,145.5	$957.2	$3.49	$3.02	16%
Total Brokerage & Risk
Management, as reported	$3,217.7	$2,672.8	$691.9	$548.8	$1,119.2	$936.5	$3.10	$2.52	23%
Total Brokerage & Risk
Management, as adjusted *	$3,191.4	$2,676.6	$851.1	$713.3	$1,205.0	$1,014.4	$3.83	$3.29	16%

*For the three-month period ended March 31, 2024, the pretax impact of the brokerage segment adjustments totals $204.7 million, mostly due to non-cash period expenses related to intangible amortization, with a corresponding adjustment to the provision for income taxes of $51.6 million relating to these items. For the three-month period ended March 31, 2024, the pretax impact of the risk management segment adjustments totals $8.5 million, with a corresponding adjustment to the provision for income taxes of $2.4 million relating to these items. For the three-month period ended March 31, 2024, the pretax impact of the corporate segment adjustments totals $3.2 million, with a corresponding adjustment to the benefit for income taxes of $0.5 million. A detailed reconciliation of the 2024 provision (benefit) for income taxes is shown on page 38.

*For the three-month period ended March 31, 2023, the pretax impact of the brokerage segment adjustments totals $219.0 million, with a corresponding adjustment to the provision for income taxes of $56.4 million relating to these items. For the three-month period ended March 31, 2023, the pretax impact of the risk management segment adjustments totals $2.6 million, with a corresponding adjustment to the provision for income taxes of $0.7 million relating to these items. For the three-month period ended March 31, 2023, the pretax impact of the corporate segment adjustments totals $4.4 million, with a corresponding adjustment to the benefit for income taxes of $1.1 million. A detailed reconciliation of the 2023 provision (benefit) for income taxes is shown on page 38.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings	Provision		Net Earnings (Loss)	Net Earnings (Loss)
	(Loss)	(Benefit)		Attributable to	Attributable to	Diluted Net
	Before Income	for Income	Net Earnings	Noncontrolling	Controlling	Earnings (Loss)
	Taxes	Taxes	(Loss)	Interests	Interests	per Share
Quarter Ended March 31, 2024
Brokerage, as reported	$876.1	$223.5	$652.6	$4.3	$648.3	$2.92
Net (gains) on divestitures	(0.5)	(0.1)	(0.4)	—	(0.4)	—
Acquisition integration	48.7	12.3	36.4	—	36.4	0.16
Workforce and lease termination	11.6	2.9	8.7	—	8.7	0.04
Acquisition related adjustments	(11.1)	(2.8)	(8.3)	(3.0)	(5.3)	(0.02)
Amortization of intangible assets	156.0	39.3	116.7	—	116.7	0.53
Brokerage, as adjusted	$1,080.8	$275.1	$805.7	$1.3	$804.4	$3.63
Risk Management, as reported	$53.2	$13.9	$39.3	$—	$39.3	$0.18
Net losses on divestitures	0.2	0.1	0.1	—	0.1	—
Acquisition integration	0.7	0.2	0.5	—	0.5	—
Workforce and lease termination	1.2	0.3	0.9	—	0.9	—
Acquisition related adjustments	0.1	—	0.1	—	0.1	—
Amortization of intangible assets	6.3	1.8	4.5	—	4.5	0.02
Risk Management, as adjusted	$61.7	$16.3	$45.4	$—	$45.4	$0.20
Corporate, as reported	$(156.6)	$(77.4)	$(79.2)	$—	$(79.2)	$(0.36)
Transaction-related costs	3.2	0.5	2.7	—	2.7	0.02
Corporate, as adjusted	$(153.4)	$(76.9)	$(76.5)	$—	$(76.5)	$(0.34)
Quarter Ended March 31, 2023
Brokerage, as reported	$690.9	$175.6	$515.3	$0.8	$514.5	$2.37
Net (gains) on divestitures	(0.2)	—	(0.2)	—	(0.2)	—
Acquisition integration	51.2	11.5	39.7	—	39.7	0.18
Workforce and lease termination	15.5	3.7	11.8	—	11.8	0.06
Acquisition related adjustments	33.4	7.8	25.6	—	25.6	0.12
Amortization of intangible assets	120.2	31.1	89.1	—	89.1	0.41
Effective income tax rate impact	—	2.5	(2.5)	—	(2.5)	(0.01)
Levelized foreign currency translation	(1.1)	(0.2)	(0.9)	—	(0.9)	—
Brokerage, as adjusted	$909.9	$232.0	$677.9	$0.8	$677.1	$3.13
Risk Management, as reported	$45.5	$12.0	$33.5	$—	$33.5	$0.15
Net (gains) on divestitures	(0.1)	—	(0.1)	—	(0.1)	—
Acquisition integration	0.6	0.2	0.4	—	0.4	—
Workforce and lease termination	0.6	0.1	0.5	—	0.5	—
Acquisition related adjustments	0.1	—	0.1	—	0.1	—
Amortization of intangible assets	1.5	0.4	1.1	—	1.1	0.01
Levelized foreign currency translation	(0.1)	—	(0.1)	—	(0.1)	—
Risk Management, as adjusted	$48.1	$12.7	$35.4	$—	$35.4	$0.16
Corporate, as reported	$(130.6)	$(68.4)	$(62.2)	$(0.7)	$(61.5)	$(0.28)
Transaction-related costs	4.4	1.1	3.3	—	3.3	0.01
Corporate, as adjusted	$(126.2)	$(67.3)	$(58.9)	$(0.7)	$(58.2)	$(0.27)

Results of Operations

Brokerage

The brokerage segment accounted for 88% of our revenues during the three-month period ended March 31, 2024. Our brokerage segment is primarily comprised of retail, wholesale and Gallagher Re. Our brokerage segment generates revenues by:

(i)
Identifying, negotiating and placing all forms of insurance coverage, as well as providing data analytics, risk-shifting, risk-sharing and risk-mitigation consulting services, principally related to property/casualty, life, health, welfare and disability insurance. We also provide these services through, or in conjunction with, other unrelated agents and brokers, consultants and management advisors;
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

Financial information relating to our brokerage segment results for the three-month period ended March 31, 2024 compared to the same period in 2023, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended March 31,
Statement of Earnings	2024	2023	Change
Commissions	$1,993.6	$1,747.4	$246.2
Fees	606.7	412.7	194.0
Supplemental revenues	93.9	81.6	12.3
Contingent revenues	86.0	71.8	14.2
Interest income, premium finance revenues and other income	84.7	61.7	23.0
Total revenues	2,864.9	2,375.2	489.7
Compensation	1,476.8	1,206.1	270.7
Operating	339.4	288.5	50.9
Depreciation	32.8	27.9	4.9
Amortization	156.0	120.2	35.8
Change in estimated acquisition earnout payables	(16.2)	41.6	(57.8)
Total expenses	1,988.8	1,684.3	304.5
Earnings before income taxes	876.1	690.9	185.2
Provision for income taxes	223.5	175.6	47.9
Net earnings	652.6	515.3	137.3
Net earnings attributable to noncontrolling interests	4.3	0.8	3.5
Net earnings attributable to controlling interests	$648.3	$514.5	$133.8
Diluted net earnings per share	$2.92	$2.37	$0.55
Other Information
Change in diluted net earnings per share	23%	9%
Growth in revenues	21%	12%
Organic change in commissions and fees	9%	9%
Compensation expense ratio	52%	51%
Operating expense ratio	12%	12%
Effective income tax rate	26%	25%
Workforce at end of period (includes acquisitions)	39,989	33,623
Identifiable assets at March 31	$56,371.6	$40,919.9
EBITDAC
Net earnings	$652.6	$515.3	$137.3
Provision for income taxes	223.5	175.6	47.9
Depreciation	32.8	27.9	4.9
Amortization	156.0	120.2	35.8
Change in estimated acquisition earnout payables	(16.2)	41.6	(57.8)
EBITDAC	$1,048.7	$880.6	$168.1

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2024 compared to the same period in 2023 (in millions):

	Three-month period ended March 31,
	2024	2023	Change
Net earnings, as reported	$652.6	$515.3	27%
Provision for income taxes	223.5	175.6
Depreciation	32.8	27.9
Amortization	156.0	120.2
Change in estimated acquisition earnout payables	(16.2)	41.6
EBITDAC	1,048.7	880.6	19%
Net (gains) on divestitures	(0.5)	(0.2)
Acquisition integration	48.7	51.2
Workforce and lease termination related charges	11.6	15.4
Acquisition related adjustments	23.8	11.4
Levelized foreign currency translation	—	(0.9)
EBITDAC, as adjusted	$1,132.3	$957.5	18%
Net earnings margin, as reported	22.8%	21.7%	+ 109 bpts
EBITDAC margin, as adjusted	39.9%	40.2%	- 34 bpts
Reported revenues	$2,864.9	$2,375.2
Adjusted revenues - see page 37	$2,838.4	$2,380.2

Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended March 31, 2024, compared to the same period in 2023, was due to revenues associated with acquisitions that were made in the twelve-month period ended March 31, 2024 ($244.2 million), and to the organic change in base commissions and fee revenues. The organic change in base commissions and fee revenues were 8.8% and 9.5% for the three-month periods ended March 31, 2024 and 2023, respectively.

In our property/casualty brokerage operations, during the three-month period ended March 31, 2024 we saw continued strong customer retention, higher new business generation and increasing renewal premiums (premium rates and exposures). We believe these favorable trends should continue for the remainder of 2024; however, if economic conditions worsen or premium rate increases slow, we could see our revenue growth soften.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month periods ended March 31, 2024 and 2023 include the following (in millions):

	Three-Month Period Ended March 31,
Organic Revenues (Non-GAAP)	2024	2023	Change
Base Commissions and Fees
Commission and fees, as reported	$2,600.3	$2,160.1	20.4%
Less commission and fee revenues from acquisitions	(244.2)	—
Levelized foreign currency translation	—	6.0
Organic base commission and fees	$2,356.1	$2,166.1	8.8%
Supplemental revenues
Supplemental revenues, as reported	$93.9	$81.6	15.1%
Less supplemental revenues from acquisitions	(2.3)	—
Levelized foreign currency translation	—	0.4
Organic supplemental revenues	$91.6	$82.0	11.7%
Contingent revenues
Contingent revenues, as reported	$86.0	$71.8	19.8%
Less contingent revenues from acquisitions	(7.2)	—
Levelized foreign currency translation	—	0.2
Organic contingent revenues	$78.8	$72.0	9.4%
Total reported commissions, fees, supplemental revenues and contingent revenues	$2,780.2	$2,313.5	20.2%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(253.7)	—
Levelized foreign currency translation	—	6.6
Total organic commissions, fees, supplemental revenues and contingent revenues	$2,526.5	$2,320.1	8.9%

The following is a summary of brokerage segment acquisition activity for 2024 and 2023:

	Three-month period ended March 31,
	2024	2023
Number of acquisitions closed	12	10
Estimated annualized revenues acquired (in millions)	$69.2	$69.0

In the three-month period ended March 31, 2024 we issued 357,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions. In the three-month period ended March 31, 2023, we issued 131,000 shares of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2024, 2023 and 2022 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2024
Reported supplemental revenues	$93.9				$93.9
Reported contingent revenues	86.0				86.0
Reported supplemental and contingent revenues	$179.9				$179.9
2023
Reported supplemental revenues	$81.6	$71.2	$64.7	80.0	$297.5
Reported contingent revenues	71.8	54.2	52.4	40.2	218.6
Reported supplemental and contingent revenues	$153.4	$125.4	$117.1	$120.2	$516.1
2022
Reported supplemental revenues	$74.3	$65.7	$64.7	80.0	$284.7
Reported contingent revenues	71.6	43.1	52.4	40.2	207.3
Reported supplemental and contingent revenues	$145.9	$108.8	$117.1	$120.2	$492.0

Interest income, premium finance revenues and other income - This primarily represents interest income earned on cash, cash equivalents and fiduciary cash and revenues from premium financing, income from equity investments and net gains related to divestitures and sales of books of business.

Interest income, premium finance revenues and other income in the three-month period ended March 31, 2024 increased compared to the same period in 2023, primarily due to increases in interest income on our own and fiduciary funds.

The following table provides a reconciliation of brokerage segment interest income, premium finance revenues and other income, as reported in our consolidated financial statements to interest income earned on cash, cash equivalents and fiduciary cash (in millions):

	Three-month period ended March 31,
	2024	2023
Interest income, premium finance revenues and other income	$84.7	$61.7
Less:
Net (gains) on divestitures	(0.5)	(0.2)
Premium financing revenues and net earnings from equity interests	(21.5)	(20.2)
Interest income from cash, cash equivalents and fiduciary cash	$62.7	$41.3

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2024 with the same period in 2023 (in millions):

	Three-month period ended March 31,
	2024	2023
Compensation expense, as reported	$1,476.8	$1,206.1
Acquisition integration	(24.5)	(34.1)
Workforce and lease termination related charges	(10.4)	(13.4)
Acquisition related adjustments	(49.8)	(11.4)
Levelized foreign currency translation	—	5.7
Compensation expense, as adjusted	$1,392.1	$1,152.9
Reported compensation expense ratios	51.6%	50.8%
Adjusted compensation expense ratios	49.0%	48.4%
Reported revenues	$2,864.9	$2,375.2
Adjusted revenues - see page 37	$2,838.4	$2,380.2

The $270.7 million increase in compensation expense for the three-month period ended March 31, 2024 compared to the same period in 2023, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended March 31, 2024 ‑ $134.6 million, increases in base compensation related to the hiring of producers and other roles to service and support organic growth - $110.3 million in the aggregate, and acquisition related adjustments - $38.4 million, partially offset by reduced acquisition integration costs - $9.6 million, and workforce related charges - $3.0 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2024 with the same period in 2023 (in millions):

	Three-month period ended March 31,
	2024	2023
Operating expense, as reported	$339.4	$288.5
Acquisition integration	(24.2)	(17.1)
Workforce and lease termination related charges	(1.2)	(2.0)
Levelized foreign currency translation	—	0.4
Operating expense, as adjusted	$314.0	$269.8
Reported operating expense ratios	11.9%	12.2%
Adjusted operating expense ratios	11.1%	11.3%
Reported revenues	$2,864.9	$2,375.2
Adjusted revenues - see page 37	$2,838.4	$2,380.2

The $50.9 million increase in operating expense for the three-month period ended March 31, 2024 compared to the same period in 2023, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2024 ‑ $28.4 million, increases in acquisition integration costs - $7.1 million and $16.2 million in the aggregate from the underlying inflation of expenses such as travel and entertainment, increased professional fees and additional investments in technology, partially offset by reduced lease termination related charges - $0.8 million.

Depreciation - Depreciation expense increased in the three-month period ended March 31, 2024 compared to the same period in 2023 by $4.9 million. The increase in depreciation expense in 2024 compared to 2023 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increase in depreciation expense was the depreciation expense associated with acquisitions completed in the twelve-month period ended March 31, 2024.

Amortization - The increase in amortization expense in the three-month period ended March 31, 2024 compared to the same period in 2023 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended March 31, 2024. Based on the results of impairment reviews during the three-month period ended March 31, 2024 no impairments were noted. Based on the results of impairment reviews during the three-month period ended March 31, 2023 we wrote off $0.1 million of amortizable assets. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2024 compared to the same period in 2023, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During the three-month periods ended March 31, 2024 and 2023, we recognized $18.7 million and $19.6 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2020 to 2024. In addition, during the three-month periods ended March 31, 2024 and 2023, we recognized $34.9 million of income and $22.0 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 37 and 22 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2020 to 2024 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to-three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2024 and 2023, were 25.5% and 25.4%, respectively. We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in our brokerage segment based on known changes in tax rates in future periods.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2024 and 2023, include noncontrolling interest earnings of $4.3 million and $0.8 million, respectively.

Risk Management

The risk management segment accounted for 12% of our revenue during the three-month period ended March 31, 2024. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, nonprofit, captive and public sector entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for the three-month period ended March 31, 2024 as compared to the same period in 2023, is as follows (in millions, except per share, percentages and workforce data):

Statement of Earnings	Three-month period ended March 31,
	2024	2023	Change
Fees	$344.5	$293.0	$51.5
Interest income and other income	8.3	4.6	3.7
Revenues before reimbursements	352.8	297.6	55.2
Reimbursements	38.6	33.2	5.4
Total revenues	391.4	330.8	60.6
Compensation	213.9	179.8	34.1
Operating	68.4	61.9	6.5
Reimbursements	38.6	33.2	5.4
Depreciation	10.9	8.7	2.2
Amortization	6.3	1.5	4.8
Change in estimated acquisition earnout payables	0.1	0.2	(0.1)
Total expenses	338.2	285.3	52.9
Earnings before income taxes	53.2	45.5	7.7
Provision for income taxes	13.9	12.0	1.9
Net earnings	39.3	33.5	5.8
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to controlling interests	$39.3	$33.5	$5.8
Diluted net earnings per share	$0.18	$0.15	$0.03
Other information
Change in diluted net earnings per share	20%	36%
Growth in revenues (before reimbursements)	19%	15%
Organic change in fees (before reimbursements)	13%	14%
Compensation expense ratio (before reimbursements)	61%	60%
Operating expense ratio (before reimbursements)	19%	21%
Effective income tax rate	26%	26%
Workforce at end of period (includes acquisitions)	9,832	8,804
Identifiable assets at March 31	$1,673.5	$1,126.7
EBITDAC
Net earnings	$39.3	$33.5	$5.8
Provision for income taxes	13.9	12.0	1.9
Depreciation	10.9	8.7	2.2
Amortization	6.3	1.5	4.8
Change in estimated acquisition earnout payables	0.1	0.2	(0.1)
EBITDAC	$70.5	$55.9	$14.6

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2024 to the same period in 2023 (in millions):

	Three-month period ended March 31,
	2024	2023	Change
Net earnings, as reported	$39.3	$33.5	17%
Provision for income taxes	13.9	12.0
Depreciation	10.9	8.7
Amortization	6.3	1.5
Change in estimated acquisition earnout payables	0.1	0.2
Total EBITDAC	70.5	55.9	26%
Net (gains) losses on divestitures	0.2	(0.1)
Acquisition integration	0.7	0.6
Workforce and lease termination related charges	1.2	0.6
Acquisition related adjustments	0.1	0.1
Levelized foreign currency translation	—	(0.2)
EBITDAC, as adjusted	$72.7	$56.9	28%
Net earnings margin (before reimbursements), as reported	11.1%	11.3%	- 12 bpts
EBITDAC margin (before reimbursements), as adjusted	20.6%	19.2%	+ 139 bpts
Reported revenues (before reimbursements)	$352.8	$297.6
Adjusted revenues (before reimbursements) - see page 37	$353.0	$296.4

Fees - In our risk management operations, for the three-month period ended March 31, 2024, new core workers' compensation and general liability claims arising improved from existing clients and new clients coming on board in 2023 and 2024. We believe these favorable new arising claim trends should continue for the remainder of 2024 however, worsening economic conditions or a reversal in the number of workers employed could cause fewer new liability and core workers' compensation claims to arise in future quarters. Organic change in fee revenues for the three-month period ended March 31, 2024 was 13.3% compared to 14.3% for the same period in 2023.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month periods ended March 31, 2024 and 2023 include the following (in millions):

	Three-Month Period Ended March 31
Organic Revenues (Non-GAAP)	2024	2023	Change
Fees	$341.9	$288.8	18.4%
International performance bonus fees	2.6	4.2
Fees as reported	344.5	293.0	17.6%
Less fees from acquisitions	(13.7)	—
Levelized foreign currency translation	—	(1.1)
Organic fees	$330.8	$291.9	13.3%

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

Interest income and other income - Interest income and other income primarily represents interest income earned on cash, cash equivalents and fiduciary cash. Interest income and other income in the three-month period ended March 31, 2024 increased compared to the same period in 2023, primarily due to increases in interest income from increases in interest rates earned on fiduciary cash.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2024 with the same period in 2023 (in millions):

	Three-month period ended March 31,
	2024	2023
Compensation expense, as reported	$213.9	$179.8
Acquisition integration	(0.6)	(0.6)
Workforce and lease termination related charges	(0.8)	(0.4)
Acquisition related adjustments	(0.1)	(0.1)
Levelized foreign currency translation	—	(0.8)
Compensation expense, as adjusted	$212.4	$177.9
Reported compensation expense ratios (before reimbursements)	60.6%	60.4%
Adjusted compensation expense ratios (before reimbursements)	60.2%	60.0%
Reported revenues (before reimbursements)	$352.8	$297.6
Adjusted revenues (before reimbursements) - see page 37	$353.0	$296.4

The $34.1 million increase in compensation expense for the three-month period ended March 31, 2024 compared to the same period in 2023, was primarily due to increases in base compensation and hiring to support organic growth and associated benefits - $28.1 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended March 31, 2024 ‑ $5.6 million, and workforce related charges - $0.4 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month ended March 31, 2024 with the same period in 2023 (in millions):

	Three-month period ended March 31,
	2024	2023
Operating expense, as reported	$68.4	$61.9
Acquisition integration	(0.1)	—
Workforce and lease termination related charges	(0.4)	(0.2)
Levelized foreign currency translation	—	(0.1)
Operating expense, as adjusted	$67.9	$61.6
Reported operating expense ratios (before reimbursements)	19.4%	20.8%
Adjusted operating expense ratios (before reimbursements)	19.2%	20.8%
Reported revenues (before reimbursements)	$352.8	$297.6
Adjusted revenues (before reimbursements) - see page 37	$353.0	$296.4

The $6.5 million increase in operating expense for the three-month period ended March 31, 2024 compared to the same period in 2023, was primarily due to $3.9 million in the aggregate from increases in various operational costs and additional investments in technology as well as expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2024 - $2.6 million.

Depreciation - Depreciation increased in the three-month ended March 31, 2024 compared to the same period in 2023 by $2.2 million which reflects expenditures related to upgrading computer systems, partially offset by the impact of office consolidations that occurred as leases expired in 2023 and 2022 (less depreciation associated with furniture, equipment and leasehold improvements). Also contributing to the increase in depreciation expense was the depreciation expense associated with acquisitions completed in the twelve-month period ended March 31, 2024.

Amortization - The amortization expense increased compared to the same period in 2023 by $4.8 million, primarily due to the acquisition of My Plan Manager in December 2023. Based on the results of impairment reviews during the three-month periods ended March 31, 2024 and 2023, no impairments were noted.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month ended March 31, 2024 to the same period in 2023, was due to accretion of the discount. During the three-month periods ended March 31, 2024 and 2023, we recognized $0.1 million and $0.2 million, respectively, of expense in each period, related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended March 31, 2024 and 2023, were 26.1% and 26.4%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment based on known changes in tax rates in future periods.

Corporate

The corporate segment reports the financial information related to our clean energy and other investments, our debt, certain corporate and acquisition-related activities and the impact of foreign currency remeasurement. For a detailed discussion of the nature of these investments, see Note 14 to our most recent Annual Report on Form 10‑K as of December 31, 2023. For a detailed discussion of the nature of our debt, see Note 6 to our unaudited consolidated financial statements included herein as of March 31, 2024 and in Note 8 to our most recent Annual Report on Form 10‑K as of December 31, 2023.

Financial information relating to our corporate segment results for the three-month period ended March 31, 2024 compared to the same period in 2023 is as follows (in millions, except per share):

	Three-month period ended March 31,
Statement of Earnings	2024	2023	Change
Other income	$0.4	$0.1	$0.3
Total revenues	0.4	0.1	0.3
Compensation	35.2	29.6	5.6
Operating	27.9	32.1	(4.2)
Interest	92.2	67.9	24.3
Depreciation	1.7	1.1	0.6
Total expenses	157.0	130.7	26.3
Loss before income taxes	(156.6)	(130.6)	(26.0)
Benefit for income taxes	(77.4)	(68.4)	(9.0)
Net loss	(79.2)	(62.2)	(17.0)
Net loss attributable to noncontrolling interests	—	(0.7)	0.7
Net loss attributable to controlling interests	$(79.2)	$(61.5)	$(17.7)
Diluted net loss per share	$(0.36)	$(0.28)	$(0.08)
Identifiable assets at March 31	$2,930.8	$3,047.8
EBITDAC
Net loss	$(79.2)	$(62.2)	$(17.0)
Benefit for income taxes	(77.4)	(68.4)	(9.0)
Interest	92.2	67.9	24.3
Depreciation	1.7	1.1	0.6
EBITDAC	$(62.7)	$(61.6)	$(1.1)

Revenues - Revenues in the corporate segment primarily consist of income from the run-off of legacy investments.

Compensation expense - Compensation expense in the three-month periods ended March 31, 2024 and 2023, includes salary, incentive compensation, and associated benefit expenses of $35.2 million and $29.6 million, respectively. The change in compensation expense for the three-month period ended March 31, 2024 compared to the same period in 2023 was primarily due to increased costs associated with stock-based benefits.

Operating expense - Operating expense in the three-month period ended March 31, 2024, includes banking and related fees of $0.9 million, external professional fees and other due diligence costs related to acquisitions of $3.8 million, which includes transaction-related costs as described on page 52 in note (2), other corporate and clean energy related expenses, including litigation matters, technology and other professional fees, of $23.8 million, partially offset by a net unrealized foreign exchange remeasurement gain of $0.6 million.

Operating expense in the three-month period ended March 31, 2023 includes banking and related fees $0.8 million, external professional fees and other due diligence costs related to acquisitions of $8.4 million, which includes $4.4 million of transaction‑related costs as described on page 52 in note (2), other corporate and clean energy related expenses, including litigation matters, costs associated with a triennial corporate-wide meeting, technology and professional fees, of $22.8 million, and a net unrealized foreign exchange remeasurement loss of $(0.1) million.

Interest expense - The increase in interest expense for the three-month period ended March 31, 2024 compared to the same period in 2023, was due to the following:

Change in interest expense related to:	Three-month period ended March 31, 2024
Interest on borrowings from our Credit Agreement	$1.1
Interest on the maturity of the Series H notes	(1.2)
Interest on the maturity of the Series E notes	(0.3)
Interest on the maturity of the Series N notes	(2.1)
Interest on the prepayment of the Series CC notes	(0.8)
Interest on the maturity of the Series HH notes	(0.6)
Interest on the $950.0 million notes funded on March 2, 2023	9.2
Interest on the $1,000.0 million senior notes funded on November 2, 2023	16.8
Interest on the $1,000.0 million senior notes funded on February 15, 2024	7.1
Amortization of hedge gains/losses	(4.9)
Net change in interest expense	$24.3

Depreciation - Depreciation expense in the three-month period ended March 31, 2024 relates to corporate home office related assets.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local country statutory rates. Our consolidated effective tax rate for the three-month period ended March 31, 2024 was 20.7% compared to 19.7% for the same period in 2023.

Net loss attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2024 and 2023 include noncontrolling interest loss of zero and $(0.7) million, respectively, related to our investment in Chem-Mod LLC. As of March 31, 2024, we held a 46.5% controlling interest in Chem-Mod LLC. Also included in net earnings attributable to noncontrolling interests are offsetting amounts related to non-Gallagher owned interests in several clean energy investments.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three-month periods ended March 31, 2024 and 2023 for the corporate segment (in millions):

	2024			2023
						Net Earnings
		Income	(Loss)		Income	(Loss)
		Tax	Attributable to		Tax	Attributable to
	Pretax	(Provision)	Controlling	Pretax	(Provision)	Controlling
Three-Month Periods Ended March 31,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs	$(93.1)	$24.2	$(68.9)	$(68.7)	$17.9	$(50.8)
Clean energy related (1)	(1.9)	0.5	(1.4)	(2.2)	0.6	(1.6)
Acquisition costs (2)	(4.7)	0.8	(3.9)	(9.5)	1.5	(8.0)
Corporate (3)	(56.9)	51.9	(5.0)	(49.5)	48.4	(1.1)
Corporate, as reported	(156.6)	77.4	(79.2)	(129.9)	68.4	(61.5)
Adjustments
Transaction-related costs (2)	3.2	(0.5)	2.7	4.4	(1.1)	3.3
Components of Corporate Segment, as adjusted
Interest and banking costs	(93.1)	24.2	(68.9)	(68.7)	17.9	(50.8)
Clean energy related (1)	(1.9)	0.5	(1.4)	(2.2)	0.6	(1.6)
Acquisition costs	(1.5)	0.3	(1.2)	(5.1)	0.4	(4.7)
Corporate (3)	(56.9)	51.9	(5.0)	(49.5)	48.4	(1.1)
Adjusted three months	$(153.4)	$76.9	$(76.5)	$(125.5)	$67.3	$(58.2)

(1)
Pretax loss for the three-month periods ended March 31, 2024 and 2023 is presented net of amounts attributable to noncontrolling interests of zero and $(0.7) million, respectively.
(2)
We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees primarily associated with our acquisitions of Willis Re, Buck, which closed on April 3, 2023, and the acquisitions of Cadence Insurance, Eastern Insurance and My Plan Manager, all of which closed in fourth quarter 2023.
(3)
Corporate pretax loss includes a net unrealized foreign exchange remeasurement gain of $0.6 million in first quarter 2024 and a net unrealized foreign exchange remeasurement loss of $(0.1) million in first quarter 2023.

Interest and banking costs and debt - Interest and banking costs includes expenses related to our debt.

Clean energy - For 2024, this consists of the operating results related to our investments in new clean energy projects.

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

Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, and net unrealized foreign exchange remeasurement. In addition, it includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses, the tax benefit from vesting of employee equity awards, as well as other permanent or discrete tax items not reflected in the provision for income taxes in the brokerage and risk management segments. The income tax benefit of stock-based awards that vested or were settled in the three-month periods ended March 31, 2024 and 2023, was $46.4 million and $29.9 million, respectively, and is included in the table above in the Corporate line.

Clean energy investments - Please refer to our filings with the Securities Exchange Commission, including Item 1A, “Risk Factors,” on pages 11 through 30 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2023, for a more detailed discussion of these and other factors that could impact the information above.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. The insurance brokerage and risk management industries are not capital intensive. Historically, our capital requirements have primarily included dividend payments on our common stock, repurchases of our common stock, funding of our investments, acquisitions of brokerage and risk management operations and capital expenditures, including investments being made in IT software development projects.

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

Operating Cash Flows

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement (as defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2023 and for the three-month period ended March 31, 2024, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, and proceeds from issuances of senior unsecured notes and issuance of our common stock.

Cash provided by operating activities was $789.3 million and $428.5 million for the three-month periods ended March 31, 2024 and 2023, respectively. The increase in cash provided by operating activities during the three-month period ended March 31, 2024 compared to the same period in 2023, was primarily due to growth in our core brokerage and risk management operations and timing differences between periods with cash receipts and disbursements related to accounts receivables and accrued compensation and other current liabilities compared to the same period in 2023.

During the three-month period ended March 31, 2024 employee matching contributions to the 401(k) plan of $86.0 million relating to 2023 were funded using common stock. During the three-month period ended March 31, 2023, employee matching contributions to the 401(k) plan of $73.8 million relating to 2022 were funded using common stock.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non‑cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $1,056.5 million and $874.9 million for the three-month periods ended March 31, 2024 and 2023, respectively. Net earnings attributable to controlling interests were $608.4 million and $486.5 million for the three-month periods ended March 31, 2024 and 2023, respectively. We believe that EBITDAC items are indicators of trends in liquidity.

Defined Benefit Pension Plan

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Income Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2024 plan year, nor were we required to make any minimum contributions to the plan for the 2023 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the three-month periods ended March 31, 2024 and 2023. We are not considering making any discretionary contributions to the plan in 2024, but may be required to make minimum contributions to the plan in future periods.

Investing Cash Flows

Capital Expenditures - Capital expenditures were $29.7 million for each of the three-month periods ended March 31, 2024 and 2023. In 2024, we expect total expenditures for capital improvements to be approximately $175.0 million, part of which is related to expenditures on office moves and investments being made in IT and software development projects. Capital expenditures are flat in 2024 compared to 2023 primarily due to investments in information technology, offset by the movement of information technology to cloud computing based technology from in‑house hosted environments. Expenditures made related to cloud computing based technology are accounted for as deferred costs versus fixed assets, which would reduce capital expenditures.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $251.2 million and $311.4 million in the three-month periods ended March 31, 2024 and 2023, respectively. In addition, during the three-month period ended March 31, 2024, we issued 0.4 million shares ($88.3 million) of our common stock as payment for a portion of the total consideration paid for 2024 acquisitions and earnout payments made in 2024. During the three-month period ended March 31, 2023, we issued 1.0 million shares ($185.5 million) of our common stock as payment for consideration paid for 2023 acquisitions and earnout payments made in 2023. We completed twelve and ten acquisitions in the three-month periods ended March 31, 2024 and 2023, respectively. Annualized revenues of businesses acquired in the three-month periods ended March 31, 2024 and 2023 totaled approximately $69.2 million and $69.0 million, respectively. For the remainder of 2024, we expect to use new debt, our Credit Agreement, cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.

If liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.

Dispositions - During each of the three-month periods ended March 31, 2024 and 2023, we sold several books of business and recognized net gains of $0.3 million. We received net cash proceeds of $0.1 million related in each of the 2024 and 2023 transactions.

Financing Cash Flows

At March 31, 2024, we had $4,550.0 million of Senior Notes, $3,523.0 million of corporate related borrowings outstanding, $108.2 million of borrowings outstanding under our Credit Agreement, $184.3 million of borrowings outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $1,762.6 million.

During the three-month period ended March 31, 2024, we settled approximately $1.4 million of interest rate contracts hedges with a notional value of $150.0 million that will be amortized into interest expense in future periods.

The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at March 31, 2024.

Senior Notes - On February 12, 2024, we closed and funded an offering of $1,000.0 million of unsecured senior notes in two tranches. The $500.0 million aggregate principal amount of 5.45% Senior Notes is due in 2034 (which we refer to as the 2034 July Notes) and $500.0 million aggregate principal amount of 5.75% Senior Notes is due in 2054 (which we refer to as the 2054 July Notes). The weighted average interest rate is 5.71% per annum after giving effect to underwriting costs and a net hedge loss. During 2023, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash loss of approximately $1.4 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On November 2, 2023, we closed and funded an offering of $1,000.0 million of unsecured senior notes in two tranches. The $400.0 million aggregate principal amount of 6.50% Senior Notes is due in 2034 (which we refer to as the 2034 Notes) and $600.0 million aggregate principal amount of 6.75% Senior Notes is due in 2054 (which we refer to as the 2054 Notes). The weighted average interest rate is 5.97% per annum after giving effect to underwriting costs and a net hedge gain. During 2021 through 2023, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $128.0 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On March 2, 2023, we closed and funded an offering of $950.0 million of unsecured senior notes in two tranches. The $350.0 million aggregate principal amount of 5.50% Senior Notes is due in 2033 (which we refer to as the 2033 Notes) and $600.0 million aggregate principal amount of 5.75% Senior Notes is due in 2053 (which we refer to as the 2053 Notes). The weighted average interest rate is 5.05% per annum after giving effect to underwriting costs and a net hedge gain. During 2019 through 2022, we entered into a pre‑issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $112.7 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

Note Purchase Agreement - During February 2024, we used operating cash to fund the $100.0 million Series HH note maturity that had a fixed rate of 4.72% that was due February 13, 2024.

During February 2024, we used operating cash to fund the $325.0 million Series H note maturity that had a fixed rate of 4.58% that was due February 27, 2024.

During June 2023, we used operating cash to fund the $200.0 million Series N note maturity that had a fixed rate of 4.13% that was due June 24, 2023.

During June 2023, we used operating cash to fund the prepayment of the $50.0 million Series CC note that had a floating rate of 90 day LIBOR plus 1.40%, balloon that was originally due on June 13, 2024.

During February 2023, we used operating cash to fund the $50.0 million Series E note maturity that had a fixed rate of 5.49% that was due February 10, 2023.

Credit Agreement - There were $108.2 million of borrowings outstanding under the Credit Agreement at March 31, 2024. Due to the outstanding borrowing and letters of credit, $1,580.2 million remained available for potential borrowings under the Credit Agreement at March 31, 2024.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the three-month period ended March 31, 2024, we borrowed an aggregate of $1,078.2 million and repaid $1,215.0 million under our Credit Agreement. Principal uses of the 2024 and 2023 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

Premium Financing Debt Facility - On October 31, 2023, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$390.0 million and NZ$25.0 million tranches (the NZ$ tranche will be decreased as of May 1, 2024 to NZ$10.0 million), (ii) Facility C, which is an AU$60.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, which is a NZ$15.0 million equivalent multi-currency overdraft tranche.

At March 31, 2024, AU$270.0 million of borrowings were outstanding under Facility B, with no borrowings outstanding under the NZ$ tranche of Facility B. There were no borrowings outstanding under Facility C and NZ$13.6 million of borrowings were outstanding under Facility D, which in aggregate amount to US$184.3 million of borrowings outstanding under the Premium Financing Debt Facility.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2024, we declared $132.0 million in cash dividends on our common stock, or $0.60 per common share, a 9% increase over the three-month period ended March 31, 2023. On April 24, 2024, we announced a quarterly dividend for first quarter 2024 of $0.60 per common share. This dividend level in 2024 will result in annualized net cash used by financing activities in 2024 of approximately $522.7 million (based on the number of outstanding shares as of March 31, 2024) or an anticipated increase in cash used of approximately $49.1 million compared to 2023. We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On February 12, 2024, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of debt securities, guarantees, common stock, preferred stock, warrants, depositary shares, purchase contracts, or units. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any securities under this registration statement. On November 15, 2022, we filed a shelf registration statement on Form S-4 with the with the SEC, registering 7.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At March 31, 2024, 5.8 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock. During the three-month periods ended March 31, 2024 and 2023, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long‑term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

At-the-Market Equity Program - On March 14, 2024, we entered into an updated Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to 3,000,000 shares of our common stock through Morgan Stanley as sales agent. We intend to use the net proceeds of sales under this program to fund future acquisitions from time to time or for general corporate purposes. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended March 31, 2024, we did not sell shares of our common stock under the program.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the three-month periods ended March 31, 2024 and 2023, were $52.0 million and $30.3 million, respectively. On May 10, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2017 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards that may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 10.8 million shares (less any shares of restricted stock issued under the LTIP - 2.5 million shares of our common stock were available for this purpose as of March 31, 2024) were available for grant under the LTIP at March 31, 2024. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the three-month periods ended March 31, 2024 and 2023, and we believe this favorable trend will continue in the foreseeable future.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning with the match paid in 2021, the amount matched by the company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or company stock. We expensed (net of plan forfeitures) $26.1 million and $21.0 million related to the plan in the three-month periods ended March 31, 2024 and 2023, respectively. During 2023, our board of directors authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2023 plan year to be funded with our common stock, which we funded in February 2024. During 2022, our board of directors authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2022 plan year to be funded with our common stock, which we funded in February 2023.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Critical Accounting Estimates

There have been no changes in our critical accounting estimates, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2024. We did not have any material dispositions during the three-month period ended March 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2024 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at March 31, 2024 approximated its carrying value due to its short‑term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at March 31, 2024.

At March 31, 2024, we had $8,073.0 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at March 31, 2024 was $7,323.5 million due to their long‑term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at March 31, 2024 and the resulting fair values would have been $75.3 million lower than their carrying value (or $7,997.7 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at March 31, 2024 and the resulting fair values would have been $1,328.7 million lower than their carrying value (or $6,744.3 million).

At March 31, 2024, we had $108.2 million of borrowings outstanding under our Credit Agreement and $184.3 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short‑term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at March 31, 2024, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2024 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $25.6 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2024 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $28.7 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During the three-month periods ended March 31, 2024 and 2023, we had several monthly forward contracts and options in place with an external financial institution that are designed to hedge a significant portion of our future Norway and the U.K. currency revenues through various future payment dates. In addition, during the three-month periods ended March 31, 2024 and 2023, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant India, Norway and the U.K. currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re‑measured at the stated point and the appropriate loss, if applicable, would be recognized. In the three-month period ended March 31, 2024 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the three-month period ended March 31, 2024. See Note 11 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at March 31, 2024.

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

Item 1A. Risk Factors

The risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 should be considered alongside the information contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) for each fiscal month in the three-month period ended March 31, 2024:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased (1)	per Share (2)	or Programs (3)	Programs (3) (4)
January 1 through January 31, 2024	8,106	$227.71	—	$1,500
February 1 through February 29, 2024	3,090	240.83	—	1,500
March 1 through March 31, 2024	160,048	244.03	—	1,500
Total	171,244	$243.20	—

(1)
Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 9 to the March 31, 2024 unaudited consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the first quarter of 2024, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2024 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including company match amounts, on a before-tax basis or after‑tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.
(2)
The average price paid per share is calculated on a settlement basis and does not include commissions.
(3)
Effective July 28, 2021, the board of directors approved a common stock repurchase plan of up to $1.5 billion of common stock. Repurchases of common stock may be effected from time to time through open market purchases, trading plans established in accordance with the SEC’s rules, accelerated stock repurchases, private transactions or other means, depending on satisfactory market conditions, applicable legal requirements and other factors. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under his plan. At our discretion, we may suspend the repurchase plan at any time.
(4)
Dollar values stated in millions.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Filed with this Form 10‑Q

3.1.1	Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.2 to our Form 8-K Current Report dated May 11, 2023, File No. 1-09761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated December 6, 2022, File No. 1-09761).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases document.

104	Cover Page Interactive Data File formatted in Inline XBRL (included as Exhibit 101).

Signature

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arthur J. Gallagher & Co.

Date: May 1, 2024	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)