Form 10-K
period 2024-12-31
Arthur J. Gallagher & Co.
filed 2025-02-18
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2024 (the last day of the registrant’s most recently completed second quarter) was $49,339.2 million.

The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2025 was 254.7 million.

Documents incorporated by reference: Portions of Arthur J. Gallagher & Co.’s definitive 2025 Proxy Statement are incorporated by reference into this Form 10‑K in response to Part III to the extent described herein.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future of Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us, Gallagher or the Company, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: the impact of general economic conditions, including inflation, interest rates and market uncertainty; the effects of geopolitical volatility, including repercussions from the armed conflicts in Ukraine and the Middle East; market and industry conditions, including competitive and pricing trends and the impact of large natural events; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions and integrating recent acquisitions, including comments regarding the expected benefits of our acquisition of BCHR Holdings, L.P., and its subsidiaries, dba Buck (which we refer to as Buck), Cadence Insurance, Inc. (which we refer to as Cadence Insurance), Eastern Insurance Group, LLC (which we refer to as Eastern Insurance), My Plan Manager Group Pty Ltd (which we refer to as My Plan Manager), and the acquisition of all the issued and outstanding stock of Dolphin TopCo, Inc., the holding company of AssuredPartners, Inc. (which we refer to as AssuredPartners, and such acquisition, which we refer to as the Transaction), and other acquisitions larger than our typical tuck-in acquisitions and the expected duration and costs of integrating such large acquisitions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, audits, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments; human capital management, including diversity and inclusion initiatives, and sustainability, including climate-resilience and climate-advisory products and services and our carbon emissions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors from the acquisition of AssuredPartners that could impact results include impact results include:

•
Our ability to complete the Transaction on a timely basis or at all, which may be negatively impacted by issues with regulatory approvals in the United States (U.S.), the United Kingdom (U.K.) and Ireland;
•
The Transaction will not be accretive to earnings per share because our assumptions about our business, AssuredPartners and preliminary estimates are materially inaccurate causing dilution to our earnings per share; decreasing or delaying the expected accretive effect of the Transaction or causing a decrease in the market price of our common stock;
•
Risks related to the integration of AssuredPartners into the Company, including achieving the expected cost savings or revenue synergies from such integration, that AssuredPartners will perform as expected or that we will incur unforeseen obligations or liabilities; and
•
Diversion of management’s attention from ongoing business operations and opportunities.

Potential factors that could impact results include:

•
Global economic and geopolitical events, such as fluctuations in interest and inflation rates; geo-economic fragmentation and protectionism such as tariffs, trade wars or similar governmental actions affecting the flows of goods, services or currency; a recession or economic downturn; a potential U.S. government shutdown or gridlock over increasing the U.S. debt ceiling; political violence, and instability, including as a result of the armed conflicts in Ukraine and the Middle East;
•
Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity, for example, as a result of large payouts related to extreme weather events, or to the failure of such enterprises, including the increased risk of errors and omissions (which we refer to as E&O) claims against us;
•
Risks that could negatively affect the success of our acquisition strategy, including the impact of economic uncertainty on our ability to source, review and price acquisitions, continuing consolidation in our industry and interest in acquiring insurance brokers on the part of private equity firms and newly public insurance brokers, which makes it more difficult to identify targets and in some cases makes them more expensive, inaccurate assumptions and failure to realize expected benefits; the risk that we may not receive timely regulatory approval of pending transactions, closing risks; execution risks, integration risks, poor cultural fit, the risk of post-acquisition deterioration leading to intangible asset impairment charges, and the risk we could incur or assume unanticipated liabilities such as cybersecurity issues or violations of anti‑corruption and sanctions laws;
•
Risks related to Buck, Cadence Insurance, Eastern Insurance, My Plan Manager, the pending acquisition of AssuredPartners and other acquisitions larger than our usual tuck-in acquisitions, including risks related to our ability to successfully integrate operations, the possibility that our assumptions may be inaccurate resulting in unforeseen obligations or liabilities and failure to realize the expected benefits of these acquisitions;
•
Damage to our reputation, including as a result of failing to uphold our culture and the potential for the Internet and social media to magnify the effects of such reputational issues;
•
Failure to meet our sustainability aspirations, goals and initiatives or to comply with increasingly complex climate-related and other sustainability regulations, including heightened scrutiny, including a growing backlash against sustainability initiatives, and increased risks related to “greenwashing” and “greenhushing;”
•
Failure to apply technology, data analytics and artificial intelligence (which we refer to as AI) effectively in driving value for our clients through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;
•
Risks associated with the use of AI in our business operations, including regulatory, data privacy, cybersecurity, E&O, intellectual property and competition risks;
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
•
Risks arising from our international operations and changes in international conditions, including the risks posed by political and economic uncertainty in certain countries (including repercussions from the armed conflicts in Ukraine and the Middle East), maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti‑corruption, sanctions, and privacy laws, increasingly complex regulatory requirements related to climate change and sustainability issues); increased protectionism, tariffs, and trade wars, climate change and other long-term sustainability matters, increased scrutiny of the use of off-shore centers of excellence such as those we operate and global health risks;
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
•
Risks particular to our benefit consulting operations, including risks related to the acquisition of Buck and Redington Ltd. (which we refer to as Redington), an FCA-regulated investment consulting firm;
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

•
Cyber-attacks or other cybersecurity incidents and the heightened risk of such attacks as a result of the armed conflicts in Ukraine and the Middle East, improper disclosure of confidential, personal or proprietary data and changes to laws and regulations governing cybersecurity and data privacy;
•
Unfavorable determinations related to contingencies and legal proceedings, including; violations or alleged violations of the U.S. Foreign Corrupt Practices Act (which we refer to as FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act, and the outcome of any existing or future investigation, review, regulatory action or litigation;
•
Failure to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions, including new sanctions laws as a result of the armed conflicts in Ukraine and the Middle East; laws relating to the disclosure of sustainability matters; laws relating to the use of AI, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods or restrictions on non-compete agreements);
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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission (SEC), including this report and any other reports we file with the SEC in the future.

Arthur J. Gallagher & Co.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

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

Since our founding in 1927, we have grown from a one-person insurance agency to the world’s third largest insurance broker/risk manager based on revenues according to Business Insurance magazine’s July/August 2024 edition, and one of the world’s largest property/casualty third party claims administrators, according to Business Insurance magazine’s May 2024 edition.

We report our results in three segments: brokerage, risk management and corporate. The brokerage and risk management segments contributed approximately 86% and 14%, respectively, to 2024 revenues. We generate approximately 64% of our revenues from the combined brokerage and risk management segments in the U.S., with the remaining 36% generated internationally, primarily in Australia, Canada, New Zealand and the U.K. The corporate segment did not generate any significant revenues in 2024.

Shares of our common stock are traded on the New York Stock Exchange under the symbol “AJG”, and we had a market capitalization at December 31, 2024 of approximately $71 billion. Information in this report is as of December 31, 2024 unless otherwise noted. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at 2850 Golf Road, Rolling Meadows, Illinois 60008-4050, and our telephone number is (630) 773‑3800.

Operating Segments

We report our results in three segments: brokerage, risk management and corporate. The major sources of our operating revenues are commissions, fees, supplemental and contingent revenues and interest income, premium finance and other income from our brokerage operation, and fees, including performance‑based fees, from our risk management operations. The corporate segment does not generate any significant revenues.

Our business, particularly our brokerage business, is subject to seasonal fluctuations. Commissions, fees, supplemental revenues and contingent revenues, and our costs to obtain and fulfill the service obligations to our clients, can vary from quarter to quarter as a result of the timing of contract-effective dates. On the other hand, salaries and employee benefits, rent, depreciation and amortization expenses generally tend to be more uniform throughout the year. The timing of acquisitions, recognition of books of business gains and losses also impact the trends in our quarterly operating results.

Brokerage Segment

The brokerage segment accounted for 86% of our revenues in 2024. Our brokerage segment operates through a network of more than 580 sales and service offices located throughout the U.S. and approximately 350 sales and service offices in approximately

60 countries, most of which are in the Australia, Canada, New Zealand and the U.K. Most of these offices are fully staffed with sales and service personnel. We offer client service capabilities in approximately 130 countries around the world through our direct operations as well as through a network of correspondent brokers and consultants.

Domestic Retail Insurance Brokerage Operations

Our retail insurance brokerage operations accounted for 73% of our brokerage segment revenues in 2024. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

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

Global Reinsurance Brokerage Operations

Our reinsurance brokerage operations (which we refer to as Gallagher Re) accounted for 13% of our brokerage segment revenues in 2024. Gallagher Re operates from more than 60 offices across 26 countries, with specialist expertise, underpinned by a portfolio of analytics capabilities including catastrophe modeling, dynamic financial analysis, rating agency analysis and capital modeling. Our reinsurance brokers assist underwriting enterprises, such as insurance companies and managing general underwriters, to secure protection or reinsurance from another insurance company for a specific risk or class of risks, including negotiating rates and terms and while sourcing the best-suited contracts available on the market. Additionally, through Gallagher Securities, Gallagher Re provides capital markets services, including acting as underwriter, with respect to insurance‑linked securities, weather derivatives, capital raising and selected merger and acquisition advisory activities. We anticipate growing Gallagher Re by increasing the number of underwriting enterprise clients, deepening our relationships with current underwriting enterprise clients, developing new products, further building out our facultative capabilities, and through mergers and acquisitions.

Wholesale Insurance Brokerage Operations

Our wholesale insurance brokerage operations accounted for 14% of our brokerage segment revenues in 2024. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through approximately 162 offices primarily located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. More than 75% of our wholesale brokerage revenues comes from non-affiliated brokerage clients.

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

Risk Management Segment

Our risk management segment accounted for 14% of our revenues in 2024. Approximately 61% of our risk management segment’s revenues are from workers’ compensation-related claims, 34% are from general and commercial auto liability-related claims and 5% are from property-related claims in 2024.

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

While this segment complements our brokerage offerings, approximately 94% of our risk management segment’s revenues come from clients not affiliated with our brokerage operations, such as underwriting enterprises and clients of other insurance brokers.

We expect that the risk management segment’s most significant growth prospects through the next several years will come from:

•
Program business and the outsourcing of portions of underwriting enterprise claims departments;
•
Increased levels of business with Fortune 1000 companies;
•
Larger middle-market companies and captives; and
•
Mergers and acquisitions.

Corporate Segment

The corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs and the impact of foreign currency remeasurement. As a result, the timing of acquisitions impact the trends in our quarterly operating results.

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

Risk Management Segment

Our risk management business competes with a number of companies varying in size and scope, including global independent third party claims administrators, regional third party claims administrators, insurance owned claims administrators and legal firms in certain jurisdictions. We believe that the primary factors determining our competitive position are our ability to deliver better outcomes, reputation for outstanding service, cost-efficient service, our data analytics capabilities and financial strength.

Business Combinations

We completed approximately 750 acquisitions from January 1, 2002 through December 31, 2024. The majority of these acquisitions have been smaller regional or local brokerages, agencies, or employee benefit consulting operations with a middle or small client focus and/or significant expertise in one of our niche/practice groups. The total purchase price for individual acquisitions has typically ranged from $1.0 million to $100.0 million. During 2024, we also completed several acquisitions that were larger than our usual tuck-in acquisitions, namely the acquisitions of RIBV Holdings, LLC and Redington, within our brokerage segment.

Through these acquisitions, we seek to expand our talent pool, enhance our geographic presence and service capabilities, or further diversify our business mix. We also focus on identifying:

•
A corporate culture that matches our sales-oriented and ethics-based culture;
•
A profitable, growing business whose ability to compete would be enhanced by gaining access to our greater resources; and
•
Clearly defined financial criteria.

See Note 3 to our 2024 consolidated financial statements for a summary of our 2024 acquisitions, the amount and form of the consideration paid and the dates of acquisitions.

Clients

Our client base is highly diversified and includes commercial, industrial, public sector, religious and nonprofit entities, as well as underwriting enterprises in our reinsurance operations and risk management segment. In 2024, our largest single client represented approximately 1% and our ten largest clients together represented approximately 3%, respectively, of our combined brokerage and risk management segment revenues.

Human Capital

As of December 31, 2024, we had approximately 56,000 employees, with approximately 43% in the U.S. and 57% outside of the U.S. Approximately 75% of our employees work in our brokerage segment and 18% in our risk management segment. Our remaining employees work in our corporate segment, primarily at our headquarters and at Gallagher Centers of Excellence in India. In 2024, our total compensation expense was $5,501.4 million for the brokerage segment and $882.4 million for the risk management segment, representing 55% and 61%, respectively, of brokerage and risk management segment revenues. Additional information regarding compensation expense, both on a reported and an adjusted basis can be found elsewhere in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Talent Development and Retention

While many of our new employees come to us through mergers and acquisitions and traditional hiring, “growing our own” has long been a key part of our human capital strategy. The Gallagher North American Sales Internship Program has been a key part of our talent development strategy for nearly 60 years. During that time, our program has grown globally and we employed approximately 500 interns in the summer of 2024. We provide our interns with professional development and on‑the‑job sales training that gives them the opportunity to cultivate expertise and accelerate their full-time sales career growth.

We invest in our employees and aim to offer competitive compensation and benefits packages. We acknowledge the changing work landscape and promote hybrid work arrangements, aiming to provide our employees with flexibility and work-life balance. Further, we conduct periodic global engagement surveys that have had increasingly strong participation and positive results.

Employee Learning and Development

We have programs around the world that offer learning and development opportunities to our employees. For example, the Achieve and Gallagher Career Associate Programs are career development programs available in North America that combine formal training, with experiential learning to provide participants the knowledge needed to be successful as client service and sales professionals, respectively. Similarly, we offer development programs outside the U.S., for example in Australia, Canada, India, New Zealand and the U.K. In addition, we provide on‑demand access to over 35,000 globally accessible business skills training modules across 18 languages.

Inclusion and Diversity

We aim to foster an environment that values and leverages the diverse talents, perspectives and ideas of all employees so they can reach their fullest potential. As of December 31, 2024, approximately 58% of our employees were women, including 48% of managers and 40% of producers. In the U.S., approximately 27% of our employees were racially/ethnically diverse, including 18% of managers and 21% of producers.

Regulation

Many of our activities throughout the world, such as our insurance brokerage, securities broker‑dealer and investment advisory services, are subject to supervision and regulations promulgated by regulatory or self‑regulatory bodies such as the SEC, the NYSE, the U.S. Department of Justice (DOJ), the IRS, the Federal Trade Commission (FTC) the Financial Industry Regulatory Authority (FINRA) and the Financial Crimes Enforcement Network in the U.S., the Financial Conduct Authority in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our retirement-related consulting and investment advisory services are subject to pension law and financial regulation in many countries. Our activities are also subject to a variety of other laws, rules and regulations addressing, among others, licensing, cybersecurity, data privacy, AI, wage-and-hour standards, employment and labor relations, competition, anti-corruption, currency, the conduct of business, reserves and the amount of local investment with respect to our operations in certain countries. As we continue to implement new technology and AI initiatives across our business we also expect to be subject to additional regulations related to the use of such new technologies.

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

In addition, as regulators and investors continue to focus on climate change and other sustainability issues, we are exposed to the risk of frameworks and regulations being adopted that require significant effort to comply with and which are ill-adapted to our operations, particularly with respect to our larger-than usual acquisitions that may have their own sustainability programs and may have complied with sustainability regulations in the past in a way that may differ substantially from our sustainability program and strategy. For example, in 2023, pursuant to the Corporate Sustainability Reporting Directive (CSRD, which we expect will result in disclosure obligations in future years for us and some of our EU subsidiaries, the first set of EU sustainability reporting standards (which we refer to as ESRS) was developed by the European Financial Reporting Advisory Group (which we refer to as EFRAG) and adopted by the EU. EFRAG will continue to issue sector-specific and non-EU applicable ESRS in the coming years, with such standards to be tailored to EU policy positions which may be different or contradictory with those applicable in other jurisdictions such as the International Sustainability Standards Board standards (which we refer to as ISSB) and the Task Force on Climate-Related Financial Disclosures (which we refer to as TCFD) framework. In the U.K., our business is subject to a number of disclosure obligations under different sustainability frameworks, such as the TCFD. Australia enacted mandatory disclosures based on the ISSB standards in 2024, and other jurisdictions, such as Canada and New Zealand, have announced that they plan to implement ISSB-based disclosures. There is further uncertainty in this space as the SEC’s new climate change disclosure requirements enacted in 2024 are currently being challenged in legal proceedings and are expected to be struck down, while, the State of California has enacted disclosure rules, which we expect will require us, among other things, to publish our consolidated carbon emissions. Compliance with such differing and uncertain rules and frameworks requires, significant effort and could divert management’s attention and resources.

Regulations promulgated by the U.S. Treasury Department pursuant to the Foreign Account Tax Compliance Act (which we refer to as FATCA) require us to take various measures relating to non‑U.S. funds, transactions and accounts.

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

Item 1A. Risk Factors.

Risk Factor Summary

Risks Relating to the Acquisition of AssuredPartners

•
There can be no assurance that the Transaction will be completed or that we will realize the expected benefits of the Transaction.
•
We may encounter integration challenges and AssuredPartners may not perform as expected.
•
We have made certain assumptions relating to the Transaction and AssuredPartners which may prove to be materially inaccurate.

Risks Relating to our Business Generally

•
Global economic and geopolitical events, such as fluctuations in interest and inflation rates; geo-economic fragmentation and protectionism; a recession or economic downturn; a potential U.S. government shutdown or gridlock over increasing the debt ceiling and political violence, and instability, including as a result of armed conflicts in Ukraine and the Middle East, could adversely affect our results of operations and financial condition.
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
•
Damage to our reputation and culture could have a material adverse effect on our business.
•
Our sustainability aspirations, goals and initiatives, and our public statements and disclosures regarding them, expose us to numerous risks.
•
If we are unable to apply technology, data analytics and AI effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, organic and inorganic growth and compliance programs could be adversely affected.
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

Risks Relating to the Acquisition of AssuredPartners

There can be no assurance that the Transaction will be completed or that we will realize the expected benefits of the Transaction.

As discussed elsewhere in this Annual Report on Form 10-K, on December 7, 2024, we signed a definitive agreement to acquire AssuredPartners. Our ability to complete the Transaction may be negatively impacted by general market conditions, issues with regulatory approval in the U.S., the U.K. and Ireland and the other risks described herein. Although we currently anticipate that the Transaction, should it occur, will be accretive to earnings per share from and after its closing, this expectation is based on assumptions about our business, the operations to be acquired and preliminary estimates, which may change materially. As a result, should the Transaction occur, certain other amounts to be paid in connection with the Transaction may cause dilution to our earnings per share or decrease or delay the expected accretive effect of the Transaction and cause a decrease in the market price of our common stock. In addition, a change in one or more of these assumptions may result in a change in future earnings, which could be material.

We may encounter integration challenges and AssuredPartners may not perform as expected.

We can provide no assurance that we will be able to successfully integrate AssuredPartners or achieve the expected cost savings or revenue synergies from such integration, that AssuredPartners will perform as expected or that we will not incur unforeseen obligations or liabilities. It is possible that our experience in running AssuredPartners will require us to adjust our expectations regarding the impact of the acquisition on our operating results. In addition, integration efforts are anticipated to be complex and may divert management attention and resources, which could adversely affect our operating results.

We have made certain assumptions relating to the Transaction and AssuredPartners which may prove to be materially inaccurate.

We have made certain assumptions relating to the Transaction and AssuredPartners, which assumptions involve significant judgment and may not reflect the full range of uncertainties and unpredictable outcomes inherent in the Transaction and may be materially inaccurate. These assumptions relate to numerous matters, including:

•
our ability to realize the expected benefits of the Transaction;
•
projections of future revenue, EBITDAC and our earnings per share;
•
our ability to maintain, develop and deepen relationships with employees, including key brokers, and customers associated with AssuredPartners;
•
projections of future expenses and expense allocation relating to the Transaction and AssuredPartners;
•
unknown or contingent liabilities associated with the Transaction or AssuredPartners;
•
the amount of goodwill and intangibles that will result from the Transaction;
•
other purchase accounting adjustments that we may record in our financial statements in connection with the Transaction;
•
acquisition and integration costs, including restructuring charges and transaction costs; and
•
other financial and strategic risks of the Transaction.

Risks Relating to our Business Generally

Global economic conditions and geopolitical events may impact the countries, regions or industries in which we operate and adversely affect our business results of operations and financial condition.

Global economic and geopolitical events, including fluctuations in interest, inflation and exchange rates, geo-economic fragmentation and protectionism resulting in greater restrictions on international trade and market uncertainty, tariffs, trade wars and other governmental actions affecting the flow of goods, services or currency, the armed conflicts in Ukraine and the Middle East, political crises like potential U.S. governmental shutdowns or gridlock over increasing the U.S. debt ceiling, and political violence and instability worldwide could also weigh negatively on the economy.

A recession or decline in economic activity, for these and any other reasons, could adversely impact us in future periods. For example, our clients might reduce the amount of insurance coverage, reinsurance coverage, consulting services or claims administration services they purchase due to reductions in headcount, payroll, or replacement and asset values, among other factors. Whether these reductions are caused by an overall economic downturn or declines in certain countries, regions and industries in which we operate, our commission and fee revenues, consulting revenues, or revenues from managing third-party insurance claims could be adversely impacted. Some of our clients may also experience liquidity problems or other financial difficulties due to tightening credit markets or lower levels of economic activity. If our clients file for bankruptcy, liquidate their operations, consolidate or are generally unable to meet their obligations, our revenues, ability to collect receivables and liquidity could be adversely impacted, which could have an adverse effect on our results of operations and financial condition.

While lower interest rates benefit us by reducing our cost of borrowing, they also reduce investment earnings on our cash, revenue from our premium financing operations and short-term investments of fiduciary and operating funds. In addition, lower levels of inflation may reduce our revenue growth by slowing the increase in insurable asset values.

Uncertain economic conditions have created volatility in the U.S. and other markets where we operate. A rise in the cost of labor or cost of capital, among other things, could negatively impact our operating and general and administrative expenses. We have no or limited control over such developments. If our costs grow significantly, our margins and results of operations may be materially and adversely impacted and we may not be able to achieve our strategic and financial objectives. Further, a tightening of credit or capital markets could negatively impact our business, financial condition and liquidity, including our ability to continue to access preferred sources of liquidity when needed and under similar terms, which may increase our capital costs. We could also experience losses on holdings of cash and investments due to failures of financial institutions and other counterparties. Thus, a deterioration in macroeconomic conditions could adversely affect our business, results of operations or financial condition.

Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity could adversely affect our results of operations and financial condition.

We have a significant amount of receivables from certain of the underwriting enterprises with which we place insurance and reinsurance. If those companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. The failure of an underwriting enterprise with which we place business could result in E&O claims against us by our clients. Further, the failure of E&O underwriting enterprises could make the E&O insurance we rely upon cost prohibitive or unavailable. Underwriting enterprises are also clients of our reinsurance and third-party claims administration operations and, as such, any of the negative developments for underwriting enterprises referred to above could also reduce our commission and fee revenues from such clients. Any of these developments could adversely affect our results of operations and financial condition. In addition, if underwriting enterprises merge, fail, or withdraw from offering certain lines of coverage, for example, because of large payouts related to climate or weather events or other emerging risk areas, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage, reduce demand from the insurance company clients of our reinsurance and third-party claims administration operations and, as a result, reduce our revenues and profitability.

We have historically acquired large numbers of insurance brokers, benefit consulting firms and, to a lesser extent, third party claims administration and risk management firms. We may not be able to continue such acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.

Our ordinary-course acquisition program has been an important part of our historical growth, particularly in our brokerage segment, and we believe that similar acquisition activity will be important to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions would likely result in slower growth. Continuing consolidation in our industry and a high level of interest in acquiring insurance brokers on the part of private equity firms, private equity-backed consolidators and newly public insurance brokers has, in some cases, made, and could in the future make, appropriate acquisition targets more difficult to identify and more expensive. Even if we are able to identify appropriate acquisition targets, we may not have sufficient capital to fund acquisitions, be able to execute transactions on favorable terms or integrate targets in a manner that allows us to realize the benefits we have historically experienced from acquisitions. When regulatory approval of acquisitions is required, our ability to complete acquisitions may be limited by an ongoing regulatory review or other issues with the relevant regulator. Our ability to finance and integrate acquisitions may also decrease if we complete a greater number of larger acquisitions than we have historically. See the risk factor below regarding larger acquisitions. See also Note 3 to our 2024 consolidated financial statements for information regarding the size of transactions in the reporting period.

Post-acquisition risks apply both to our normal-course and larger acquisitions described in the risk factor below and include poor cultural fit and risks relating to retention of personnel, retention of clients, entry into unfamiliar or complex markets or lines of business, contingencies or liabilities not covered by or in excess of escrowed or indemnified amounts (such as those arising from violations of sanctions laws or anti-corruption laws including the FCPA and U.K. Bribery Act) risks relating to ensuring compliance with licensing and regulatory requirements, tax and accounting issues, the risk that an acquisition distracts management and personnel from our existing business, and integration difficulties relating to accounting, information technology (which we refer to as IT), pay equity, or human resources, some or all of which could have an adverse effect on our results of operations and growth. The failure of acquisition targets to achieve anticipated revenue and earnings levels could result in goodwill impairment charges. Additionally, through our acquisitions, we may enter new lines of business or offer new services within existing lines of business. For example, our acquisition of Redington and My Plan Manager added U.K.‑regulated investment consulting services and Australia-regulated disability plan management services to our operations. These new businesses may pose additional risks or increased regulatory burden.

We face additional risks relating to acquisitions that are larger than our usual tuck-in acquisitions described above.

We can provide no assurance that we will be able to successfully integrate the operations of acquisitions that are larger than our usual tuck-in acquisitions, such as AssuredPartners, Buck, Eastern Insurance, Cadence Insurance and My Plan Manager, that they will perform as expected, or that we will not incur unforeseen obligations or liabilities. Integration efforts relating to larger acquisitions are more complex, including with respect to technology systems, which may divert management’s attention and resources and could adversely affect our operating results. In addition, we have made certain assumptions relating to these acquisitions that may be inaccurate, including as a result of the failure to realize expected benefits, higher than expected integration costs and unknown liabilities as well as general economic and business conditions. These assumptions relate to various matters, including projections of future revenues, non-GAAP measures, expenses and expense allocation; our ability to maintain, develop and deepen relationships with employees, including key brokers, and clients; the amount of goodwill and intangibles; and other unforeseen compliance, financial and strategic risks. See also “We may encounter integration challenges and AssuredPartners may not perform as expected.”

Damage to our reputation or culture could have a material adverse effect on our business.

Our reputation is one of our key assets. We advise our clients on and provide services related to a wide range of subjects and our ability to attract acquisition partners and attract and retain clients and employees is highly dependent upon perceptions of our expertise, level of service, ability to protect client information, trustworthiness, business practices, financial condition and other subjective qualities such as ethics, culture and values. We believe that our culture has been a critical component of our growth and success since our founding nearly 100 years ago and the failure to uphold our culture as we grow could negatively impact our reputation. Negative perceptions or publicity, including our association with clients or business partners with damaged reputations, as a result of actions taken by companies we acquire before the acquisition, as a result of marketing partnerships (for example, with a sports team or league), or from actual or alleged conduct by us or our employees, including corruption or bribery allegations or cybersecurity incidents, could damage our reputation. Negative publicity may be posted on social media or other Internet forums, whether or not true, and the speed and pervasiveness with which information can be disseminated through these channels, in particular social media, may magnify the risks noted above. Our success is also dependent on maintaining a good reputation with investors, regulators and the communities in which we operate. As we enter new jurisdictions and markets globally, negative reputational events (whether arising from regulatory matters or otherwise) may have a disproportionate impact in locations or markets where our employee and client presence is limited. Any negative publicity could potentially hinder our growth prospects in such locations or markets. Any of these matters could have a material adverse effect on our business, financial condition and results of operations. See below for additional risk factors regarding sustainability initiatives and disclosures.

Our sustainability-related aspirations, goals and initiatives, and our statements and disclosures regarding sustainability expose us to numerous risks.

The increased focus on sustainability has made compliance with regulations, frameworks and stakeholder expectations increasingly complex. Our business faces increased scrutiny from the investment community, clients, employees, potential acquisition targets, regulators and other stakeholders related to sustainability. This includes scrutiny regarding our goal to reach operational net zero carbon emissions (Scope 1 and Scope 2) by 2050 and our interim goal of a 50% reduction in such emissions, on a per employee basis, by 2030. We anticipate the same level of scrutiny with respect to any other goals, targets and objectives we may announce in the future, and our methodologies and timelines for pursuing them. We may also face scrutiny, including private litigation or government enforcement actions, relating to our long-standing inclusion and diversity initiatives. Heightened scrutiny, including a growing backlash against sustainability initiatives, has increased the risk that we could be perceived as, or accused of, making inaccurate or misleading statements, commonly referred to as “greenwashing” and “greenhushing,” and could harm our reputation. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives, to comply with ethical, social environmental or other standards, regulations or expectations, which are continuously evolving, or to satisfy various reporting standards with respect to these matters, could have the same negative impacts, as well as expose us to government enforcement actions and private litigation. Any resulting erosion of trust and confidence or the perception among some stakeholders that we are overly focused on sustainability could make it difficult for us to attract acquisition targets or attract and retain clients, employees or investors; result in lower sustainability ratings, exclusion of our stock from sustainability-oriented indices, and reduced demand for our stock from sustainability-focused or anti-ESG investment funds; increase our cost of borrowing; or harm our relationships with regulators and the communities in which we operate. See also “We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business, or we may be less profitable.”

If we are unable to apply technology and data analytics effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, ability to attract acquisition targets, growth and compliance programs could be adversely affected.

Our future success depends, in part, on our ability to collect and leverage data relating to our business and otherwise anticipate and respond effectively to the risks and opportunities presented by digital disruption, “big data” and data analytics, AI and other developments in technology. These may include new applications or insurance-related services based on AI (e.g., generative AI, machine learning), robotics, blockchain, or new approaches to data mining that impact the nature of how we generate revenue. We may be exposed to competitive risks related to the adoption and application of new technologies by established market participants (for example, through disintermediation) or new entrants such as technology companies, “Insurtech” start-up companies, and others. These new entrants are focused on using technology and innovation in an attempt to simplify and improve the client experience, increase efficiencies, alter business models and effect other potentially disruptive changes in the industries in which we operate. We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis and our ideas may not be accepted in the marketplace. Additionally, the effort to gain technological expertise, make use of data analytics, and develop new technologies in our business requires us to incur significant expenses. Investments in technology systems and data analytics capabilities may not deliver the benefits or perform as expected, or may be replaced or become obsolete more quickly than expected, which could result in operational difficulties or additional costs. If we cannot offer new technologies or data analytics solutions as quickly as our competitors, or if our competitors develop more cost-effective technologies, data analytics solutions or other product offerings, we could experience a material adverse effect on our operating results, client relationships, ability to attract acquisition targets, growth, and compliance programs.

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

We use AI in our business, including with respect to services provided to our clients. We have internal policies and controls governing the development, procurement, deployment and use of AI by our employees designed to align with globally recognized AI principles, maintain trust with clients and protect the company from cybersecurity threats, breaches of data privacy and intellectual property, E&O liability and regulatory enforcement risk; however, our employees could violate these policies and they or external threat actors could circumvent our controls and expose us to such risks. Furthermore, our exposure to these risks may increase if our vendors, suppliers, or other third-party providers employ AI in relation to the products or services they provide to us, as we have limited control over such use in third-party products or services. These risks include, among others, the input of confidential information, including material non-public information, in contravention of our policies or contractual restrictions to which any of the foregoing are subject, or in violation of applicable laws or regulations, including those relating to data protection and AI. This could result in such information becoming part of a dataset that is accessible by other third-party AI applications and users.

Additionally, AI heavily relies on the collection and analysis of extensive data sets. Due to the impracticality of incorporating all relevant data into the models used by AI, it is inevitable that data sets within these models will contain inaccuracies and errors, and potential biases. This could potentially render such models inadequate or flawed, negatively impacting the effectiveness of the technology or our services. We are exposed to the risks associated with these inaccuracies, errors and biases, along with the adverse impacts that such flawed models could have on our business and operations. Furthermore, governance and ethical issues relating to the use of AI may also result in reputational harm and liability.

AI and its applications are developing rapidly. The use of this technology by clients or underwriting enterprises may impact the way our business operates, and its use by our competitors and new market entrants with competing services derived from their AI capabilities may give them a competitive advantage. We cannot predict the effect of these changes at this time, for example, they may decrease the demand for our services or negatively affect our assumptions regarding the competitive landscape of our business. Further, the rapid development of these technologies may require significant efforts to upskill or reskill existing employees. Consequently, it is difficult to predict all risks associated with this new technology, which may eventually impact our business, results of operations, or financial condition. See also “Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.”

Our success depends, in part, on our ability to attract and retain qualified talent, including our senior management team.

We depend upon members of our senior management team, who possess extensive knowledge and a deep understanding of our business and strategy. We could be adversely affected if we fail to successfully execute our succession plans for these leaders, including our chief executive officer, and if our succession plans are not well-received by our employees, trading partners, investors and other stakeholders. We could also be adversely affected if we fail to attract and retain talent and foster a diverse and inclusive workplace throughout our organization. Competition for talent is intense in many areas of our business, particularly in our claims management business, IT and in rapidly developing fields such as AI and data engineering. Furthermore, the increased availability of remote working arrangements has expanded the pool of companies that compete with us for talent. As competition for skilled professionals remains intense, employers are implementing new offerings to attract talent, including but not limited to increasing compensation, enhancing health and wellness solutions, and providing remote work options. We may have to devote significant resources to attract and retain talent, which could negatively affect our business, operating results and financial condition.

In addition, our industry has experienced competition for brokers and in the past we have lost key brokers and groups of brokers, along with their clients, business relationships and intellectual property directly to our competition. We enter into agreements with many of our brokers and significant client-facing employees and all of our executive officers, which prohibit them from disclosing confidential information and/or soliciting our clients, prospects and employees upon their termination of employment. The confidentiality and non-solicitation provisions of such agreements terminate in the event of a hostile change in control, as defined in the agreements. Although we pursue legal actions for alleged breaches of such agreements, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action, such legal actions may not be effective in preventing such breaches, theft or infringement. In certain cases, our competitors have solicited employees in violation of their employment agreements as a matter of standard business practice, apparently determining that the cost of defending litigation is outweighed by the benefits of acquiring our employees in this manner. Certain states like Minnesota, North Dakota and Oklahoma have implemented rules that would prevent employers from entering into non-competes with employees, while California has broadened the scope of its longstanding restrictions on non-competes and the Federal Trade Commission (FTC) has continued defending its non-compete ban in federal courts. Even though the FTC ban is unlikely to take effect, if more states adopt similar rules or if we fail to adequately address any of the issues referred to above, we could experience a material adverse effect on our business, operating results and financial condition.

Business disruptions could have a material adverse effect on our operations, damage our reputation and impact client relationships.

Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business. This includes infrastructure controlled by third-party vendors and suppliers. Such disruptions could be caused by various factors, such as cybersecurity incidents, security breaches, human error, capacity constraints, hardware failures or defects, natural disasters, climate and weather events, pandemics, fires, power outages, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, civil disruption, political violence and unrest, military actions or war. While we have disaster recovery procedures in place, they may not be effective. Additionally, insurance covering such disruptions may not continue to be available at reasonable prices and may not address all potential losses or compensate us for the possible loss of clients or increase in claims and lawsuits directed against us. Further, because we do not control infrastructure owned by third parties, we cannot guarantee that such parties have effective recovery procedures, or sufficient funds or insurance to recover any damages, losses or other liabilities that we may incur due to business interruptions caused by disruptions to their infrastructure.

The risk of business disruption is more pronounced in certain geographic areas where a significant portion of our business is concentrated. For example, we have substantial operations in India that provide important client support and other services for our global organization. To date, the dispute between India and Pakistan involving the Kashmir region, rising tensions between India and China, incidents of terrorism in India, the potential for civil unrest and general geopolitical uncertainties have not adversely affected our operations in India. However, such factors could potentially affect our operations there in the future. If our access to these services is disrupted, our client relationships could be harmed, our liability for E&O could increase, and our reputation could be damaged, causing our business, operating results and financial condition to be adversely affected.

Sustained increases in compensation expense and the cost of employee benefits could reduce our profitability.

Compensation expense and the cost of employees’ medical and other benefits, substantially affects our profitability. In the past, we have occasionally experienced significant increases in these costs as a result of macro-economic factors beyond our control, including wage inflation and increases in health care costs. Our compensation expense ratio in 2024 as a percent of total revenue remained the same as in 2023 at 56.4%. Although we have actively sought to control increases in compensation expense and the cost of employee benefits, we can make no assurance that we will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce our profitability.

Our substantial operations outside the U.S. expose us to risks different than those we face in the U.S.

In 2024, we generated approximately 36% of our combined brokerage and risk management revenues outside the U.S. Our business outside the U.S. presents operational, regulatory, economic and other risks that are different from, or greater than, the risks we face doing comparable business in the U.S. These include, among others, risks relating to:

•
Maintaining awareness of and complying with a wide variety of labor practices and foreign laws, including those relating to labor and employment, data privacy requirements, AI regulations, prohibitions on corrupt payments to government officials, export and import duties, environmental policies, sustainability disclosures, as well as laws and regulations applicable to U.S. business operations abroad;
•
Our employees, our agents, or our affiliated entities, or their respective officers, directors, employees and agents, may take actions in violation of any local laws, regulations or policies, for which we might be held responsible. Actual or alleged violations could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives;
•
We expect relations with work councils and trade unions in these countries will continue to be satisfactory, however, work stoppages could occur and we may not be successful in negotiating new collective bargaining agreements. In addition, collective bargaining negotiations may (1) result in significant increases in the cost of labor, (2) divert management’s attention away from operating the business or (3) break down and result in the disruption of operations. See also “Regulatory, Legal and Accounting Risks”;
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
•
Difficulties in staffing and managing foreign operations. For example, we are growing our Latin America operations through acquisitions of local family-owned insurance brokerage firms. If we lose a local key employee, hiring and retaining talent locally or finding an internal candidate qualified to transfer to such location could be difficult;
•
Less flexible employee relationships, which in certain circumstances have limited our ability to prohibit employees from competing with us after they are no longer employed with us or recover damages, and made it more difficult and expensive to terminate their employment;
•
Certain of our non-U.S. subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. We must also translate the financial results of our non-U.S. subsidiaries into U.S. dollars. Although we have used foreign currency hedging strategies in the past and currently have some in place, such risks cannot be eliminated entirely, and significant changes in exchange rates may adversely affect our results of operations;
•
Conflicting regulations in the countries in which we do business;
•
Political and economic instability (including risks relating to undeveloped or evolving legal systems, unstable governments, acts of terrorism, military actions and armed conflicts, including between Russia and Ukraine and in the Middle East). See also “Global economic conditions and geopolitical events may impact the countries, regions or industries in which we operate and adversely affect our business, results of operations and financial condition”;
•
Coordinating our communications, policies and logistics across geographic distances, multiple time zones and in different languages, including during times of crisis management;
•
Risks relating to our post-Brexit plan to address the loss of passporting rights between the U.K. and the European Economic Area (which we refer to as EEA) with respect to insurance brokerage services. The plan we implemented in 2020 involved transferring the EEA clients of our U.K.-based regulated entities to a Swedish subsidiary authorized in the EEA, and providing some services through a U.K. branch of such subsidiary. Although this “reverse branch” model is typical of other brokers of a similar size, EEA regulators continue to assess their approach to this model, including as a result of, among other developments, the supervisory statement issued by the European Insurance and Occupational Pensions Authority (EIOPA) in February 2023. While we are continuously assessing the impact of these developments, it is difficult to predict such impact on our current plan;
•
Unfavorable audits and exposure to additional liabilities relating to various non-income taxes (such as payroll, sales, use, value-added, net worth, property and goods and services taxes) in non-U.S. jurisdictions. In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, discriminatory or confiscatory taxation, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or their interpretation and the financial results of our non-U.S. subsidiaries. See also “Changes in tax laws could adversely affect us”;
•
Legal or political constraints on our ability to maintain or increase prices;
•
Cash balances held in foreign banks and institutions where governments have not specifically enacted formal guarantee programs;
•
Epidemics or pandemics at a regional or global level;
•
Lost business or other financial harm due to protectionism in the U.S. and in countries around the world, including adverse trade policies, tariffs, trade wars and other governmental actions affecting the flow of goods, services or currency, and governmental restrictions on the transfer of funds to us from our operations outside the U.S.; for example, the practice of using off-shore labor has come under increased scrutiny in the U.S. and governmental authorities or insurance carriers could seek to impose financial costs or restrictions on the use of off-shore centers of excellence such as the ones we operate in India and other international jurisdictions (see also “Business disruptions could have a material adverse effect on our operations, damage our reputation and impact client relationships”); and
•
Increased tensions between countries such as the U.S., China and Russia and related trade and military policies of the U.S. government that may cause retaliation or countermeasures from other countries or regions, could further develop in ways that exacerbate the risks described above, or introduce new risks for our non-U.S. operations, such as increasing the potential that sanctions, tariffs, global mobility restrictions or other related measures may impact our business.

If any of these risks materialize, our results of operations and financial condition could be adversely affected.

Changes in tax laws could adversely affect us.

We operate in various jurisdictions and are subject to changes in applicable tax laws, treaties, or regulations in those jurisdictions. A material change in the tax laws, treaties, or regulations, or their interpretation, of any jurisdiction with which we do business, or in which we have significant operations, could adversely affect us. For example, the OECD continues to issue reports and recommendations as part of its Base Erosion and Profit Shifting project (which we refer to as BEPS) and in 2021, it announced that 136 countries and tax jurisdictions agreed to implement a new Pillar 2 approach to international taxation. Pillar 1 exempts regulated financial institutions and we believe we qualify for such exemption. Pillar 2 will establish a global minimum tax rate of 15%, such that multinational enterprises with an effective tax rate in a jurisdiction below this minimum rate will need to pay additional tax, which could be collected by the parent company’s tax authorities if that parent country adopts Pillar 2 or by those in other countries, depending on whether and how each country implements the OECD’s approach in its tax treaties and domestic tax legislation. The first detailed draft rules under that approach were published in December 2021. The new approach came into effect in 2023 in certain jurisdictions, and different countries have implemented the necessary rules in different ways, through their individual agreement to tax treaty changes and through changes to their own domestic tax laws. Many countries in which we do business have adopted, or are expected to adopt, these rules which will change various aspects of the existing framework under which our tax obligations are determined. For example, the U.K., the majority of the EU, Canada, Australia and New Zealand have now adopted nearly all aspects of these rules with limited variation from the OECD model rules. Other jurisdictions in which we do business are also reacting to these efforts; for example, Bermuda enacted a corporate tax regime for the first time in 2023, which has become effective starting 2025. We anticipate further significant developments across several jurisdictions in which we operate in 2025 and 2026. Depending on how the jurisdictions in which we operate, and those in which we and our subsidiaries are based, choose to implement the OECD’s approach in their tax treaties and domestic tax laws, particularly if the U.S. does not adopt Pillar 2, we could be adversely affected due to our income being taxed at higher effective rates, once these new rules come into force.

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

We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we render, our data analytics capabilities, the personalized attention we provide, the individual and corporate expertise of the brokers and consultants providing the actual service to the client, and our ability to help our clients manage their overall risk exposure and insurance or reinsurance costs. Losing business to competitors offering similar services or products at a lower cost or having other competitive advantages would adversely affect our business.

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
•
Sustainability regulations in the U.S. and around the world, particularly those promoting the transition to a low-carbon economy, which could create new competitive pressures around climate resilience consulting services and innovative insurance solutions;
•
Continued consolidation in the financial services industry, leading to large financial services institutions offering a wider variety of services including insurance brokerage and risk management services;
•
Increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms and professional employer organizations; and
•
Third party capital providers entering the insurance and reinsurance risk transfer market offering products and capital directly to our clients. Their presence in the market has increased the competitive pressures that we face.

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

Underwriting enterprises may seek to minimize their expenses by reducing the commission rates payable to agents or brokers such as us. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly affect our profitability. Because we do not determine the timing or extent of premium pricing changes, it is difficult to forecast our commission revenues precisely, including whether they will significantly decline. As a result, we may have to adjust our budgets for future acquisitions, capital expenditures, dividend payments, debt repayments and other expenditures to account for unexpected changes in revenues, and any decreases in premium rates may adversely affect the results of our operations.

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

We closed the acquisition of Buck in second quarter 2023 and Redington in fourth quarter 2024. Buck is the largest acquisition in the history of our benefit consulting operations and represents a material portion of its revenue. As such, the integration of Buck into our existing operations requires a more significant effort and involves additional risks compared to our typical acquisitions. Redington is an FCA-regulated investment consulting firm focused on pension funds, wealth managers and institutional investors with a large footprint in the U.K., which may expose us to greater liability than our typical acquisitions. See also “We face additional risks relating to acquisitions that are larger than our usual tuck-in acquisitions” described above.

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
•
The favorable trend among both underwriting enterprises and self-insured entities toward outsourcing various types of claims administration and risk management services will reverse or slow causing our revenues or revenue growth to decline;
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
•
We do not satisfy regulatory requirements related to third party administrators or that regulatory developments impose additional burdens, costs or business restrictions that make our business less profitable; for example, regulations relating to security, cybersecurity, AI and data privacy as we manage a large amount of highly sensitive and confidential information including personally identifiable information, protected health information and financial information;
•
Volatility in our case volumes, which are dependent upon a number of factors and difficult to forecast accurately, could impact our revenues;
•
Wage inflation, difficulty attracting and retaining talent, and rising technology costs, may impact our ability to remain competitive in the marketplace and profitably fulfill our existing contracts (other than those that provide cost-plus or other margin protection);
•
We may be unable to develop further efficiencies in our claims-handling business and may be unable to obtain or retain certain clients if we fail to make adequate improvements in technology or operations; and
•
Underwriting enterprises or certain large self-insured entities may create in-house servicing capabilities, including as a result of the adoption of AI, that compete with our third party administration and other administration, servicing and risk management products, and we could face additional competition from potential new entrants into the global claims management services market. See also “We are subject to risks associated with AI.”

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

The transition to a low-carbon economy could harm specific industries or sectors central to the traditional energy economy in ways that could impact our business. Our clients in such industries could go out of business or have reduced needs for insurance-related or consulting services, which could adversely impact our commission revenues, consulting revenues or revenues from managing third-party insurance claims. Negative publicity arising from our association with clients in disfavored businesses or industries, or the perception that we are not sufficiently focused on climate risks or on reducing our own carbon emissions, as well as resulting from the potential conflict with anti-ESG initiatives from the U.S. federal or state governments and other stakeholders, could damage our reputation with investors, clients, employees and regulators. In addition, the transition to a low-carbon economy is giving rise to the need for innovative insurance, reinsurance and risk management solutions for entirely new industries and companies, as well as advice and services to bolster climate resilience for existing companies. If we fail to innovate and provide valuable services to our clients in response to these changes, we could lose market share to our competitors or new market entrants that do.

We do not generally assume net underwriting risk, other than with respect to de minimis amounts necessary to provide minimum or regulatory capital, and briefly, in connection with our catastrophe bond business, and thus do not generally experience direct material financial implications related to extreme weather events. In addition, we are a professional services firm with people as our most important asset and limited physical operations. However, in cases where underwriting enterprises fail or face significant payouts related to extreme natural, climate or weather events leading them to withdraw from offering certain lines of coverage, as observed in places such as California, Louisiana, and Florida, such withdrawal negatively impacts the overall capacity for risk-taking capital. If this reduction is substantial, it could limit our ability to secure certain lines of coverage for our clients, ultimately reducing our revenues and profitability. Underwriting enterprises are also clients of Gallagher Re, so any of the negative developments for underwriting enterprises referred to above could also reduce our commission revenues from such clients.

Regulatory, Legal and Accounting Risks

Improper disclosure of confidential, personal or proprietary information and cybersecurity attacks or other security breach of our information systems, or those of third-party vendors we rely on, could result in regulatory scrutiny, legal liability or reputational harm, and could adversely affect our business, financial condition and reputation.

We collect, use, store, transmit and otherwise process, confidential, personal and proprietary information relating to our Company, acquisition targets, our employees and our clients. This information includes personally identifiable information, protected health information, financial information, mergers and acquisitions information and intellectual property.

We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of human error, malfeasance or highly sophisticated cyber-attacks, which are heightened as a result of the armed conflicts in Ukraine and in the Middle East or other cybersecurity incidents. In addition, our increased reliance on technologies that support remote and hybrid work and our employees’ more frequent use of personal devices and non-standard business processing as well as the increasing prevalence of sophisticated cyber-attacks using AI, such as “deep fakes,” may increase the risk of cybersecurity or data breaches from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks (including digital or telephonic impersonation), computer viruses, ransomware, malware, malicious or destructive code, employee or insider error, malfeasance, social engineering, physical breaches or other actions. It is possible that our preventive, detective, containment or remedial security controls, employee training and other aspects of our cybersecurity safeguards are not effective.

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

We rely on IT and third party vendors some of which have direct access to our systems, to support our business activities, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to improve our and our vendors’ ability to protect and defend against cyber-attacks, we may not be able to protect all of our data. From time to time, cybersecurity incidents and data breaches of certain systems on which we rely have occurred, such as computer viruses, unauthorized parties gaining access to our information technology systems, and privacy incidents, such as loss or inadvertent transmission of data, although to date we have not been materially impacted by such events. In the future, breaches of any third-party or internal systems may result from circumvention of security systems, denial-of-service, hacking, “phishing”, computer viruses, ransomware, malware, or other cyber-attacks, employee or insider error, malfeasance, social engineering, physical breaches or other actions. Furthermore, the risk from threat actors has increased due to the rapid development of AI capabilities.

We are an acquisitive organization. The process of integrating information systems of businesses we acquire is complex and exposes us to additional risk as we might not adequately identify weaknesses in the targets’ information systems or information handling, privacy and security policies and protocols, which could expose us to unexpected liabilities or make our own systems and data more vulnerable to employee or insider error, malfeasance or cybersecurity incidents. These risks may be exacerbated in connection with the integration of AssuredPartners. Any future, material cybersecurity or data incident, may cause us to experience unauthorized access, exfiltration, manipulation, corruption, loss or disclosure of our proprietary, client, employee, or other data, reputational harm, the inability to render services due to system outages or other business disruptions, loss of clients and revenue, regulatory action and scrutiny, sanctions or other statutory penalties, litigation, liability for failure to safeguard clients’ information, increases in cybersecurity costs or financial losses. Any of the foregoing may be exacerbated by a delay or failure to detect a cybersecurity incident or the full extent of such incident. In addition, disclosure or media reports of actual or perceived security vulnerabilities to our systems or those of our third-party service providers, even if no breach has been attempted or occurred, could lead to reputational harm, loss of customers and revenue, or increased regulatory actions oversight and scrutiny.

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

During a cybersecurity incident, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. While we endeavor to design and implement technologies, policies and procedures to identify such incidents as quickly as possible, any response would take substantial time, and there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which may further increase the costs and consequences of such incident. Any of these losses may not be insured against or be fully covered by insurance we maintain. Further, we cannot ensure that our and our third-party vendors’ existing insurance coverage will continue to be available on acceptable terms or at all. Certain regulations and contractual obligations require us to inform regulators or affected persons in the event of a breach of confidential, personal or proprietary information on our or our third-party vendors’ systems, which we may need to deliver before we fully understand the impact of such breach resulting in damage to our reputation and our relationship with regulators and clients.

In addition, the competition for talent is high in the cybersecurity and privacy space, and we may not be able to hire, develop or retain suitable talent that we need to be capable of minimizing, identifying, mitigating or remediating these risks.

With respect to our commercial arrangements with third party vendors, we have processes designed to require third party IT outsourcing, offsite storage and other vendors to agree to maintain certain standards with respect to their storage, protection and transfer of confidential, personal and proprietary information. However, we have limited control over their security, privacy and data governance practices so there can be no assurance that we can prevent, mitigate, or remediate a potential failure of those standards and we remain at risk of a cyber or data incident due to the intentional or unintentional non-compliance by a vendor’s employee or agent, the breakdown of a vendor’s processes, or a cybersecurity incident involving vendor’s information systems. We cannot ensure that any provisions in our agreements with these vendors would be enforceable or adequate or would otherwise protect us from any liability in connection with these incidents.

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

As more fully described in Note 15 to our 2024 consolidated financial statements, we are a defendant in various legal actions incidental to our business, including but not limited to matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and taxing authorities into various matters related to our business. For example, our micro-captive advisory services business has been under investigation by the IRS since 2013. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other adverse events could occur, including the payment of substantial monetary damages or an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies, which may result in a material adverse impact on our business, results of operations or financial position. In addition, regardless of any unfavorable ruling, any such matter could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.

Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.

We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, cross-border transfer, destruction, and security of personal data. These laws apply to transfers of personal information among our affiliates, as well as to transactions we enter into with third party vendors and clients. Significant uncertainty exists as privacy and data protection laws evolve. Such laws are complex and may be interpreted and applied differently from country to country and state to state, and may create inconsistent or conflicting requirements. Some of these laws provide rights to individuals to access, correct, and delete their personal information and to obtain copies at the expense of the business entities that process their data. Some of these laws carry heavy penalties for violations, e.g., fines of up to 4% of worldwide revenue under the U.K. Data Protection Act and the EU General Data Protection Regulation (GDPR) and up to $7,500 per intentional violation under the California Consumer Privacy Act (CCPA). In the U.S., there is pending federal legislation and a number of states have proposed and some have implemented their own comprehensive data privacy bills similar to the GDPR and CCPA, with some of those laws already in effect, and others coming into effect through 2026. Despite recent privacy frameworks developed between the U.S., the U.K. and the EU, there remains a high level of uncertainty concerning the flow of personal information between these jurisdictions, which may impair our ability to offer existing and new services and increase our costs and compliance burden.

India and other countries where we have operations outside the U.S. have proposed or have enacted sweeping data protection laws, and in some cases we are subject to sector and personal data localization laws that may require that data or personal data stay within their borders, such as India's IRDIA (Maintenance of Insurance Records) Regulation, 2015.

In addition, in the U.S., legislators are continuing to enact comprehensive cybersecurity laws. For example, we are subject to the New York State Department of Financial Services Cybersecurity Regulation for Financial Services Companies, which were substantively amended in 2023. We also expect to be subject to a variety of laws and regulations governing AI, such as the EU AI Act that was enacted in 2024 and will gradually enter into force during the next three years. These laws and regulations are still evolving, and while we are assessing how regulators may apply existing consumer protection, data protection and other similar laws to AI, there is uncertainty regarding the scope of new laws and how existing laws will apply. Due to this uncertainty, we may face challenges complying with existing and new laws, and our policies and governance frameworks may not be successful in mitigating these risks. See also “We are subject to risks associated with AI.”

Adhering to the increased obligations imposed by various new and emerging laws as well as the terms of our privacy notices and contractual obligations to third parties causes us to incur substantial expense in connection with developing, implementing, and securing our systems and effectively implementing data privacy governance policies for the lawful processing of personal data. Such increased obligations also result in the allocation of additional resources towards new privacy compliance processes and enhanced technologies, further contributing to our IT and compliance costs. We have implemented privacy policies detailing how we collect, use, disclose, transfer across borders, retain, and otherwise process personal information but our employees, third-party vendors or other third parties we work with may not fully adhere to such policies. Such non-compliance could lead to enforcement actions or investigations if our practices are deemed deceptive, unfair, or misrepresentative of our actual practices. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations generally continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business and could result in regulatory penalties and significant legal liability.

We could be adversely affected by violations or alleged violations of laws that impose requirements for the conduct of our overseas operations, including the FCPA, the U.K. Bribery Act or other anti-corruption laws, sanctions laws and FATCA.

In countries outside the U.S., a risk exists that our employees or third parties acting on our behalf, including correspondent brokers, consultants, introducers, partners or agents, could engage in business practices prohibited by applicable laws and regulations, including anti-bribery and anti-corruption laws, and sanctions laws such as those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the UK HM Treasury or promulgated by the European Commission. Anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Bribery Act, generally prohibit companies from making improper payments to foreign officials and require companies to keep accurate books and records and maintain appropriate internal controls. Trade and financial sanctions laws generally restrict the ability to engage in trade with, or provide goods or services, to designated governments or other parties, or may require freezing of such parties’ assets. We operate in some parts of the world that have experienced governmental corruption. In such parts of the world, in certain circumstances, local customs and practice might not be consistent with the requirements of anti-bribery and anti-corruption laws. Similarly, some of these countries do not implement sanctions laws and may not restrict trade with parties designated as sanctions targets under U.S., U.K. or EU laws.

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

Violations by us or our third party representatives could result in significant internal investigation costs and legal fees, civil and criminal penalties, including prohibitions on the conduct of our business, and reputational damage if we violate sanctions laws of the U.S., the EU, the U.K. or other jurisdictions in which we operate. In addition, FATCA requires certain of our subsidiaries, affiliates and other entities to obtain valid FATCA documentation from payees prior to remitting certain payments to such payees and our failure to do so properly could result in penalties.

We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business, or we may be less profitable.

Many of our activities throughout the world, especially regulated businesses such as our insurance brokerage, securities broker-dealer and investment advisory services, are subject to supervision and regulations promulgated by regulatory or self-regulatory bodies such as the SEC, the NYSE, the DOJ, the IRS, the Financial Crimes Enforcement Network, the FTC and FINRA in the U.S., the Financial Conduct Authority in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our retirement-related consulting and investment advisory services are subject to pension law and financial regulation in many countries. Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, cybersecurity, data privacy, AI, wage-and-hour standards, employment and labor relations, competition, anti-corruption, currency, the conduct of business, reserves and the amount of local investment with respect to our operations in certain countries. For example, the DOJ revised its Corporate Criminal Enforcement Policies and Practices to include a section on the use of personal devices and third-party messaging applications, indicating that their use poses significant risk to companies and suggesting that it intends to investigate seriously whether companies have ensured that data from these sources is preserved for investigations. The DOJ also updated its guidance on corporate compliance programs to include AI risk management. These and other forms of regulatory action could reduce our profitability or growth by increasing the costs of compliance, increasing the risk of costly enforcement actions, restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, underwriting enterprises and third parties. As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization. A compliance failure by even one of our smallest branches could lead to a loss of reputation in the local market, and litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties, and/or the loss of our authorization to operate. In all such cases, we would also likely incur significant internal investigation costs and legal fees.

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

In addition, as regulators and investors increasingly focus on climate change and other sustainability issues, we are exposed to the risk of frameworks and regulations being adopted that require significant effort to comply with, and re ill-adapted to our operations, particularly with respect to our larger-than usual acquisitions that may have their own sustainability programs and may have complied with sustainability regulations in the past in a way that may differ substantially from our sustainability program and strategy. For example, in 2023, pursuant to the CSRD, which we expect will result in disclosure obligations in future years for us and some of our EU subsidiaries, the first set of ESRS was developed by the EFRAG and adopted by the EU. EFRAG will continue to issue sector-specific and non-EU applicable ESRS in the coming years, with such standards to be tailored to EU policy positions which may be different or contradictory with those applicable in other jurisdictions such as the ISSB) and the TCFD framework. In the U.K., our business is subject to a number of disclosure obligations under different sustainability frameworks, such as the TCFD. Australia enacted mandatory disclosures based on the ISSB standards in 2024, and other jurisdictions, such as Canada and New Zealand, have announced that they plan to implement ISSB-based disclosures. There is further uncertainty in this space as the SEC’s new climate change disclosure requirements enacted in 2024 are currently being challenged in legal proceedings and are expected to be struck down, while the state of California has enacted disclosure rules, which we expect will require us, among other things, to publish our consolidated carbon emissions. Compliance with such differing and uncertain rules and frameworks requires significant effort and could divert management’s attention and resources, which could adversely affect our operating results.

Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.

We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to revenue recognition and deferred costs - see Note 4 to our 2024 consolidated financial statements. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments, income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements.

Further, in 2022, the U.S. enacted the Inflation Reduction Act (which we refer to as the IRA) which, among other things, implements a corporate book minimum tax and an excise tax on stock buy backs. While guidance is still being issued and the new administration may enact significant amendments to the IRA, our current understanding of the IRA suggests that we will not face significant impacts. As additional guidance relating to the IRA and upcoming amendments are released, our estimates related to the IRA may change. Additionally, changes in accounting standards (see Note 2 to our 2024 consolidated financial statements) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.

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

We generated tax credits under IRC Section 45 from 2009 to 2021. As of December 31, 2024, we had generated a total of $1,706.1 million in IRC Section 45 tax credits, of which approximately $1,003.9 million have been used to offset U.S. federal tax liabilities and $702.2 million remain unused and available to offset future U.S. federal tax liabilities.

Our ability to use tax credits under IRC Section 45 depends upon the operations in which we invested having satisfied the conditions set forth in IRC Section 45. These include, among others, the “placed-in-service” condition and requirements relating to qualified emissions reductions, coal sales to unrelated parties and at least one of the operations’ owners qualifying as a “producer” of refined coal. While we have received some degree of confirmation from the IRS relating to our ability to claim these tax credits, the IRS could ultimately determine that the operations did not satisfy the conditions set forth in IRC Section 45. The IRS audited a number of these operations. Such audits were either closed with no adjustments or, in one instance, the relevant partnership defended its position in court and prevailed. The ongoing implementation of Pillar 2 in the U.S. and around the world could also negatively impact our ability to use these tax credits in the timeframe and manner that would be beneficial to us. Similarly, the law permitting us to claim IRC Section 29 tax credits (related to our prior synthetic coal operations) expired on December 31, 2007. At December 31, 2024, we had exposure with respect to $108.0 million of previously earned tax credits under IRC Section 29. We believe our claim for IRC Section 29 tax credits in 2007 and prior years was in accordance with IRC Section 29 and four private letter rulings previously obtained by IRC Section 29 related limited liability companies in which we had an interest. We understand these private letter rulings were consistent with those issued to other taxpayers and we have received no indication from the IRS that it will seek to revoke or modify them. In addition, the IRS audited certain of the IRC Section 29 facilities without requiring any changes.

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

The construction and operation of the IRC Section 45 operations were subject to federal, state and local laws, regulations and potential liabilities arising under or relating to the protection or preservation of the environment, natural resources and human health and safety. Some environmental laws, without regard to fault or the legality of a party’s conduct, impose liability on certain entities that are considered to have contributed to, or are otherwise responsible for, the release or threatened release of hazardous substances into the environment. One party may, under certain circumstances, be required to bear more than its share or the entire share of investigation and cleanup costs at a site if payments or participation cannot be obtained from other responsible parties. By having used The Chem‑Mod™ Solution at locations owned and operated by others, we and our partners may be exposed to the risk of being held liable for environmental damage from releases of hazardous substances we may have had little, if any, involvement in creating. Such risk remains even after production ceases at an operation to the extent the environmental damage can be traced to the types of chemicals or compounds used or operations conducted in connection with The Chem-Mod™ Solution. Increasing attention to global climate change has resulted in an increased possibility of regulatory attention and private litigation. For example, claims have been made against certain energy companies alleging that greenhouse gas emissions constitute a public nuisance. In addition to the possibility of being named in such actions, we and our partners could face the risk of environmental and product liability claims related to concrete incorporating fly ash produced using The Chem-Mod™ Solution. No assurances can be given that contractual arrangements and precautions taken to provide for assumption of these risks by facility owners or operators, or other end users, will result in that facility owner or operator, or other end user, accepting full responsibility for any environmental or product liability claim. Nor can we or our partners be certain that facility owners or operators, or other end users, fully complied with all applicable laws and regulations, and this could result in environmental or product liability claims. It is also common for private claims by third parties alleging contamination to also include claims for personal injury, property damage, nuisance, diminution of property value, or similar claims. Furthermore, many environmental, health and safety laws authorize citizen suits, permitting third parties to make claims for violations of laws or permits. Our insurance may not cover all environmental risk and costs or may not provide sufficient coverage in the event of an environmental or product liability claim, and defense of such claims can be costly, even when such defense prevails. If significant uninsured losses arise from environmental or product liability claims, or if the costs of environmental compliance increase for any reason, our results of operations and financial condition could be adversely affected.

We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.

As of December 31, 2024, we had total consolidated debt outstanding of approximately $13.3 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. Interest payments under our senior revolving credit facility are based on a floating rate which exposes us to the risk of a changing or unknown rate environment. Our indebtedness will also reduce the ability to use that cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, issuing additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, or refinance any of our indebtedness on commercially reasonable terms, or at all.

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

An important way we grow our business is through acquisitions. One method of acquiring companies or otherwise funding our corporate activities is through the issuance of additional equity securities. The issuance of any additional shares of common or of preferred stock or convertible securities could be substantially dilutive to holders of our common stock. Moreover, to the extent that we issue restricted stock units, performance stock units, options or warrants to purchase shares of our common stock in the future and those options or warrants are exercised or as the restricted stock units or performance stock units vest, our stockholders will experience further dilution. In March 2024, we established an "at the market" equity offering program (which we refer to as an ATM program) pursuant to which we may offer and sell up to 3,000,000 shares of our common stock. We have refreshed our ATM program in the past and expect to refresh our ATM program periodically. Sales under our ATM program will result in additional dilution for our stockholders. Holders of our common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our stockholders. The market price of our common stock could decline as a result of sales of shares of our common stock or the perception that such sales could occur.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

We have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats that could adversely and materially affect the confidentiality, integrity, and availability of our information and information systems. We maintain administrative, technical, and physical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Our cybersecurity program is aligned with notable control frameworks such as the NIST CSF (National Institute of Standards and Technology Cybersecurity Framework) and ISO (International Organization for Standardization) 27001.

Our cybersecurity program leverages people, processes, and technology to identify and respond to cybersecurity threats. We have a global incident response capability supported by our Security Operations Center (which we refer to as SOC) team, a managed security service provider (MSSP) and our global Cybersecurity Incident Response Team (which we refer to as CSIRT), which provides threat detection and incident response.

We maintain a global cybersecurity incident response plan and related playbooks, for execution by the SOC team and CSIRT, in coordination with internal and external stakeholders, as applicable. Significant incidents are escalated to a cross-departmental team to assess materiality based on qualitative and quantitative factors. This team consists of executives representing core business functions, including, among others, information technology, legal, finance, accounting, data protection and business divisions, in consultation with third-party advisors, as applicable. We undertake periodic leadership tabletop exercises and periodic adversarial (“red team”) exercises simulating incident response under common risk scenarios. As an acquisitive organization, we have also established a program to increase our visibility into the cybersecurity environment of acquisition targets prior to closing.

We have established a dedicated vendor assessment team, which employs systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or that otherwise implicates the third-party technology and systems we use. We also require cybersecurity insurance coverage for vendors whose services or products may present a cybersecurity risk.

We continuously test and assess our cybersecurity posture, including through annual third-party risk assessments performed by reputable assessors, consultants and auditors. A global FAIR (Factor Analysis of Information Risk) assessment is conducted at least annually to update our cybersecurity risks and corresponding mitigations.

Our employees complete training on data security and our policies when they join us and annually thereafter. We review the content of our mandatory training annually, and provide access to a comprehensive set of supplemental training.

Our Chief Information Security Officer (CISO), working together with our Chief Information Officer (CIO), oversees a team of employees dedicated to cybersecurity. Our CISO receives ongoing updates from the cybersecurity team regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and regularly reports to the CIO. Our CISO is an active member of our management-level enterprise risk management committee, which has broad oversight of the company’s enterprise risks, including cybersecurity risks. In addition, our CIO and CISO both attend regular meetings of the executive officer team, including our Chief Executive Officer, Chief Financial Officer, General Counsel and other senior executive officers, dedicated to compliance and risk, and report on cybersecurity matters as appropriate. Our Board of Directors has delegated primary responsibility for the oversight of cybersecurity matters to its Risk and Compliance Committee; however, the full board reviews significant cybersecurity matters as appropriate. Our CIO and CISO report on cybersecurity and information security at each quarterly meeting of the Risk and Compliance Committee.

Our CIO has more than 30 years of experience, including from his prior business and technology leadership roles at Aegon N.V., Citigroup, Inc. and JP Morgan Chase & Company. Our CISO has more than 20 years of cybersecurity experience. Prior to joining us, he was Senior Vice President, Chief Information Security Officer at Brighthouse Financial. Before then, he served as Technology Vice President & Chief Information Security Officer for GE Healthcare. He started his career at Allstate Insurance Company. He also holds security, privacy and risk certifications, including Certified Information Systems Auditor, Certified Information Security Manager and Certified Information Systems Security Professional.

We, including our third-party vendors, have experienced cybersecurity incidents and threats and may continue to experience them in the future. Based on the information available as of the date of this Annual Report on Form 10-K, we believe that during the last three fiscal years risks from cybersecurity threats, including as a result of previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and as of the date of this

Annual Report on Form 10-K, the Company is not aware of any material risks from cybersecurity threats that are reasonably likely to do so. However, we cannot eliminate all risks from cybersecurity threats or provide assurances that the Company will not be materially affected by such risks in the future. Due to evolving cybersecurity threats, we may not be able to protect all information systems and, as an acquisitive organization, integrating information systems as we acquire new businesses may expose us to unexpected liabilities or increase our vulnerability. There can be no guarantee that our policies, programs and controls, and those of our third-party vendors, including those described in this section, will be sufficient to protect our information, information systems or other property. Additional information on cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” which should be read in conjunction with the foregoing information.

Item 2. Properties.

The executive offices of our corporate segment and certain subsidiary and branch facilities of our brokerage and risk management segments are located at 2850 Golf Road, Rolling Meadows, Illinois, where we own approximately 360,000 square feet of space, and can accommodate 2,000 employees at peak capacity.

Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate related to the branch facilities of our brokerage and risk management segments. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Notes 13 and 15 to our 2024 consolidated financial statements for information with respect to our lease commitments as of December 31, 2024.

Item 3. Legal Proceedings.

Please see the information set forth in Note 15 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”

Item 4. Mine Safety Disclosures.

Not applicable.

Information About Our Executive Officers

Set forth below are the names, ages, positions and business backgrounds of our executive officers as of the date hereof:

Name	Age	Position and Year First Elected
J. Patrick Gallagher, Jr.	72	Chairman since 2006, Chief Executive Officer since 1995, President 1990 - 2024
Thomas J. Gallagher	66	President since 2024, President of our Global Property/Casualty Brokerage Operations 2017 - 2024, Chairman of our International Brokerage Operation 2010 ‑ 2016
Patrick M. Gallagher	45

Executive Vice President, Chief Operating Officer since 2024, Corporate Vice President and President of Property/Casualty Brokerage Operation in the Americas 2021 - 2024, Chairman, Canada and Caribbean and CEO of Latin America 2019 - 2021, President, Midwest Region of Property/Casualty Brokerage Operation 2016 - 2019

Walter D. Bay	62	Corporate Vice President, General Counsel, Secretary since 2007
Mark H. Bloom	60	Corporate Vice President and Global Chief Information Officer since 2022. Global Chief Information Officer at Aegon N.V., 2016 - 2021
Douglas K. Howell	63	Corporate Vice President, Chief Financial Officer since 2003
Scott R. Hudson	63	Corporate Vice President and President of our Risk Management Operations since 2010
Vishal Jain	63	Corporate Vice President since 2016, Chief Service Officer since 2014
Christopher E. Mead	57	Corporate Vice President, Chief Marketing Officer since 2017
Michael R. Pesch	53	Corporate Vice President, Chief Executive Officer, Global Brokerage – Americas since 2024, Chief Executive Officer – U.S. Retail Brokerage 2016 - 2024
Susan E. Pietrucha	58	Corporate Vice President, Chief Human Resource Officer since 2007
William F. Ziebell	62

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

As of January 31, 2025, there were approximately 2,000 holders of record of our common stock.

(c)
Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of us for each fiscal month in the three-month period ended December 31, 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3) (4)
October 1 through October 31, 2024	3,964	$286.33	—	$1,500
November 1 through November 30, 2024	19,965	290.37	—	1,500
December 1 through December 31, 2024	36,335	283.71	—	1,500
Total	60,264	286.09	—

(1)
Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for awards to certain of our key executives that do not vest and/or distribute until participants reach age 62 (or the one-year anniversary of the date of grant for participants over the age of 61). Under sub‑plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 10 to our 2024 consolidated financial statements for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. For the fourth quarter of 2024, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2024 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including match amounts by the Company, on a before-tax basis or after-tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to the amounts deemed invested in the fund representing our common stock. This is to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.
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

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in Item 8 of this annual report. In addition, please see “Information Regarding Non-GAAP Measures and Other” beginning on page 40 for a reconciliation of the non-GAAP measures for adjusted total revenues, organic commission, fee and supplemental revenues and adjusted EBITDAC to the comparable GAAP measures, as well as other important information regarding these measures.

We are engaged in providing insurance brokerage, reinsurance brokerage, consulting services, and third-party property/casualty claims settlement and administration services to entities and individuals around the world. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks. We are headquartered in Rolling Meadows, Illinois, and provide brokerage, risk management and consulting services in approximately 130 countries around the world through our owned operations and a network of correspondent brokers and consultants and third-party property/casualty claims settlement and administration services through a network of offices located throughout Australia, Canada, New Zealand, the U.K. and the U.S. In 2024, we expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generate approximately 64% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 36% generated internationally, primarily in Australia, Canada, New Zealand and the U.K. (based on 2024 revenues). We have three reportable segments: brokerage, risk management and corporate. Brokerage and risk management contributed approximately 86% and 14%, respectively, to 2024 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Interest income, premium finance revenues and other income is generated from invested cash and fiduciary funds and revenue from premium financing.

Prior Year Discussion of Results and Comparisons

For information on fiscal 2023 results and similar comparisons, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the fiscal year ended December 31, 2023.

Summary of Financial Results - Year Ended December 31,

See the reconciliations of non-GAAP measures on page 38.

	Year 2024		Year 2023		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
	(In millions, except per share data)
Brokerage Segment
Revenues	$9,933.8	$9,883.6	$8,637.2	$8,631.1	15%	15%
Organic revenues		$8,860.6		$8,244.7		7.5%
Net earnings	$1,685.7		$1,169.4		44%
Net earnings margin	17.0%		13.5%		+343 bpts
Adjusted EBITDAC		$3,475.1		$2,952.8		18%
Adjusted EBITDAC margin		35.2%		34.2%		+95 bpts
Diluted net earnings per share	$7.46	$10.84	$5.30	$9.33	41%	16%
Risk Management Segment
Revenues before reimbursements	$1,450.5	$1,450.4	$1,287.6	$1,286.2	13%	13%
Organic revenues		$1,355.8		$1,254.2		8.1%
Net earnings	$174.5		$154.0		13%
Net earnings margin (before reimbursements)	12.0%		12.0%		+7 bpts
Adjusted EBITDAC		$299.7		$257.4		16%
Adjusted EBITDAC margin (before reimbursements)		20.7%		20.0%		+65 bpts
Diluted net earnings per share	$0.78	$0.86	$0.70	$0.74	11%	16%
Corporate Segment
Diluted net loss per share	$(1.74)	$(1.61)	$(1.58)	$(1.37)
Total Company
Diluted net earnings per share	$6.50	$10.09	$4.42	$8.70	47%	16%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$8.24	$11.70	$6.00	$10.07	37%	16%

In our corporate segment, net after-tax (loss) earnings from our clean energy investments was $(4.4) million and $(11.5) million in 2024 and 2023, respectively. At this time, we anticipate our clean energy investments will produce after-tax losses in 2025.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for 2024 and 2023. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 44 and 50 of this filing.

Year Ended December 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:
(In millions, except per share data)
	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2024	2023	2024	2023	2024	2023	2024	2023	Chg

Brokerage, as reported	$9,933.8	$8,637.2	$1,685.7	$1,169.4	$3,069.0	$2,595.8	$7.46	$5.30	41%
Net (gains) on divestitures	(24.2)	(9.6)	(18.0)	(7.2)	(24.2)	(9.6)	(0.08)	(0.03)
Acquisition integration	—	—	141.9	184.5	190.2	243.7	0.63	0.84
Workforce and lease termination	—	—	88.6	48.0	118.9	63.4	0.39	0.22
Acquisition related adjustments	(26.0)	—	63.9	278.8	121.2	69.3	0.28	1.27
Amortization of intangible assets	—	—	485.8	392.3	—	—	2.16	1.79
Effective income tax rate impact	—	—	—	(4.9)	—	—	—	(0.02)
Levelized foreign currency translation	—	3.5	—	(8.3)	—	(9.8)	—	(0.04)
Brokerage, as adjusted *	9,883.6	8,631.1	2,447.9	2,052.6	3,475.1	2,952.8	10.84	9.33	16%
Risk Management, as reported	1,450.5	1,287.6	174.5	154.0	289.4	253.4	$0.78	$0.70	11%
Net (gains) on divestures	(0.1)	(0.4)	(0.1)	(0.3)	(0.1)	(0.4)	—	—
Acquisition integration	—	—	2.1	0.7	2.9	1.0	0.01	—
Workforce and lease termination	—	—	5.9	2.5	7.2	3.4	0.03	0.01
Acquisition related adjustments	—	—	0.2	0.4	0.3	0.5	—	—
Amortization of intangibles assets	—	—	9.9	5.6	—	—	0.04	0.03
Levelized foreign currency translation	—	(1.0)	—	(0.2)	—	(0.5)	—	—
Risk Management, as adjusted *	1,450.4	1,286.2	192.5	162.7	299.7	257.4	0.86	0.74	16%
Corporate, as reported	16.3	1.7	(389.8)	(357.4)	(234.0)	(293.6)	$(1.74)	$(1.58)
Transaction-related costs	—	—	26.3	17.7	32.2	22.6	0.12	0.08
Legal & tax related	—	—	3.5	26.2	—	48.0	0.02	0.12
Clean energy-related	(5.3)	—	(1.7)	10.9	(2.3)	12.0	(0.01)	0.01
Corporate, as adjusted *	11.0	1.7	(361.7)	(302.6)	(204.1)	(211.0)	(1.61)	(1.37)
Total Company, as reported	$11,400.6	$9,926.5	$1,470.4	$966.0	$3,124.4	$2,555.6	$6.50	$4.42	47%
Total Company, as adjusted *	$11,345.0	$9,919.0	$2,278.7	$1,912.7	$3,570.7	$2,999.2	$10.09	$8.70	16%
Total Brokerage and Risk
Management, as reported	$11,384.3	$9,924.8	$1,860.2	$1,323.4	$3,358.4	$2,849.2	$8.24	$6.00	37%
Total Brokerage and Risk
Management, as adjusted *	$11,334.0	$9,917.3	$2,640.4	$2,215.3	$3,774.8	$3,210.2	$11.70	$10.07	16%

* For the year ended December 31, 2024, the pretax impact of the brokerage segment adjustments totals $1,021.4 million, mostly due to non-cash period expenses related to intangible amortization and acquisition earnout payable adjustments, with a corresponding adjustment to the provision for income taxes of $259.2 million relating to these items. For the year ended December 31, 2024, the pretax impact of the risk management segment adjustments totals $25.0 million, with a corresponding adjustment to the provision for income taxes of $7.0 million relating to these items. For the year ended December 31, 2024, the pretax impact of the corporate segment adjustments totals $29.9 million, with a corresponding adjustment to the benefit for income taxes of $1.8 million relating to these items and other tax items noted on page 56. For the corporate segment, the clean energy related adjustments are described on page 56.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Year Ended Dec 31, 2024
Brokerage, as reported	$2,259.3	$573.6	$1,685.7	$7.7	$1,678.0	$7.46
Net (gains) on divestitures	(24.2)	(6.2)	(18.0)	—	(18.0)	(0.08)
Acquisition integration	190.2	48.3	141.9	—	141.9	0.63
Workforce and lease termination	118.9	30.3	88.6	—	88.6	0.39
Acquisition related adjustments	85.5	21.6	63.9	(3.0)	66.9	0.28
Amortization of intangible assets	651.0	165.2	485.8	—	485.8	2.16
Brokerage, as adjusted	$3,280.7	$832.8	$2,447.9	$4.7	$2,443.2	$10.84
Risk Management, as reported	$237.6	$63.1	$174.5	$—	$174.5	$0.78
Net (gains) on divestitures	(0.1)	—	(0.1)	—	(0.1)	—
Acquisition integration	2.9	0.8	2.1	—	2.1	0.01
Workforce and lease termination	8.1	2.2	5.9	—	5.9	0.03
Acquisition related adjustments	0.3	0.1	0.2	—	0.2	—
Amortization of intangible assets	13.8	3.9	9.9	—	9.9	0.04
Risk Management, as adjusted	$262.6	$70.1	$192.5	$—	$192.5	$0.86
Corporate, as reported	$(622.1)	$(232.3)	$(389.8)	$—	$(389.8)	$(1.74)
Transaction-related costs	32.2	5.9	26.3	—	26.3	0.12
Legal and tax related	—	(3.5)	3.5	—	3.5	0.02
Clean energy related	(2.3)	(0.6)	(1.7)	—	(1.7)	(0.01)
Corporate, as adjusted	$(592.2)	$(230.5)	$(361.7)	$—	$(361.7)	$(1.61)
Year Ended Dec 31, 2023
Brokerage, as reported	$1,571.0	$401.6	$1,169.4	$6.3	$1,163.1	$5.30
Net (gains) on divestitures	(9.6)	(2.4)	(7.2)	—	(7.2)	(0.03)
Acquisition integration	243.7	59.2	184.5	—	184.5	0.84
Workforce and lease termination	63.8	15.8	48.0	—	48.0	0.22
Acquisition related adjustments	370.5	91.7	278.8	—	278.8	1.27
Amortization of intangible assets	523.6	131.3	392.3	—	392.3	1.79
Effective income tax rate impact	—	4.9	(4.9)	—	(4.9)	(0.02)
Levelized foreign currency translation	(10.9)	(2.6)	(8.3)	—	(8.3)	(0.04)
Brokerage, as adjusted	$2,752.1	$699.5	$2,052.6	$6.3	$2,046.3	$9.33
Risk Management, as reported	$209.3	$55.3	$154.0	$—	$154.0	$0.70
Net (gains) on divestitures	(0.4)	(0.1)	(0.3)	—	(0.3)	—
Acquisition integration	1.0	0.3	0.7	—	0.7	—
Workforce and lease termination	3.4	0.9	2.5	—	2.5	0.01
Acquisition related adjustments	0.5	0.1	0.4	—	0.4	—
Amortization of intangible assets	7.7	2.1	5.6	—	5.6	0.03
Levelized foreign currency translation	(0.3)	(0.1)	(0.2)	—	(0.2)	—
Risk Management, as adjusted	$221.2	$58.5	$162.7	$—	$162.7	$0.74
Corporate, as reported	$(595.2)	$(237.8)	$(357.4)	$(9.8)	$(347.6)	$(1.58)
Transaction-related costs	22.6	4.9	17.7	—	17.7	0.08
Legal and tax related	48.0	21.8	26.2	—	26.2	0.12
Clean energy related	12.0	1.1	10.9	7.6	3.3	0.01
Corporate, as adjusted	$(512.6)	$(210.0)	$(302.6)	$(2.2)	$(300.4)	$(1.37)

Acquisition of AssuredPartners

On December 7, 2024, we signed a definitive agreement to acquire all of the issued and outstanding stock of Dolphin Topco, Inc., the holding company of AssuredPartners, Inc., a Delaware corporation (together with its subsidiaries, “AssuredPartners”) for gross consideration of $13.45 billion. The transaction is subject to customary regulatory approval, standard closing conditions and is expected to close during first quarter 2025. AssuredPartners is a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines with operations in the U.K. and Ireland. We expect to fund the transaction using $8.5 billion of cash raised in our December 11, 2024 follow-on common stock offering and $5.0 billion of cash borrowed in our December 19, 2024 senior notes issuance (which we refer to, together with the follow-on common stock offering, as the AssuredPartners Financing). On January 7, 2025, we received an additional $1.28 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering.

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

We use the Council of Insurance Agents & Brokers (which we refer to as the CIAB) insurance pricing quarterly survey as an indicator of the insurance rate environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S. The fourth quarter 2024 survey had not been published as of the filing date of this report. The first three 2024 quarterly surveys indicated that U.S. commercial property/casualty rates increased by 7.7%, 5.2%, and 5.1% on average, for the first, second and third quarters of 2024, respectively. We expect a similar trend to be noted when the CIAB fourth quarter 2024 survey report is issued, which would indicate overall continued price firming and hardening in most lines of business.

We believe increases in property/casualty rates will continue throughout 2025 due to rising loss costs, increased frequency of natural catastrophe and weather related losses, prior year reserve volatility and social inflation. We estimate global insured natural catastrophe losses were approximately $150 billion during 2024, and first quarter 2025 insured losses are likely to be elevated due to the California wildfires and, may cause insurance and/or reinsurance carriers to increase property pricing upon renewal. Additionally, if loss trends deteriorate over the coming quarters, or if profitability concerns on casualty lines increase, it could lead to a more difficult rate and conditions environment in certain lines. The combination of increasing insurable values (due to inflation, including wage inflation), a tight labor market and low unemployment is likely contributing to increases in client insured exposures. Additionally, we expect that our history of strong new business generation, solid retentions and enhanced value-added services for our carrier partners should all result in further organic growth opportunities around the world. Overall, we believe that in a positive rate environment with increasing exposures, our professionals can demonstrate their expertise and high-quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budget. Based on our experience, insurance and reinsurance carriers appear to be making rational pricing decisions and are providing adequate capacity in the market for nearly all lines of coverage.

Business Combinations and Dispositions

See Note 3 to our 2024 consolidated financial statements for a discussion of our 2024 business combinations.

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

Adjusted Non-GAAP presentation - We believe that the adjusted non-GAAP presentation of our 2024 and 2023 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.

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
o
Acquisition integration costs, which include costs related to certain large acquisitions (including the acquisitions of the Willis Towers Watson plc treaty reinsurance brokerage operations (which we refer to as Willis Re), Buck, Cadence Insurance, Eastern Insurance and My Plan Manager), outside the scope of our usual tuck-in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, compensation expense related to amortization of certain retention bonus arrangements, extra lease space, duplicate services and external costs incurred to assimilate the acquisition into our IT related systems.
o
Transaction-related costs, which are associated with completed, future and terminated acquisitions. Costs primarily relate to the acquisitions of Willis Re, Buck, Cadence Insurance, Eastern Insurance and My Plan Manager and the pending acquisition of AssuredPartners. These include costs related to regulatory filings, legal and accounting services, insurance and incentive compensation.
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
o
Legal and tax related, which represents the impact of (a) adjustments in 2024 and 2023 related to costs associated with legal and tax matters as well as costs associated with the impact of tax items associated with 2022 tax returns filed in October 2023, (b) adjustments in 2023 related to additional U.K. income tax expense related to the non‑deductibility of acquisition-related adjustments made in the quarter and costs associated with legal and tax matters.
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

Organic Revenues (a non-GAAP measure) - For the brokerage segment, organic change in base commission and fee revenues, supplemental revenues and contingent revenues excludes the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations which include disposals of a business through sale or closure, run-off of a business and the restructuring and/or repricing of programs and products in each year presented. These revenues are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In addition, organic change in base commission and fee revenues, supplemental revenues and contingent revenues exclude the period-over-period impact of foreign currency translation to improve the comparability of our results between periods. For the risk management segment, organic change in fee revenues excludes the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations in each year presented. In addition, change in organic growth in fee revenues excludes the period-over-period impact of foreign currency translation to improve the comparability of our results between periods.

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

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This report includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 44 and 50), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on page 37), for organic revenue measures (on pages 45 and 50), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses and adjusted EBITDAC margin (on page 46), respectively, for the brokerage segment and (on page 51) for the risk management segment.

Brokerage

The brokerage segment accounted for 86% of our revenue in 2024. Our brokerage segment is primarily comprised of retail, wholesale and reinsurance brokerage operations. Our brokerage segment generates revenues by:

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

Financial information relating to our brokerage segment results for 2024 and 2023 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2024	2023	Change
Commissions	$6,693.8	$5,865.0	$828.8
Fees	2,192.6	1,885.0	307.6
Supplemental revenues	359.4	314.2	45.2
Contingent revenues	267.6	235.3	32.3
Interest income, premium finance revenues and other income	420.4	337.7	82.7
Total revenues	9,933.8	8,637.2	1,296.6
Compensation	5,501.4	4,769.1	732.3
Operating	1,363.4	1,272.3	91.1
Depreciation	133.1	124.4	8.7
Amortization	651.0	523.6	127.4
Change in estimated acquisition earnout payables	25.6	376.8	(351.2)
Total expenses	7,674.5	7,066.2	608.3
Earnings before income taxes	2,259.3	1,571.0	688.3
Provision for income taxes	573.6	401.6	172.0
Net earnings	1,685.7	1,169.4	516.3
Net earnings attributable to noncontrolling interests	7.7	6.3	1.4
Net earnings attributable to controlling interests	$1,678.0	$1,163.1	$514.9
Diluted net earnings per share	$7.46	$5.30	$2.16
Other Information
Change in diluted net earnings per share	41%	(5)%
Growth in revenues	15%	18%
Organic change in commissions and fees	7%	9%
Compensation expense ratio	55%	55%
Operating expense ratio	14%	15%
Effective income tax rate	25%	26%
Workforce at end of period (includes acquisitions)	42,091	39,337
Identifiable assets at December 31	$46,439.2	$47,446.1

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for 2024 and 2023 (in millions):

		2024	2023	Change
Net earnings, as reported		$1,685.7	$1,169.4	44.2%
Provision for income taxes		573.6	401.6
Depreciation		133.1	124.4
Amortization		651.0	523.6
Change in estimated acquisition earnout payables		25.6	376.8
EBITDAC		3,069.0	2,595.8	18.2%
Net (gains) on divestitures		(24.2)	(9.6)
Acquisition integration		190.2	243.7
Workforce and lease termination related charges		118.9	63.4
Acquisition related adjustments		121.2	69.3
Levelized foreign currency translation		—	(9.8)
EBITDAC, as adjusted		$3,475.1	$2,952.8	17.7%
Net earnings margin, as reported	*	17.0%	13.5%	+343 bpts
EBITDAC margin, as adjusted	*	35.2%	34.2%	+95 bpts
Reported revenues		$9,933.8	$8,637.2
Adjusted revenues - see page 37		$9,883.6	$8,631.1

* 2024 adjusted EBITDAC margin would be 35.0% excluding approximately $20.0 million of interest income revenues earned on the proceeds received in December 2024 related to the AssuredPartners Financing.

Commissions and fees - The aggregate increase in base commissions and fees for 2024 was due to revenues associated with acquisitions that were made during 2024 and 2023 ($618.2 million) and organic revenue growth. Commission revenues increased 14% and fee revenues increased 16% in 2024 compared to 2023. The organic change in base commission and fee revenues was 7% in 2024 and 9% in 2023.

In our property/casualty brokerage operations, during the twelve-month period ended December 31, 2024, we saw continued strong customer retention, higher new business generation and increasing renewal premiums (premium rates and exposures). We believe these favorable trends should continue in 2025; however, if economic conditions worsen or premium rate increases slow, we could see our revenue growth moderate.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2024 and 2023 include the following (in millions):

	Year Ended December 31,
	2024	2023	Change
Base Commissions and Fees
Commission and fees, as reported	$8,886.4	$7,750.0	14.7%
Less commission and fee revenues from acquisitions	(618.2)	—
Less divested operations	—	(57.9)
Levelized foreign currency translation	—	5.2
Organic base commission and fees	$8,268.2	$7,697.3	7.4%
Supplemental revenues
Supplemental revenues, as reported	$359.4	$314.2	14.4%
Less supplemental revenues from acquisitions	(9.4)	—
Levelized foreign currency translation	—	1.1
Organic supplemental revenues	$350.0	$315.3	11.0%
Contingent revenues
Contingent revenues, as reported	$267.6	$235.3	13.7%
Less contingent revenues from acquisitions	(25.2)	—
Less divested operations	—	(3.0)
Levelized foreign currency translation	—	(0.2)
Organic contingent revenues	$242.4	$232.1	4.4%
Total reported commissions, fees, supplemental revenues and contingent revenues	$9,513.4	$8,299.5	14.6%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(652.8)	—
Less divested operations	—	(60.9)
Levelized foreign currency translation	—	6.1
Total organic commissions, fees supplemental revenues and contingent revenues	$8,860.6	$8,244.7	7.5%

Acquisition Activity	2024	2023
Number of acquisitions closed	46	50
Estimated annualized revenues acquired (in millions)	$362.6	$826.0

For 2024 and 2023, we issued 512,000 and 1,612,000, shares, respectively, of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions.

On December 19, 2024, we closed and funded an offering of $5,000.0 million of unsecured senior notes in five tranches. The $750.0 million aggregate principal amount of 4.60% Senior Notes is due in 2027, $750.0 million aggregate principal amount of 4.85% Senior Notes is due in 2029, $500.0 million aggregate principal amount of 5.00% Senior Notes is due in 2032, $1,500.0 million aggregate principal amount of 5.15% Senior Notes is due in 2035, $1,500.0 million aggregate principal amount 5.55% Senior Notes is due in 2055. The weighted average interest rate is 5.25% per annum after giving effect to underwriting costs and a net hedge gain. During 2024, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $4.1 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We expect to use the net proceeds of this offering to fund a portion of the cash consideration payable in connection with the AssuredPartners transaction and, to the extent that any proceeds remain thereafter, or if the AssuredPartners transaction is not completed, for general corporate purposes, including other acquisitions.

On February 12, 2024, we closed and funded an offering of $1,000.0 million of unsecured senior notes in two tranches. The $500.0 million aggregate principal amount of 5.45% Senior Notes is due in 2034 and $500.0 million aggregate principal amount of 5.75% Senior Notes is due in 2054. The weighted average interest rate is 5.71% per annum after giving effect to underwriting costs and a net hedge loss. During 2023, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash loss of approximately $1.4 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2024 and 2023 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2024
Reported supplemental revenues	$93.9	$88.7	$79.1	$97.7	$359.4
Reported contingent revenues	86.0	59.8	69.3	52.5	267.6
Reported supplemental and contingent revenues	$179.9	$148.5	$148.4	$150.2	$627.0
2023
Reported supplemental revenues	$81.6	$71.2	$70.8	$90.6	$314.2
Reported contingent revenues	71.8	54.2	53.9	55.4	235.3
Reported supplemental and contingent revenues	$153.4	$125.4	$124.7	$146.0	$549.5

Interest income, premium finance revenues and other income - This primarily represents interest income earned on cash, cash equivalents and fiduciary cash and revenues from premium financing, income from equity investments and net gains related to divestitures and sales of books of business.

Interest income, premium finance revenues and other income in 2024 increased compared to 2023 primarily due to increases in interest income earned on our own and fiduciary funds, including the $20.0 million interest income earned in December 2024 related to the proceeds from the AssuredPartners Financing.

The following table provides a reconciliation of brokerage segment interest income, premium finance revenues and other income, as reported in our consolidated financial statements to interest income earned on cash, cash equivalents and fiduciary cash (in millions):

	2024	2023
Interest income, premium finance revenues and other income	$420.4	$337.7
Less:
Net (gains) on divestitures	(24.2)	(9.6)
Premium financing revenues and net earnings from equity interests	(108.6)	(106.5)
Interest income from cash, cash equivalents and fiduciary cash	$287.6	$221.6

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2024 and 2023 compensation expense (in millions):

	2024	2023
Compensation expense, as reported	$5,501.4	$4,769.1
Acquisition integration	(106.4)	(146.6)
Workforce related charges	(108.1)	(56.0)
Acquisition related adjustments	(147.2)	(69.3)
Levelized foreign currency translation	—	11.9
Compensation expense, as adjusted	$5,139.7	$4,509.1
Reported compensation expense ratios	55.4%	55.2%
Adjusted compensation expense ratios	52.0%	52.2%
Reported revenues	$9,933.8	$8,637.2
Adjusted revenues - see page 37	$9,883.6	$8,631.1

The $732.3 million increase in compensation expense in 2024 compared to 2023 was primarily due to compensation associated with the acquisitions completed in the twelve month period ended December 31, 2024 - $350.8 million, increases in base compensation related to the hiring of producers and other roles to service and support organic growth and higher benefit costs - $291.7 million in the aggregate, increases in acquisition earnout related adjustments - $77.9 million and workforce related charges - $52.1 million, partially offset by reduced acquisition integration costs ‑ $40.2 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2024 and 2023 operating expense (in millions):

	2024	2023
Operating expense, as reported	$1,363.4	$1,272.3
Acquisition integration	(83.8)	(97.1)
Workforce and lease termination related charges	(10.8)	(7.4)
Levelized foreign currency translation	—	1.4
Operating expense, as adjusted	$1,268.8	$1,169.2
Reported operating expense ratios	13.7%	14.7%
Adjusted operating expense ratios	12.8%	13.6%
Reported revenues	$9,933.8	$8,637.2
Adjusted revenues - see page 37	$9,883.6	$8,631.1

The $91.1 million increase in operating expense in 2024 compared to 2023, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended December 31, 2024 - $78.9 million, underlying inflation of travel and entertainment costs and additional investments in technology - $22.1 million, increases in workforce related charges - $3.4 million, partially offset by reduced acquisition integration costs - $13.3 million.

Depreciation - The increase in depreciation expense in 2024 compared to 2023 was due primarily to the impact of purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2024 was the depreciation expense associated with acquisitions completed in 2024 and the latter part of 2023.

Amortization - The increase in amortization in 2024 compared to 2023 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in 2024 and 2023, partially offset by the impact of acquisition valuation true-ups recorded in 2024 relating to acquisitions made in 2023. Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names). Based on the results of impairment reviews performed on amortizable intangible assets in 2024 and 2023, we wrote off $19.4 million and $3.5 million, respectively, of amortizable intangible assets related to the brokerage segment. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. In October 2024, we performed a qualitative impairment review on carrying value of our goodwill for all of our reporting units and no indicators of impairment were noted as of December 31, 2024.

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in 2024 compared to 2023 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During 2024 and 2023, we recognized $61.3 million and $76.1 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made from 2021 to 2024. During 2024 and 2023, we recognized $35.7 million of income and $300.7 million of expense, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 91 and 80 acquisitions, respectively. The net adjustments in 2024 include changes made to the estimated fair value of the Willis Re acquisition earnout and reflect updated assumptions as of December 31, 2024 and are based on actual 2024 recognized revenues. The net adjustments in 2023, primarily included changes made to the estimated fair value of the Willis Re acquisition earnout and reflected updated assumptions as of December 31, 2023, including forecasted 2024 revenue projections based on January 1, 2024 reinsurance renewals.

The amounts initially recorded as earnout payables for our 2021 to 2024 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three‑year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective tax rate in 2024 and 2023 was 25.4% and 25.6%, respectively. As of April 1, 2023, a U.K. corporate tax rate of 25% went into effect making the 2023 full year effective rate in the U.K. 23.5%. We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in our brokerage segment based on known changes in tax rates in future periods.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2024 and 2023 include noncontrolling interest earnings of $7.7 million and $6.3 million, respectively.

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

As previously disclosed, our IRC 831(b) (or “micro-captive”) advisory services business has been under a promoter investigation by the IRS since 2013. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. Additionally, the IRS is conducting a criminal investigation related to IRC 831(b) micro-captive underwriting enterprises. We have been advised that we are not a target of the criminal investigation. We are fully cooperating with both matters.

Risk Management

The risk management segment accounted for 14% of our revenue in 2024. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, nonprofit, captive and public sector entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third‑party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for 2024 and 2023 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2024	2023	Change
Fees	$1,414.0	$1,259.7	$154.3
Interest income and other income	36.5	27.9	8.6
Revenues before reimbursements	1,450.5	1,287.6	162.9
Reimbursements	154.3	145.4	8.9
Total revenues	1,604.8	1,433.0	171.8
Compensation	882.4	776.8	105.6
Operating	278.7	257.4	21.3
Reimbursements	154.3	145.4	8.9
Depreciation	37.6	35.9	1.7
Amortization	13.8	7.7	6.1
Change in estimated acquisition earnout payables	0.4	0.5	(0.1)
Total expenses	1,367.2	1,223.7	143.5
Earnings before income taxes	237.6	209.3	28.3
Provision for income taxes	63.1	55.3	7.8
Net earnings	174.5	154.0	20.5
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to
controlling interests	$174.5	$154.0	$20.5
Diluted earnings per share	$0.78	$0.70	$0.08
Other information
Change in diluted earnings per share	11%	30%
Growth in revenues (before reimbursements)	13%	18%
Organic change in fees (before reimbursements)	8%	16%
Compensation expense ratio (before reimbursements)	61%	60%
Operating expense ratio (before reimbursements)	19%	20%
Effective income tax rate	27%	26%
Workforce at end of period (includes acquisitions)	10,339	9,747
Identifiable assets at December 31	$1,661.7	$1,649.3

The following provides non-GAAP information that management believes is helpful when comparing 2024 and 2023 EBITDAC and adjusted EBITDAC (in millions):

	2024	2023	Change
Net earnings, as reported	$174.5	$154.0	13.3%
Provision for income taxes	63.1	55.3
Depreciation	37.6	35.9
Amortization	13.8	7.7
Change in estimated acquisition earnout payables	0.4	0.5
Total EBITDAC	289.4	253.4	14.2%
Net (gains) on divestitures	(0.1)	(0.4)
Acquisition integration	2.9	1.0
Workforce and lease termination related charges	7.2	3.4
Acquisition related adjustments	0.3	0.5
Levelized foreign currency translation	—	(0.5)
EBITDAC, as adjusted	$299.7	$257.4	16.4%
Net earnings margin, before reimbursements, as reported	12.0%	12.0%	+7 bpts
EBITDAC margin, before reimbursements, as adjusted	20.7%	20.0%	+65 bpts
Reported revenues before
reimbursements	$1,450.5	$1,287.6
Adjusted revenues - before reimbursements - see page 37	$1,450.4	$1,286.2

Fees - In 2024, our risk management operations, new core workers’ compensation and general liability claims arising improved from new clients coming on board in 2024 and 2023. We believe these favorable trends should continue for 2025, however, worsening economic conditions or a reversal in the number of workers employed, could cause fewer new liability and core workers’ compensation claims to arise in future quarters. Organic change in fee revenues was 8% in 2024 and 16% in 2023.

Items excluded from organic fee computations yet impacting revenue comparisons in 2024 and 2023 include the following (in millions):

	Year Ended December 31,
	2024	2023	Change
Fees	$1,405.6	$1,246.1	12.8%
International performance bonus fees	8.4	13.6
Fees as reported	1,414.0	1,259.7	12.2%
Less fees from acquisitions	(58.2)	—
Less divested operations	—	(4.5)
Levelized foreign currency translation	—	(1.0)
Organic fees	$1,355.8	$1,254.2	8.1%

Acquisition Activity	2024	2023
Number of acquisitions closed	2	1
Estimated annualized revenues acquired (in millions)	$23.9	$59.1

Reimbursements - Reimbursements represent amounts received from clients reimbursing us for certain third-party costs associated with providing our claims management services. In certain service partner relationships, we are considered a principal because we direct the third party, control the specified service and combine the services provided into an integrated solution. Given this principal relationship, we are required to recognize revenue on a gross basis and service partner vendor fees in the operating expense line in our consolidated statement of earnings. The increase in reimbursements in 2024 compared to 2023 was primarily due to a change in business mix that is processed internally versus using outside service partners.

Interest income and other income - Interest income and other income primarily represents interest income earned on cash, cash equivalents and fiduciary cash. Interest income and other income in 2024 increased compared to 2023 primarily due to increases in interest income from increases in interest rates earned on fiduciary cash and increased levels of fiduciary cash.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2024 and 2023 compensation expense compensation expense (in millions):

	2024	2023
Compensation expense, as reported	$882.4	$776.8
Acquisition integration	(1.6)	(1.0)
Workforce and lease termination related charges	(4.4)	(2.0)
Acquisition related adjustments	(0.3)	(0.5)
Levelized foreign currency translation	—	(0.4)
Compensation expense, as adjusted	$876.1	$772.9
Reported compensation expense ratios (before reimbursements)	60.8%	60.3%
Adjusted compensation expense ratios (before reimbursements)	60.4%	60.1%
Reported revenues (before reimbursements)	$1,450.5	$1,287.6
Adjusted revenues (before reimbursements) - see page 37	$1,450.4	$1,286.2

The $105.6 million increase in compensation expense in 2024 compared to 2023 was primarily due to increases in base compensation to service and support organic growth and higher benefit costs - $73.2 million in the aggregate, compensation associated with the acquisitions completed in the twelve month period ended December 31, 2024 - $29.6 million, increases in workforce related charges - $2.4 million and acquisition integration related costs - $0.6 million, partially offset by reduced acquisition earnout related adjustments - $0.2 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2024 and 2023 operating expense operating expense (in millions):

	2024	2023
Operating expense, as reported	$278.7	$257.4
Acquisition integration	(1.3)	—
Workforce and lease termination related charges	(2.8)	(1.4)
Levelized foreign currency translation	—	(0.1)
Operating expense, as adjusted	$274.6	$255.9
Reported operating expense ratios (before reimbursements)	19.2%	20.0%
Adjusted operating expense ratios (before reimbursements)	18.9%	19.9%
Reported revenues (before reimbursements)	$1,450.5	$1,287.6
Adjusted revenues - (before reimbursements) see page 37	$1,450.4	$1,286.2

The $21.3 million increase in operating expense in 2024 compared to 2023 was primarily due to expenses associated with the acquisitions completed in the twelve month period ended December 31, 2024 - $10.3 million, additional investments in technology and business insurance - $8.3 million, increases in workforce related charges - $1.4 million and acquisition integration costs - $1.3 million.

Depreciation - Depreciation expense increased in 2024 compared to 2023, which reflects the impact of expenditures related to upgrading computer systems. partially offset by office consolidations that occurred as leases expired in 2024 (less depreciation associated with furniture, equipment and leasehold improvements). Also contributing to the increase in depreciation expense in 2024 was the depreciation expense associated with the acquisitions completed in 2024 and the latter part of 2023.

Amortization - Amortization expense increased in 2024 compared to 2023. The increase in amortization in 2024 compared to 2023 was primarily due to the impact of amortization expense of intangible assets associated with the acquisitions completed in 2024 and the later part of 2023 (My Plan Manager was completed in December 2023). Based on the results of impairment reviews performed on amortizable intangible assets during 2024 and 2023, there were no impairments of amortizable assets related to the risk management segment.

Change in estimated acquisition earnout payables - The change in estimated acquisition earnout payables in 2024 and 2023, primarily relates to accretion of discount in 2024 and 2023 relates to the estimated fair value of the earnout obligations. During 2024 and 2023, we recognized $0.4 million and $0.5 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2021 to 2024 acquisitions, respectively. During 2024 and 2023, there were no net adjustments in the estimated fair value of earnout obligations related to projections of future performance for acquisitions.

Provision for income taxes - We allocate the provision for income taxes to the risk management segment using local statutory rates. As of April 1, 2023, a U.K. corporate tax rate of 25% went into effect, making the 2023 full year effective rate 23.5%. The risk management segment’s effective tax rate in 2024 and 2023 was 26.6% and 26.4%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 25% to 27% in our risk management segment based on known changes in tax rates in future periods.

Corporate

The corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs and the impact of foreign currency remeasurement. See Note 7 to our 2024 consolidated financial statements for a summary of our debt at December 31, 2024 and 2023.

Financial information relating to our corporate segment results for 2024 and 2023 (in millions, except per share and percentages):

Statement of Earnings	2024	2023	Change
Other income	$16.3	$1.7	$14.6
Total revenues	16.3	1.7	14.6
Compensation	138.5	135.3	3.2
Operating	111.8	160.0	(48.2)
Interest	381.3	296.7	84.6
Depreciation	6.8	4.9	1.9
Total expenses	638.4	596.9	41.5
Loss before income taxes	(622.1)	(595.2)	(26.9)
Benefit for income taxes	(232.3)	(237.8)	5.5
Net loss	(389.8)	(357.4)	(32.4)
Net loss attributable to noncontrolling interests	—	(9.8)	9.8
Net loss attributable to controlling interests	$(389.8)	$(347.6)	$(42.2)
Diluted net loss per share	$(1.74)	$(1.58)	$(0.16)
Identifiable assets at December 31	$16,154.3	$2,520.4
EBITDAC
Net loss	$(389.8)	$(357.4)	$(32.4)
Benefit for income taxes	(232.3)	(237.8)	5.5
Interest	381.3	296.7	84.6
Depreciation	6.8	4.9	1.9
EBITDAC	$(234.0)	$(293.6)	$59.6

Revenues - Revenues in the corporate segment consist of other income related to the run-off of clean energy and legacy investments, and in 2024, some interest income related to the proceeds from the AssuredPartners financing.

Compensation expense - Compensation expense for 2024 and 2023 includes salary, incentive compensation, and associated benefit expenses of $138.5 million and $135.3 million, respectively. The change in 2024 compensation expense compared to 2023 was primarily due to increased incentive compensation, which includes transaction‑related costs as described on page 56 in note (2) and increased costs associated with stock-based compensation, partially offset by savings in base compensation.

Operating expense - Operating expense for 2024 includes banking and related fees of $3.1 million, external professional fees and other due diligence costs related to 2024 acquisitions of $38.5 million, which includes $22.8 million of transaction-related costs as described on page 56 in note (2), other corporate and clean energy related expenses, including litigation matters, technology and other professional fees of $70.1 million in aggregate, and a net unrealized foreign exchange remeasurement loss of $0.1 million.

Operating expense for 2023 includes banking and related fees of $3.1 million, external professional fees and other due diligence costs related to 2023 acquisitions of $33.8 million, which includes $17.6 million of transaction-related costs as described on page 56 in note (2), other corporate and clean energy related expenses, including litigation matters, technology and other professional fees of $113.3 million in aggregate, and a net unrealized foreign exchange remeasurement loss of $9.8 million.

Interest expense - The increase in interest expense in 2024 compared to 2023 was due to the following (in millions):

Change in interest expense related to:	2024 / 2023
Interest on borrowings from our Credit Agreement	$(8.1)
Interest on the maturity of the Series H notes	(12.4)
Interest on the maturity of the Series E notes	(0.3)
Interest on the maturity of the Series N notes	(4.1)
Interest on the maturity of the Series CC notes	(1.6)
Interest on the maturity of the Series HH notes	(4.1)
Interest on the $950.0 million senior notes funded on March 2, 2023	9.2
Interest on the $1,000.0 million senior notes funded on November 2, 2023	56.4
Interest on the $1,000.0 million senior notes funded on February 15, 2024	49.8
Interest on the $5,000.0 million senior notes funded on December 19, 2024	9.2
Amortization of hedge gains	(9.4)
Net change in interest expense	$84.6

Depreciation - Depreciation expense in 2024 increased compared to 2023, due to capital improvements made at our corporate headquarters and Gallagher Centers of Excellence in 2024 and 2023 and to the acquisition of other corporate related fixed assets in 2024.

Net losses attributable to noncontrolling interests - The amounts reported in this line for 2024 and 2023 primarily include noncontrolling interest of zero and ($9.8) million, respectively, related to our investment in Chem-Mod LLC. As of December 31, 2024 and 2023, we held a 46.5% controlling interest in Chem-Mod LLC, which ceased operations in 2023.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. Our consolidated effective tax rate was 21.6% and 18.5%, for 2024 and 2023, respectively. The tax rate for 2024 was lower than the statutory rate primarily due to the income tax benefit of stock-based awards. The tax rate for 2023 was lower than the statutory rate primarily due to the income tax benefit of stock-based awards, revaluation of deferred tax assets in Bermuda to the new 15% corporate tax rate as well as updates to the U.S. tax attributes associated with the U.K. loss deferral reported on the 2022 tax return. As of April 1, 2023, a U.K. corporate tax rate of 25% went into effect, making the 2023 full year effective rate in the U.K. 23.5%. There were no IRC Section 45 tax credits generated in 2024 and 2023. In 2023, we recognized an unfavorable U.K. tax impact related to earnout liability adjustments. The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2024 and 2023 was $89.4 million and $76.1 million, respectively.

Significant Future Income Tax Law Changes - Although no new significant tax legislation was enacted in 2024, several previous law and administrative changes, particularly the scheduled sunset of numerous provisions of the Tax Cuts and Jobs Act (TCJA), P.L. 115-97, at the end of this year are being reviewed. In addition, the implications of the November 2024 U.S. elections on the tax environment are still being evaluated, with possible new or renewed initiatives going forward,

On December 27, 2023, Bermuda introduced a new corporate income tax that applies to Bermuda businesses that are part of multinational enterprise groups with annual revenues of €750.0 million and greater, taking effect in January 2025. We have adjusted our Bermuda tax deferred items to account for this rate increase. In 2022, the U.S. enacted the IRA and the Creating Helpful Incentives to Produce Semiconductors (which we refer to as CHIPS) and Science Act of 2022. We do not anticipate any significant impacts from either law change. See more discussions of those provisions below.

The OECD’s Pillar 2 framework became effective for tax years beginning January 1, 2024, and calls for implementing a minimum 15% effective corporate tax rate for multinational companies with global consolidated revenues of €750 million or more, regardless of the local tax rate. The OECD’s Pillar 2 corporate tax has been implemented in many jurisdictions worldwide in some form, including in countries where we have significant operations, including the U.K, Canada, Australia and New Zealand. Different countries have implemented the necessary rules in different ways, through their individual agreement to tax treaty changes and through changes to their own domestic tax laws.

Depending on how the jurisdictions in which we and our subsidiaries are based, choose to implement the OECD’s approach in their tax treaties and domestic tax laws, we could be adversely affected due to our income being taxed at higher effective rates, once these new rules come into force. However, there are several transitional safe harbors available to entities subject to Pillar 2 taxes that may reduce any exposure and filing requirements. As of December 31, 2024, the U.S., which generates the majority of our revenue and profit, has not enacted or proposed draft or final legislation, nor indicated any intention to implement Pillar 2 into tax law, either now or in the future.

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

The following provides non-GAAP information that we believe is helpful when comparing 2024 and 2023 operating results for the corporate segment (in millions):

	2024			2023
			Net Earnings			Net Earnings
			(Loss)			(Loss)
		Income	Attributable to		Income	Attributable to
	Pretax	Tax	Controlling	Pretax	Tax	Controlling
	Loss	Benefit	Interests	Loss	Benefit	Interests
Components of Corporate Segment, as reported
Interest and banking costs	$(375.5)	$97.7	$(277.8)	$(299.8)	$78.0	$(221.8)
Clean energy related (1)	(5.7)	1.3	(4.4)	(15.5)	4.0	(11.5)
Acquisition costs (2)	(52.0)	9.7	(42.3)	(42.1)	6.4	(35.7)
Corporate (3) (4)	(188.9)	123.6	(65.3)	(228.0)	149.4	(78.6)
Reported Year Ended	(622.1)	232.3	(389.8)	(585.4)	237.8	(347.6)
Adjustments
Clean energy related (1)	(2.3)	0.6	(1.7)	4.4	(1.1)	3.3
Transaction-related costs (2)	32.2	(5.9)	26.3	22.6	(4.9)	17.7
Legal and tax related (3)	—	3.5	3.5	48.0	(21.8)	26.2
Components of Corporate Segment, as adjusted
Interest and banking costs	(375.5)	97.7	(277.8)	(299.8)	78.0	(221.8)
Clean energy related (1)	(8.0)	1.9	(6.1)	(11.1)	2.9	(8.2)
Acquisition costs	(19.8)	3.8	(16.0)	(19.5)	1.5	(18.0)
Corporate (4)	(188.9)	127.1	(61.8)	(180.0)	127.6	(52.4)
Adjusted Year Ended	$(592.2)	$230.5	$(361.7)	$(510.4)	$210.0	$(300.4)

(1)
Pretax losses for the years ended December 31, 2024 and 2023 are presented net of amounts attributable to noncontrolling interests of zero and $(9.8) million, respectively. Adjustments in 2024 and 2023 include items related to the resolution of various partnership matters related to our clean energy investments.
(2)
We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees associated with completed, future and terminated acquisitions. Adjustments primarily relate to our acquisition of Willis Re, which closed in fourth quarter 2021, Buck, which closed in second quarter 2023, the acquisitions of Cadence Insurance, Eastern Insurance and My Plan Manager, all of which closed in fourth quarter 2023, and the pending acquisition of AssuredPartners.
(3)
Adjustments in 2024 and 2023 include costs associated with legal and tax matters as well as the impact of tax planning items associated with 2022 tax returns filed in 2023. Adjustments in 2023 include additional U.K. income tax expense related to the non‑deductibility of acquisition-related adjustments made during the year and costs associated with legal and tax matters.
(4)
Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $(0.1) million in the year ended December 31, 2024 and a net unrealized foreign exchange remeasurement loss of $(9.8) million in the year ended December 31, 2023.

Interest and banking costs and debt - Interest and banking costs includes expenses related to our debt.

Clean energy related - For 2024, this consists of operating results related to our investments in new clean energy projects.

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

Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, and net unrealized foreign exchange remeasurement. In addition, corporate includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses, the tax benefit from vesting of employee equity awards, as well as other permanent or discrete tax items not reflected in the provision for income taxes in the brokerage and risk management segments. The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2024 and 2023 was $89.4 million and $76.1 million, respectively, and is included in the table above in the Corporate line.

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

On December 7, 2024, we signed a definitive agreement to acquire AssuredPartners for gross consideration of $13.45 billion. The Transaction is subject to customary regulatory approval, standard closing conditions and is expected to close during first quarter 2025. AssuredPartners is a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits, and personal lines and with operations in the U.K. and Ireland. We expect to fund the Transaction using $8.5 billion of cash raised in our December 11, 2024 follow-on common stock offering and $5.0 billion of cash borrowed in our December 19, 2024 senior notes. On January 7, 2025, we received an additional $1.28 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering.

On December 6, 2023, we acquired all of the issued and outstanding shares of My Plan Manager for an initial gross consideration of $301.6 million. We funded the transaction using free cash flow and funds received from an unsecured senior notes offering. The acquired My Plan Manager is the leading provider of plan management services to participants in Australia’s National Disability Insurance Scheme.

On November 30, 2023, we acquired all the issued and outstanding shares of Cadence Insurance for an initial gross consideration of $886.0 million. We funded the transaction using free cash flow and funds received from an unsecured senior notes offering. The acquired Cadence Insurance business offers a full suite of commercial property/casualty, employee benefits and personal lines products to clients from 34 offices spanning nine states across the Southeast, including Texas.

On October 31, 2023, we acquired the net assets of Eastern Insurance for an initial gross consideration of $515.1 million. We funded the transaction using free cash flow and funds received from an unsecured senior notes offering. The acquired Eastern Insurance business offers comprehensive commercial property/casualty and personal lines products as well as employee benefits consulting to clients throughout the Northeastern U.S.

On April 3, 2023, we acquired the partnership interests of Buck for an initial gross consideration of $620.8 million. We funded the transaction using free cash flow and funds received from an unsecured senior notes offering. The acquired Buck business is a leading provider of retirement, human resources and employee benefits consulting and administration services.

Operating Cash Flows

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement (as defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2024 and 2023, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuance of our common stock.

Cash provided by operating activities was $2,582.9 million and $2,031.7 million for 2024 and 2023, respectively. The increase in cash provided by operating activities during 2024 compared to the same period in 2023 was primarily due to growth in our core broking and risk management operations and timing differences between periods with cash receipts and disbursements related to accounts receivables and accrued compensation and other current liabilities compared to 2023.

Total cash and cash equivalents, restricted cash and fiduciary cash at December 31, 2024 and December 31, 2023, include $15,371.6 million and $1,744.9 million, respectively, of income earning money market accounts. The increase in cash invested in money market accounts between years is primarily due to the proceeds received in December 2024 from the stock issuance ($8.5 billion) and senior notes ($5.0 billion). The dividend income on money market accounts was recorded in interest income, premium finance and other income in our consolidated statement of earnings, which increased $105.9 million during 2024 ($29.0 million of which related to the proceeds from the AssuredPartners financing) to $473.2 million for the year ended December 31, 2024 compared to $367.3 million for the year ended December 31, 2023.

During 2024 and 2023, employee matching contributions to the 401(k) plan of $86.0 million and $73.8 million, respectively, relating to 2023 and 2022 were funded using common stock.

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

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $3,124.4 million and $2,555.6 million for 2024 and 2023, respectively. Net earnings attributable to controlling interests were $1,462.7 million and $969.5 million for 2024 and 2023, respectively. We believe that EBITDAC items are indicators of trends in liquidity.

Defined Benefit Pension Plan

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We were not required to make any minimum contributions to the plan for the 2024 and 2023 plan years. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2024 and 2023 we did not make discretionary contributions to the legacy Company defined benefit plan.

See Note 12 to our 2024 consolidated financial statements for additional information required to be disclosed relating to our defined benefit pension plan. We are required to recognize a prepaid pension asset for our overfunded defined benefit pension plan (which we refer to together as the Plan). The offsetting adjustment to the asset required to be recognized for the Plan is recorded in “Accumulated Other Comprehensive Loss,” net of tax, in our consolidated balance sheet. We will recognize subsequent changes in the funded status of the Plan through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur. Numerous items may lead to a change in funded status of the Plan, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates.

The net change in the funded status of the Plan in 2024 resulted in an increase in noncurrent assets in 2024 of $3.6 million. In 2024, the funded status of the Plan was favorably impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2024 and other assumption changes, the net impact of which was approximately $3.7 million. In addition, the funded status was unfavorably impacted by returns on the plan’s assets being lower in 2024 than anticipated by approximately $(0.1) million. The net change in the funded status of the Plan in 2023 resulted in an increase in noncurrent assets in 2023 of $12.3 million. In 2023, the funded status of the Plan was unfavorably impacted by a decrease in the discount rates used in the measurement of the pension liabilities at December 31, 2023 and other assumption changes, the net impact of which was approximately $8.6 million. In addition, the funded status was favorably impacted by returns on the plan’s assets being significantly higher in 2023 than anticipated by approximately $20.9 million.

Through the acquisition of Buck, we acquired the assets and assumed the liabilities associated with three frozen defined benefit pension plans that provide postretirement benefits to their participants located in the U.S., U.K. and Canada (which we refer to as the Buck Pension Plans). The Buck Pension Plans were amended to freeze benefit plan accruals for all participants (closed to new entrants and existing participants do not accrue any additional benefits) effective December 31, 2014. Effective December 31, 2024, the U.S. Buck Pension Plan was merged into our defined benefit pension plan. In January 2025, we notified plan participants that we will fully terminate such plan. In first quarter 2025, we will initiate the wind down of the plan and we expect to complete such wind down by settling all future obligations under the plan through a combination of lump sum payments to eligible, electing participants and transferring the remaining liability through the purchase of a group annuity contract to a highly-rated third-party insurance company. We expect that the wind down will be completed in fourth quarter 2025. Based on estimates as of December 31, 2024, we anticipate recognizing a non-cash, pre-tax loss of approximately $34.2 million in fourth quarter 2025 to compensation expense in the consolidated statement of earnings that may be offset by an approximately $12.8 million adjustment to consolidated statement of comprehensive earnings, a $16.5 million write-down of a prepaid pension asset and a $4.6 million reversal of a deferred tax asset.

Investing Cash Flows

Capital Expenditures - Capital expenditures were $141.9 million and $193.6 million for 2024 and 2023, respectively. In 2024 and 2023 capital expenditures include amounts incurred related to office moves, investments made in IT and software development projects. Relating to the development of our corporate headquarters, we received property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state EDGE tax credit. Incentives from these two programs could total between $50.0 million and $80.0 million over a fifteen-year period. In 2025, we expect total expenditures for capital improvements to be approximately $150.0 million, (includes impact of acquisitions closed through December 31, 2024) part of which is related to expenditures on office moves and investments being made in IT and software development projects. The increase in the expected capital expenditures in 2025 compared to 2024 is primarily due to such projects.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $1,462.3 million and $3,041.9 million in 2024 and 2023, respectively. The decreased use of cash for acquisitions in 2024 compared to 2023 was primarily due to our acquisition of Buck, Eastern Insurance, Cadence Insurance and My Plan Manager in 2023. In addition, during 2024 and 2023 we issued 0.6 million shares ($140.8 million) and 2.5 million shares ($525.8 million), respectively, of our common stock as payment for a portion of the total consideration paid for acquisitions and earnout payments. We completed 48 and 51 acquisitions in 2024 and 2023, respectively. Annualized revenues of businesses acquired in 2024 and 2023 totaled approximately $386.5 million and $885.1 million, respectively. In 2025, we expect to use new debt, our Credit Agreement (as defined below), cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.

In order to maintain leverage ratios and investment grade credit ratings or if liquidity concerns arise, we may be more likely to use common stock to fund acquisitions.

Dispositions - During 2024 and 2023, we sold several books of business and recognized one-time gains of $24.3 million and $10.0 million, respectively. We received cash proceeds of $19.7 million and $9.9 million for 2024 and 2023, respectively, related to these transactions.

Financing Cash Flows

At December 31, 2024, we had $9,550.0 million of Senior Notes, $3,523.0 million of corporate‑related borrowings outstanding under separate note purchase agreements entered into during the period from 2014 to 2021, there were no borrowings outstanding under our Credit Agreement, $225.2 million outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $14,987.3 million. See Note 7 to our 2024 consolidated financial statements for a discussion of the terms of the Senior Notes, Note purchase agreements, the Credit Agreement (as defined below) and the Premium Financing Debt Facility.

Consistent with past practice, as of December 31, 2024 we had no pre-issuance hedges open for 2024. During the three months ended December 31, 2024, we settled approximately $4.1 million of interest rate contracts hedges with a notional value of $200.0 million that will be amortized into interest expense in future periods.

The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2024.

Senior Notes - On December 19, 2024, we closed and funded an offering of $5,000.0 million of unsecured senior notes in five tranches. The $750.0 million aggregate principal amount of 4.60% Senior Notes is due in 2027, $750.0 million aggregate principal amount of 4.85% Senior Notes is due in 2029, $500.0 million aggregate principal amount of 5.00% Senior Notes is due in 2032, $1,500.0 million aggregate principal amount of 5.15% Senior Notes is due in 2035, $1,500.0 million aggregate principal amount 5.55% Senior Notes is due in 2055. The weighted average interest rate is 5.25% per annum after giving effect to underwriting costs and a net hedge gain. During 2024, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $4.1 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We expect to use the net proceeds of this offering to fund a portion of the cash consideration payable in connection with the AssuredPartners transaction and, to the extent that any proceeds remain thereafter, or if the AssuredPartners transaction is not completed, for general corporate purposes including other acquisitions.

On February 12, 2024, we closed and funded an offering of $1,000.0 million of unsecured senior notes in two tranches. The $500.0 million aggregate principal amount of 5.45% Senior Notes is due in 2034 and $500.0 million aggregate principal amount of 5.75% Senior Notes is due in 2054. The weighted average interest rate is 5.71% per annum after giving effect to underwriting costs and a net hedge loss. During 2023, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash loss of approximately $1.4 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On November 2, 2023, we closed and funded an offering of $1,000.0 million of unsecured senior notes in two tranches. The $400.0 million aggregate principal amount of 6.50% Senior Notes are due 2034 and $600.0 million aggregate principal amount of 6.75% Senior Notes are due 2054. The weighted average interest rate is 5.97% per annum after giving effect to underwriting costs and a net hedge gain. During 2021 through 2023, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $128.0 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On March 2, 2023, we closed and funded an offering of $950.0 million of unsecured senior notes in two tranches. The $350.0 million aggregate principal amount of 5.50% Senior Notes are due 2033 and $600.0 million aggregate principal amount of 5.75% Senior Notes are due 2053. The weighted average interest rate is 5.05% per annum after giving effect to underwriting costs and a net hedge gain. During 2019 through 2022, we entered into a pre‑issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $112.7 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

Note Purchase Agreement - During February 2024, we used operating cash to fund the $100.0 million Series HH note maturity that had a fixed rate of 4.72% that was due February 13, 2024 and the $325.0 million Series H note maturity that had a fixed rate of 4.58% that was due February 27, 2024.

During June 2023, we used operating cash to fund the $200.0 million Series N note maturity that had a fixed rate of 4.13% that was due June 24, 2023 and the prepayment of the $50.0 million Series CC note floating rate of 90 day LIBOR plus 1.40%, balloon that was originally due June 13, 2024.

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

Loans borrowed under the Credit Agreement bear interest at a variable annual rate based on a customary benchmark rate for each available currency including Secured Overnight Financing Rate (which we refer to as SOFR) for loans in U.S. Dollars, or at our election solely for loans in U.S. Dollars, the base rate, plus in each case an applicable margin. Interest rates on base rate loans and outstanding drawings on letters of credit under the Credit Agreement will be based on the Base Rate, as defined in the Credit Agreement, plus a margin of 0.00% to 0.375%, depending on the rating of our long-term senior unsecured debt. Interest rates for SOFR loans and loans in currencies other than U.S. dollars under the Credit Agreement will be based on, as applicable, a SOFR Daily Floating Rate, Term SOFR, Alternative Currency Daily Rate or Alternative Currency Term Rate, as defined in the Credit Agreement, plus a margin of 0.775% to 1.375%, depending on the rating of our long-term senior unsecured debt. The annual facility fee related to the Credit Agreement is between 0.100% and 0.250% of the revolving credit commitment, depending on the rating of our long-term senior unsecured debt. Subject to certain conditions stated in the Credit Agreement, we may borrow, prepay and reborrow amounts under the Credit Agreement at any time during the term of the Credit Agreement. Funds borrowed under the Credit Agreement may be used for general corporate and working capital purposes of the Company and its subsidiaries.

The Credit Agreement also contains customary representations and warranties and affirmative and negative covenants, including financial covenants, as well as customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults. We were in compliance with these covenants as of December 31, 2024.

Concurrently, on June 22, 2023, we paid off and terminated all of our obligations under the Second Amended and Restated Multicurrency Credit Agreement, dated as of June 7, 2019.

There were no borrowings outstanding under the Credit Agreement at December 31, 2024. Due to the outstanding borrowing and letters of credit, $1,689.1 million remained available for potential borrowings under the Credit Agreement at December 31, 2024.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. During 2024, we borrowed an aggregate of $1,663.2 million and repaid $1,906.9 million under our Credit Agreement. During 2023, we borrowed an aggregate of $3,795.0 million and repaid $3,610.0 million under our Credit Agreement and under the Second Amended and Restated Multicurrency Credit Agreement. Principal uses of the 2024 and 2023 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

Premium Financing Debt Facility - On October 30, 2024, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility) that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B is separated into AU$410.0 million and NZ$25.0 million tranches (the AU$ tranche has been decreased as of February 1, 2025 to AU$390.0 million and the NZ$ tranche will be decreased as of May 1, 2025 to NZ$10.0 million), (ii) Facility C, an AU$60.0 million equivalent multi‑currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche.

The interest rates on Facility B are Interbank rates, which vary by tranche, duration and currency, plus a margin of 1.400% and 1.850% for the AU$ and NZ$ tranches, respectively. The interest rates on Facilities C and D are 30 day Interbank rates, plus a margin of 0.830% and 0.990% for the AU$ and NZ$ tranches, respectively. The annual fee for Facility B is 0.56% and 0.8325% for the undrawn commitments for the AU$ and NZ$ tranches, respectively. The annual fee for Facility C is 0.77% and for Facility D is 0.90% of the total commitments of the facilities.

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2024. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At December 31, 2024, AU$350.0 million and NZ$0.0 million of borrowings were outstanding under Facility B, AU$0.0 million of borrowings outstanding under Facility C and NZ$12.5 million of borrowings were outstanding under Facility D, which in aggregate amount to US$225.2 million of borrowings outstanding under the Premium Financing Debt Facility. Accordingly, as of December 31, 2024, AU$60.0 million and NZ$25.0 million remained available for potential borrowing under Facility B, and AU$60.0 million and NZ$2.5 million under Facilities C and D, respectively.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In 2024, we declared $529.9 million in cash dividends on our common stock, or $2.40 per common share. On December 20, 2024, we paid a fourth quarter dividend of $0.60 per common share to shareholders of record as of December 1, 2024. On January 29, 2025, we announced a quarterly dividend for first quarter 2025 of $0.65 per common share. If the dividend is maintained at $0.65 per common share throughout 2025, this dividend level would result in an annualized net cash used by financing activities in 2025 of approximately $571.0 million (based on the outstanding shares as of December 31, 2024), or an anticipated increase in cash used of approximately $45.6 million compared to 2024. We can make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On February 12, 2024, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of debt securities, guarantees, common stock, preferred stock, warrants, depositary shares, purchase contracts, or units. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any securities under this registration statement. On November 15, 2022, we filed a second shelf registration statement on Form S-4 with the SEC, registering 7.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At December 31, 2024, 5.6 million shares remained available for issuance under this registration statement.

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors in July 2021 that authorizes the repurchase of up to $1.5 billion of common stock. During the years ended December 31, 2024 and 2023, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Management may consider repurchasing common stock during 2025 to the extent that our available cash exceeds acquisition opportunities. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.

Public Offering of Common Stock - On December 9, 2024, we entered into an Underwriting Agreement with Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters listed thereto, pursuant to which we agreed to sell 30.4 million shares of our common stock for a public per share offering price of $280.00, for an aggregate price purchase price of $8.5 billion. The offering closed on December 11, 2024 and 30.4 million shares of our common stock were issued for net proceeds, after underwriting discounts, of $8,347.0 million. We also granted the underwriters a 30-day option to purchase up to an additional 4.6 million shares of our common stock at the same price, which was exercised in full by the underwriters on January 6, 2025. The option closed on January 7, 2025 and 4.6 million shares of our common stock were issued for net proceeds, after underwriting discounts, of $1.252.0 million of cash. We expect to use the proceeds of this offering to fund a portion of the cash consideration payable in connection with the AssuredPartners transaction and, to the extent that any proceeds remain thereafter, or if the AssuredPartners transaction is not completed, for general corporate purposes including other acquisitions.

At-the-Market Equity Program - On March 14, 2024, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to 3,000,000 shares of our common stock through Morgan Stanley as sales agent. We intend to use the net proceeds of sales under this program to fund future acquisitions from time to time or for general corporate purposes. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended December 31, 2024, we did not sell shares of our common stock under the program.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $162.5 million and $120.2 million in 2024 and 2023, respectively. On May 10, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2017 Long-Term Incentive Plan. All of our officers, employees and non‑employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non‑qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 11.1 million shares (less any shares of restricted stock issued under the LTIP - 2.5 million shares of our common stock were available for this purpose as of December 31, 2024) were available for grant under the LTIP at December 31, 2024. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the years ended December 31, 2024 and 2023, and we believe this favorable trend will continue in the foreseeable future.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning with the match paid in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or common stock of the Company. We expensed (net of plan forfeitures) $105.4 million and $86.0 million related to the plan in 2024 and 2023, respectively. During 2023, management determined the 5.0% employer matching contributions on eligible compensation to the 401(k) plan for the 2023 plan year to be funded with our common stock, which was funded in February 2024. During 2024, management determined the 5.0% employer matching contributions on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which is expected to be funded in February 2025.

Other Liquidity Matters

Letters of Credit and Other Guarantees

We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total letters of credit outstanding of $23.0 million as of December 31, 2024 and $21.2 million at December 31, 2023. These letters of credit secure our self-insurance deductibles on our own insurance programs, allow certain of our captive operations to meet minimum statutory surplus requirements, lease security deposits and collateral related to premium and claim funds held in a fiduciary capacity. See Note 15 to our 2024 consolidated financial statements for additional discussion of these obligations and commitments.

Earnout Obligations

Substantially all of the purchase agreements related to the acquisitions we do contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2021 to 2024 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,998.2 million, of which $1,302.0 million was recorded in our consolidated balance sheet as of December 31, 2024 based on the estimated fair value of the expected future payments to be made, of which approximately $511.9 million can be settled in cash or common stock of the Company at our option and $790.1 million must be settled in cash.

Apart from commitments, guarantees, and contingencies, as disclosed herein and in Note 15 to our 2024 consolidated financial statements, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” at the beginning of this report.

Contractual Obligations

Our contractual obligations and commitments as of December 31, 2024 are comprised of principal payments on debt, interest payments on debt, operating leases, pension benefit plan and purchase obligations.

Operating leases are primarily comprised of leased office space throughout the world. As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 13 to our 2024 consolidated financial statements for additional discussion of these operating lease obligations.

Defined benefit pension plan obligations include estimates of our minimum funding requirements pursuant to the Employee Retirement Income Security Act and other regulations. We may make additional discretionary contributions. See Note 12 to our 2024 consolidated financial statements for additional information required to be disclosed relating to our defined benefit pension plan.

Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Most of our purchase obligations are related to purchases of information technology services, marketing arrangements or other service contracts. We had no other cash requirements from known contractual obligations and commitments that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity. See Note 15 to our 2024 consolidated financial statements for additional discussion of these contractual obligations.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, right-of-use assets, investments, income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. We believe the following significant accounting estimates may involve a higher degree of judgment and complexity. See Note 1 to our 2024 consolidated financial statements for other significant accounting policies. See Note 2 to our 2024 consolidated financial statements for a discussion of recently issued accounting pronouncements and their impact or potential future impact on our financial results, if determinable.

Revenue Recognition

Description

The primary source of revenues for our brokerage services is commissions from underwriting enterprises, based on a percentage of premiums paid by our clients, or fees received from clients based on an agreed level of service usually in lieu of commissions. These commissions and fees revenues are substantially recognized at a point in time on the effective date of the associated policies when control of the policy transfers to the client, as well as deferring certain revenues to reflect delivery of services over the contract period. Whether we are paid a commission or a fee, the vast majority of our services are associated with the placement of an insurance (or insurance-like) contract. Accordingly, we recognize approximately 85% of our commission and fee revenues on the effective date of the underlying insurance contract. The amount of revenue we recognize is based on our costs to provide our services up and through that effective date, including an appropriate estimate of our profit margin on a portfolio basis. Based on the proportion of additional services we provide in each period after the effective date of the insurance contract, including an appropriate estimate of our profit margin, we recognize approximately 10% of our commission and fee revenues in the first three months, and the remaining 5% thereafter.

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

See Revenue Recognition and Contracts with Customers in Notes 1 and 4 to our 2024 consolidated financial statements.

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

Income Taxes

Description

We estimate total income tax expense based on statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we earn income. Income tax includes an estimate for withholding taxes on earnings of foreign subsidiaries expected to be remitted to the U.S. but does not include an estimate for taxes on earnings considered to be indefinitely invested in the foreign subsidiary. Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded when it is likely a tax benefit will not be realized for a deferred tax asset. We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. See Income Taxes in Notes 1 and 16 to our 2024 consolidated financial statements.

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

Judgments and Uncertainties

We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about revenue growth, operating margins, discount rates and valuation multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples. See Intangible Assets in Notes 1 and 6 to our 2024 consolidated financial statements.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.

Effect if Actual Results Differ From Assumptions

We have not made material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years. During fiscal 2024, 2023 and 2022, all of our material reporting units passed the impairment analysis.

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

We recorded impairment charges related to amortizable intangible assets of $19.4 million, $3.5 million and $2.0 million in 2024, 2023 and 2022, respectively. See Intangible Assets in Notes 1 and 6 to our 2024 consolidated financial statements.

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

Judgments and Uncertainties

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.0% to 19.0% for our 2024 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rates generally ranged from 7.1% to 9.0% for our 2024 acquisitions.

Effect if Actual Results Differ From Assumptions

While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. See Note 3 to our 2024 consolidated financial statements for additional discussion on our 2024 business combinations.

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

For significant acquisitions we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed. See Note 3 to our 2024 consolidated financial statements for additional discussion on our 2024 business combinations.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2024 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of December 31, 2024 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2024.

As of December 31, 2024, we had $13,073.0 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at December 31, 2024 was $12,072.7 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long‑term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one-percentage point change in our weighted average borrowing rate as of December 31, 2024. A one-percentage point decrease would result in an estimated fair value of $13,118.6 million, or $45.6 million more than their current carrying value. A one‑percentage point increase would result in an estimated fair value of $11,169.7 million, or $1,903.3 million less than their current carrying value.

As of December 31, 2024, there were no borrowings outstanding under our Credit Agreement and $225.2 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2024 and the resulting fair values are not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2024 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $64.8 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2024 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $55.5 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive loss.

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During 2024, 2023 and 2022, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our future Norway and the U.K. currency revenues through various future payment dates. In addition, during 2024, 2023 and 2022, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant India, Norway and the U.K. currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. For the year ended December 31, 2024 there has been no such effect on our consolidated financial presentation. The impact of these hedging strategies was not material to our consolidated financial statements for 2024, 2023 and 2022. See Note 18 to our 2024 consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2024, 2023 and 2022.

Item 8. Financial Statements and Supplementary Data.

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Commissions	$6,693.8	$5,865.0	$5,187.4
Fees	3,606.6	3,144.7	2,567.7
Supplemental revenues	359.4	314.2	284.7
Contingent revenues	267.6	235.3	207.3
Interest income, premium finance revenues and other income	473.2	367.3	150.0
Revenues from clean coal activities	—	—	23.0
Revenues before reimbursements	11,400.6	9,926.5	8,420.1
Reimbursements	154.3	145.4	130.5
Total revenues	11,554.9	10,071.9	8,550.6
Compensation	6,522.3	5,681.2	4,799.8
Operating	1,753.9	1,689.7	1,330.9
Reimbursements	154.3	145.4	130.5
Cost of revenues from clean coal activities	—	—	22.9
Interest	381.3	296.7	256.9
Depreciation	177.5	165.2	144.7
Amortization	664.8	531.3	454.9
Change in estimated acquisition earnout payables	26.0	377.3	83.0
Total expenses	9,680.1	8,886.8	7,223.6
Earnings before income taxes	1,874.8	1,185.1	1,327.0
Provision for income taxes	404.4	219.1	211.0
Net earnings	1,470.4	966.0	1,116.0
Net earnings (loss) attributable to noncontrolling interests	7.7	(3.5)	1.8
Net earnings attributable to controlling interests	$1,462.7	$969.5	$1,114.2
Basic net earnings per share	$6.63	$4.51	$5.30
Diluted net earnings per share	6.50	4.42	5.19
Dividends declared per common share	2.40	2.20	2.04

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(In millions)

	Year Ended December 31,
	2024	2023	2022
Net earnings	$1,470.4	$966.0	$1,116.0
Change in pension liability, net of taxes	13.9	12.3	(12.3)
Foreign currency translation, net of taxes	(365.4)	257.8	(511.8)
Change in fair value of derivative instruments, net of taxes	(7.5)	78.2	109.8
Comprehensive earnings	1,111.4	1,314.3	701.7
Comprehensive earnings (loss) attributable to noncontrolling interests	7.8	(2.5)	1.6
Comprehensive earnings attributable to controlling interests	$1,103.6	$1,316.8	$700.1

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(In millions)

	December 31,
	2024	2023
Cash and cash equivalents	$14,987.3	$971.5
Fiduciary assets (includes fiduciary cash of $5,481.3 in 2024 and $5,571.8 in 2023)	24,712.1	26,907.9
Accounts receivable, net	3,895.9	3,786.6
Other current assets	518.0	450.1
Total current assets	44,113.3	32,116.1
Fixed assets - net	650.3	726.4
Deferred income taxes (includes tax credit carryforwards of $771.8 in 2024 and $867.4 in 2023)	959.1	1,132.3
Other noncurrent assets	1,354.4	1,131.8
Right-of-use assets	377.8	400.3
Goodwill - net	12,270.2	11,475.6
Amortizable intangible assets - net	4,530.1	4,633.3
Total assets	$64,255.2	$51,615.8
Fiduciary liabilities	$24,712.1	$26,907.9
Accrued compensation and other current liabilities	3,586.3	2,553.1
Deferred revenue - current	537.2	644.7
Premium financing debt	225.2	289.0
Corporate related borrowings - current	200.0	670.0
Total current liabilities	29,260.8	31,064.7
Corporate related borrowings - noncurrent	12,731.9	7,006.0
Deferred revenue - noncurrent	67.1	61.5
Lease liabilities - noncurrent	328.1	352.2
Other noncurrent liabilities	1,687.7	2,316.1
Total liabilities	44,075.6	40,800.5
Stockholders' equity:
Common stock - authorized 400.0 shares; issued and outstanding 250.0 shares in 2024 and 216.7 shares in 2023	250.0	216.7
Capital in excess of par value	16,068.9	7,297.8
Retained earnings	4,985.7	4,052.9
Accumulated other comprehensive loss	(1,151.1)	(792.1)
Stockholders' equity attributable to controlling interests	20,153.5	10,775.3
Stockholders' equity attributable to noncontrolling interests	26.1	40.0
Total stockholders' equity	20,179.6	10,815.3
Total liabilities and stockholders' equity	$64,255.2	$51,615.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net earnings	$1,470.4	$966.0	$1,116.0
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(22.7)	(8.4)	(11.0)
Depreciation and amortization	842.3	696.5	599.6
Change in estimated acquisition earnout payables	26.0	377.3	83.0
Amortization of deferred compensation and restricted stock	117.5	105.1	85.4
Stock-based and other noncash compensation expense	41.9	31.4	24.4
Payments on acquisition earnouts in excess of original estimates	(42.4)	(68.4)	(81.7)
Provision for deferred income taxes	108.6	43.1	(209.0)
Effect of changes in foreign exchange rates	0.4	10.3	(34.0)
Net change in accounts receivable, net	(65.0)	(503.5)	(319.6)
Net change in deferred revenue	(116.1)	49.0	29.3
Net change in other current assets	(114.3)	(107.3)	(71.7)
Net change in accrued compensation and other accrued liabilities	363.3	462.9	119.0
Net change in income taxes payable	(41.8)	(77.7)	49.9
Net change in other noncurrent assets and liabilities	14.8	55.4	10.4
Net cash provided by operating activities	2,582.9	2,031.7	1,390.0
Cash flows from investing activities:
Capital expenditures	(141.9)	(193.6)	(182.7)
Cash paid for acquisitions, net of cash and restricted cash acquired	(1,462.3)	(3,041.9)	(764.9)
Net proceeds from sales of operations/books of business	19.7	9.9	11.0
Net funding of investment transactions	6.0	5.5	1.0
Net funding of premium finance loans	(8.9)	(72.9)	(69.2)
Net cash used by investing activities	(1,587.4)	(3,293.0)	(1,004.8)
Cash flows from financing activities:
Payments on acquisition earnouts	(142.8)	(97.8)	(106.5)
Proceeds from issuance of common stock	8,506.8	120.2	123.1
Payments to noncontrolling interests	(3.7)	(2.4)	(3.6)
Dividends paid	(525.4)	(473.6)	(429.5)
Net change in fiduciary assets and liabilities	(1.4)	1,296.5	735.4
Net borrowings on premium financing debt facility	(40.9)	41.7	25.3
Borrowings on line of credit facility	1,663.2	3,795.0	2,570.0
Repayments on line of credit facility	(1,906.9)	(3,610.0)	(2,555.0)
Net borrowings of corporate related long-term debt	5,552.6	1,634.0	(201.5)
Debt acquisition costs	(51.6)	(17.7)	2.2
Settlements on terminated interest rate swaps	2.8	188.0	52.7
Net cash provided by financing activities	13,052.7	2,873.9	212.6
Effect of changes in foreign exchange rates on cash, cash equivalents, restricted cash and fiduciary cash	(122.9)	(33.5)	(99.9)
Net increase in cash, cash equivalents, restricted cash and fiduciary cash	13,925.3	1,579.1	497.9
Cash, cash equivalents, restricted cash and fiduciary cash at beginning of year	6,543.3	4,964.2	4,466.3
Cash, cash equivalents, restricted cash and fiduciary cash at end of year	$20,468.6	$6,543.3	$4,964.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2021	208.5	$208.5	$6,143.7	$2,882.3	$(726.1)	$51.7	$8,560.1
Net earnings	—	—	—	1,114.2	—	1.8	1,116.0
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(3.2)	(3.2)
Dividends paid to noncontrolling interests	—	—	—	—	—	(3.5)	(3.5)
Net change in pension asset/liability, net of taxes of $(3.0) million	—	—	—	—	(12.3)	—	(12.3)
Foreign currency translation	—	—	—	—	(511.8)	(0.2)	(512.0)
Change in fair value of derivative instruments, net of taxes of $39.3 million	—	—	—	—	109.8	—	109.8
Compensation expense related to stock option plan grants	—	—	27.9	—	—	—	27.9
Common stock issued in:
Eighteen purchase transactions	0.9	0.9	164.6	—	—	—	165.5
Stock option plans	1.4	1.4	74.7	—	—	—	76.1
Employee stock purchase plan	0.3	0.3	47.3	—	—	—	47.6
Shares issued to benefit plans	0.5	0.5	73.9	—	—	—	74.4
Deferred compensation and restricted stock	0.3	0.3	(22.2)	—	—	—	(21.9)
Cash dividends declared on common stock	—	—	—	(434.3)	—	—	(434.3)
Balance at December 31, 2022	211.9	211.9	6,509.9	3,562.2	(1,140.4)	46.6	9,190.2
Net earnings	—	—	—	969.5	—	(3.5)	966.0
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(3.1)	(3.1)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1.0)	(1.0)
Net change in pension asset/liability, net of taxes of $3.0 million	—	—	—	—	12.3	—	12.3
Foreign currency translation	—	—	—	—	257.8	1.0	258.8
Change in fair value of derivative instruments, net of taxes of $26.8 million	—	—	—	—	78.2	—	78.2
Compensation expense related to stock option plan grants	—	—	33.5	—	—	—	33.5
Common stock issued in:
Twenty-three purchase transactions	2.5	2.5	523.3	—	—	—	525.8
Stock option plans	1.2	1.2	64.0	—	—	—	65.2
Employee stock purchase plan	0.3	0.3	54.7	—	—	—	55.0
Shares issued to benefit plans	0.4	0.4	84.2	—	—	—	84.6
Deferred compensation and restricted stock	0.4	0.4	28.2	—	—	—	28.6
Cash dividends declared on common stock	—	—	—	(478.8)	—	—	(478.8)
Balance at December 31, 2023	216.7	$216.7	$7,297.8	$4,052.9	$(792.1)	$40.0	$10,815.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity (continued)

(In millions)

			Capital in		Accumulated Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2023	216.7	$216.7	$7,297.8	$4,052.9	$(792.1)	$40.0	$10,815.3
Net earnings	—	—	—	1,462.7	—	7.7	1,470.4
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(17.9)	(17.9)
Dividends paid to noncontrolling interests	—	—	—	—	—	(3.8)	(3.8)
Net change in pension asset/liability, net of taxes of $3.3 million	—	—	—	—	13.9	—	13.9
Foreign currency translation	—	—	—	—	(365.4)	0.1	(365.3)
Change in fair value of derivative instruments, net of taxes of $(2.5) million	—	—	—	—	(7.5)	—	(7.5)
Compensation expense related to stock option plan grants	—	—	47.8	—	—	—	47.8
Common stock issued in:
Thirteen purchase transactions	0.6	0.6	140.2	—	—	—	140.8
Stock option plans	1.3	1.3	91.4	—	—	—	92.7
Employee stock purchase plan	0.3	0.3	69.5	—	—	—	69.8
Shares issued to benefit plans	0.4	0.4	98.1	—	—	—	98.5
Deferred compensation and restricted stock	0.3	0.3	10.1	—	—	—	10.4
Stock issuance from public offering	30.4	30.4	8,314.0	—	—	—	8,344.4
Cash dividends declared on common stock	—	—	—	(529.9)	—	—	(529.9)
Balance at December 31, 2024	250.0	$250.0	$16,068.9	$4,985.7	$(1,151.1)	$26.1	$20,179.6

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Notes to Consolidated Financial Statements

December 31, 2024

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

Our brokerage segment operations provide brokerage and consulting services to entities of all types, including commercial, nonprofit, public sector entities and to a lesser extent, individuals, in the areas of insurance and reinsurance placements, risk of loss management and management of employer sponsored benefit programs. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, nonprofit, captive and public sector entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. The corporate segment reports the financial information related to our debt, external acquisition‑related expenses, other corporate costs and the impact of foreign currency translation. Legacy clean energy investments consist of our investments in limited liability companies that own or have owned 35 commercial clean coal production facilities that produced refined coal using Chem-Mod LLC’s proprietary technologies. We believe these operations produced refined coal that qualifies for tax credits under IRC Section 45.

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

Basis of Presentation

The accompanying consolidated financial statements include our accounts and all of our majority-owned subsidiaries (50% or greater ownership). Substantially all of our investments in partially owned entities in which our ownership is less than 50% are accounted for using the equity method based on the legal form of our ownership interest and the applicable ownership percentage of the entity. However, in situations where a less than 50%-owned investment has been determined to be a variable interest entity and we are deemed to be the primary beneficiary in accordance with the variable interest model of consolidation, we will consolidate the investment into our consolidated financial statements. For partially owned entities accounted for using the equity method, our share of the net earnings of these entities is included in consolidated net earnings. All material intercompany accounts and transactions have been eliminated in consolidation.

In the preparation of our consolidated financial statements as of December 31, 2024, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition and/or disclosure in the notes therein.

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

Whether we are paid a commission or a fee, the vast majority of our services are associated with the placement of an insurance (or insurance-like) contract. Accordingly, we recognize approximately 85% of our commission and fee revenues on the effective date of the underlying insurance contract. The amount of revenue we recognize is based on our costs to provide our services up and through that effective date, including an appropriate estimate of our profit margin on a portfolio basis (a practical expedient as defined in Topic 606). Based on the proportion of additional services we provide in each period after the effective date of the insurance contract, including an appropriate estimate of our profit margin, we recognize approximately 10% of our commission and fee revenues in the first three months, and the remaining 5% thereafter. These periods may be different than the underlying premium payment patterns of the insurance contracts, but the vast majority of our services are fully provided within one year of the insurance contract effective date.

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

Fiduciary Assets and Liabilities

Fiduciary assets represent cash held and insurance and reinsurance receivables that relate to our clients and are held on their behalf. Fiduciary liabilities represent the corresponding amounts that are owed to underwriting enterprises on behalf of our clients. In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to underwriting enterprises. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are included in fiduciary assets in the accompanying consolidated balance sheet, with the related liability included in fiduciary liabilities. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2024. This restricted cash is included in cash and cash equivalents net in the accompanying consolidated balance sheet.

Related to our third party administration business and in certain of our brokerage operations, we are responsible for client claim funds that we hold in a fiduciary capacity. We do not earn any interest income on the funds held. These client funds have been included in fiduciary assets, along with a corresponding liability in fiduciary liabilities in the accompanying consolidated balance sheet.

Accounts Receivable

Accounts receivable, net in the accompanying consolidated balance sheet includes accrued agency billed commissions, fees, supplemental commissions, direct bill commissions and contingent commission receivables due to the Company. Accounts receivable are net of allowances for estimated policy cancellations and doubtful accounts. The allowance for estimated policy cancellations was $13.3 million and $9.9 million at December 31, 2024 and 2023, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for doubtful accounts was $21.8 million and $23.0 million at December 31, 2024 and

2023, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.

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

Premium Financing

Seven subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are generally considered delinquent after seven days of the payment due date. In normal course, insurance policies are canceled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding loan receivable balance was $616.1 million and $685.7 million at December 31, 2024 and 2023, respectively.

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

Useful Life
Office equipment	Three to ten years
Furniture and fixtures	Two to ten years
Computer equipment	Three to five years
Building	Fifteen to forty years
Software	Three to five years
Leasehold improvements	Shorter of the lease term or useful life of the asset

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

We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. While goodwill is not amortizable, it is tested for impairment at least annually in the fourth quarter, and more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable. We may initially perform a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If a qualitative assessment is not performed or if a determination is made that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, then we will perform a quantitative analysis. The fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. We completed our 2024 annual assessment in the fourth quarter and concluded goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.

The carrying value of amortizable intangible assets attributable to each business or asset group is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, we assess the carrying value of the amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted and charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2024, 2023 and 2022, we wrote off $19.4 million, $3.5 million and $2.0 million, respectively, of amortizable intangible assets primarily related to acquisitions (made prior to 2023) of our brokerage and risk management segments, which is included in amortization expense in the accompanying consolidated statement of earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.

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

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, fiduciary assets, accounts receivable, other current assets, fiduciary liabilities, accrued compensation and other accrued liabilities and deferred revenue - current, at December 31, 2024 and 2023, approximate fair value because of the short-term duration of these instruments. See Note 3 to these consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 7 to these consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2024 and 2023 under our debt agreements. See Note 12 to these consolidated financial statements for the fair values related to investments at December 31, 2024 and 2023 under our defined benefit pension plan.

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

Employee Stock Purchase Plan

We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 8.0 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. At December 31, 2024, 4.7 million shares of our common stock was reserved for future issuance under the ESPP.

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

2. Effect of New Accounting Pronouncements

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU as of December 31, 2024, which affected our segment disclosures. See Note 19 to these consolidated financial statements for further detail regarding the impact of this ASU.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting–Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adoption of the standard update on its financial statement disclosures.

3. Business Combinations

During 2024, we acquired substantially all of the ownership interests or net assets, as applicable, of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Ericson Insurance Services, LLC January 1, 2024 (EIS)	129	$30.1	$26.5	$—	$3.0	$7.3	$66.9	$10.0
The Rowley Agency, LLC January 1, 2024 (TRA)	—	—	117.2	—	11.0	—	128.2	—
OperationsInc, LLC June 1, 2024 (OPR)	—	—	52.6	—	2.8	11.0	66.4	20.0
RIBV Holdings, LLC October 1, 2024 (RIBV)	—	—	171.4	6.5	5.1	24.3	207.3	50.0
Redington Limited October 24, 2024 (RED)	—	—	199.3	0.4	0.7	—	200.4	—
Forty-three other acquisitions completed in 2024	231	48.8	806.5	9.1	44.4	121.8	1,030.6	288.6
	360	$78.9	$1,373.5	$16.0	$67.0	$164.4	$1,699.8	$368.6

On December 7, 2024, we signed a definitive agreement to acquire all of the issued and outstanding stock of Dolphin Topco, Inc., the holding company of AssuredPartners, Inc., a Delaware corporation (together with its subsidiaries, “AssuredPartners”) for gross consideration of $13.45 billion. The transaction is subject to customary regulatory approval, standard closing conditions and is expected to close during first quarter 2025. AssuredPartners is a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines with operations in the U.K. and Ireland. We expect to fund the transaction using $8.5 billion of cash raised in our December 11, 2024 follow-on common stock offering and $5.0 billion of cash borrowed in our December 19, 2024 senior notes issuance (which we refer to, together with the follow-on common stock offering, as the AssuredPartners Financing). On January 7, 2025, we received an additional $1.28 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering.

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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.0% to 19.0% for our 2024 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market‑based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rates generally ranged from 7.1% to 9.0% for our 2024 acquisitions. In some instances, the fair value of these earnout obligations can be based on other valuation methods including the Black-Scholes Option Pricing Method or Monte Carlo Simulation method. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During 2024, 2023 and 2022, we recognized $61.7 million, $76.6 million and $61.0 million respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during 2024, 2023 and 2022, we recognized $35.7 million of income, $300.7 million of expense and $22.0 million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates volatility and other assumptions and projections of future performance for 91, 80 and 89 acquisitions, respectively. The net adjustments during 2024, include changes made to the estimated fair value of the Willis Re acquisition earnout and reflect updated assumptions as of December 31, 2024. The aggregate amount of maximum earnout obligations related to acquisitions made in 2021 and subsequent years was $1,998.2 million as of December 31, 2024, of which $1,302.0 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made, of which approximately $511.9 million can be settled in cash or common stock at our option and $790.1 million must be settled in cash. The aggregate amount of maximum earnout obligations related to acquisitions made in 2020 and subsequent years was $2,009.8 million as of December 31, 2023, of which $1,294.2 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made, of which approximately $564.8 million can be settled in cash or common stock at our option and $729.4 million must be settled in cash.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2024 (in millions):

	EIS	TRA	OPR	RIBV	RED	Forty-three Other Acquisitions	Total
Cash and cash equivalents	$0.1	$4.1	$0.8	$1.5	$19.9	$24.3	$50.7
Fiduciary assets	1.0	2.6	—	—	—	49.5	53.1
Other current assets	3.4	0.5	2.7	28.7	6.8	66.0	108.1
Fixed assets	—	0.4	—	2.8	2.9	5.5	11.6
Noncurrent assets	0.1	1.7	2.0	0.2	3.6	9.2	16.8
Goodwill	29.6	59.4	41.9	92.4	107.0	506.9	837.2
Expiration lists	34.2	64.1	22.1	98.7	84.2	488.2	791.5
Non-compete agreements	0.2	0.3	0.2	0.2	8.8	13.9	23.6
Trade names	0.2	—	—	0.9	—	0.8	1.9
Total assets acquired	68.8	133.1	69.7	225.4	233.2	1,164.3	1,894.5
Fiduciary liabilities	1.0	2.6	—	—	—	49.5	53.1
Current liabilities	0.8	0.6	1.1	11.9	5.9	37.3	57.6
Noncurrent liabilities	0.1	1.7	2.2	6.2	26.9	46.9	84.0
Total liabilities assumed	1.9	4.9	3.3	18.1	32.8	133.7	194.7
Total net assets acquired	$66.9	$128.2	$66.4	$207.3	$200.4	$1,030.6	$1,699.8

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $837.2 million, $791.5 million, $23.6 million and $1.9 million, respectively, within the brokerage and risk management segments.

The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 0.7% to 5.3% and 5.0% to 13.5% for our 2024 and 2023 acquisitions, respectively, for which valuations were performed in 2024. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 9.5% to 11.5% for our 2024 and 2023 acquisitions, for which valuations were performed in 2024. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

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

Of the $791.5 million of expiration lists, $23.6 million of non-compete agreements and $1.9 million of trade names related to the 2024 acquisitions, $239.8 million, $16.7 million and $0.5 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $64.9 million, and a corresponding amount of goodwill, in 2024 related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the year ended December 31, 2024 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2023 (in millions, except per share data):

	Year Ended December 31,
	2024	2023
Total revenues	$11,766.9	$10,458.0
Net earnings attributable to controlling interests	1,457.0	963.1
Basic net earnings per share	6.61	4.47
Diluted net earnings per share	6.48	4.38

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2023, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2024 totaled approximately $386.5 million. Total revenues, pre-tax loss and net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables recorded in our consolidated statement of earnings for 2024 related to the 2024 acquisitions in the aggregate, were $169.2 million, $(18.0) million and $33.1 million, respectively.

4. Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	December 31, 2024	December 31, 2023
Unbilled receivables	$1,273.9	$1,093.7
Deferred contract costs	206.8	169.1
Deferred revenue	604.3	706.2

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total
Deferred revenue at December 31, 2022	$434.0	$175.3	$609.3
Incremental deferred revenue	386.3	106.7	493.0
Revenue recognized during the year ended December 31, 2023 included in deferred revenue at December 31, 2022	(358.4)	(103.6)	(462.0)
Net change in collected billings/deposits received from customers	18.8	(5.8)	13.0
Impact of changes in foreign exchange rates	15.2	—	15.2
Deferred revenue recognized from business acquisitions	37.7	—	37.7
Deferred revenue at December 31, 2023	533.6	172.6	706.2
Incremental deferred revenue	305.0	91.5	396.5
Revenue recognized during the year ended December 31, 2024 included in deferred revenue at December 31, 2023	(389.9)	(86.1)	(476.0)
Net change in collected billings/deposits received from customers	(40.3)	(4.3)	(44.6)
Impact of changes in foreign exchange rates	(0.3)	(0.3)	(0.6)
Deferred revenue recognized from business acquisitions	22.8	—	22.8
Deferred revenue at December 31, 2024	$430.9	$173.4	$604.3

Revenue recognized during 2024 in the table above included revenue from 2023 acquisitions that would not be reflected in prior years.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of December 31, 2024, the aggregate amount of the contract price allocated to remaining performance obligations was $604.3 million.

The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2025	$401.1	$38.1	$439.2
2026	26.5	68.6	95.1
2027	1.8	26.4	28.2
2028	0.8	17.1	17.9
2029	0.4	8.5	8.9
Thereafter	0.3	14.7	15.0
Total	$430.9	$173.4	$604.3

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as “deferred contract costs” which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $206.8 million and $169.1 million as of December 31, 2024 and 2023, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $666.0 million and $570.8 million for the years ended December 31, 2024 and 2023, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5. Fixed Assets

Major classes of fixed assets consist of the following (in millions):

	December 31,
	2024	2023
Office equipment	$34.2	$32.9
Furniture and fixtures	151.8	154.1
Leasehold improvements	259.9	232.6
Computer equipment	362.6	353.5
Land and buildings - corporate headquarters	171.6	168.9
Software	720.7	722.9
Other	41.3	31.3
Work in process	64.2	54.1
	1,806.3	1,750.3
Accumulated depreciation	(1,156.0)	(1,023.9)
Net fixed assets	$650.3	$726.4

The amounts in work in process in the table above primarily are for capitalized expenditures incurred related to IT development projects in 2024 and 2023.

6. Intangible Assets

The carrying amount of goodwill at December 31, 2024 and 2023 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2024
United States	$6,965.6	$74.8	$—	$7,040.4
United Kingdom	2,591.4	25.7	—	2,617.1
Canada	586.9	—	—	586.9
Australia	509.1	219.3	—	728.4
New Zealand	183.2	8.5	—	191.7
Other foreign	1,087.2	—	18.5	1,105.7
Total goodwill - net	$11,923.4	$328.3	$18.5	$12,270.2
At December 31, 2023
United States	$6,304.5	$74.8	$—	$6,379.3
United Kingdom	2,493.4	18.5	—	2,511.9
Canada	623.7	—	—	623.7
Australia	514.6	135.9	—	650.5
New Zealand	204.2	9.6	—	213.8
Other foreign	1,077.4	—	19.0	1,096.4
Total goodwill - net	$11,217.8	$238.8	$19.0	$11,475.6

The changes in the carrying amount of goodwill for 2024 and 2023 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2022	$9,358.1	$112.2	$19.1	$9,489.4
Goodwill acquired during the year	1,667.4	121.8	—	1,789.2
Goodwill adjustments related to appraisals and other acquisition adjustments	20.0	(0.1)	—	19.9
Foreign currency translation adjustments during the year	172.3	4.9	(0.1)	177.1
Balance as of December 31, 2023	11,217.8	238.8	19.0	11,475.6
Goodwill acquired during the year	829.7	7.5	—	837.2
Goodwill adjustments related to appraisals and other acquisition adjustments	98.7	101.5	—	200.2
Goodwill written-off related to sales of business	(5.8)	—	—	(5.8)
Foreign currency translation adjustments during the year	(217.0)	(19.5)	(0.5)	(237.0)
Balance as of December 31, 2024	$11,923.4	$328.3	$18.5	$12,270.2

Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2024	2023
Expiration lists	$8,763.7	$8,222.8
Accumulated amortization - expiration lists	(4,312.7)	(3,733.2)
	4,451.0	4,489.6
Non-compete agreements	117.7	112.2
Accumulated amortization - non-compete agreements	(85.4)	(74.9)
	32.3	37.3
Trade names	120.0	171.8
Accumulated amortization - trade names	(73.2)	(65.4)
	46.8	106.4
Net amortizable assets	$4,530.1	$4,633.3

Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2025	$638.9
2026	594.8
2027	556.1
2028	516.8
2029	466.7
Thereafter	1,756.8
Total	$4,530.1

7. Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):

	December 31,
	2024	2023
Senior Notes:
Semi-annual payments of interest, fixed rate of 4.60%, balloon due December 15, 2027	$750.0	$—
Semi-annual payments of interest, fixed rate of 4.85%, balloon due December 15, 2029	750.0	—
Semi-annual payments of interest, fixed rate of 2.40%, balloon due November 9, 2031	400.0	400.0
Semi-annual payments of interest, fixed rate of 5.00%, balloon due February 15, 2032	500.0	—
Semi-annual payments of interest, fixed rate of 5.50%, balloon due March 2, 2033	350.0	350.0
Semi-annual payments of interest, fixed rate of 6.50%, balloon due February 15, 2034	400.0	400.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due July 15, 2034	500.0	—
Semi-annual payments of interest, fixed rate of 5.15%, balloon due February 15, 2035	1,500.0	—
Semi-annual payments of interest, fixed rate of 3.50%, balloon due May 20, 2051	850.0	850.0
Semi-annual payments of interest, fixed rate of 3.05%, balloon due March 9, 2052	350.0	350.0
Semi-annual payments of interest, fixed rate of 5.75%, balloon due March 2, 2053	600.0	600.0
Semi-annual payments of interest, fixed rate of 6.75%, balloon due February 15, 2054	600.0	600.0
Semi-annual payments of interest, fixed rate of 5.75%, balloon due July 15, 2054	500.0	—
Semi-annual payments of interest, fixed rate of 5.55%, balloon due February 15, 2055	1,500.0	—
Total Senior Notes	9,550.0	3,550.0
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 4.72%, balloon due February 13, 2024	—	100.0
Semi-annual payments of interest, fixed rate of 4.58%, balloon due February 27, 2024	—	325.0
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	30.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	341.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	69.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	79.0
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100.0	100.0
Semi-annual payments of interest, fixed rate of 2.46%, balloon due May 5, 2036	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	56.0
Total Note Purchase Agreements	3,523.0	3,948.0
Credit Agreement:
Periodic payments of interest and principal, prime or SOFR plus up to 1.075%, expires June 22, 2028	—	245.0
Premium Financing Debt Facility - expires October 31, 2026:
Facility B
AUD denominated tranche, interbank rates plus 1.400%	218.2	249.0
NZD denominated tranche, interbank rates plus 1.850%	—	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.830%	—	31.4
NZD denominated tranche, interbank rates plus 0.990%	7.0	8.6
Total Premium Financing Debt Facility	225.2	289.0
Total corporate and other debt	13,298.2	8,032.0
Less unamortized debt acquisition costs on Senior Notes and Note Purchase Agreements	(90.1)	(38.4)
Less unamortized discount on Bonds Payable	(51.0)	(28.6)
Net corporate and other debt	$13,157.1	$7,965.0
The Senior Notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.

Senior Notes - On December 19, 2024, we closed and funded an offering of $5,000.0 million of unsecured senior notes in five tranches. The $750.0 million aggregate principal amount of 4.60% Senior Notes is due in 2027, $750.0 million aggregate principal amount of 4.85% Senior Notes is due in 2029, $500.0 million aggregate principal amount of 5.00% Senior Notes is due in 2032, $1,500.0 million aggregate principal amount of 5.15% Senior Notes is due in 2035 and $1,500.0 million aggregate principal amount 5.55% Senior Notes is due in 2055. The weighted average interest rate is 5.25% per annum after giving effect to underwriting costs and a net hedge gain. During 2024, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $4.1 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We expect to use the net proceeds of this offering to fund a portion of the cash consideration payable in connection with the AssuredPartners transaction and, to the extent that any proceeds remain thereafter, or if the AssuredPartners transaction is not completed, for general corporate purposes including other acquisitions.

On February 12, 2024, we closed and funded an offering of $1,000.0 million of unsecured senior notes in two tranches. The $500.0 million aggregate principal amount of 5.45% Senior Notes is due in 2034 and $500.0 million aggregate principal amount of 5.75% Senior Notes is due in 2054. The weighted average interest rate is 5.71% per annum after giving effect to underwriting costs and a net hedge loss. During 2023, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash loss of approximately $1.4 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On November 2, 2023, we closed and funded an offering of $1,000.0 million of unsecured senior notes in two tranches. The $400.0 million aggregate principal amount of 6.50% Senior Notes is due 2034 and $600.0 million aggregate principal amount of 6.75% Senior Notes is due 2054. The weighted average interest rate is 5.97% per annum after giving effect to underwriting costs and a net hedge gain. During 2021 through 2023, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $128.0 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

On March 2, 2023, we closed and funded an offering of $950.0 million of unsecured senior notes in two tranches. The $350.0 million aggregate principal amount of 5.50% Senior Notes is due 2033 and $600.0 million aggregate principal amount of 5.75% Senior Notes is due 2053. The weighted average interest rate is 5.05% per annum after giving effect to underwriting costs and a net hedge gain. During 2019 through 2022, we entered into a pre‑issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $112.7 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

Note Purchase Agreements - During February 2024, we used operating cash to fund the $100.0 million Series HH note maturity that had a fixed rate of 4.72% that was due February 13, 2024 and the $325.0 million Series H note maturity that had a fixed rate of 4.58% that was due February 27, 2024.

During June 2023, we used operating cash to fund the $200.0 million Series N note maturity that had a fixed rate of 4.13% that was due June 24, 2023 and the prepayment of the $50.0 million Series CC note floating rate of 90 day LIBOR plus 1.40%, balloon that was originally due on June 13, 2024.

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

The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2024. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.

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

Loans borrowed under the Credit Agreement bear interest at a variable annual rate based on a customary benchmark rate for each available currency including Secured Overnight Financing Rate (which we refer to as SOFR) for loans in U.S. Dollars, or at our election solely for loans in U.S. Dollars, the base rate, plus in each case an applicable margin. Interest rates on base rate loans and outstanding drawings on letters of credit under the Credit Agreement will be based on the Base Rate, as defined in the Credit Agreement, plus a margin of 0.00% to 0.375%, depending on the rating of our long-term senior unsecured debt. Interest rates for SOFR loans and loans in currencies other than U.S. dollars under the Credit Agreement will be based on, as applicable, a SOFR Daily Floating Rate, Term SOFR, Alternative Currency Daily Rate or Alternative Currency Term Rate, as defined in the Credit Agreement, plus a margin of 0.775% to 1.375%, depending on the rating of our long-term senior unsecured debt. The annual facility fee related to the Credit Agreement is between 0.100% and 0.250% of the revolving credit commitment, depending on the rating of our long-term senior unsecured debt. Subject to certain conditions stated in the Credit Agreement, we may borrow, prepay and reborrow amounts under the Credit Agreement at any time during the term of the Credit Agreement. Funds borrowed under the Credit Agreement may be used for general corporate and working capital purposes of the Company and its subsidiaries.

The Credit Agreement also contains customary representations and warranties and affirmative and negative covenants, including financial covenants, as well as customary events of default, with corresponding grace periods, including without limitations, payment defaults, cross‑defaults to other agreements evidencing indebtedness and bankruptcy-related defaults. We were in compliance with these covenants as of December 31, 2024.

Concurrently, on June 22, 2023, we paid off and terminated all of our obligations under the Second Amended and Restated Multicurrency Credit Agreement, dated as of June 7, 2019.

At December 31, 2024, $10.9 million of letters of credit (for which we had $12.0 million of liabilities recorded at December 31, 2024) were outstanding under the Credit Agreement. See Note 15 to these consolidated financial statements for a discussion of the letters of credit. There were no borrowings outstanding under the Credit Agreement at December 31, 2024. Accordingly, at December 31, 2024, $1,689.1 million remained available for potential borrowings.

Premium Financing Debt Facility - On October 30, 2024, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B is separated into AU$410.0 million and NZ$25.0 million tranches (the AU$ tranche has been decreased as of February 1, 2025 to AU$390.0 million and the NZ$ tranche will be decreased as of May 1, 2025 to NZ$10.0 million), (ii) Facility C, an AU$60.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15.0 million equivalent multi-currency overdraft tranche.

The interest rates on Facility B are Interbank rates, which vary by tranche, duration and currency, plus a margin of 1.400% and 1.850% for the AU$ and NZ$ tranches, respectively. The interest rates on Facilities C and D are 30 day Interbank rates, plus a margin of 0.830% and 0.990% for the AU$ and NZ$ tranches, respectively. The annual fee for Facility B is 0.56% and 0.8325% for the undrawn commitments for the AU$ and NZ$ tranches, respectively. The annual fee for Facility C is 0.77% and for Facility D is 0.90% of the total commitments of the facilities.

The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2024. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.

At December 31, 2024, AU$350.0 million and NZ$0.0 million of borrowings were outstanding under Facility B, AU$0.0 million of borrowings outstanding under Facility C and NZ$12.5 million of borrowings were outstanding under Facility D, which in aggregate amount to US$225.2 million of borrowings outstanding under the Premium Financing Debt Facility. Accordingly, as of December 31, 2024, AU$60.0 million and NZ$25.0 million remained available for potential borrowing under Facility B, and AU$60.0 million and NZ$2.5 million under Facilities C and D, respectively.

See Note 15 to these consolidated financial statements for additional discussion on our contractual obligations and commitments as of December 31, 2024.

The aggregate estimated fair value of the $13,073.0 million in debt under our various senior notes and note purchase agreements at December 31, 2024 was $12,072.7 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long‑term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us. The estimated fair value of the borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $225.2 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.

8. Earnings per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net earnings attributable to controlling interests	$1,462.7	$969.5	$1,114.2
Weighted average number of common shares outstanding	220.5	214.9	210.3
Dilutive effect of stock options using the treasury stock method	4.5	4.4	4.4
Weighted average number of common and common equivalent shares outstanding	225.0	219.3	214.7
Basic net earnings per share	$6.63	$4.51	$5.30
Diluted net earnings per share	$6.50	$4.42	$5.19

Anti-dilutive stock-based awards of 0.9 million, 0.9 million and 2.0 million shares were outstanding at December 31, 2024, 2023 and 2022, respectively, but were excluded in the computation of the dilutive effect of stock‑based awards for the year then ended. These stock-based awards were excluded from the computation because the exercise prices on these stock-based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.

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

Shares of our common stock available for issuance under the LTIP include authorized and unissued shares of common stock or authorized and issued shares of common stock reacquired and held as treasury shares or otherwise, or a combination thereof. The number of available shares will be reduced by the aggregate number of shares that become subject to outstanding awards granted under the LTIP. A maximum of 3.5 million shares issued for full value awards (i.e., awards other than stock options or stock appreciation rights) will be counted one-for-one against the 13.5 million share pool, and every share subject to a full value award in excess of such limit count as 3.8 shares against the pool. To the extent that shares subject to an outstanding award granted under either the LTIP or prior equity plans are not issued or delivered by reason of the expiration, termination, cancellation or forfeiture of such award or by reason of the settlement of such award in cash, then such shares will again be available for grant under the LTIP.

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.5 million as of December 31, 2024.

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

The 2024, 2023 and 2022 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. Stock options granted in 2023 and 2022 to certain executive officers age 55 or older are not subject to forfeiture upon such officers’ departure from the Company after two years from date of grant. Stock options granted in 2024 to executive officers are not subject to forfeiture upon such officers’ departure from the Company once they attain the age of 62.

Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of the Company, as defined in the applicable plan documents.

During 2024, 2023 and 2022, we recognized $47.8 million, $33.5 million, and $27.9 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition in 2024, 2023 and 2022, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected dividend yield	1.0%	1.2%	1.3%
Expected risk-free interest rate	4.2%	3.6%	1.9%
Volatility	25.3%	25.0%	23.1%
Expected life (in years)	5.5	5.5	5.4

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black‑Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The weighted average fair value per option for all options granted during 2024, 2023 and 2022, as determined on the grant date using the Black-Scholes option pricing model, was $69.55, $46.48 and $33.25, respectively.

The following is a summary of our stock option activity and related information for 2024 and 2023 (in millions, except exercise price and year data):

			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Year Ended December 31, 2024
Beginning balance	7.9	$123.85
Granted	1.0	243.54
Exercised	(1.4)	77.93
Forfeited or canceled	(0.2)	160.87
Ending balance	7.3	$148.26	3.78	$995.3
Exercisable at end of year	1.7	$90.06	1.78	$336.9
Ending unvested and expected to vest	5.2	$164.49	4.40	$624.4
Year Ended December 31, 2023
Beginning balance	8.3	$107.47
Granted	1.2	177.78
Exercised	(1.3)	62.33
Forfeited or canceled	(0.3)	143.78
Ending balance	7.9	$123.85	3.97	$793.9
Exercisable at end of year	1.8	$73.04	1.63	$266.4
Ending unvested and expected to vest	5.7	$137.02	4.60	$497.2

Options with respect to 11.1 million shares (less any shares of restricted stock issued under the LTIP - see Note 11 to these consolidated financial statements) were available for grant under the LTIP at December 31, 2024.

The total intrinsic value of options exercised during 2024, 2023 and 2022 amounted to $243.7 million, $181.6 million and $168.2 million, respectively. As of December 31, 2024, we had approximately $123.8 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at December 31, 2024 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$70.74	$—	$70.74	$0.2	$0.20	$70.74	$0.2	$70.74
79.59	—	79.59	0.6	1.20	79.59	0.6	79.59
86.17	—	86.17	1.0	2.19	86.17	0.6	86.17
127.90	—	127.90	1.3	3.21	127.90	0.3	127.90
156.85	—	156.85	1.0	4.09	156.85	—	—
158.56	—	161.14	1.1	4.21	158.65	—	—
177.09	—	202.13	1.1	5.21	177.80	—	—
238.88	—	243.54	1.0	6.17	243.54	—	—
$70.74	$—	$243.54	$7.3	$3.78	$148.26	$1.7	$90.06

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

In the first quarter of 2024, 2023 and 2022, the compensation committee approved $23.2 million, $25.1 million and $26.3 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2024, 2023 and 2022, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2024, 2023 and 2022 awards. During 2024, 2023 and 2022, we charged $20.9 million, $21.7 million and $18.5 million, respectively, to compensation expense related to these awards.

In 2024, 2023 and 2022, the compensation committee approved $2.3 million, $3.0 million and $1.9 million, respectively, of awards under the sub‑plans referred to above, which were contributed to the rabbi trust in first quarter 2024, 2023 and 2022, respectively. During 2024, 2023 and 2022, we charged $2.1 million, $2.6 million and $2.3 million, respectively, to compensation expense related to these awards. There were $3.0 million and $13.8 million of distributions from the sub-plans during 2024 and 2023. There were no distributions from the sub‑plans during 2022.

At December 31, 2024 and 2023, we recorded $77.0 million (related to 2.2 million shares) and $81.1 million (related to 2.2 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at December 31, 2024 and 2023 was $616.4 million and $504.9 million, respectively. During 2024, 2023 and 2022, cash and equity awards with an aggregate fair value of $40.4 million, $78.1 million and $45.6 million, respectively, were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2024, 2023 and 2022, the compensation committee approved $8.1 million, $9.8 million and $8.3 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in second quarters of 2024, 2023 and 2022, respectively. During 2024, 2023 and 2022 we charged $19.3 million, $17.3 million and $13.4 million to compensation expense related to these awards. There were $43.8 million, $23.2 million and $16.9 million of distributions from the DCPP during 2024, 2023 and 2022, respectively.

11. Restricted Stock, Performance Share and Cash Awards

Restricted Stock Awards

As discussed in Note 9 to these consolidated financial statements, on May 10, 2022, our stockholders approved the LTIP, which replaced our previous stockholder-approved 2017 LTIP. The LTIP provides for the grant of a stock award either as restricted stock or as restricted stock units to officers, employees and non-employee directors. In either case, the compensation committee may determine that the award will be subject to the attainment of performance measures over an established performance period. Stock awards and the related dividend equivalents are non-transferable and subject to forfeiture if the holder does not remain continuously employed with us during the applicable restriction period or, in the case of a performance-based award, if applicable performance measures are not attained. The compensation committee will determine all of the terms relating to the satisfaction of performance measures and the termination of a restriction period, or the forfeiture and cancellation of a restricted stock award upon a termination of employment, whether by reason of disability, retirement, death or any other reason.

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the Company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At December 31, 2024, 2.5 million shares were available for grant under the LTIP for such awards.

In 2024, 2023 and 2022, we granted 355,245, 396,913 and 650,355 restricted stock units, respectively, to employees under the LTIP and 2017 LTIP, with an aggregate fair value of $85.1 million, $67.0 million and $99.4 million, respectively, at the date of grant.

These 2024, 2023 and 2022 restricted stock units vest as follows: 344,600 units granted in first quarter 2024, 800 units granted in second quarter 2024, 700 units in third quarter 2024, 2,300 units in fourth quarter 2024, 390,000 units granted in first quarter 2023, and 641,000 units granted in first quarter 2022 vest in full based on continued employment through March 1, 2029, March 15, 2028 and March 15, 2027, respectively, while the other 2024, 2023 and 2022 restricted stock unit awards generally vest in full based on continued employment through the vesting period on the anniversary date of the grant. For our executive officers age 55 or older, restricted stock units awarded in 2024, 2023 and 2022 are not subject to forfeiture upon such officers’ departure from the Company after two years from the date of grant.

The vesting periods of the 2024, 2023 and 2022 restricted stock unit awards are as follows (in actual shares):

	Restricted Stock Units Granted
Vesting Period	2024	2023	2022
One year	6,800	7,360	9,270
Five years	348,445	389,553	641,085
Total shares granted	355,245	396,913	650,355

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2024, 2023 and 2022, we charged $53.8 million, $43.4 million and $36.4 million, respectively, to compensation expense related to restricted stock awards granted in 2017 through 2023. The total intrinsic value of unvested restricted stock at December 31, 2024 and 2023 was $548.9 million and $468.5 million, respectively. During 2024 and 2023, equity awards (including accrued dividends) with an aggregate fair value of $93.5 million and $62.2 million were vested and distributed to employees under this plan.

Performance Share Awards

On March 1, 2024, March 15, 2023 and March 15, 2022, pursuant to the LTIP, the compensation committee approved 58,000, 58,000 and 54,000, respectively of provisional performance share awards, with an aggregate fair value of $14.2 million, $10.3 million and $8.6 million, respectively, for future grants to our officers. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2024 Proxy Statement). Earned shares for the 2024, 2023 and 2022 provisional awards will fully vest based on continuous employment through March 1, 2027, March 15, 2026 and March 15, 2025, respectively, and will be settled in unrestricted shares of our common stock on a one‑for‑one basis as soon as practicable thereafter. The 2024, 2023 and 2022 awards are subject to a three-year performance period that began on January 1, 2024, 2023 and 2022, respectively, and vest on the three-year anniversary of the date of grant (March 1, 2027, March 15, 2026 and March 15, 2025). Performance share awards granted in 2023 and 2022 to certain executive officers age 55 or older, are not subject to forfeiture upon such officers’ departure from the Company after two years from the date of grant. Performance share awards granted in 2024 to executive officers are not subject to forfeiture upon such officers’ departure from the Company once they attain the age of 62. In each case, the awards vest on a pro rata basis based on the number of months rounded up during which the officer was employed during the three-year performance period. During 2024, 2023 and 2022, we recognized $22.0 million, $20.0 million and $15.2 million, respectively, to compensation expense related to performance share awards granted in 2020 through 2024. The total intrinsic value of unvested performance share awards at December 31, 2024 and 2023 was $93.0 million and $75.2 million. During 2024, 2023 and 2022, equity awards (including accrued dividends) with an aggregate fair value of $31.6 million, $28.9 million and $21.8 million were vested and distributed to employees under this plan.

Cash Awards

Pursuant to our Performance Unit Program (which we refer to as the Program), there were no units granted in 2024 and 2023. The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITDAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units will fully vest based on continuous employment through the three-year vesting period. The ultimate award value will be equal to the trailing twelve‑month price of our common stock, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.

On March 15, 2022, pursuant to the Program, the compensation committee approved provisional cash awards of $19.9 million in the aggregate for future grants to our officers and key employees that are denominated in units (125,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Based on our performance for 2022, we granted 122,000 units under the Program in first quarter of 2023 that fully vested on

January 1, 2025. During 2024 and 2023 we charged $13.2 million and $13.4 million to compensation expense related to these awards. We did not recognize any compensation expense during 2022 related to the 2022 provisional award under the Program.

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

During 2024, cash awards related to the 2021 provisional awards with an aggregate fair value of $25.4 million (129,000 units in the aggregate) were vested and distributed to employees under the Program. During 2023, cash awards related to the 2020 provisional awards with an aggregate fair value of $24.7 million (191,000 units in the aggregate) were vested and distributed to employees under the Program. During 2022, cash awards related to the 2019 provisional awards with an aggregate fair value of $21.1 million (177,000 units in the aggregate) were vested and distributed to employees under the Program.

12. Retirement Plans

We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2024 and 2023.

Through the acquisition of the partnership interests of BCHR holdings, L.P. and its subsidiaries dba Buck (which we refer to as Buck), we acquired the assets and assumed the liabilities associated with three frozen defined benefit pension plans that provide postretirement benefits to their participants located in the U.S., U.K. and Canada (which we refer to as the Buck Pension Plans). The Buck Pension Plans were amended to freeze benefit plan accruals for all participants (closed to new entrants and existing participants do not accrue any additional benefits) effective December 31, 2014. Effective December 31, 2024, the U.S. Buck Pension Plan was merged into our defined benefit pension plan.

In January 2025, we notified plan participates that we will fully terminate such plan. In first quarter 2025, we will initiate the wind down of the plan and we expect to complete such wind down by settling all future obligations under the plan through a combination of lump sum payments to eligible, electing participants and transferring the remaining liability through the purchase of a group annuity contract to a highly-rated third-party insurance company. We expect that the wind down will be completed in fourth quarter 2025. Based on estimates as of December 31, 2024, we anticipate recognizing a non-cash, pre-tax loss of approximately $34.2 million in fourth quarter 2025 to compensation expense in the consolidated statement of earnings that may be offset by an approximately $12.8 million adjustment to consolidated statement of comprehensive earnings, a $16.5 million write‑down of a prepaid pension asset and a $4.6 million reversal of a deferred tax asset.

In the table below, the service cost component represents plan administration costs that are incurred directly by the plan. A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2024	2023
Change in pension benefit obligation:
Benefit obligation at beginning of year	$216.0	$211.9
Service cost	0.6	3.3
Interest cost	9.9	10.7
Merger of the Buck U.S. pension plan	95.4	—
Net actuarial loss (gain)	(10.5)	8.8
Benefits paid	(15.4)	(18.7)
Benefit obligation at end of year	$296.0	$216.0
Change in plan assets:
Fair value of plan assets at beginning of year	$228.9	$212.5
Actual (loss) return on plan assets	15.3	35.1
Merger of the Buck U.S. pension plan	83.7	—
Contributions by the Company	—	—
Benefits paid	(15.4)	(18.7)
Fair value of plan assets at end of year	$312.5	$228.9
Funded status of the plan (underfunded)	$16.5	$12.9
Amounts recognized in the consolidated balance sheet consist of:
Noncurrent assets - prepaid pension asset	$16.5	$12.9
Accumulated other comprehensive income	17.7	37.3
Net amount included in retained earnings	$34.2	$50.2

The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in earnings and other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Net periodic pension cost:
Service cost	$0.6	$3.3	$0.5
Interest cost on benefit obligation	9.9	10.7	6.8
Expected return on plan assets	(15.4)	(14.2)	(19.1)
Amortization of net loss	2.5	4.9	2.4
Net periodic benefit income (cost)	(2.4)	4.7	(9.4)
Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net loss (gain) incurred	(10.3)	(12.0)	14.1
Amortization of net loss	(2.5)	(4.9)	(2.4)
Total recognized in other comprehensive income (loss)	(12.8)	(16.9)	11.7
Total recognized in net periodic pension cost and other comprehensive income (loss)	$(15.2)	$(12.2)	$2.3

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2024	2023
Discount rate	5.50%	4.75%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%

The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2024	2023	2022
Discount rate	4.75%	5.25%	2.50%
Weighted average expected long-term rate of return on plan assets	7.00%	7.00%	7.00%

The following benefit payments are expected to be paid by the plan (in millions):

2025	$25.2
2026	22.1
2027	22.5
2028	22.5
2029	22.6
2030 to 2034	448.5

The following is a summary of the plan’s weighted average asset at December 31 by asset category:

	December 31,
Asset Category	2024	2023
Equity securities	0.0%	61.0%
Debt securities	100.0%	32.0%
Real estate	0.0%	7.0%
Total	100.0%	100.0%

Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life underwriting enterprises. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long‑term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2024 and 2023. The return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2024	2023
Level 1	$—	$—
Level 2	205.7	120.3
Level 3	106.8	108.6
Total fair value	$312.5	$228.9

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

The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2024	2023
Fair value at January 1	$108.6	$99.6
Settlements	(10.6)	(1.4)
Unrealized gain	8.8	10.4
Fair value at December 31	$106.8	$108.6

We were not required under the IRC to make any minimum contributions to the plan for each of the 2024, 2023 and 2022 plan years. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2024, 2023 and 2022 we did not make discretionary contributions to the plan.

We comply with the minimum funding requirements in the U.S., U.K. and Canada and will make annual contributions to the Buck Pension Plans consistent with those funding requirements. We recognize the funded status of the Buck Pension Plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the accompanying December 31, 2024 and 2023 consolidated balance sheets. As of December 31, 2023, the funded/(unfunded) status related to the Buck Pension Plans was $(21.6) million in the U.S., $10.8 million in the U.K. and $(1.3) million in Canada and have been recorded in other noncurrent assets and liabilities.

We also have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or common stock of the Company. We expensed (net of plan forfeitures) $105.4 million, $86.0 million and $73.8 million related to the plan in 2024, 2023 and 2022 respectively. During 2022 and 2023, management determined the 5.0% employer matching contributions on eligible compensation to the 401(k) plan for the 2022 and 2023 plan years to be funded with our common stock, which were funded in February 2023 and 2024, respectively. During 2024, management determined the 5.0% employer matching contributions on eligible compensation to the 401(k) plan for the 2024 plan year would be funded with our common stock, which is expected to be funded in February 2025.

We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to IRS rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5.0% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also discretionary and annually determined by management. Matching contributions can be funded in cash or common stock of the Company. We expensed $14.3 million, $12.3 million and $11.0 million related to contributions made to a rabbi trust maintained under the plan in 2024, 2023 and 2022, respectively. During 2024, management determined the 5.0% employer matching contributions on eligible compensation to the plan for the 2024 plan year would be funded with our common stock, which is expected to be funded in February 2025. The fair value of the assets in the plan’s rabbi trust at December 31, 2024 and 2023, including employee contributions and investment earnings, was $909.1 million and $728.4 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.

We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5.0% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5.0% of eligible compensation. Net expense for foreign retirement plans amounted to $92.6 million, $76.7 million and $62.9 million in 2024, 2023 and 2022, respectively.

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

The components of lease expense are as follows (in millions):

	Statement of Earnings	Year ended
Lease Components	Classification	December 31, 2024
Operating lease expense	Operating expense	$142.5
Variable lease expense	Operating expense	27.4
Sublease income	Investment income	(1.4)
Total net lease expense		$168.5

Variable lease cost consist primarily of common-area and other maintenance costs for our lease facilities, as well as variable lease payments related to indexed and/or market adjustments. Our sublease income derives primarily from a few office lease arrangements and we have no significant sublease losses.

Year ended
Supplemental Cash Flow Information Related to Leases (in millions)	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$124.1
Right-of-use assets obtained in exchange for new operating lease liabilities	$98.7

We present all noncash transactions related to adjustments to the lease liability or right-of-use asset as noncash transactions. This includes all noncash charges related to any modification or reassessment events triggering remeasurement.

Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

Lease Components	Balance Sheet Classification	December 31, 2024
Lease right-of-use assets	Right-of-use assets	$377.8
Other current lease liabilities	Accrued compensation and other current liabilities	91.8
Lease liabilities	Lease liabilities - noncurrent	328.1
Total lease liabilities		$419.9
Weighted-average remaining lease term, years		5.0
Weighted-average discount rate		4.5%

Maturities of operating lease liabilities for each of the next five years and thereafter are as follows (in millions):

2025	$113.9
2026	103.6
2027	83.8
2028	62.8
2029	33.9
Thereafter	74.3
Total lease payments	472.3
Less interest	(52.4)
Total	$419.9

Our leases have remaining lease terms of 0.0 years to 12.0 years, some of which may include options to extend the leases for up to 10.0 years and some of which may include options to terminate the leases.

As of December 31, 2024, we had $20.9 million of additional leases that have not yet commenced. These leases will commence in 2025 and 2026 with lease terms of 1 year to 11.1 years.

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

We have not received or pledged any collateral related to derivative arrangements at December 31, 2024.

The notional and fair values of derivatives designated as hedging instruments are as follows at December 31, 2024 and 2023 (in millions):

		Derivative Assets		Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At December 31, 2024
Interest rate contracts	$—	Other current assets	$—	Accrued compensation and	$—
		Other noncurrent assets	—	other current liabilities
				Other noncurrent liabilities	—
Foreign exchange contracts (1)	24.4	Other current assets	6.2	Accrued compensation and	2.4
				other current liabilities
		Other noncurrent assets	2.6	Other noncurrent liabilities	2.9
Total	$24.4		$8.8		$5.3
At December 31, 2023
Interest rate contracts	$150.0	Other current assets	$—	Accrued compensation and	$5.7
		Other noncurrent assets	—	other current liabilities
				Other noncurrent liabilities	—
Foreign exchange contracts (1)	67.8	Other current assets	3.9	Accrued compensation and	3.9
				other current liabilities
		Other noncurrent assets	14.2	Other noncurrent liabilities	4.0
Total	$217.8		$18.1		$13.6

(1)
Included within foreign exchange contracts at December 31, 2024 were $595.4 million of call options offset with $595.4 million of put options, and $1.2 million of buy forwards offset with $25.6 million of sell forwards. Included within foreign exchange contracts at December 31, 2023 were $331.3 million of call options offset with $331.3 million of put options, and $5.5 million of buy forwards offset with $73.3 million of sell forwards.

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

The effect of cash flow hedge accounting on accumulated other comprehensive loss were as follows (in millions):

Instrument	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Recognized in Earnings Related to Amount Excluded from Effectiveness Testing	Statement of Earnings Classification
Year ended December 31, 2024
Interest rate contracts	$(6.1)	$(1.2)	$—	Interest expense
Foreign exchange contracts	(10.7)	(2.0)	—	Commission revenue
		(2.2)	0.8	Compensation expense
		(1.4)	0.6	Operating expense
Total	$(16.8)	$(6.8)	$1.4
Year ended December 31, 2023
Interest rate contracts	$63.9	$(1.1)	$—	Interest expense
Foreign exchange contracts	38.0	1.3	(0.1)	Commission revenue
		(1.9)	1.8	Compensation expense
		(1.4)	1.3	Operating expense
Total	$101.9	$(3.1)	$3.0

(1)
During 2024, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of $0.2 million.

We estimate that approximately $15.7 million of pretax gain currently included within accumulated other comprehensive income will be reclassified into earnings in the next twelve months.

15. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 7 to these consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at December 31, 2024 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Senior Notes	$—	$—	$750.0	$—	$750.0	$8,050.0	$9,550.0
Note purchase agreements	200.0	640.0	478.0	200.0	350.0	1,655.0	3,523.0
Credit Agreement	—	—	—	—	—	—	—
Premium Financing Debt Facility	225.2	—	—	—	—	—	225.2
Interest on debt	566.7	611.5	593.0	539.2	528.5	6,589.4	9,428.3
Total debt obligations	991.9	1,251.5	1,821.0	739.2	1,628.5	16,294.4	22,726.5
Operating lease obligations	113.9	103.6	83.8	62.8	33.9	74.3	472.3
Less sublease arrangements	(2.2)	(1.7)	(1.6)	(1.0)	(0.8)	—	(7.3)
Outstanding purchase obligations	122.7	86.3	58.1	38.6	23.2	50.8	379.7
Total contractual obligations	$1,226.3	$1,439.7	$1,961.3	$839.6	$1,684.8	$16,419.5	$23,571.2

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

Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located in a building we own at 2850 Golf Road, Rolling Meadows, Illinois, where we have approximately 360,000 square feet of space and can accommodate approximately 2,000 employees. Relating to the development of our corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as EDGE) tax credit. Incentives from these two programs could total between $50.0 million and $80.0 million over a fifteen‑year period. We have earned approximately $62.6 million of EDGE credits from inception in 2017 through December 31, 2024.

We generally operate in leased premises at our other locations. Certain of these leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.

Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $183.4 million in 2024, $183.5 million in 2023 and $176.6 million in 2022.

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

Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2024. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2024 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2025	2026	2027	2028	2029	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$23.0	$23.0
Financial guarantees	0.7	—	—	—	—	32.0	32.7
Total commitments	$0.7	$—	$—	$—	$—	$55.0	$55.7

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See the Off-Balance Sheet Debt section below for a discussion of letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.

Substantially all of the purchase agreements related to these acquisitions we do contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2021 to 2024 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,998.2 million, of which $1,302.0 million was recorded in our consolidated balance sheet as of December 31, 2024 based on the estimated fair value of the expected future payments to be made, of which approximately $511.9 million can be settled in cash or common stock at our option and $790.1 million must be settled in cash.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2024 and 2023 that was recourse to us.

At December 31, 2024, we had posted two letters of credit totaling $9.2 million in the aggregate, related to our self-insurance deductibles, for which we had a recorded liability of $12.0 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2024, we had posted eight letters of credit totaling $13.0 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity and one letter of credit totaling $0.8 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition. These letters of credit have never been drawn upon.

Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2024 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to Us	Maximum Exposure	Liability Recorded
Credit support under letters of credit (LOC) for deductibles due by us on our own insurance coverages - expires after 2028	None	None	$9.2	$12.0
Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on our behalf
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires after 2028	None	Reimbursement of LOC fees	13.0	—
Trigger - Dissolution or catastrophic financial results of the operation
Collateral related to claims funds held in a fiduciary capacity by a recent acquisition - expires 2028	None	None	0.8	—
Trigger - Claim payments are not made
			$23.0	$12.0

(1)
The guarantees are collateralized by shares in minority holdings of our Canadian operating companies.

Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements.

Litigation, Regulatory and Taxation Matters - We routinely are involved in legal proceedings, claims, disputes, regulatory matters and governmental inspections or investigations arising in the ordinary course of or incidental to our business, including relating errors and omissions (which we refer to as E&O) claims and those noted below in this section. We record accruals in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies, unless disclosed below. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other adverse events could occur, including the payment of substantial monetary damages or an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies, which may result in a material adverse impact on our business, results of operations or financial position.

As previously disclosed, our IRC 831(b) (or “micro-captive”) advisory services businesses has been under a promoter investigation by the IRS since 2013. Among other matters, the IRS is investigating whether we have been acting as a tax shelter promoter in connection with these operations. Additionally, the IRS is conducting a criminal investigation related to IRC 831(b)

micro-captive underwriting enterprises. We have been advised that we are not a target of the criminal investigation. We are fully cooperating with both matters.

Contingent Liabilities - We purchase insurance to provide protection from E&O claims that may arise during the ordinary course of business. Currently we retain the first $15.0 million of each and every E&O claim. In addition, we retain, in aggregate: up to another $2.0 million between $15.0 million and $100.0 million, plus up to another $10.0 million between $100.0 million and $225.0 million, and up to another $20.0 million between $225.0 million and $400.0 million. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2024 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $4.4 million and below the upper end of the actuarial range by $10.7 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

16. Income Taxes

We and our principal domestic subsidiaries are included in a consolidated U.S. federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Earnings before income taxes:
United States	$972.1	$605.0	$781.6

Foreign, principally Australia, Canada, New Zealand and the U.K.	902.7	580.1	545.4
Total earnings before income taxes	$1,874.8	$1,185.1	$1,327.0
Provision for income taxes:
Federal:
Current	$38.0	$(21.4)	$109.1
Deferred	112.1	112.9	(3.5)
	150.1	91.5	105.6
State and local:
Current	53.3	(15.4)	114.3
Deferred	(1.3)	43.0	(83.5)
	52.0	27.6	30.8
Foreign:
Current	194.3	212.8	196.6
Deferred	8.0	(112.8)	(122.0)
	202.3	100.0	74.6
Total provision for income taxes	$404.4	$219.1	$211.0

A reconciliation of the provision for income taxes with the U.S. federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2024		2023		2022
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$393.7	21.0	$248.9	21.0	$278.7	21.0
State income taxes - net of federal benefit	61.0	3.3	49.7	4.2	32.9	2.5
Differences related to non U.S. operations	(13.8)	(0.7)	(20.6)	(1.7)	(31.9)	(2.4)
Alternative energy and other tax credits	(8.9)	(0.5)	(7.9)	(0.7)	(6.9)	(0.5)
Other permanent differences	42.6	2.3	27.6	2.3	22.5	1.7
Stock-based compensation	(88.9)	(4.7)	(76.1)	(6.4)	(59.3)	(4.5)
Changes in unrecognized tax benefits	7.4	0.4	11.9	1.0	4.0	0.3
Change in valuation allowance	10.0	0.5	3.9	0.3	15.5	1.2
Change in tax rates	1.3	—	(18.3)	(1.5)	(44.5)	(3.4)
Provision for income taxes	$404.4	21.6	$219.1	18.5	$211.0	15.9

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2024	2023
Gross unrecognized tax benefits at January 1	$25.3	$13.4
Increases in tax positions for current year	1.2	14.6
Settlements	(2.6)	(2.9)
Lapse in statute of limitations	(5.5)	(3.4)
Increases in tax positions for prior years	17.0	3.6
Decreases in tax positions for prior years	(10.2)	—
Gross unrecognized tax benefits at December 31	$25.2	$25.3

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $24.7 million and $24.5 million at December 31, 2024 and 2023, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2024 and 2023, we had accrued interest and penalties related to unrecognized tax benefits of $10.3 million and $2.8 million, respectively.

We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2024, our corporate returns had been examined by the IRS or the statute had lapsed through calendar year 2020. In addition, from 2020 forward, various state and foreign jurisdictions remain open. It is reasonably possible that our gross unrecognized tax benefits may change within the next twelve months. However, we believe any changes in the recorded balance would not have a significant impact on our consolidated financial statements.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2024	2023
Deferred tax assets:
Alternative minimum tax and other credit carryforwards	$768.9	$867.3
Accrued and unfunded compensation and employee benefits	431.5	364.4
Amortizable intangible assets	94.7	122.9
Compensation expense related to stock options	21.9	18.3
Accrued liabilities	125.9	129.9
Investments	1.9	1.2
Net operating loss carryforwards	162.7	172.7
Capital loss carryforwards	8.4	8.5
Other tax attributes	1.9	34.7
Depreciable fixed assets	22.0	13.2
Lease liabilities	106.4	103.4
Capitalized indirect property costs	0.2	0.2
Revenue recognition	4.6	42.1
Other	5.2	10.1
Total deferred tax assets	1,756.2	1,888.9
Valuation allowance for deferred tax assets	(176.5)	(195.8)
Deferred tax assets	1,579.7	1,693.1
Deferred tax liabilities:
Nondeductible amortizable intangible assets	564.8	531.7
Accrued pension liability	8.6	1.7
Investment-related partnerships	4.2	6.5
Right-of-use assets	97.1	95.0
Hedging instruments	35.7	38.2
Other prepaid items	16.4	17.4
Total deferred tax liabilities	726.8	690.5
Net deferred tax assets	$852.9	$1,002.6

At December 31, 2024 and 2023, $106.3 million and $129.6 million, respectively, of deferred tax liabilities have been included in noncurrent liabilities in the accompanying consolidated balance sheet. General business and other tax credits of $736.9 million begin to expire, if not utilized, in 2032 and state credits, net of federal benefit, of $32.0 million expire, if not used, by 2028. Net operating loss carryforwards of $162.7 million, related to federal, state and foreign begin to expire, if not utilized in 2025. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future. Valuation allowances have been established for certain foreign intangible assets (including nondeductible amortization and earnout payable expenses) and various state net operating loss carryforwards that may not be utilized in the future.

At December 31, 2024, foreign earnings in all jurisdictions are considered indefinitely reinvested offshore. We have not provided for state or withholding income taxes on the undistributed earnings of $812.3 million and $632.3 million at December 31, 2024 and 2023, respectively, of foreign subsidiaries which are considered permanently invested outside of the U.S. The amount of unrecognized deferred tax liability on these undistributed earnings was not material at December 31, 2024 and 2023.

Current U.S. tax law requires U.S. shareholders to include in income certain “global intangible low-taxed income” (which we refer to as GILTI) beginning in 2018. Our policy is to include the GILTI income in the future period when the tax arises and we recorded income tax expense on such income in 2024, 2023 and 2022. Current U.S. tax law includes the U.S. Base Erosion and Anti-Abuse Tax (which we refer to as BEAT) beginning in 2018. Based on our analysis, we determined that our base erosion payments do not exceed the threshold for applicability for the years in 2024, 2023 and 2022, and we do not currently anticipate any significant long-term impact from the BEAT in our provision for income taxes in future periods.

17. Supplemental Disclosures of Cash Flow Information

	Year ended December 31,
Supplemental disclosures of cash flow information (in millions):	2024	2023	2022
Interest paid	$346.8	$270.8	$240.2
Income taxes paid, net	330.6	225.8	317.6

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

The following is a reconciliation of our end of period cash, cash equivalents, restricted cash and fiduciary cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2024, 2023 and 2022 (in millions):

	December 31,
	2024	2023	2022
Cash and cash equivalents - non-restricted cash	$14,758.7	$780.9	$539.4
Cash and cash equivalents - restricted cash	228.6	190.6	199.0
Total cash and cash equivalents	$14,987.3	$971.5	$738.4
Fiduciary cash	5,481.3	5,571.8	4,225.8
Total cash, cash equivalents, restricted cash and fiduciary cash	$20,468.6	$6,543.3	$4,964.2

Total cash and cash equivalents, restricted cash and fiduciary cash at December 31, 2024 and December 31, 2023, include $15,371.6 million and $1,744.9 million, respectively, of income earning money market accounts. The increase in cash invested in money market accounts between years is primarily due to the proceeds received in December 2024 from the stock issuance ($8.5 billion) and senior notes ($5.0 billion). Refer to Note 7 for more information regarding the senior notes. These proceeds are intended to be used toward the acquisition of AssuredPartners, refer to Note 3 for more information regarding this acquisition. The dividend income on money market accounts was recorded in interest income, premium finance and other income in our consolidated statement of earnings, which increased $105.9 million during 2024 ($29.0 million of which related to the proceeds from the AssuredPartners financing) to $473.2 million for the year ended December 31, 2024 compared to $367.3 million for the year ended December 31, 2023.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or the common stock of the Company. We expensed (net of plan forfeitures) $105.4 million, $86.0 million and $73.8 million related to the plan in 2024, 2023 and 2022, respectively. During 2023, management determined the 5.0% employer matching contributions on eligible compensation to the 401(k) plan for the 2023 plan year to be funded with our common stock, which was funded in February 2024. During 2024, management determined the 5.0% employer matching contributions on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which is expected to be funded in February 2025.

18. Accumulated Other Comprehensive Loss

The after-tax components of our accumulated comprehensive loss attributable to controlling interests consist of the following (in millions):

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Loss
Balance as of January 1, 2022	$(37.1)	$(613.4)	$(75.6)	$(726.1)
Net change in period	(12.3)	(511.8)	109.8	(414.3)
Balance as of December 31, 2022	(49.4)	(1,125.2)	34.2	(1,140.4)
Net change in period	12.3	257.8	78.2	348.3
Balance as of December 31, 2023	(37.1)	(867.4)	112.4	(792.1)
Net change in period	13.9	(365.4)	(7.5)	(359.0)
Balance as of December 31, 2024	$(23.2)	$(1,232.8)	$104.9	$(1,151.1)

The foreign currency translation in 2024, 2023 and 2022 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand, the U.K. and other non‑U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, British pound, Canadian dollar, and New Zealand dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non‑U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during 2024 primarily relates to goodwill (see Note 6 to these consolidated financial statements for the impact on goodwill) and amortizable intangible assets held by operations with a non‑U.S. dollar functional currency.

During 2024, 2023 and 2022, $2.2 million, $5.2 million and $2.2 million, respectively, of expense related to the pension liability was reclassified from accumulated other comprehensive loss to compensation expense in the statement of earnings. During 2024, 2023 and 2022, $6.8 million of expense, $3.1 million of expense and $3.2 million of income, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During 2024, 2023 and 2022, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

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

Revenues in the corporate segment consist of other income related to the run-off of clean energy and legacy investments, and in 2024, some interest income related to the proceeds from the AssuredPartners financing. In addition, the corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs and the impact of foreign currency remeasurement.

Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using the local country statutory rates. Reported operating results by segment would change if different methods were applied.

Our Chief Operating Decision Maker (which we refer to as CODM) (our Chairman and Chief Executive Officer) analyzes and evaluates the operating performance of the three reportable segments presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by the CODM and there are no additional significant expenses within the expense categories presented in the tables below. The key areas of focus by the CODM for allocation of resources are revenues from each reportable segment, as well as their compensation and operating expenses.

Financial information relating to our segments for 2024, 2023 and 2022 is as follows (in millions):

Year Ended December 31, 2024	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$6,693.8	$—	$—	$6,693.8
Fees	2,192.6	1,414.0	—	3,606.6
Supplemental revenues	359.4	—	—	359.4
Contingent revenues	267.6	—	—	267.6
Interest income, premium finance revenues and other income	420.4	36.5	16.3	473.2
Revenues before reimbursements	9,933.8	1,450.5	16.3	11,400.6
Reimbursements	—	154.3	—	154.3
Total revenues	9,933.8	1,604.8	16.3	11,554.9
Compensation	5,501.4	882.4	138.5	6,522.3
Operating	1,363.4	278.7	111.8	1,753.9
Reimbursements	—	154.3	—	154.3
Interest	—	—	381.3	381.3
Depreciation	133.1	37.6	6.8	177.5
Amortization	651.0	13.8	—	664.8
Change in estimated acquisition earnout payables	25.6	0.4	—	26.0
Total expenses	7,674.5	1,367.2	638.4	9,680.1
Earnings (loss) before income taxes	2,259.3	237.6	(622.1)	1,874.8
Provision (benefit) for income taxes	573.6	63.1	(232.3)	404.4
Net earnings (loss)	1,685.7	174.5	(389.8)	1,470.4
Net earnings (loss) attributable to noncontrolling interests	7.7	—	—	7.7
Net earnings (loss) attributable to controlling interests	$1,678.0	$174.5	$(389.8)	$1,462.7
Net foreign exchange gain (loss)	$0.8	$—	$(1.2)	$(0.4)
Revenues:
United States	$6,103.9	$1,307.7	$16.3	$7,427.9
United Kingdom	2,168.4	57.0	—	2,225.4
Australia	348.8	225.8	—	574.6
Canada	409.1	6.9	—	416.0
New Zealand	202.8	7.4	—	210.2
Other foreign	700.8	—	—	700.8
Total revenues	$9,933.8	$1,604.8	$16.3	$11,554.9
At December 31, 2024
Identifiable assets:
United States	$20,910.6	$1,110.0	$16,028.8	$38,049.4
United Kingdom	16,051.2	150.2	—	16,201.4
Australia	1,766.8	381.5	—	2,148.3
Canada	1,684.1	5.9	—	1,690.0
New Zealand	718.9	14.1	—	733.0
Other foreign	5,307.6	—	125.5	5,433.1
Total identifiable assets	$46,439.2	$1,661.7	$16,154.3	$64,255.2
Goodwill - net	$11,923.4	$328.3	$18.5	$12,270.2
Amortizable intangible assets - net	4,412.7	117.4	—	4,530.1

Year Ended December 31, 2023	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$5,865.0	$—	$—	$5,865.0
Fees	1,885.0	1,259.7	—	3,144.7
Supplemental revenues	314.2	—	—	314.2
Contingent revenues	235.3	—	—	235.3
Interest income, premium finance revenues and other income	337.7	27.9	1.7	367.3
Revenues before reimbursements	8,637.2	1,287.6	1.7	9,926.5
Reimbursements	—	145.4	—	145.4
Total revenues	8,637.2	1,433.0	1.7	10,071.9
Compensation	4,769.1	776.8	135.3	5,681.2
Operating	1,272.3	257.4	160.0	1,689.7
Reimbursements	—	145.4	—	145.4
Interest	—	—	296.7	296.7
Depreciation	124.4	35.9	4.9	165.2
Amortization	523.6	7.7	—	531.3
Change in estimated acquisition earnout payables	376.8	0.5	—	377.3
Total expenses	7,066.2	1,223.7	596.9	8,886.8
Earnings (loss) before income taxes	1,571.0	209.3	(595.2)	1,185.1
Provision (benefit) for income taxes	401.6	55.3	(237.8)	219.1
Net earnings (loss)	1,169.4	154.0	(357.4)	966.0
Net earnings (loss) attributable to noncontrolling interests	6.3	—	(9.8)	(3.5)
Net earnings (loss) attributable to controlling interests	$1,163.1	$154.0	$(347.6)	$969.5
Net foreign exchange loss	$(0.3)	$(9.9)	$(0.1)	$(10.3)
Revenues:
United States	$5,216.1	$1,208.7	$1.7	$6,426.5
United Kingdom	1,946.5	47.6	—	1,994.1
Australia	312.1	154.7	—	466.8
Canada	397.7	6.2	—	403.9
New Zealand	192.2	15.8	—	208.0
Other foreign	572.6	—	—	572.6
Total revenues	$8,637.2	$1,433.0	$1.7	$10,071.9
At December 31, 2023
Identifiable assets:
United States	$21,763.9	$1,026.0	$2,520.4	$25,310.3
United Kingdom	15,999.7	129.9	—	16,129.6
Australia	1,969.7	469.2	—	2,438.9
Canada	1,692.9	4.1	—	1,697.0
New Zealand	773.1	20.1	—	793.2
Other foreign	5,246.8	—	—	5,246.8
Total identifiable assets	$47,446.1	$1,649.3	$2,520.4	$51,615.8
Goodwill - net	$11,217.8	$238.8	$19.0	$11,475.6
Amortizable intangible assets - net	4,427.9	205.4	—	4,633.3

Year Ended December 31, 2022	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$5,187.4	$—	$—	$5,187.4
Fees	1,476.9	1,090.8	—	2,567.7
Supplemental revenues	284.7	—	—	284.7
Contingent revenues	207.3	—	—	207.3
Interest income, premium finance revenues and other income	147.5	1.8	0.7	150.0
Revenue from clean coal activities	—	—	23.0	23.0
Revenues before reimbursements	7,303.8	1,092.6	23.7	8,420.1
Reimbursements	—	130.5	—	130.5
Total revenues	7,303.8	1,223.1	23.7	8,550.6
Compensation	4,024.7	664.9	110.2	4,799.8
Operating	1,039.9	233.9	57.1	1,330.9
Reimbursements	—	130.5	—	130.5
Cost of revenues from clean coal activities	—	—	22.9	22.9
Interest	—	—	256.9	256.9
Depreciation	103.6	37.8	3.3	144.7
Amortization	448.7	6.2	—	454.9
Change in estimated acquisition earnout payables	90.4	(7.4)	—	83.0
Total expenses	5,707.3	1,065.9	450.4	7,223.6
Earnings (loss) before income taxes	1,596.5	157.2	(426.7)	1,327.0
Provision (benefit) for income taxes	394.7	41.4	(225.1)	211.0
Net earnings (loss)	1,201.8	115.8	(201.6)	1,116.0
Net earnings (loss) attributable to noncontrolling interests	4.4	—	(2.6)	1.8
Net earnings (loss) attributable to controlling interests	$1,197.4	$115.8	$(199.0)	$1,114.2
Net foreign exchange gain	$2.6	$31.4	$—	$34.0
Revenues:
United States	$4,503.9	$1,029.6	$23.7	$5,557.2
United Kingdom	1,544.3	44.1	—	1,588.4
Australia	281.8	129.1	—	410.9
Canada	356.0	5.9	—	361.9
New Zealand	166.9	14.4	—	181.3
Other foreign	450.9	—	—	450.9
Total revenues	$7,303.8	$1,223.1	$23.7	$8,550.6
At December 31, 2022
Identifiable assets:
United States	$17,485.3	$914.5	$2,540.8	$20,940.6
United Kingdom	9,338.5	115.9	—	9,454.4
Australia	1,792.1	89.0	—	1,881.1
Canada	1,465.3	4.4	—	1,469.7
New Zealand	730.9	18.8	—	749.7
Other foreign	3,862.9	—	—	3,862.9
Total identifiable assets	$34,675.0	$1,142.6	$2,540.8	$38,358.4
Goodwill - net	$9,358.1	$112.2	$19.1	$9,489.4
Amortizable intangible assets - net	3,325.9	46.2	—	3,372.1

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arthur J. Gallagher & Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Arthur J. Gallagher & Co. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2025 expressed an unqualified opinion thereon.

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

Accounting for business combinations

Description of the Matter

As described in Note 3 to the consolidated financial statements, the Company completed 48 acquisitions during 2024 for total net consideration of $1,699.8 million. All the acquisitions have been accounted for using the acquisition method for recording business combinations. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, at the acquisitions date was allocated to goodwill. Identifiable intangible assets from the acquisitions consists primarily of acquired customer lists of $791.5 million. Provisional estimates of fair value are established on the closing date of each acquisition and are subsequently reviewed and finalized within twelve months of the acquisition date.

Auditing the accounting for these acquisitions involved subjectivity in evaluating management’s estimates, specifically, the identification and measurement of intangible assets. The Company, with the assistance of a third-party valuation firm, as applicable, used the discounted cash flow method to measure the fair value of the intangible assets to finalize the accounting for its acquisitions. The significant assumptions used to estimate the fair value of the intangible assets included, revenue growth rates, and projected profit margins. These assumptions are forward‑looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions. For example, we tested controls over the recognition and measurement of assets acquired, consideration paid, and management’s review of significant assumptions used to determine the fair value of intangible assets of the acquisitions for which management finalized its accounting.

To test the estimated fair value of intangible assets, our audit procedures included, among other things, an evaluation of the identification of intangible assets. Additionally, we have tested the significant assumptions, including, revenue growth rates, and projected profit margins, used to value the identifiable intangible assets for acquisitions that the Company has deemed the accounting as final. We have also tested the completeness and accuracy of the underlying data supporting the fair value estimates. We also compared the above assumptions to the historical results of the acquired companies, past performance of similar acquisitions by the Company, and current market conditions. For select acquisitions, we utilized the assistance of our valuation specialists to evaluate the methods and assumptions used to determine the fair value of intangible assets.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as the Company’s auditor since 1973
Chicago, Illinois
February 17, 2025

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

In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded 22 of the 48 entities acquired in 2024, which are included in our 2024 consolidated financial statements. Collectively, these acquired entities constituted approximately 0.6% of total assets as of December 31, 2024, approximately 0.6% of total revenues, and approximately (0.4)% of net earnings for the year then ended.

Based on our assessment under the 2013 framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.
Rolling Meadows, Illinois
February 17, 2025

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr.	Douglas K. Howell
Chairman and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Arthur J. Gallagher & Co.

Opinion on Internal Control Over Financial Reporting

We have audited Arthur J. Gallagher & Co.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Arthur J. Gallagher & Co (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 22 of the 48 entities acquired in 2024, which are included in the 2024 consolidated financial statements of the Company and constituted approximately 0.6% of total assets as of December 31, 2024, approximately 0.6% of total revenues, and approximately (0.4)% of net earnings for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquired entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(2)(a) and our report dated February 17, 2025 expressed an unqualified opinion thereon.

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
February 17, 2025

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

Design and Evaluation of Internal Control over Financial Reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2024. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”

Changes in Internal Control over Financial Reporting.

During the three-month period ended December 31, 2024, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three-month period ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Our 2025 Proxy Statement will include the information required by this item under the headings “Election of Directors,” “Other Board Matters,” “Board Committees,” “Insider Trading Policy” and, if necessary, “Delinquent Section 16(a) Reports,” which we incorporate herein by reference.

Item 11. Executive Compensation.

Our 2025 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Our 2025 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Our 2025 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Other Board Matters,” which we incorporate herein by reference.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is Ernst & Young LLP, Chicago, Illinois, Auditor Firm ID: 42.

Our 2025 Proxy Statement will include the information required by this item under the heading “Ratification of Appointment of Independent Auditor - Principal Accountant Fees and Services,” which we incorporate herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as a part of this report:

1.
Consolidated Financial Statements:
(a)
Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2024.
(b)
Consolidated Balance Sheet as of December 31, 2024 and 2023.
(c)
Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2024.
(d)
Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2024.
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

2.1

Stock Purchase Agreement, dated as of December 7, 2024, by and among Arthur J. Gallagher & Co., The AssuredPartners Group LP and Dolphin Topco, Inc. (incorporated by reference to Exhibit 2.1 to our Form 8-K Current Report dated December 7, 2024, File No. 1-09761).

3.1	Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.2 to our Form 8-K Current Report dated May 11, 2023, File No. 1-09761).

3.2	Amended and Restated By-Laws of Arthur J. Gallagher & Co (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated January 29, 2025, File No. 1-09761).

4.1	Description of Securities (incorporated by reference to Exhibit 4.1 to our Form 10-K Annual Report for 2023, File No. 1-09761)

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

10.2

First Amendment to Credit Agreement, dates as of November 7, 2023, by and among Arthur J. Gallagher & Co., as borrower, Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Form 10-K Annual Report for 2023, File No. 1-09761).

*10.3	Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and executive officers.

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

*10.16

Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for executive officers over the age of 55 (incorporated by reference to Exhibit 10.42.4 to our Form 10-K Annual Report for 2022, File No. 1-09761).

*10.17	Form of Long-Term Incentive Plan Stock Option Award Agreement for executive officers (incorporated by reference to Exhibit 10.17 to our Form 10-K Annual Report for 2023, File No. 1-09761).

*10.18	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to Exhibit 10.43 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-09761).

*10.19	Form of Performance Unit Grant Agreement under the Performance Unit Program (incorporated by reference to Exhibit 10.43.1 to our Form 10-K Annual Report for 2022, File No. 1-09761).

*10.20

Form of Performance Unit Grant Agreement under the Long-Term Incentive Plan for executive officers (incorporated by reference to Exhibit 10.20 to our Form 10-K Annual Report for 2023, File No. 1-09761).

*10.21	Arthur J. Gallagher & Co. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to our Form S-8 Registration Statement, File No. 333-221274).

*10.22	Arthur J. Gallagher & Co. U.K. Employee Share Incentive Plan (incorporated by reference to Exhibit 4.3 to our Form S-8 Registration Statement, File No. 333-258331).

*10.23

Form of Partnership Share Agreement under the Arthur J. Gallagher & Co. U.K. Employee Share Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-258331).

*10.24	Arthur J. Gallagher & Co. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report dated May 13, 2022 File No. 1-09761).

19	Insider Trading Policy

21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

97	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to our Form 10-K Annual Report for 2023, File No. 1-09761).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases document.

104	Cover Page Interactive Data File formatted in Inline XBRL (included as Exhibit 101).

All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto. The registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any long-term debt instruments that have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.

^ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.

* Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February, 2025.

ARTHUR J. GALLAGHER & CO.

By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of February, 2025 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title
/S/ J. PATRICK GALLAGHER, JR.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
J. Patrick Gallagher, Jr.

/S/ DOUGLAS K. HOWELL	Vice President and Chief Financial Officer (Principal Financial Officer)
Douglas K. Howell

/S/ RICHARD C. CARY	Controller (Principal Accounting Officer)
Richard C. Cary

*SHERRY S. BARRAT	Director
Sherry S. Barrat

*DEBORAH CAPLAN	Director
Deborah Caplan

*TERESA H. CLARKE	Director
Teresa H. Clarke

* D. JOHN COLDMAN	Director
D. John Coldman

* RICHARD HARRIES	Director
Richard Harries

* DAVID S. JOHNSON	Director
David S. Johnson

*CHRISTOPHER C. MISKEL	Director
Christopher C. Miskel

* RALPH J. NICOLETTI	Director
Ralph J. Nicoletti

*NORMAN L. ROSENTHAL	Director
Norman L. Rosenthal

*By:	/S/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II

Arthur J. Gallagher & Co.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year
	(In millions)
Year ended December 31, 2024
Allowance for doubtful accounts	$23.0	$12.2	$(13.4)	(1)	$21.8
Allowance for estimated policy cancellations	9.9	3.0	0.4	(2)	13.3
Valuation allowance for deferred tax assets	195.8	(19.3)	—		176.5
Accumulated amortization of expiration
lists, non-compete agreements and trade names	3,873.5	664.8	(67.0)	(3)	4,471.3
Year ended December 31, 2023
Allowance for doubtful accounts	$11.1	$26.0	$(14.1)	(1)	$23.0
Allowance for estimated policy cancellations	9.3	(0.5)	1.1	(2)	9.9
Valuation allowance for deferred tax assets	135.2	60.6	—		195.8
Accumulated amortization of expiration
lists, non-compete agreements and trade names	3,300.0	531.3	42.2	(3)	3,873.5
Year ended December 31, 2022
Allowance for doubtful accounts	$8.3	$6.8	$(4.0)	(1)	$11.1
Allowance for estimated policy cancellations	10.0	2.4	(3.1)	(2)	9.3
Valuation allowance for deferred tax assets	154.9	(19.7)	—		135.2
Accumulated amortization of expiration
lists, non-compete agreements and trade names	2,924.0	454.9	(78.9)	(3)	3,300.0

(1)
Net activity of bad debt write offs and recoveries and acquired businesses.
(2)
Net activity to allowance related to acquired businesses.
(3)
Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.