Form 10-Q
period 2025-03-31
Arthur J. Gallagher & Co.
filed 2025-05-02
CIK 354190

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of March 31, 2025 was approximately 256.1 million.

Information Concerning Forward-Looking Statements

This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future of Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us, Gallagher or the Company, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: the impact of general economic conditions, including inflation, interest rates and market uncertainty; the effects of geopolitical volatility, including repercussions from the armed conflicts in Ukraine and the Middle East; market and industry conditions, including competitive and pricing trends and the impact of large natural events; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions and integrating recent acquisitions, including comments regarding the expected benefits of our acquisition of BCHR Holdings, L.P., and its subsidiaries, dba Buck (which we refer to as Buck), Cadence Insurance, Inc. (which we refer to as Cadence Insurance), Eastern Insurance Group, LLC (which we refer to as Eastern Insurance), My Plan Manager Group Pty Ltd (which we refer to as My Plan Manager), Woodruff‑Sawyer & Co. (which we refer to as Woodruff Sawyer) and our agreement to acquire all the issued and outstanding stock of Dolphin TopCo, Inc., the holding company of AssuredPartners, Inc. (which we refer to as AssuredPartners) and other acquisitions larger than our typical tuck-in acquisitions and the expected duration and costs of integrating such large acquisitions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, audits, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments; human capital management, including diversity and inclusion initiatives; and sustainability, including climate-resilience and climate-advisory products and services and our carbon emissions. These forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.

Potential factors relating to AssuredPartners that could impact results include impact results include:

•
Our ability to complete the AssuredPartners acquisition on a timely basis or at all, which may be negatively impacted by issues with regulatory approvals in the United States (U.S.), the United Kingdom (U.K.) and Ireland, including the request for additional information as part of the Hart-Scott-Rodino (HSR) filing received on March 7, 2025, which extends the waiting period imposed by the HSR Act until 30 days after we have substantially complied with the request, though it is possible for that period to be extended voluntarily by the parties or shortened by the antitrust agency;
•
The AssuredPartners acquisition may not be accretive to earnings per share because our assumptions about our business, AssuredPartners and preliminary estimates are materially inaccurate causing dilution to our earnings per share; decreasing or delaying the expected accretive effect of the AssuredPartners acquisition or causing a decrease in the market price of our common stock;
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

Potential factors that could impact results include:

•
Global economic and geopolitical events, such as fluctuations in interest and inflation rates; geo-economic fragmentation and protectionism such as tariffs; trade wars or similar governmental actions affecting the flows of goods, services or currency; a recession or economic downturn; a potential U.S. government shutdown or gridlock over increasing the U.S. debt ceiling; political violence and instability, including as a result of the armed conflicts in Ukraine and the Middle East;
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
•
Risks related to Buck, Cadence Insurance, Eastern Insurance, My Plan Manager, Woodruff Sawyer, the pending acquisition of AssuredPartners and other acquisitions larger than our usual tuck-in acquisitions, including risks related to our ability to successfully integrate operations, the possibility that our assumptions may be inaccurate resulting in unforeseen obligations or liabilities and failure to realize the expected benefits of these acquisitions;
•
Damage to our reputation, including as a result of failing to uphold our culture and the potential for the Internet and social media to magnify the effects of such reputational issues;
•
Failure to meet our sustainability aspirations, goals and initiatives or to comply with increasingly complex climate-related and other sustainability regulations, heightened scrutiny, including a growing backlash against sustainability initiatives, and increased risks related to “greenwashing” and “greenhushing;
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
•
Risks arising from our international operations and changes in international conditions, including the risks posed by political and economic uncertainty in certain countries (including repercussions from the armed conflicts in Ukraine and the Middle East), maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti‑corruption, sanctions, and privacy laws, increasingly complex regulatory requirements related to climate change and sustainability issues); increased protectionism, tariffs, trade wars, climate change and other long-term sustainability matters, increased scrutiny of the use of off-shore centers of excellence such as those we operate and global health risks;
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
•
Risks particular to our benefit consulting operations, including risks related to the acquisitions of Buck and Redington Ltd. (which we refer to as Redington), an FCA-regulated investment consulting firm;
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
•
Unfavorable determinations related to contingencies and legal proceedings, including violations or alleged violations of the U.S. Foreign Corrupt Practices Act (which we refer to as FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act, and the outcome of any existing or future investigation, review, regulatory action or litigation;
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

A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission (SEC), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, this Quarterly Report on Form 10-Q and any other reports we file with the SEC in the future.

Arthur J. Gallagher & Co.

Part I - Financial Information

Item 1. Financial Statements (Unaudited)

Arthur J. Gallagher & Co.

Consolidated Statement of Earnings

(Unaudited - in millions, except per share data)

	Three-month period ended
	March 31,
	2025	2024
Commissions	$2,249.2	$1,993.6
Fees	984.8	951.2
Supplemental revenues	113.9	93.9
Contingent revenues	92.9	86.0
Interest income, premium finance revenues and other income	247.6	93.4
Revenues before reimbursements	3,688.4	3,218.1
Reimbursements	39.0	38.6
Total revenues	3,727.4	3,256.7
Compensation	1,897.7	1,725.9
Operating	490.4	435.7
Reimbursements	39.0	38.6
Interest	158.4	92.2
Depreciation	44.1	45.4
Amortization	209.3	162.3
Change in estimated acquisition earnout payables	15.8	(16.1)
Total expenses	2,854.7	2,484.0
Earnings before income taxes	872.7	772.7
Provision for income taxes	163.8	160.0
Net earnings	708.9	612.7
Net earnings attributable to noncontrolling interests	4.5	4.3
Net earnings attributable to controlling interests	$704.4	$608.4
Basic net earnings per share	$2.76	$2.80
Diluted net earnings per share	2.72	2.74
Dividends declared per common share	0.65	0.60

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Comprehensive Earnings

(Unaudited - in millions)

	Three-month period ended
	March 31,
	2025	2024
Net earnings	$708.9	$612.7
Change in pension liability, net of taxes	(0.1)	0.3
Foreign currency translation, net of taxes	217.3	(155.8)
Change in fair value of derivative investments, net of taxes	(0.1)	(1.4)
Comprehensive earnings	926.0	455.8
Comprehensive earnings attributable to noncontrolling interests	4.5	4.3
Comprehensive earnings attributable to controlling interests	$921.5	$451.5

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Balance Sheet

(Unaudited - in millions)

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$16,691.8	$14,987.3
Fiduciary assets (includes fiduciary cash of $5,547.8 in 2025 and $5,481.3 in 2024)	31,769.3	24,712.1
Accounts receivable, net	4,520.2	3,895.9
Other current assets	457.8	518.0
Total current assets	53,439.1	44,113.3
Fixed assets - net	647.3	650.3
Deferred income taxes (includes tax credit carryforwards of $711.3 in 2025 and $771.8 in 2024)	890.2	959.1
Other noncurrent assets	1,494.9	1,354.4
Right-of-use assets	377.3	377.8
Goodwill	12,714.7	12,270.2
Amortizable intangible assets - net	4,532.2	4,530.1
Total assets	$74,095.7	$64,255.2
Fiduciary liabilities	$31,769.3	$24,712.1
Accrued compensation and other current liabilities	3,969.6	3,586.3
Deferred revenue - current	629.3	537.2
Premium financing debt	152.8	225.2
Corporate related borrowings - current	515.0	200.0
Total current liabilities	37,036.0	29,260.8
Corporate related borrowings - noncurrent	12,419.8	12,731.9
Deferred revenue - noncurrent	66.3	67.1
Lease liabilities - noncurrent	326.3	328.1
Other noncurrent liabilities	1,893.6	1,687.7
Total liabilities	51,742.0	44,075.6
Stockholders' equity:
Common stock - issued and outstanding 256.1 shares in 2025 and 250.0 shares in 2024	256.1	250.0
Capital in excess of par value	17,475.1	16,068.9
Retained earnings	5,522.9	4,985.7
Accumulated other comprehensive loss	(934.0)	(1,151.1)
Stockholders' equity attributable to controlling interests	22,320.1	20,153.5
Stockholders' equity attributable to noncontrolling interests	33.6	26.1
Total stockholders' equity	22,353.7	20,179.6
Total liabilities and stockholders' equity	$74,095.7	$64,255.2

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Cash Flows

(Unaudited - in millions)

	Three-month period ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net earnings	$708.9	$612.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(5.8)	—
Depreciation and amortization	253.4	207.7
Change in estimated acquisition earnout payables	15.8	(16.1)
Amortization of deferred compensation and restricted stock	28.2	27.2
Stock-based and other noncash compensation expense	13.9	11.1
Payments on acquisition earnouts in excess of original estimates	(10.0)	(10.9)
Provision for deferred income taxes	55.6	55.7
Effect of changes in foreign exchange rates	24.5	(1.1)
Net change in accounts receivable, net	(658.1)	(471.9)
Net change in deferred revenue	77.8	80.1
Net change in other current assets	17.9	(8.7)
Net change in accrued compensation and other accrued liabilities	415.8	344.0
Net change in income taxes payable	27.4	(3.3)
Net change in other noncurrent assets and liabilities	(93.5)	(37.2)
Net cash provided by operating activities	871.8	789.3
Cash flows from investing activities:
Capital expenditures	(28.2)	(29.7)
Cash paid for acquisitions, net of cash and restricted cash acquired	(331.8)	(251.2)
Net proceeds from sales of operations/books of business	1.8	0.1
Net funding of investment transactions	0.3	0.1
Net funding of premium finance loans	82.5	88.8
Net cash used by investing activities	(275.4)	(191.9)
Cash flows from financing activities:
Payments on acquisition earnouts	(11.1)	(45.1)
Proceeds from issuance of common stock	1,334.8	52.0
Payments to noncontrolling interests	—	(3.1)
Dividends paid	(166.0)	(130.7)
Net change in fiduciary assets and liabilities	21.3	(205.8)
Net borrowings on premium financing debt facility	(74.9)	(92.4)
Borrowings on line of credit facility	—	1,078.2
Repayments on line of credit facility	—	(1,215.0)
Net borrowings of corporate related long-term debt	0.6	567.2
Debt acquisition costs	2.3	(9.3)
Settlements on terminated interest rate swaps	—	(1.4)
Net cash provided by financing activities	1,107.0	(5.4)
Effect of changes in foreign exchange rates on cash, cash equivalents, restricted cash and fiduciary cash	67.6	(54.5)
Net increase in cash, cash equivalents, restricted cash and fiduciary cash	1,771.0	537.5
Cash, cash equivalents, restricted cash and fiduciary cash at beginning of period	20,468.6	6,543.3
Cash, cash equivalents, restricted cash and fiduciary cash at end of period	$22,239.6	$7,080.8

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.

Consolidated Statement of Stockholders’ Equity

(Unaudited - in millions)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Par Value	Earnings	Loss	Interests	Total
Balance at December 31, 2024	250.0	$250.0	$16,068.9	$4,985.7	$(1,151.1)	$26.1	$20,179.6
Net earnings	—	—	—	704.4	—	4.5	708.9
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	3.0	3.0
Dividends paid to noncontrolling interests	—	—	—	—	—	—	—
Net change in pension asset/ liability, net of taxes of $0.0 million	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	217.3	—	217.3
Change in fair value of derivative instruments, net of taxes of $(0.2) million	—	—	—	—	(0.1)	—	(0.1)
Compensation expense related to stock option plan grants	—	—	17.8	—	—	—	17.8
Common stock issued in:
One purchase transaction	0.1	0.1	16.5	—	—	—	16.6
Stock option plans	0.7	0.7	67.9	—	—	—	68.6
Employee stock purchase plan	0.1	0.1	14.0	—	—	—	14.1
Stock issuance from public offering	4.6	4.6	1,247.5	—	—	—	1,252.1
Shares issued to benefit plans	0.3	0.3	119.3	—	—	—	119.6
Deferred compensation and restricted stock	0.3	0.3	(76.8)	—	—	—	(76.5)
Cash dividends declared on common stock	—	—	—	(167.2)	—	—	(167.2)
Balance at March 31, 2025	256.1	$256.1	$17,475.1	$5,522.9	$(934.0)	$33.6	$22,353.7

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

Notes to March 31, 2025 Consolidated Financial Statements (Unaudited)

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

We are a global insurance brokerage, risk management and consulting services firm, headquartered in Rolling Meadows, Illinois. We provide these services in approximately 130 countries around the world through our owned operations and a network of correspondent brokers and consultants. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2024, and include all normal recurring adjustments necessary for a fair presentation of the information set forth herein. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the preparation of our unaudited consolidated financial statements as of March 31, 2025, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition and/or disclosure therein.

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

2. Effect of New Accounting Pronouncements

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires that an entity report segment information in accordance with Topic 280, Segment Reporting. The amendment in the ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We adopted this ASU as of December 31, 2024, which affected our segment disclosures. See Note 15 to our consolidated financial statements for further detail regarding the impact of this ASU.

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

Climate Risk Disclosures

In March 2024, the SEC issued final climate-related disclosure rules that will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The disclosure requirements were scheduled to begin phasing in for annual reports and registration statements including financial information with respect to annual periods beginning in calendar year 2025. On April 4, 2024, the SEC issued an order staying the rules during the pendency of a number of legal challenges to the rules’ validity. On March 27, 2025, the SEC announced it had approved ending its defense of the rules in court. On April 24, 2025, the litigation was suspended pending confirmation from the SEC whether it intends to engage in the administrative process to change or revoke the rules. We are continuing to monitor these developments.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting–Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220- 40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adoption of the standard update on its financial statement disclosures.

3. Business Combinations

During the three-month period ended March 31, 2025, we acquired substantially all of the ownership interest or net assets, as applicable, of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

							Total	Maximum
	Common	Common				Recorded	Recorded	Potential
Name and Effective	Shares	Share		Accrued	Escrow	Earnout	Purchase	Earnout
Date of Acquisition	Issued	Value	Cash Paid	Liability	Deposited	Payable	Price	Payable
	(000s)
W K Webster & Co Ltd February 1, 2025 (WKW)	—	$—	$138.4	$1.9	$—	$13.9	$154.2	$28.5
Case Group February 26, 2025 (CSG)	—	—	57.8	3.5	6.5	15.0	82.8	84.1
Nine other acquisitions completed in 2025	49	16.0	147.3	1.6	6.9	29.5	201.3	54.5
	49	$16.0	$343.5	$7.0	$13.4	$58.4	$438.3	$167.1

On December 7, 2024, we signed a definitive agreement to acquire all of the issued and outstanding stock of Dolphin Topco, Inc., the holding company of AssuredPartners, Inc., a Delaware corporation (together with its subsidiaries, “AssuredPartners”) for gross consideration of $13.45 billion. The transaction is subject to customary regulatory approvals. On March 7, 2025 we received a request for additional information as part of the Hart-Scott-Rodino filing. We are actively responding to the request and expect that the transaction will close in the second half of 2025. AssuredPartners is a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines with operations in the U.K. and Ireland. We raised $8.5 billion of cash in our December 11, 2024 follow-on common stock offering and borrowed $5.0 billion of cash in our December 19, 2024 senior notes issuance (which we refer to, together with the follow-on common stock offering, as the AssuredPartners Financing), to fund the transaction. On January 7, 2025, we received an additional $1.28 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering.

On March 4, 2025, we signed a definitive agreement to acquire all of the issued and outstanding stock of Woodruff Sawyer & Co. (which we refer to as Woodruff Sawyer) for consideration of $1.2 billion. The acquisition closed on April 10, 2025. We funded the transaction using cash on hand. Woodruff Sawyer provides a full suite of commercial property/casualty products, employee benefits solutions and risk management services with a focus on middle and large market clients. Woodruff Sawyer has over 600 employees serving through 14 U.S offices and one U.K. office.

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

The fair value of these earnout obligations is generally based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement (discounted cash flow method of the income approach). In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 17.5% for our 2025 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rate was 9.0% for all of our 2025 acquisitions. In some instances, the fair value of these earnout obligations can be based on other valuation methods including the Black-Scholes Option Pricing Method or Monte Carlo Simulation method. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.

During the three-month periods ended March 31, 2025 and 2024, we recognized $13.0 million and $18.8 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended March 31, 2025 and 2024, we recognized $2.8 million of expense and $34.9 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 28 and 37 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $2,154.0 million as of March 31, 2025, of which $1,368.0 million was recorded in the consolidated balance sheet as of March 31, 2025, based on the estimated fair value of the expected future payments to be made, of which approximately $576.3 million can be settled in cash or stock at our option and $791.7 million must be settled in cash.

The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the three-month period ended March 31, 2025 (in millions):

			Nine Other
	WKW	CSG	Acquisitions	Total
Cash and cash equivalents	$5.3	$5.6	$9.9	$20.8
Fiduciary assets	86.8	—	31.1	117.9
Other current assets	16.7	4.0	6.3	27.0
Fixed assets	1.1	1.0	0.8	2.9
Noncurrent assets	2.2	—	2.0	4.2
Goodwill	83.7	49.5	124.8	258.0
Expiration lists	70.9	36.2	93.7	200.8
Non-compete agreements	7.9	7.3	1.7	16.9
Total assets acquired	274.6	103.6	270.3	648.5
Fiduciary liabilities	86.8	—	31.1	117.9
Current liabilities	11.8	7.3	6.3	25.4
Noncurrent liabilities	21.8	13.5	31.6	66.9
Total liabilities assumed	120.4	20.8	69.0	210.2
Total net assets acquired	$154.2	$82.8	$201.3	$438.3

Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the third party claims administration, retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $258.0 million, $200.8 million and $16.9 million, respectively, within the brokerage and risk management segments.

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

The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3.0% to 4.1% and 5.0% to 12.0%, respectively, for our 2024 acquisitions for which valuations were performed in 2025. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. The discount rate was 11.0% for our 2024 acquisitions for which valuations were performed in 2025. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.

Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews and decisions made to exit some non-core operations during the three-month period ended March 31, 2025, we wrote off $40.6 million of amortizable assets related to the brokerage segment. Based on the results of impairment reviews during the three-month period ended March 31, 2024 no impairments were noted.

Of the $200.8 million of expiration lists and $16.9 million of non-compete agreements related to our acquisitions made during the three-month period ended March 31, 2025, $163.9 million and $16.3 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $47.2 million and a corresponding amount of goodwill in the three-month period ended March 31, 2025, related to the nondeductible amortizable intangible assets.

Our unaudited consolidated financial statements for the three-month period ended March 31, 2025 include the operations of the entities acquired in the three-month period ended March 31, 2025 from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2024 (in millions, except per share data):

	Three-month period ended
	March 31,
	2025	2024
Total revenues	$3,741.1	$3,285.7
Net earnings attributable to controlling interests	707.6	611.1
Basic net earnings per share	2.78	2.81
Diluted net earnings per share	2.73	2.75

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2024, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the three-month period ended March 31, 2025 totaled approximately $100.9 million. For the three-month period ended March 31, 2025, total revenues, net pretax loss and net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables (EBITDAC) recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the three-month period ended March 31, 2025 in the aggregate, were $14.3 million, $(1.3) million and $2.9 million, respectively.

4. Contracts with Customers

Contract Assets and Liabilities/Contract Balances

Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	March 31, 2025	December 31, 2024
Unbilled receivables	$1,948.6	$1,273.9
Deferred contract costs	127.8	206.8
Deferred revenue	695.6	604.3

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

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

		Risk
	Brokerage	Management	Total
Deferred revenue at December 31, 2024	$430.9	$173.4	$604.3
Incremental deferred revenue	279.4	26.2	305.6
Revenue recognized during the three-month period ended March 31, 2025 included in deferred revenue at December 31, 2024	(226.8)	(20.9)	(247.7)
Net change in collected billings/deposits received from customers	20.9	(6.9)	14.0
Impact of change in foreign exchange rates	13.1	—	13.1
Deferred revenue recognized from business acquisitions	6.3	—	6.3
Deferred revenue at March 31, 2025	$523.8	$171.8	$695.6

Revenue recognized during the three-month period ended March 31, 2025 in the table above included revenue from 2024 acquisitions that would not be reflected in prior periods.

Remaining Performance Obligations

Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of March 31, 2025, the aggregate amount of the contract price allocated to remaining performance obligations was $695.6 million. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2025 (remaining nine months)	$441.1	$95.0	$536.1
2026	75.7	31.9	107.6
2027	5.1	19.5	24.6
2028	0.9	9.5	10.4
2029	0.5	5.0	5.5
Thereafter	0.5	10.9	11.4
Total	$523.8	$171.8	$695.6

Deferred Contract Costs

We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $127.8 million and $206.8 million as of March 31, 2025 and December 31, 2024, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $248.4 million and $204.0 million for the three-month periods ended March 31, 2025 and 2024, respectively.

We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5. Intangible Assets

The carrying amount of goodwill at March 31, 2025 and December 31, 2024 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At March 31, 2025
United States	$7,069.1	$74.8	$—	$7,143.9
United Kingdom	2,671.6	114.3	—	2,785.9
Canada	604.6	—	—	604.6
Australia	523.0	221.4	—	744.4
New Zealand	193.8	8.7	—	202.5
Other foreign	1,214.9	—	18.5	1,233.4
Total goodwill	$12,277.0	$419.2	$18.5	$12,714.7
At December 31, 2024
United States	$6,965.6	$74.8	$—	$7,040.4
United Kingdom	2,591.4	25.7	—	2,617.1
Canada	586.9	—	—	586.9
Australia	509.1	219.3	—	728.4
New Zealand	183.2	8.5	—	191.7
Other foreign	1,087.2	—	18.5	1,105.7
Total goodwill	$11,923.4	$328.3	$18.5	$12,270.2

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2025 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2024	$11,923.4	$328.3	$18.5	$12,270.2
Goodwill acquired during the period	174.3	83.7	—	258.0
Goodwill true-ups due to appraisals and other acquisition adjustments (see Note 3)	53.8	—	—	53.8
Foreign currency translation adjustments during the period	125.5	7.2	—	132.7
Balance as of March 31, 2025	$12,277.0	$419.2	$18.5	$12,714.7

Major classes of amortizable intangible assets at March 31, 2025 and December 31, 2024 consist of the following (in millions):

	March 31,	December 31,
	2025	2024
Expiration lists	$9,001.4	$8,763.7
Accumulated amortization - expiration lists	(4,558.9)	(4,312.7)
	4,442.5	4,451.0
Non-compete agreements	135.9	117.7
Accumulated amortization - non-compete agreements	(90.9)	(85.4)
	45.0	32.3
Trade names	120.6	120.0
Accumulated amortization - trade names	(75.9)	(73.2)
	44.7	46.8
Net amortizable assets	$4,532.2	$4,530.1

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows (in millions):

2025 (remaining nine months)	$494.3
2026	620.8
2027	581.7
2028	539.3
2029	489.5
Thereafter	1,806.6
Total	$4,532.2

6. Credit and Other Debt Agreements

The following is a summary of our corporate and other debt (in millions):	March 31,	December 31,
	2025	2024
Senior Notes:
Semi-annual payments of interest, fixed rate of 4.60%, balloon due December 15, 2027	$750.0	$750.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due December 15, 2029	750.0	750.0
Semi-annual payments of interest, fixed rate of 2.40%, balloon due November 9, 2031	400.0	400.0
Semi-annual payments of interest, fixed rate of 5.00%, balloon due February 15, 2032	500.0	500.0
Semi-annual payments of interest, fixed rate of 5.50%, balloon due March 2, 2033	350.0	350.0
Semi-annual payments of interest, fixed rate of 6.50%, balloon due February 15, 2034	400.0	400.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due July 15, 2034	500.0	500.0
Semi-annual payments of interest, fixed rate of 5.15%, balloon due February 15, 2035	1,500.0	1,500.0
Semi-annual payments of interest, fixed rate of 3.50%, balloon due May 20, 2051	850.0	850.0
Semi-annual payments of interest, fixed rate of 3.05%, balloon due March 9, 2052	350.0	350.0
Semi-annual payments of interest, fixed rate of 5.75%, balloon due March 2, 2053	600.0	600.0
Semi-annual payments of interest, fixed rate of 6.75%, balloon due February 15, 2054	600.0	600.0
Semi-annual payments of interest, fixed rate of 5.75%, balloon due July 15, 2054	500.0	500.0
Semi-annual payments of interest, fixed rate of 5.55%, balloon due February 15, 2055	1,500.0	1,500.0
Total Senior Notes	9,550.0	9,550.0
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	200.0	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	30.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	341.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	69.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	79.0
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100.0	100.0
Semi-annual payments of interest, fixed rate of 2.46%, balloon due May 5, 2036	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	56.0
Total Note Purchase Agreements	3,523.0	3,523.0
Credit Agreement:
Periodic payments of interest and principal, expires April 3, 2030	—	—
Premium Financing Debt Facility - expires October 31, 2026:
Facility B
AUD denominated tranche, interbank rates plus 1.400%	144.9	218.2
NZD denominated tranche, interbank rates plus 1.850%	—	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.830%	—	—
NZD denominated tranche, interbank rates plus 0.990%	7.9	7.0
Total Premium Financing Debt Facility	152.8	225.2
Total corporate and other debt	13,225.8	13,298.2
Less unamortized debt acquisition costs on Senior Notes and Note Purchase Agreements	(87.9)	(90.1)
Less unamortized discount on Bonds Payable	(50.3)	(51.0)
Net corporate and other debt	$13,087.6	$13,157.1
The Senior Notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.

7. Earnings Per Share

The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended
	March 31,
	2025	2024
Net earnings attributable to controlling interests	$704.4	$608.4
Weighted average number of common shares outstanding	254.8	217.5
Dilutive effect of stock options using the treasury stock method	4.6	4.5
Weighted average number of common and common equivalent shares outstanding	259.4	222.0
Basic net earnings per share	$2.76	$2.80
Diluted net earnings per share	$2.72	$2.74

Anti-dilutive stock-based awards of 0.4 million and 0.5 million shares were outstanding at the three-month periods ended March 31, 2025 and 2024, respectively, which were excluded in the computation of the dilutive effect of stock-based awards for the three-month periods then ended. These stock‑based awards were excluded from the computation because the exercise prices on these stock‑based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.

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

The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) was 2.1 million at March 31, 2025.

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

On March 1, 2025, the compensation committee granted 829,000 options under the LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2028, 2029 and 2030, respectively. On March 1, 2024, the compensation committee granted 1,044,000 options under the LTIP to our officers and key employees that become exercisable at the rate of 34%, 33% and 33% on the anniversary date of the grant in 2027, 2028 and 2029, respectively. The 2025 and 2024 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. Stock options granted in 2025 and 2024 to executive officers are not subject to forfeiture upon such officers’ departure from the Company once they attain the age of 62.

During the three-month periods ended March 31, 2025 and 2024, we recognized $17.8 million and $15.1 million, respectively, of compensation expense related to our stock option grants.

For purposes of expense recognition, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2025	2024
Expected dividend yield	0.8%	1.0%
Expected risk-free interest rate	4.1%	4.2%
Volatility	25.4%	25.3%
Expected life (in years)	5.5	5.5

Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2025 and 2024, as determined on the grant date using the Black-Scholes option pricing model, was $98.27 and $69.55, respectively.

The following is a summary of our stock option activity and related information for 2025 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2025
			Weighted
			Average
		Weighted	Remaining
	Shares	Average	Contractual	Aggregate
	Under	Exercise	Term	Intrinsic
	Option	Price	(in years)	Value
Beginning balance	7.3	$148.26
Granted	0.8	337.74
Exercised	(0.7)	105.94
Forfeited or canceled	(0.1)	181.36
Ending balance	7.3	$173.78	4.08	$1,259.8
Exercisable at end of period	2.6	$109.41	2.39	$608.9
Ending unvested and expected to vest	4.3	$205.82	4.95	$601.4

Options with respect to 9.9 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at March 31, 2025.

The total intrinsic value of options exercised during the three-month periods ended March 31, 2025 and 2024 was $162.3 million and $123.4 million, respectively. As of March 31, 2025, we had approximately $184.4 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Other information regarding stock options outstanding and exercisable at March 31, 2025 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
				Weighted
				Average
				Remaining	Weighted		Weighted
				Contractual	Average		Average
			Number	Term	Exercise	Number	Exercise
Range of Exercise Prices			Outstanding	(in years)	Price	Exercisable	Price
$79.59	—	$79.59	0.5	0.95	$79.59	0.5	$79.59
86.17	—	86.17	0.9	1.95	86.17	0.9	86.17
127.90	—	127.90	1.2	2.96	127.90	0.7	127.90
156.85	—	156.85	0.8	3.84	156.85	0.2	156.85
158.56	—	161.14	1.0	3.97	158.66	0.3	158.56
177.09	—	202.13	1.1	4.96	177.80	—	—
238.88	—	243.54	1.0	5.92	243.54	—	—
337.74	—	337.74	0.8	6.92	337.74	—	—
$79.59	—	$337.74	7.3	4.08	$173.78	2.6	$109.41

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

In the first quarters of 2025 and 2024, the compensation committee approved $22.2 million and $23.2 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2025 and 2024, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2025 and 2024 awards. During the three-month periods ended March 31, 2025 and 2024, we charged $3.5 million and $4.0 million, respectively, to compensation expense related to these awards.

In the first quarters of 2025 and 2024, the compensation committee approved $2.3 million and $2.3 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in the first quarters of 2025 and 2024, respectively. During each of the three-month periods ended March 31, 2025 and 2024, we charged $0.5 million to compensation expense related to these awards. There were no distributions from the sub-plans during the three-month periods ended March 31, 2025 and 2024.

At March 31, 2025 and December 31, 2024, we recorded $97.3 million (related to 2.1 million shares) and $77.0 million (related to 2.2 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity-based awards under the plan at March 31, 2025 and December 31, 2024 was $719.0 million and $616.4 million, respectively. During the three-month periods ended March 31, 2025 and 2024, cash and equity awards with an aggregate fair value of $10.9 million and $7.9 million, respectively, were vested and distributed to executives under the DEPP.

We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarters of 2025 and 2024, the compensation committee approved $7.8 million and $8.1 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the first quarters of 2025 and 2024, respectively. During the three-month periods ended March 31, 2025 and 2024, we charged $4.7 million and $4.8 million, respectively, to compensation expense related to these awards. There were no distributions from the DCPP during the three-month periods ended March 31, 2025 and 2024.

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

The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the Company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At March 31, 2025, 2.1 million shares were available for grant under the LTIP for such awards.

In the first quarters of 2025 and 2024, we granted 297,000 and 345,000 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $94.3 million and $83.9 million, respectively, at the date of grant. These 2025 and 2024 awards of restricted stock units vest in full based on continued employment through March 1, 2030 and March 1, 2029, respectively.

We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our unaudited consolidated financial statements. During the three-month periods ended March 31, 2025 and 2024, we recognized $13.2 million and $12.9 million, respectively, to compensation expense related to restricted stock unit awards granted in 2020 through 2025. The total intrinsic value of unvested restricted stock units at March 31, 2025 and 2024 was $530.5 million and $402.0 million, respectively. During the three-month periods ended March 31, 2025 and 2024, equity awards (including accrued dividends) with an aggregate value of $110.8 million and $83.3 million, respectively, were vested and distributed to employees under this plan.

Performance Share Awards

On March 1, 2025 and March 1, 2024, pursuant to the LTIP, respectively, the compensation committee approved 68,000 and 58,000, respectively, of provisional performance share awards, with an aggregate fair value of $21.8 million and $14.2 million, respectively, for future grants to our officers. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2025 Proxy Statement). Earned shares for the 2025 and 2024 provisional awards will fully vest based on continuous employment through March 1, 2028 and March 1, 2027, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable thereafter. The 2025 and 2024 awards are subject to a three-year performance period that began on January 1, 2025 and 2024, respectively, and vest on the three-year anniversary of the date of grant (March 1, 2028 and March 1, 2027). Performance share awards granted in 2023 to certain executive officers age 55 or older are not subject to forfeitures upon such officers’ departure from the Company after two years from date of grant. Performance share awards granted in 2024 to executive officers are not subject to forfeiture upon such officers’ departure from the Company once they attain the age of 62. In each case, the awards vest on a pro rata basis based on the number of months rounded up during which the officer was employed during the three-year performance period. During the three-month periods ended March 31, 2025 and 2024, we recognized $6.3 million and $5.0 million, respectively, to compensation expense related to performance share awards granted in 2021 through 2025. The total intrinsic value of unvested performance share awards at March 31, 2025 and 2024 was $113.1 million and $94.9 million, respectively. During the three-month periods ended March 31, 2025 and 2024, equity awards (including accrued dividends) with an aggregate fair value of $35.5 million and $31.6 million, respectively, were vested and distributed to employees under this plan.

Cash Awards

Pursuant to our Performance Unit Program (which we refer to as the Program), there were no units granted in the three-month periods ended March 31, 2025 and 2024. The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITDAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units will fully vest based on continuous employment through the three-year vesting period. The ultimate award value will be equal to the trailing twelve-month price of our common stock, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.

On March 15, 2022, pursuant to the Program, the compensation committee approved provisional cash awards of $19.9 million in the aggregate for future grants to our officers and key employees that are denominated in units (125,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. During the three-month period ended March 31, 2024, we recognized $3.4 million to compensation expense related to these awards.

During the three-month period ended March 31, 2025, cash awards related to the 2022 provisional award with an aggregate fair value of $26.5 million (111,000 units in the aggregate) were vested and distributed to employees under the program. During the three-month period ended March 31, 2024, cash awards related to the 2021 provisional award with an aggregate fair value of $25.4 million (129,000 units in the aggregate) were vested and distributed to employees under the program.

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

We have not received or pledged any collateral related to derivative arrangements at March 31, 2025.

The notional and fair values of derivatives designated as hedging instruments are as follows at March 31, 2025 and December 31, 2024 (in millions):

		Derivative Assets		Derivative Liabilities
	Notional	Balance Sheet	Fair	Balance Sheet	Fair
Instrument	Amount	Classification	Value	Classification	Value
At March 31, 2025
Interest rate contracts	$1,000.0	Other current assets	$—	Accrued compensation and other current liabilities	$—
		Other noncurrent assets	—	Other noncurrent liabilities	9.0
Foreign exchange contracts (1)	16.4	Other current assets	10.4	Accrued compensation and other current liabilities	0.9
		Other noncurrent assets	8.0	Other noncurrent liabilities	2.5
Total	$1,016.4		$18.4		$12.4
At December 31, 2024
Interest rate contracts	$—	Other current assets	$—	Accrued compensation and other current liabilities	$—
		Other noncurrent assets	—	Other noncurrent liabilities	—
Foreign exchange contracts (1)	24.4	Other current assets	6.2	Accrued compensation and other current liabilities	2.4
		Other noncurrent assets	2.6	Other noncurrent liabilities	2.9
Total	$24.4		$8.8		$5.3

(1)
Included within foreign exchange contracts at March 31, 2025 were $747.3 million of call options, offset with $747.3 million of put options, and $0.6 million of buy forwards, offset with $17.0 million of sell forwards. Included within foreign exchange contracts at December 31, 2024 were $595.4 million of call options, offset with $595.4 million of put options, and $1.2 million of buy forwards, offset with $25.6 million of sell forwards.

The effect of cash flow hedge accounting on accumulated other comprehensive loss for the three-month periods ended March 31, 2025 and 2024 was as follows (in millions):

			Amount of
		Amount of	Gain
		Gain (Loss)	Recognized
	Amount of	Reclassified	in Earnings
	Gain (Loss)	from	Related to
	Recognized in	Accumulated	Amount
	Accumulated	Other	Excluded
	Other	Comprehensive	from
	Comprehensive	Loss into	Effectiveness	Statement of Earnings
Instrument	Loss (1)	Earnings	Testing	Classification
Three-month period ended March 31, 2025
Interest rate contracts	$(12.7)	$(0.3)	$—	Interest expense
Foreign exchange contracts	10.7	(0.4)	—	Commission revenue
		(0.6)	0.1	Compensation expense
		(0.4)	—	Operating expense
Total	$(2.0)	$(1.7)	$0.1
Three-month period ended March 31, 2024
Interest rate contracts	$0.7	$(0.3)	$—	Interest expense
Foreign exchange contracts	(3.4)	0.2	—	Commission revenue
		(0.5)	0.3	Compensation expense
		(0.3)	0.2	Operating expense
Total	$(2.7)	$(0.9)	$0.5

(1)
For the three-month period ended March 31, 2025, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of $0.1 million. For the three-month period ended March 31, 2024, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a gain of $0.3 million.

We estimate that approximately $22.1 million of pretax gain currently included within accumulated other comprehensive income will be reclassified into earnings in the next twelve months.

12. Commitments, Contingencies and Off-Balance Sheet Arrangements

In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note Purchase Agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase obligations at March 31, 2025 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Senior Notes	$—	$—	$750.0	$—	$750.0	$8,050.0	$9,550.0
Note Purchase Agreements	200.0	640.0	478.0	200.0	350.0	1,655.0	3,523.0
Credit Agreement	—	—	—	—	—	—	—
Premium Financing Debt Facility	152.8	—	—	—	—	—	152.8
Interest on debt	433.8	611.5	593.0	539.2	528.5	6,589.4	9,295.4
Total debt obligations	786.6	1,251.5	1,821.0	739.2	1,628.5	16,294.4	22,521.2
Operating lease obligations	87.7	110.1	88.7	66.5	37.2	82.3	472.5
Less sublease arrangements	(1.7)	(2.0)	(1.9)	(1.3)	(1.0)	—	(7.9)
Outstanding purchase obligations	102.4	103.6	63.4	38.7	25.6	54.4	388.1
Total contractual obligations	$975.0	$1,463.2	$1,971.2	$843.1	$1,690.3	$16,431.1	$23,373.9

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

Outstanding Purchase Obligations - The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at March 31, 2025. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.

Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of March 31, 2025 were as follows (in millions):

							Total
	Amount of Commitment Expiration by Period						Amounts
Off-Balance Sheet Commitments	2025	2026	2027	2028	2029	Thereafter	Committed
Letters of credit	$—	$—	$—	$—	$—	$14.2	$14.2
Financial guarantees	0.5	—	—	—	—	28.2	28.7
Total commitments	$0.5	$—	$—	$—	$—	$42.4	$42.9

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

Since January 1, 2002, we have acquired 761 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2021 to 2025 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $2,154.0 million, of which $1,368.0 million was recorded in our consolidated balance sheet as of March 31, 2025 based on the estimated fair value of the expected future payments to be made, of which approximately $576.3 million can be settled in cash or stock at our option and $791.7 million must be settled in cash.

Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at March 31, 2025 or December 31, 2024, that was recourse to us.

At March 31, 2025, we had posted one letter of credit totaling $0.4 million, in the aggregate, related to our self‑insurance deductibles, for which we had a recorded liability of $11.3 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At March 31, 2025, we had posted eight letters of credit totaling $13.0 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity and one letter of credit totaling $0.8 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition. These letters of credit have never been drawn upon.

Litigation, Regulatory and Taxation Matters - We routinely are involved in legal proceedings, claims, disputes, regulatory matters and governmental inspections or investigations arising in the ordinary course of or incidental to our business, including errors and omissions (which we refer to as E&O) claims and those noted below in this section. We record accruals in the unaudited consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies, unless disclosed below. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other adverse events could occur, including the payment of substantial monetary damages or an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies, which may result in a material adverse impact on our business, results of operations or financial position.

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

Contingent Liabilities - We purchase insurance to provide protection from E&O claims that may arise during the ordinary course of business. Currently we retain the first $15.0 million of each and every E&O claim. In addition, we retain, in aggregate, up to another $2.0 million between $15.0 million and $100.0 million, plus up to another $10.0 million between $100.0 million and $225.0 million, and up to another $20.0 million between $225.0 million and $400.0 million. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the March 31, 2025 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $6.9 million and below the upper end of the actuarial range by $8.2 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

13. Supplemental Disclosures of Cash Flow Information

	Three-month period ended March 31,
Supplemental disclosures of cash flow information (in millions):	2025	2024
Interest paid	$133.0	$104.4
Income taxes paid, net	67.3	71.7

The following is a reconciliation of our end of period cash, cash equivalents, restricted cash and fiduciary cash balances as presented in the consolidated statement of cash flows for the three-month periods ended March 31, 2025 and 2024 (in millions):

	March 31,
	2025	2024
Cash and cash equivalents - non-restricted cash	$16,482.6	$1,571.6
Cash and cash equivalents - restricted cash	209.2	191.0
Total cash and cash equivalents	16,691.8	1,762.6
Fiduciary cash	5,547.8	5,318.2
Total cash, cash equivalents, restricted cash and fiduciary cash	$22,239.6	$7,080.8

Total cash and cash equivalents, restricted cash and fiduciary cash at March 31, 2025 and March 31, 2024, include $17,044.9 million and $2,116.1 million, respectively, of income earning money market accounts. The increase in cash invested in money market accounts between years is primarily due to the proceeds received from the AssuredPartners Financing ($13.5 billion) and proceeds received in January 2025 from the exercise by the underwriters of the overallotment provision related to the follow-on-common stock offering ($1.3 billion). Refer to Note 6 for more information regarding the senior notes. The dividend income on money market accounts was recorded in interest income, premium finance and other income in our consolidated statement of earnings, which increased $154.2 million during March 31, 2025 ($142.6 million of which related to the proceeds from the AssuredPartners Financing) to $247.6 million for the period ended March 31, 2024 compared to $93.4 million for the period ended March 31, 2024.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pretax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or the common stock of the Company. We expensed (net of plan forfeitures) $29.9 million and $26.1 million related to the plan in the three-month periods ended March 31, 2025 and 2024, respectively. During 2024, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which was funded in February 2025. During 2023, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2023 plan year to be funded with our common stock, which was funded in February 2024.

14. Accumulated Other Comprehensive Loss

The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following (in millions):

		Foreign	Fair Value of	Accumulated
	Pension	Currency	Derivative	Comprehensive
	Liability	Translation	Investments	Loss
Balance as of December 31, 2024	$(23.2)	$(1,232.8)	$104.9	$(1,151.1)
Net change in period	(0.1)	217.3	(0.1)	217.1
Balance as of March 31, 2025	$(23.3)	$(1,015.5)	$104.8	$(934.0)

The foreign currency translation during the three-month period ended March 31, 2025 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand, the U.K. and other non-U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, British pound, Canadian dollar and New Zealand dollar. To prepare our unaudited consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during the three-month period ended March 31, 2025 primarily relates to goodwill (see Note 5 for the impact on goodwill) and amortizable intangible assets held by operations with a non-U.S. dollar functional currency.

During the three-month periods ended March 31, 2025 and 2024, $1.7 million and $0.9 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During the three-month periods ended March 31, 2025 and 2024, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.

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

Revenues in the corporate segment consists of other income related to the run-off of clean energy and legacy investments. In addition, the corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs and the impact of foreign currency remeasurements.

Allocations of interest income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using the local country statutory rates. Reported operating results by segment would change if different methods were applied.

Our Chief Operating Decision Maker (which we refer to as CODM), who is our Chairman and Chief Executive Officer analyzes and evaluates the operating performance of the three reportable segments presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by the CODM and there are no additional significant expenses within the expense categories presented in the tables below. The key areas of focus by the CODM for allocation of resources are revenues from each reportable segment, as well as their compensation and operating expenses.

Financial information relating to our segments for the three-month periods ended March 31, 2025 and 2024 as follows

(in millions):

Three-Month Period Ended March 31, 2025	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,249.2	$—	$—	$2,249.2
Fees	620.2	364.6	—	984.8
Supplemental revenues	113.9	—	—	113.9
Contingent revenues	92.9	—	—	92.9
Interest income, premium finance revenues and other income	238.4	8.8	0.4	247.6
Revenues before reimbursements	3,314.6	373.4	0.4	3,688.4
Reimbursements	—	39.0	—	39.0
Total revenues	3,314.6	412.4	0.4	3,727.4
Compensation	1,617.2	231.1	49.4	1,897.7
Operating	346.4	70.8	73.2	490.4
Reimbursements	—	39.0	—	39.0
Interest	—	—	158.4	158.4
Depreciation	32.9	9.5	1.7	44.1
Amortization	203.6	5.7	—	209.3
Change in estimated acquisition earnout payables	15.4	0.4	—	15.8
Total expenses	2,215.5	356.5	282.7	2,854.7
Earnings (loss) before income taxes	1,099.1	55.9	(282.3)	872.7
Provision (benefit) for income taxes	283.0	14.8	(134.0)	163.8
Net earnings (loss)	816.1	41.1	(148.3)	708.9
Net earnings (loss) attributable to noncontrolling interests	4.5	—	—	4.5
Net earnings (loss) attributable to controlling interests	$811.6	$41.1	$(148.3)	$704.4
Net foreign exchange gain	$0.6	$—	$23.9	$24.5
Revenues:
United States	$2,131.2	$331.8	$0.4	$2,463.4
United Kingdom	675.5	21.3	—	696.8
Australia	68.6	56.2	—	124.8
Canada	99.0	1.8	—	100.8
New Zealand	39.8	0.1	—	39.9
Other foreign	300.5	1.2	—	301.7
Total revenues	$3,314.6	$412.4	$0.4	$3,727.4
At March 31, 2025
Identifiable assets:
United States	$22,461.1	$1,129.9	$17,551.0	$41,142.0
United Kingdom	20,826.5	427.4	9.9	21,263.8
Australia	1,582.6	379.6	—	1,962.2
Canada	1,684.9	4.5	—	1,689.4
New Zealand	658.9	13.5	—	672.4
Other foreign	7,213.8	27.5	124.6	7,365.9
Total identifiable assets	$54,427.8	$1,982.4	$17,685.5	$74,095.7
Goodwill - net	$12,277.0	$419.2	$18.5	$12,714.7
Amortizable intangible assets - net	4,335.4	196.8	—	4,532.2

Three-Month Period Ended March 31, 2024	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,993.6	$—	$—	$1,993.6
Fees	606.7	344.5	—	951.2
Supplemental revenues	93.9	—	—	93.9
Contingent revenues	86.0	—	—	86.0
Interest income, premium finance revenues and other income	84.7	8.3	0.4	93.4
Revenues before reimbursements	2,864.9	352.8	0.4	3,218.1
Reimbursements	—	38.6	—	38.6
Total revenues	2,864.9	391.4	0.4	3,256.7
Compensation	1,476.8	213.9	35.2	1,725.9
Operating	339.4	68.4	27.9	435.7
Reimbursements	—	38.6	—	38.6
Interest	—	—	92.2	92.2
Depreciation	32.8	10.9	1.7	45.4
Amortization	156.0	6.3	—	162.3
Change in estimated acquisition earnout payables	(16.2)	0.1	—	(16.1)
Total expenses	1,988.8	338.2	157.0	2,484.0
Earnings (loss) before income taxes	876.1	53.2	(156.6)	772.7
Provision (benefit) for income taxes	223.5	13.9	(77.4)	160.0
Net earnings (loss)	652.6	39.3	(79.2)	612.7
Net earnings (loss) attributable to noncontrolling interests	4.3	—	—	4.3
Net earnings (loss) attributable to controlling interests	$648.3	$39.3	$(79.2)	$608.4
Net foreign exchange loss	$(0.7)	$—	$(0.4)	$(1.1)
Revenues:
United States	$1,814.0	$320.5	$0.4	$2,134.9
United Kingdom	584.8	14.0	—	598.8
Australia	68.0	53.0	—	121.0
Canada	103.1	1.7	—	104.8
New Zealand	41.7	2.2	—	43.9
Other foreign	253.3	—	—	253.3
Total revenues	$2,864.9	$391.4	$0.4	$3,256.7
At March 31, 2024
Identifiable assets:
United States	$23,482.4	$1,078.8	$2,826.8	$27,388.0
United Kingdom	21,950.1	119.9	—	22,070.0
Australia	1,579.6	451.7	—	2,031.3
Canada	1,730.1	4.3	—	1,734.4
New Zealand	662.6	18.8	—	681.4
Other foreign	6,966.8	—	104.0	7,070.8
Total identifiable assets	$56,371.6	$1,673.5	$2,930.8	$60,975.9
Goodwill - net	$11,281.0	$232.1	$19.0	$11,532.1
Amortizable intangible assets - net	4,430.0	191.7	—	4,621.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis that follows relates to our financial condition and results of operations for the three-month period ended March 31, 2025. Readers should review this information in conjunction with the March 31, 2025 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2024.

Prior Year Discussion of Results and Comparisons

For Information on fiscal first quarter 2024 results and similar comparisons, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-Q for the fiscal three-month period ended March 31, 2024.

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

•
Adjusted measures - We define these measures as revenues (for the brokerage segment), revenues before reimbursements (for the risk management segment), net earnings, compensation expense and operating expense, respectively, each adjusted to exclude the following, as applicable:
•
Net (gains) losses on divestitures, which are primarily net proceeds received related to sales of books of business and other divestiture transactions, such as the disposal of a business through sale or closure.
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
•
Transaction-related costs, which are associated with completed, future and terminated acquisitions. Costs primarily relate to the acquisitions of Willis Re, Buck, Cadence Insurance, Eastern Insurance and Woodruff Sawyer, which closed on April 10, 2025, and the pending acquisition of AssuredPartners. These include costs related to regulatory filings, legal and accounting services, insurance and incentive compensation.
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
•
EBITDAC, as adjusted and EBITDAC Margin, as adjusted - Adjusted EBITDAC is EBITDAC adjusted to exclude net gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, transaction related costs, and the period-over-period impact of foreign currency translation as applicable, and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance, and are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.
•
EPS, as adjusted and Net Earnings, as adjusted - Adjusted net earnings have been adjusted to exclude the after-tax impact of net gains on divestitures, acquisition integration costs, the impact of foreign currency translation, workforce related charges, lease termination related charges, acquisition related adjustments, transaction related costs, amortization of intangible assets, and effective income tax rate impact, as applicable. Adjusted EPS is Adjusted Net Earnings divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and for the overall business is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.

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

Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 42 and 49), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on page 38), for organic revenue measures (on pages 43 and 49), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses and adjusted EBITDAC margin, (on page 45) for the brokerage segment and (on pages 50 and 51) for the risk management segment.

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

Overview and First Quarter 2025 Highlights

We are engaged in providing insurance brokerage, reinsurance brokerage, consulting services, and third-party property/casualty claims settlement and administration services to entities and individuals around the world. In the three-month period ended March 31, 2025, we generated approximately 66% of our revenues for the combined brokerage and risk management segments domestically and 34% internationally, primarily in Australia, Canada, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate. The brokerage and risk management segments contributed approximately 89% and 11%, respectively, to revenues during the three-month period ended March 31, 2025. The corporate segment did not generate any significant revenues in the three-month period ended March 31, 2025. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Interest income is earned on cash, cash equivalents and fiduciary cash and revenues are generated from premium financing.

We use the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey as an indicator of the insurance rate environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S. The first quarter 2025 survey had not been published as of the filing date of this report. The fourth quarter 2024 survey indicated that commercial property/casualty rates increased by 5.4% on average and we expect a similar trend to be noted when the CIAB's first quarter 2025 survey report is issued, which would indicate overall continued price firming and hardening in most lines of business.

We believe increases in property/casualty rates will continue for the remainder of 2025 due to rising loss costs, increased frequency of natural catastrophe and weather related losses, prior year reserve volatility and social inflation. We estimate global insured natural catastrophe losses were approximately $56 billion during first quarter 2025, including approximately $40 billion of insured losses due to the California wildfires. Further global natural catastrophe loss activity from severe convective storms, hurricanes and earthquakes during the remainder of 2025 may cause insurance and/or reinsurance carriers to increase property pricing upon renewal. Additionally, if loss trends deteriorate over the coming quarters, or if profitability concerns on casualty lines increase, it could lead to a more difficult rate and conditions environment in certain lines. The combination of increasing insurable values, a tight labor market and low unemployment is likely contributing to increases in client insured exposures and we have yet to see any meaningful changes in our customers’ business activity from the prospect of tariffs. Additionally, we expect that our history of strong new business generation, solid retentions and enhanced value‑added services for our carrier partners should result in further organic growth opportunities around the world. Overall, we believe that in a positive rate environment with increasing exposures, our professionals can demonstrate their expertise and high‑quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budgets. Based on our experience, insurance and reinsurance carriers appear to be making rational pricing decisions and are providing adequate capacity in the market for nearly all lines of coverage.

Summary of Financial Results - Three-Month Periods Ended March 31, 2025 and 2024

See the reconciliations of non-GAAP measures on page 39.

(In millions, except per share data)	1st Quarter 2025		1st Quarter 2024		Change
	Reported	Adjusted	Reported	Adjusted	Reported	Adjusted
	GAAP	Non-GAAP	GAAP	Non-GAAP	GAAP	Non-GAAP
Brokerage Segment
Revenues	$3,314.6	$3,308.2	$2,864.9	$2,820.6	16%	17%
Organic revenues		$2,984.2		$2,725.3		9.5%
Net earnings	$816.1		$652.6		25%
Net earnings margin	24.6%		22.8%		+ 184 bpts
Adjusted EBITDAC		$1,436.6		$1,123.8		28%
Adjusted EBITDAC margin		43.4%		39.8%		+ 359 bpts
Diluted net earnings per share	$3.13	$3.97	$2.92	$3.59	7%	11%
Risk Management Segment
Revenues before reimbursements	$373.4	$373.2	$352.8	$351.5	6%	6%
Organic revenues		$354.3		$341.0		3.9%
Net earnings	$41.1		$39.3		5%
Net earnings margin (before reimbursements)	11.0%		11.1%		- 13 bpts
Adjusted EBITDAC		$76.5		$72.7		5%
Adjusted EBITDAC margin (before reimbursements)		20.4%		20.7%		- 18 bpts
Diluted net earnings per share	$0.16	$0.19	$0.18	$0.20	(11)%	(5)%
Corporate Segment
Diluted net loss per share	$(0.57)	$(0.49)	$(0.36)	$(0.34)
Total Company
Diluted net earnings per share	$2.72	$3.67	$2.74	$3.45	(1)%	6%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$3.29	$4.16	$3.10	$3.79	6%	10%

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three-month period ended March 31, 2025 with the same period in 2024. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 42 and 49, respectively, of this filing.

For the Three-Month Periods Ended Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before						Diluted Net Earnings
	Reimbursements		Net Earnings (Loss)		EBITDAC		(Loss) Per Share
Segment	2025	2024	2025	2024	2025	2024	2025	2024	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$3,314.6	$2,864.9	$816.1	$652.6	$1,351.0	$1,048.7	$3.13	$2.92	7%
Net (gains) on divestitures	(6.4)	(0.5)	(4.8)	(0.4)	(6.4)	(0.5)	(0.02)	—
Acquisition integration	—	—	32.9	36.4	44.0	48.7	0.13	0.16
Workforce and lease termination	—	—	13.4	8.7	17.9	11.6	0.05	0.04
Acquisition related adjustments	—	(26.0)	24.6	(8.3)	30.1	23.8	0.09	(0.02)
Amortization of intangible assets	—	—	152.2	116.7	—	—	0.59	0.53
Effective income tax rate impact	—	—	—	(2.6)	—	—	—	(0.01)
Levelized foreign currency translation	—	(17.8)	—	(6.3)	—	(8.5)	—	(0.03)
Brokerage, as adjusted *	3,308.2	2,820.6	1,034.4	796.8	1,436.6	1,123.8	3.97	3.59	11%
Risk Management, as reported	373.4	352.8	41.1	39.3	71.5	70.5	0.16	0.18	(11)%
Net (gains) losses on divestitures	(0.2)	0.2	(0.1)	0.1	(0.2)	0.2	—	—
Acquisition integration	—	—	1.1	0.5	1.6	0.7	—	—
Workforce and lease termination	—	—	2.3	0.9	3.2	1.2	0.01	—
Acquisition related adjustments	—	—	0.3	0.1	0.4	0.1	—	—
Amortization of intangible assets	—	—	4.2	4.5	—	—	0.02	0.02
Levelized foreign currency translation	—	(1.5)	—	0.1	—	—	—	—
Risk Management, as adjusted *	373.2	351.5	48.9	45.5	76.5	72.7	0.19	0.20	(5)%
Corporate, as reported	0.4	0.4	(148.3)	(79.2)	(122.2)	(62.7)	(0.57)	(0.36)
Transaction-related costs	—	—	20.0	2.7	23.1	3.2	0.08	0.02
Corporate, as adjusted*	0.4	0.4	(128.3)	(76.5)	(99.1)	(59.5)	(0.49)	(0.34)
Total Company, as reported	$3,688.4	$3,218.1	$708.9	$612.7	$1,300.3	$1,056.5	$2.72	$2.74	(1)%
Total Company, as adjusted *	$3,681.8	$3,172.5	$955.0	$765.8	$1,414.0	$1,137.0	$3.67	$3.45	6%
Total Brokerage & Risk
Management, as reported	$3,688.0	$3,217.7	$857.2	$691.9	$1,422.5	$1,119.2	$3.29	$3.10	6%
Total Brokerage & Risk
Management, as adjusted *	$3,681.4	$3,172.1	$1,083.3	$842.3	$1,513.1	$1,196.5	$4.16	$3.79	10%

*For the three-month period ended March 31, 2025, the pretax impact of the brokerage segment adjustments totals $292.0 million, mostly due to non-cash period expenses related to intangible amortization, with a corresponding adjustment to the provision for income taxes of $73.7 million relating to these items. For the three-month period ended March 31, 2025, the pretax impact of the risk management segment adjustments totals $10.7 million, with a corresponding adjustment to the provision for income taxes of $2.9 million relating to these items. For the three-month period ended March 31, 2025, the pretax impact of the corporate segment adjustments totals $23.1 million, with a corresponding adjustment to the benefit for income taxes of $3.1 million. A detailed reconciliation of the 2025 provision (benefit) for income taxes is shown on page 39.

*For the three-month period ended March 31, 2024, the pretax impact of the brokerage segment adjustments totals $196.4 million, with a corresponding adjustment to the provision for income taxes of $52.2 million relating to these items. For the three-month period ended March 31, 2024, the pretax impact of the risk management segment adjustments totals $8.6 million, with a corresponding adjustment to the provision for income taxes of $2.4 million relating to these items. For the three-month period ended March 31, 2024, the pretax impact of the corporate segment adjustments totals $3.2 million, with a corresponding adjustment to the benefit for income taxes of $0.5 million. A detailed reconciliation of the 2024 provision (benefit) for income taxes is shown on page 39.

Reconciliation of Non-GAAP Measures - Pretax Earnings and Diluted Net Earnings per Share

(In millions, except share and per share data)
	Earnings	Provision		Net Earnings (Loss)	Net Earnings (Loss)
	(Loss)	(Benefit)		Attributable to	Attributable to	Diluted Net
	Before Income	for Income	Net Earnings	Noncontrolling	Controlling	Earnings (Loss)
	Taxes	Taxes	(Loss)	Interests	Interests	per Share
Quarter Ended March 31, 2025
Brokerage, as reported	$1,099.1	$283.0	$816.1	$4.5	$811.6	$3.13
Net (gains) on divestitures	(6.4)	(1.6)	(4.8)	—	(4.8)	(0.02)
Acquisition integration	44.0	11.1	32.9	—	32.9	0.13
Workforce and lease termination	17.9	4.5	13.4	—	13.4	0.05
Acquisition related adjustments	32.9	8.3	24.6	—	24.6	0.09
Amortization of intangible assets	203.6	51.4	152.2	—	152.2	0.59
Brokerage, as adjusted	$1,391.1	$356.7	$1,034.4	$4.5	$1,029.9	$3.97
Risk Management, as reported	$55.9	$14.8	$41.1	$—	$41.1	$0.16
Net (gains) on divestitures	(0.2)	(0.1)	(0.1)	—	(0.1)	—
Acquisition integration	1.6	0.5	1.1	—	1.1	—
Workforce and lease termination	3.2	0.9	2.3	—	2.3	0.01
Acquisition related adjustments	0.4	0.1	0.3	—	0.3	—
Amortization of intangible assets	5.7	1.5	4.2	—	4.2	0.02
Risk Management, as adjusted	$66.6	$17.7	$48.9	$—	$48.9	$0.19
Corporate, as reported	$(282.3)	$(134.0)	$(148.3)	$—	$(148.3)	$(0.57)
Transaction-related costs	23.1	3.1	20.0	—	20.0	0.08
Corporate, as adjusted	$(259.2)	$(130.9)	$(128.3)	$—	$(128.3)	$(0.49)
Quarter Ended March 31, 2024
Brokerage, as reported	$876.1	$223.5	$652.6	$4.3	$648.3	$2.92
Net (gains) on divestitures	(0.5)	(0.1)	(0.4)	—	(0.4)	—
Acquisition integration	48.7	12.3	36.4	—	36.4	0.16
Workforce and lease termination	11.6	2.9	8.7	—	8.7	0.04
Acquisition related adjustments	(11.1)	(2.8)	(8.3)	(3.0)	(5.3)	(0.02)
Amortization of intangible assets	156.0	39.3	116.7	—	116.7	0.53
Effective income tax rate impact	—	2.6	(2.6)	—	(2.6)	(0.01)
Levelized foreign currency translation	(8.3)	(2.0)	(6.3)	—	(6.3)	(0.03)
Brokerage, as adjusted	$1,072.5	$275.7	$796.8	$1.3	$795.5	$3.59
Risk Management, as reported	$53.2	$13.9	$39.3	$—	$39.3	$0.18
Net losses on divestitures	0.2	0.1	0.1	—	0.1	—
Acquisition integration	0.7	0.2	0.5	—	0.5	—
Workforce and lease termination	1.2	0.3	0.9	—	0.9	—
Acquisition related adjustments	0.1	—	0.1	—	0.1	—
Amortization of intangible assets	6.3	1.8	4.5	—	4.5	0.02
Levelized foreign currency translation	0.1	—	0.1	—	0.1	—
Risk Management, as adjusted	$61.8	$16.3	$45.5	$—	$45.5	$0.20
Corporate, as reported	$(156.6)	$(77.4)	$(79.2)	$—	$(79.2)	$(0.36)
Transaction-related costs	3.2	0.5	2.7	—	2.7	0.02
Corporate, as adjusted	$(153.4)	$(76.9)	$(76.5)	$—	$(76.5)	$(0.34)

Acquisition of AssuredPartners and Woodruff Sawyer

As previously disclosed, on December 7, 2024, we signed a definitive agreement to acquire all of the issued and outstanding stock of Dolphin Topco, Inc., the holding company of AssuredPartners, Inc., a Delaware corporation (together with its subsidiaries, “AssuredPartners”) for gross consideration of $13.45 billion. The transaction is subject to customary regulatory approvals, On March 7, 2025, we received a request for additional information as part of the Hart-Scott-Rodino filing. We are actively responding to the request and expect that the transaction will close in the second half of 2025. AssuredPartners is a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines with operations in the U.K. and Ireland. We raised $8.5 billion of cash in our December 11, 2024 follow-on common stock offering and borrowed $5.0 billion of cash in our December 19, 2024 senior notes issuance (which we refer to, together with the follow-on common stock offering, as the AssuredPartners Financing) to fund the transaction. On January 7, 2025, we received an additional $1.28 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering.

On March 4, 2025, we signed a definitive agreement to acquire all of the issued and outstanding stock of Woodruff-Sawyer & Co. (which we refer to as Woodruff Sawyer) for consideration of $1.2 billion. The acquisition closed on April 10, 2025. We funded the transaction using cash on hand. Woodruff Sawyer provides a full suite of commercial property/casualty products, employee benefits solutions and risk management services with a focus on middle and large market clients. Woodruff Sawyer has over 600 employees serving through 14 U.S. offices and one U.K. office.

Results of Operations

Brokerage

The brokerage segment accounted for 89% of our revenues during the three-month period ended March 31, 2025. Our brokerage segment is primarily comprised of retail, wholesale and reinsurance brokerage operations. Our brokerage segment generates revenues by:

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

Financial information relating to our brokerage segment results for the three-month period ended March 31, 2025 compared to the same period in 2024, is as follows (in millions, except per share, percentages and workforce data):

	Three-month period ended March 31,
Statement of Earnings	2025	2024	Change
Commissions	$2,249.2	$1,993.6	$255.6
Fees	620.2	606.7	13.5
Supplemental revenues	113.9	93.9	20.0
Contingent revenues	92.9	86.0	6.9
Interest income, premium finance revenues and other income	238.4	84.7	153.7
Total revenues	3,314.6	2,864.9	449.7
Compensation	1,617.2	1,476.8	140.4
Operating	346.4	339.4	7.0
Depreciation	32.9	32.8	0.1
Amortization	203.6	156.0	47.6
Change in estimated acquisition earnout payables	15.4	(16.2)	31.6
Total expenses	2,215.5	1,988.8	226.7
Earnings before income taxes	1,099.1	876.1	223.0
Provision for income taxes	283.0	223.5	59.5
Net earnings	816.1	652.6	163.5
Net earnings attributable to noncontrolling interests	4.5	4.3	0.2
Net earnings attributable to controlling interests	$811.6	$648.3	$163.3
Diluted net earnings per share	$3.13	$2.92	$0.21
Other Information
Change in diluted net earnings per share	7%	23%
Growth in revenues	16%	21%
Organic change in commissions and fees	9%	9%
Compensation expense ratio	49%	52%
Operating expense ratio	10%	12%
Effective income tax rate	26%	26%
Workforce at end of period (includes acquisitions)	43,120	39,989
Identifiable assets at March 31	$54,427.8	$56,371.6
EBITDAC
Net earnings	$816.1	$652.6	$163.5
Provision for income taxes	283.0	223.5	59.5
Depreciation	32.9	32.8	0.1
Amortization	203.6	156.0	47.6
Change in estimated acquisition earnout payables	15.4	(16.2)	31.6
EBITDAC	$1,351.0	$1,048.7	$302.3

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2025 compared to the same period in 2024 (in millions):

		Three-month period ended March 31,
		2025	2024	Change
Net earnings, as reported		$816.1	$652.6	25%
Provision for income taxes		283.0	223.5
Depreciation		32.9	32.8
Amortization		203.6	156.0
Change in estimated acquisition earnout payables		15.4	(16.2)
EBITDAC		1,351.0	1,048.7	29%
Net (gains) on divestitures		(6.4)	(0.5)
Acquisition integration		44.0	48.7
Workforce and lease termination related charges		17.9	11.6
Acquisition related adjustments		30.1	23.8
Levelized foreign currency translation		—	(8.5)
EBITDAC, as adjusted		$1,436.6	$1,123.8	28%
Net earnings margin, as reported		24.6%	22.8%	+ 184 bpts
EBITDAC margin, as adjusted	*	43.4%	39.8%	+ 359 bpts
Reported revenues		$3,314.6	$2,864.9

* First quarter 2025 adjusted EBITDAC margin would be 40.9% excluding approximately $143.0 million of interest income revenues earned on the proceeds received in December 2024 related to the AssuredPartners Financing.

Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended March 31, 2025, compared to the same period in 2024, was due to revenues associated with acquisitions that were made in the twelve-month period ended March 31, 2025 ($90.6 million), and to the organic change in base commissions and fee revenues. The organic change in base commissions and fee revenues were 9.1% and 8.8% for the three-month periods ended March 31, 2025 and 2024, respectively.

In our property/casualty brokerage operations, during the three-month period ended March 31, 2025 we saw continued strong customer retention, higher new business generation and increasing renewal premiums (premium rates and exposures). We believe these favorable trends should continue for the remainder of 2025; however, if economic conditions worsen or premium rate increases slow, we could see our revenue growth soften.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month periods ended March 31, 2025 and 2024 include the following (in millions):

	Three-Month Period Ended March 31,
Organic Revenues (Non-GAAP)	2025	2024	Change
Base Commissions and Fees
Commission and fees, as reported	$2,869.4	$2,600.3	10.3%
Less commission and fee revenues from acquisitions	(90.6)	(26.0)
Less divested operations	—	(11.5)
Levelized foreign currency translation	—	(16.7)
Organic base commission and fees	$2,778.8	$2,546.1	9.1%
Supplemental revenues
Supplemental revenues, as reported	$113.9	$93.9	21.3%
Less supplemental revenues from acquisitions	(0.1)	—
Levelized foreign currency translation	—	(0.3)
Organic supplemental revenues	$113.8	$93.6	21.6%
Contingent revenues
Contingent revenues, as reported	$92.9	$86.0	8.0%
Less contingent revenues from acquisitions	(1.3)	—
Levelized foreign currency translation	—	(0.4)
Organic contingent revenues	$91.6	$85.6	7.0%
Total reported commissions, fees, supplemental revenues and contingent revenues	$3,076.2	$2,780.2	10.6%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(92.0)	(26.0)
Less divested operations	—	(11.5)
Levelized foreign currency translation	—	(17.4)
Total organic commissions, fees, supplemental revenues and contingent revenues	$2,984.2	$2,725.3	9.5%

The following is a summary of brokerage segment acquisition activity for 2025 and 2024:

	Three-month period ended March 31,
	2024	2023
Number of acquisitions closed	10	12
Estimated annualized revenues acquired (in millions)	$62.7	$69.2

In the three-month periods ended March 31, 2025 and 2024 we issued 49,000 and 357,000 shares, respectively, of our common stock issued at the request of sellers and/or in connection with tax-free exchange acquisitions.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2025, 2024 and 2023 by quarter are as follows (in millions):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	YTD
2025
Reported supplemental revenues	$113.9				$113.9
Reported contingent revenues	92.9				92.9
Reported supplemental and contingent revenues	$206.8				$206.8
2024
Reported supplemental revenues	$93.9	$88.7	$79.1	$97.7	$359.4
Reported contingent revenues	86.0	59.8	69.3	52.5	267.6
Reported supplemental and contingent revenues	$179.9	$148.5	$148.4	$150.2	$627.0
2023
Reported supplemental revenues	$81.6	$71.2	$70.8	$90.6	$314.2
Reported contingent revenues	71.8	54.2	53.9	55.4	235.3
Reported supplemental and contingent revenues	$153.4	$125.4	$124.7	$146.0	$549.5

Interest income, premium finance revenues and other income - This primarily represents interest income earned on cash, cash equivalents and fiduciary cash and revenues from premium financing, income from equity investments and net gains related to divestitures and sales of books of business.

Interest income, premium finance revenues and other income in the three-month period ended March 31, 2025 increased compared to the same period in 2024, primarily due to increases in interest income earned on our own and fiduciary funds, including the $142.6 million interest income earned in the three-month period ended March 31, 2025 related to the proceeds from the AssuredPartners Financing.

The following table provides a reconciliation of brokerage segment interest income, premium finance revenues and other income, as reported in our consolidated financial statements to interest income earned on cash, cash equivalents and fiduciary cash (in millions):

	Three-month period ended March 31,
	2025	2024
Interest income, premium finance revenues and other income	$238.4	$84.7
Less:
Net (gains) on divestitures	(6.4)	(0.5)
Premium financing revenues and net earnings from equity interests	(23.3)	(21.5)
Interest income from cash, cash equivalents, and fiduciary cash	$208.7	$62.7

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2025 with the same period in 2024 (in millions):

	Three-month period ended March 31,
	2025	2024
Compensation expense, as reported	$1,617.2	$1,476.8
Acquisition integration	(27.6)	(24.5)
Workforce and lease termination related charges	(16.5)	(10.4)
Acquisition related adjustments	(30.1)	(49.8)
Levelized foreign currency translation	—	(8.8)
Compensation expense, as adjusted	$1,543.0	$1,383.3
Reported compensation expense ratios	48.8%	51.6%
Adjusted compensation expense ratios	46.6%	49.0%
Reported revenues	$3,314.6	$2,864.9
Adjusted revenues - see page 38	$3,308.2	$2,820.6

The $140.4 million increase in compensation expense for the three-month period ended March 31, 2025 compared to the same period in 2024, was primarily due to increases in base and incentive compensation related to the hiring of producers and other roles to service and support organic growth and higher benefit costs - $103.7 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended March 31, 2025 ‑ $47.2 million, increases in workforce related charges - $6.1 million, increased acquisition integration costs - $3.1 million, partially offset by reduced acquisition earnout related adjustments - $19.7 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2025 with the same period in 2024 (in millions):

	Three-month period ended March 31
	2025	2024
Operating expense, as reported	$346.4	$339.4
Acquisition integration	(16.4)	(24.2)
Workforce and lease termination related charges	(1.4)	(1.2)
Levelized foreign currency translation	—	(0.5)
Operating expense, as adjusted	$328.6	$313.5
Reported operating expense ratios	10.5%	11.9%
Adjusted operating expense ratios	9.9%	11.1%
Reported revenues	$3,314.6	$2,864.9
Adjusted revenues - see page 38	$3,308.2	$2,820.6

The $7.0 million increase in operating expense for the three-month period ended March 31, 2025 compared to the same period in 2024, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2025 ‑ $12.4 million, additional investments in technology, partially offset by savings in real estate expenses related to office consolidations, and lower travel and entertainment related costs - $2.2 million in the aggregate, increased workforce related charges $0.2 million, partially offset by a decrease in acquisition integration costs - $7.8 million.

Depreciation - Depreciation expense increased in the three-month period ended March 31, 2025 compared to the same period in 2024 by $0.1 million. The increase in depreciation expense in 2025 compared to 2024 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increase in depreciation expense was the depreciation expense associated with acquisitions completed in the twelve-month period ended March 31, 2025.

Amortization - The increase in amortization expense in the three-month period ended March 31, 2025 compared to the same period in 2024 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended March 31, 2025. Based on the results of impairment reviews and decisions made to exit some non-core operations during the three-month period ended March 31, 2025, we wrote off $40.6 million of amortizable assets. Based on the results of impairment reviews during the three-month period ended March 31, 2024, no impairments were noted. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).

Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2025 compared to the same period in 2024, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During the three-month periods ended March 31, 2025 and 2024, we recognized $12.6 million and $18.7 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2021 to 2025. In addition, during the three-month periods ended March 31, 2025 and 2024, we recognized $2.8 million of expense and $34.9 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 28 and 37 acquisitions, respectively.

The amounts initially recorded as earnout payables for our 2021 to 2025 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to-three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.

Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2025 and 2024, were 25.7% and 25.5%, respectively. We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in our brokerage segment based on known changes in tax rates in future periods.

Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2025 and 2024, include noncontrolling interest earnings of $4.5 million and $4.3 million, respectively.

Risk Management

The risk management segment accounted for 11% of our revenue during the three-month period ended March 31, 2025. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, nonprofit, captive and public sector entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.

Financial information relating to our risk management segment results for the three-month period ended March 31, 2025 compared to the same period in 2024, is as follows (in millions, except per share, percentages and workforce data):

Statement of Earnings	Three-month period ended March 31,
	2025	2024	Change
Fees	$364.6	$344.5	$20.1
Interest income and other income	8.8	8.3	0.5
Revenues before reimbursements	373.4	352.8	20.6
Reimbursements	39.0	38.6	0.4
Total revenues	412.4	391.4	21.0
Compensation	231.1	213.9	17.2
Operating	70.8	68.4	2.4
Reimbursements	39.0	38.6	0.4
Depreciation	9.5	10.9	(1.4)
Amortization	5.7	6.3	(0.6)
Change in estimated acquisition earnout payables	0.4	0.1	0.3
Total expenses	356.5	338.2	18.3
Earnings before income taxes	55.9	53.2	2.7
Provision for income taxes	14.8	13.9	0.9
Net earnings	41.1	39.3	1.8
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to controlling interests	$41.1	$39.3	$1.8
Diluted net earnings per share	$0.16	$0.18	$(0.02)
Other information
Change in diluted net earnings per share	-11%	20%
Growth in revenues (before reimbursements)	6%	19%
Organic change in fees (before reimbursements)	4%	13%
Compensation expense ratio (before reimbursements)	62%	61%
Operating expense ratio (before reimbursements)	19%	19%
Effective income tax rate	26%	26%
Workforce at end of period (includes acquisitions)	10,594	9,832
Identifiable assets at March 31	$1,982.4	$1,673.5
EBITDAC
Net earnings	$41.1	$39.3	$1.8
Provision for income taxes	14.8	13.9	0.9
Depreciation	9.5	10.9	(1.4)
Amortization	5.7	6.3	(0.6)
Change in estimated acquisition earnout payables	0.4	0.1	0.3
EBITDAC	$71.5	$70.5	$1.0

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2025 to the same period in 2024 (in millions):

	Three-month period ended March 31,
	2025	2024	Change
Net earnings, as reported	$41.1	$39.3	5%
Provision for income taxes	14.8	13.9
Depreciation	9.5	10.9
Amortization	5.7	6.3
Change in estimated acquisition earnout payables	0.4	0.1
Total EBITDAC	71.5	70.5	1%
Net (gains) losses on divestitures	(0.2)	0.2
Acquisition integration	1.6	0.7
Workforce and lease termination related charges	3.2	1.2
Acquisition related adjustments	0.4	0.1
Levelized foreign currency translation	—	—
EBITDAC, as adjusted	$76.5	$72.7	5%
Net earnings margin (before reimbursements), as reported	11.0%	11.1%	- 13 bpts
EBITDAC margin (before reimbursements), as adjusted	20.4%	20.7%	- 18 bpts
Reported revenues (before reimbursements)	$373.4	$352.8
Adjusted revenues (before reimbursements) - see page 38	$373.2	$351.5

Fees - In our risk management operations, for the three-month period ended March 31, 2025, client retention was strong and new business was positive. We believe these favorable trends should continue for the remainder of 2025. However, worsening economic conditions or a reversal in the number of workers employed could cause fewer new liability and core workers' compensation claims to arise in future quarters. Organic change in fee revenues for the three-month period ended March 31, 2025 was 3.9% compared to 13.3% for the same period in 2024.

Items excluded from organic fee computations yet impacting revenue comparisons for the three-month periods ended March 31, 2025 and 2024 include the following (in millions):

	Three-Month Period Ended March 31
Organic Revenues (Non-GAAP)	2025	2024	Change
Fees	$362.9	$341.9	6.1%
International performance bonus fees	1.7	2.6
Fees as reported	364.6	344.5	5.8%
Less fees from acquisitions	(10.3)	—
Less divested operations	—	(2.0)
Levelized foreign currency translation	—	(1.5)
Organic fees	$354.3	$341.0	3.9%

The following is a summary of risk management segment acquisition activity for 2025 and 2024:

	Three-month period ended March 31,
	2025	2024
Number of acquisitions closed	1	—
Estimated annualized revenues acquired (in millions)	$38.2	$—

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

Interest income and other income - Interest income and other income primarily represents interest income earned on cash, cash equivalents and fiduciary cash. Interest income and other income in the three-month period ended March 31, 2025 increased compared to the same period in 2024, primarily due to increases in interest income from increased levels of fiduciary cash.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2025 with the same period in 2024 (in millions):

	Three-month period ended March 31,
	2025	2024
Compensation expense, as reported	$231.1	$213.9
Acquisition integration	(0.5)	(0.6)
Workforce and lease termination related charges	(2.8)	(0.8)
Acquisition related adjustments	(0.4)	(0.1)
Levelized foreign currency translation	—	(1.2)
Compensation expense, as adjusted	$227.4	$211.2
Reported compensation expense ratios (before reimbursements)	61.9%	60.6%
Adjusted compensation expense ratios (before reimbursements)	60.9%	60.1%
Reported revenues (before reimbursements)	$373.4	$352.8
Adjusted revenues (before reimbursements) - see page 38	$373.2	$351.5

The $17.2 million increase in compensation expense for the three-month period ended March 31, 2025 compared to the same period in 2024, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended March 31, 2025 ‑ $7.7 million, increases in base compensation to service and support organic growth and higher benefit costs, partially offset by savings in incentive compensation - $7.3 million in the aggregate, increases in workforce related charges - $2.0 million and acquisition earnout related adjustments - $0.3 million, partially offset by reduced acquisition integration costs - $0.1 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2025 with the same period in 2024 (in millions):

	Three-month period ended March 31,
	2025	2024
Operating expense, as reported	$70.8	$68.4
Acquisition integration	(1.1)	(0.1)
Workforce and lease termination related charges	(0.4)	(0.4)
Levelized foreign currency translation	—	(0.3)
Operating expense, as adjusted	$69.3	$67.6
Reported operating expense ratios (before reimbursements)	19.0%	19.4%
Adjusted operating expense ratios (before reimbursements)	18.6%	19.2%
Reported revenues (before reimbursements)	$373.4	$352.8
Adjusted revenues (before reimbursements) - see page 38	$373.2	$351.5

The $2.4 million increase in operating expense for the three-month period ended March 31, 2025 compared to the same period in 2024, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2025 - $1.6 million, an increase in acquisition integration costs - $1.0 million, and additional investments in technology, partially offset by savings in client-related expenses - $0.2 million in the aggregate.

Depreciation - Depreciation decreased in the three-month period ended March 31, 2025 compared to the same period in 2024 by $1.4 million which reflects the impact of office consolidations that occurred as leases expired in 2024 (less depreciation associated with furniture, equipment and leasehold improvements), partially offset by the impact of expenditures related to upgrading computer systems.

Amortization - Amortization expense in the three-month period ended March 31, 2025 decreased by $0.6 million due to the normal recurring quarterly amortization expense. Based on the results of impairment reviews during the three-month periods ended March 31, 2025 and 2024, no impairments were noted.

Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2025 to the same period in 2024, was due to accretion of the discount. During the three-month periods ended March 31, 2025 and 2024, we recognized $0.4 million and $0.1 million, respectively, of expense, related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions.

Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended March 31, 2025 and 2024, were 26.5% and 26.1%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment based on known changes in tax rates in future periods.

Corporate

The corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs and the impact of foreign currency remeasurement. For a detailed discussion of the nature of our debt, see Note 6 to our unaudited consolidated financial statements included herein as of March 31, 2025 and in Note 7 to our most recent Annual Report on Form 10‑K as of December 31, 2024.

Financial information relating to our corporate segment results for the three-month period ended March 31, 2025 compared to the same period in 2024 is as follows (in millions, except per share):

	Three-month period ended March 31,
Statement of Earnings	2025	2024	Change
Other income	$0.4	$0.4	$—
Total revenues	0.4	0.4	—
Compensation	49.4	35.2	14.2
Operating	73.2	27.9	45.3
Interest	158.4	92.2	66.2
Depreciation	1.7	1.7	—
Total expenses	282.7	157.0	125.7
Loss before income taxes	(282.3)	(156.6)	(125.7)
Benefit for income taxes	(134.0)	(77.4)	(56.6)
Net loss	(148.3)	(79.2)	(69.1)
Net loss attributable to noncontrolling interests	—	—	—
Net loss attributable to controlling interests	$(148.3)	$(79.2)	$(69.1)
Diluted net loss per share	$(0.57)	$(0.36)	$(0.21)
Identifiable assets at March 31
EBITDAC
Net loss	$(148.3)	$(79.2)	$(69.1)
Benefit for income taxes	(134.0)	(77.4)	(56.6)
Interest	158.4	92.2	66.2
Depreciation	1.7	1.7	—
EBITDAC	$(122.2)	$(62.7)	$(59.5)

Revenues - Revenues in the corporate segment consist of other income related to the run-off of clean energy and legacy investments.

Compensation expense - Compensation expense in the three-month periods ended March 31, 2025 and 2024, includes salary, incentive compensation, and associated benefit expenses of $49.4 million and $35.2 million, respectively. The change in compensation expense for the three-month period ended March 31, 2025 compared to the same period in 2024 was primarily due to increased incentive compensation, which includes transaction-related costs as described on page 53 in note (1), and increased costs associated with stock-based benefits.

Operating expense - Operating expense in the three-month period ended March 31, 2025, includes banking and related fees of $1.1 million, external professional fees and other due diligence costs related to acquisitions of $20.5 million, which includes $18.1 million of transaction-related costs as described on page 53 in note (1), other corporate and clean energy related expenses, including litigation matters, technology and other professional fees of $28.6 million in aggregate, and a net unrealized foreign exchange remeasurement loss of $23.0 million.

Operating expense in the three-month period ended March 31, 2024 includes banking and related fees of $0.9 million, external professional fees and other due diligence costs related to acquisitions of $3.8 million, which includes transaction‑related costs as described on page 53 in note (1), other corporate and clean energy related expenses, including litigation matters, technology and other professional fees of $23.8 million, partially offset by a net unrealized foreign exchange remeasurement gain of $0.6 million.

Interest expense - The increase in interest expense for the three-month period ended March 31, 2025 compared to the same period in 2024, was due to the following:

Change in interest expense related to:	Three-month period ended March 31, 2025
Interest on borrowings from our Credit Agreement	$(3.6)
Interest on the maturity of the Series H notes	(2.5)
Interest on the maturity of the Series HH notes	(0.6)
Interest on the $1,000.0 million senior notes funded on February 15, 2024	7.2
Interest on the $5,000.0 million senior notes funded on December 19, 2024	65.8
Amortization of hedge gains/losses	(0.1)
Net change in interest expense	$66.2

Depreciation - Depreciation expense in the three-month period ended March 31, 2025 was flat compared to 2024 and includes capital improvements made at our corporate headquarters and Gallagher Centers of Excellence and to the acquisition of other corporate related fixed assets.

Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local country statutory rates. Our consolidated effective tax rate for the three-month period ended March 31, 2025 was 18.8% compared to 20.7% for the same period in 2024.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three-month periods ended March 31, 2025 and 2024 for the corporate segment (in millions):

	2025			2024
						Net Earnings
		Income	(Loss)		Income	(Loss)
		Tax	Attributable to		Tax	Attributable to
	Pretax	(Provision)	Controlling	Pretax	(Provision)	Controlling
Three-Month Periods Ended March 31,	Loss	Benefit	Interests	Loss	Benefit	Interests
Interest and banking costs	$(159.5)	$41.5	$(118.0)	$(93.1)	$24.2	$(68.9)
Clean energy related	(1.8)	0.5	(1.3)	(1.9)	0.5	(1.4)
Acquisition costs (1)	(26.4)	3.4	(23.0)	(4.7)	0.8	(3.9)
Corporate (2)	(94.6)	88.6	(6.0)	(56.9)	51.9	(5.0)
Corporate, as reported	(282.3)	134.0	(148.3)	(156.6)	77.4	(79.2)
Adjustments
Transaction-related costs (1)	23.1	(3.1)	20.0	3.2	(0.5)	2.7
Components of Corporate Segment, as adjusted
Interest and banking costs	(159.5)	41.5	(118.0)	(93.1)	24.2	(68.9)
Clean energy related	(1.8)	0.5	(1.3)	(1.9)	0.5	(1.4)
Acquisition costs	(3.3)	0.3	(3.0)	(1.5)	0.3	(1.2)
Corporate (2)	(94.6)	88.6	(6.0)	(56.9)	51.9	(5.0)
Adjusted three months	$(259.2)	$130.9	$(128.3)	$(153.4)	$76.9	$(76.5)

(1)
We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees associated with completed, future and terminated acquisitions. Adjustments primarily relate to our acquisition of Willis Re, the acquisitions of Buck, Cadence Insurance and Eastern Insurance, all of which closed in 2023, Woodruff Sawyer, which closed on April 10, 2025, and the pending acquisition of AssuredPartners.
(2)
Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $23.0 million in first quarter 2025 and a net unrealized foreign exchange remeasurement gain of $0.6 million in first quarter 2024.

Interest and banking costs and debt - Interest and banking costs includes expenses related to our debt.

Clean energy - For 2025, this consists of the operating results related to our investments in new clean energy projects.

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

Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, and net unrealized foreign exchange remeasurement. In addition, it includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses, the tax benefit from vesting of employee equity awards, as well as other permanent or discrete tax items not reflected in the provision for income taxes in the brokerage and risk management segments. The income tax benefit of stock-based awards that vested or were settled in the three-month periods ended March 31, 2025 and 2024, was $65.8 million and $46.4 million, respectively, and is included in the table above in the Corporate line.

Clean energy investments - Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 11 through 31 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2024, for a more detailed discussion of these and other factors that could impact the information above.

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

On March 4, 2025, we signed a definitive agreement to acquire all of the issued and outstanding stock of Woodruff Sawyer for a gross consideration of $1.2 billion. The acquisition closed on April 10, 2025. We funded the transaction using cash on hand. Total expected expense to integrate Woodruff Sawyer into our operations is approximately $150.0 million.

Operating Cash Flow

Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement (as defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2024 and for the three-month period ended March 31, 2025, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuance of our common stock.

Cash provided by operating activities was $871.8 million and $789.3 million for the three-month periods ended March 31, 2025 and 2024, respectively. The increase in cash provided by operating activities during the three-month period ended March 31, 2025 compared to the same period in 2024, was primarily due to growth in our core brokerage and risk management operations and timing differences between periods with cash receipts and disbursements related to accounts receivables and accrued compensation and other current liabilities compared to the same period in 2024.

During the three-month period ended March 31, 2025 employee matching contributions to the 401(k) plan of $105.4 million relating to 2024 were funded using common stock. During the three-month period ended March 31, 2024, employee matching contributions to the 401(k) plan of $86.0 million relating to 2023 were funded using common stock.

When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non‑cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $1,300.3 million and $1,056.5 million for the three-month periods ended March 31, 2025 and 2024, respectively. Net earnings attributable to controlling interests were $704.4 million and $608.4 million for the three-month periods ended March 31, 2025 and 2024, respectively. We believe that EBITDAC items are indicators of trends in liquidity.

Defined Benefit Pension Plan

Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Income Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2025 plan year, nor were we required to make any minimum contributions to the plan for the 2024 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the three-month periods ended March 31, 2025 and 2024. We are not considering making any discretionary contributions to the plan in 2025, but may be required to make minimum contributions to the plan in future periods.

Investing Cash Flows

Capital Expenditures - Capital expenditures were $28.2 million and $29.7 million for the three-month periods ended March 31, 2025 and 2024, respectively. In 2025, we expect total expenditures for capital improvements to be approximately $150.0 million (includes the impact of acquisitions closed through March 31, 2025), part of which is related to expenditures on office moves and investments being made in IT and software development projects. Capital expenditures decreased in 2025 compared to 2024 primarily due to less acquisition integration related expenditures, differences in the period over period timing of expenditures related to investments in information technology, and by the movement of information technology to cloud computing based technology from in‑house hosted environments. Expenditures made related to cloud computing based technology are accounted for as deferred costs versus fixed assets, which would reduce capital expenditures.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $331.8 million and $251.2 million in the three-month periods ended March 31, 2025 and 2024, respectively. In addition, during the three-month period ended March 31, 2025, we issued 0.1 million shares ($16.6 million) of our common stock as payment for a portion of the total consideration paid for 2025 acquisitions and earnout payments made in 2025. During the three-month period ended March 31, 2024, we issued 0.4 million shares ($88.3 million) of our common stock as payment for consideration paid for 2024 acquisitions and earnout payments made in 2024. We completed eleven and twelve acquisitions in the three-month periods ended March 31, 2025 and 2024, respectively. Annualized revenues of businesses acquired in the three-month periods ended March 31, 2025 and 2024 totaled approximately $100.9 million and $69.2 million, respectively. For the remainder of 2025, we expect to use cash on hand, new debt, our Credit Agreement, cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.

If liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.

Dispositions - During each of the three-month periods ended March 31, 2025 and 2024, we sold several books of business and recognized net gains of $6.6 million and $0.3 million, respectively. We received net cash proceeds of $1.8 million and $0.1 million, respectively, in these 2025 and 2024 transactions.

Financing Cash Flows

At March 31, 2025, we had $9,550.0 million of Senior Notes, $3,523.0 million of corporate related borrowings outstanding, no borrowings outstanding under our Credit Agreement, $152.8 million of borrowings outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $16,691.8 million.

Consistent with past practice, as of March 31, 2025 we had pre-issuance hedges open for $1,000.0 million for 2026.

The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at March 31, 2025.

Senior Notes - On December 19, 2024, we closed and funded an offering of $5,000.0 million of unsecured senior notes in five tranches. The $750.0 million aggregate principal amount of 4.60% Senior Notes is due in 2027, $750.0 million aggregate principal amount of 4.85% Senior Notes is due in 2029, $500.0 million aggregate principal amount of 5.00% Senior Notes is due in 2032, $1,500.0 million aggregate principal amount of 5.15% Senior Notes is due in 2035, $1,500.0 million aggregate principal amount of 5.55% Senior Notes is due in 2055. The weighted average interest rate is 5.25% per annum after giving effect to underwriting costs and a net hedge gain. During 2024, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $4.1 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We expect to use the net proceeds of this offering to fund a portion of the cash consideration payable in connection with the AssuredPartners acquisition and for general corporate purposes including other acquisitions.

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

Credit Agreement - On June 22, 2023, we entered into a new Credit Agreement (which we refer to as the Credit Agreement) with an administrative agent and a group of other lenders. The Credit Agreement provided for a five-year unsecured revolving credit facility in the amount of $1,200.0 million (including a $75.0 million letter of credit sub-facility), which was also available in Pounds Sterling, Canadian Dollars, Australian Dollars, New Zealand Dollars, Euros, Japanese Yen and any other currencies agreed by the lenders. On November 7, 2023, we entered into the First Amendment to the Credit Agreement, pursuant to which we increased the commitments under the Credit Agreement to $1,700.0 million.

On April 3, 2025, we entered into an amendment and restatement to the Credit Agreement. The Credit Agreement provides for a five-year unsecured revolving credit facility in the amount of $2,500.0 million, which is also available in Pounds Sterling, Canadian Dollars, Australian Dollars, New Zealand Dollars, Euros, Japanese Yen and any other currencies agreed by the lenders. The Credit Agreement also includes a $75.0 million letter of credit sub-facility and a $250.0 million Euro swingline sub-facility. We may also, upon the agreement of either one or more then-existing lenders or of additional banks not currently party to the Credit Agreement, increase the commitments under the Credit Agreement up to $3,000.0 million. The amendment and restatement, among other things, also extended the maturity date from June 22, 2028 to April 3, 2030 and updated the facility fee and applicable margin as determined by reference to the rating of our long-term senior unsecured debt.

We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the three-month period ended March 31, 2025, we had no borrowings or repayments. At March 31, 2025, there were no borrowings outstanding under the Credit Agreement. Due to outstanding letters of credit, $1,697.9 million remained available for potential borrowings under the Credit Agreement at March 31, 2025. Principal uses of the 2024 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

Premium Financing Debt Facility - On October 30, 2024, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$390.0 million and NZ$25.0 million tranches (the NZ$ tranche has been decreased as of May 1, 2025 to NZ$10.0 million), (ii) Facility C, which is an AU$60.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, which is a NZ$15.0 million equivalent multi-currency overdraft tranche.

At March 31, 2025, AU$230.0 million of borrowings were outstanding under Facility B, with no borrowings outstanding under the NZ$ tranche of Facility B. There were no borrowings outstanding under Facility C and NZ$13.9 million of borrowings were outstanding under Facility D, which in aggregate amount to US$152.8 million of borrowings outstanding under the Premium Financing Debt Facility.

Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.

In the three-month period ended March 31, 2025, we declared $167.2 million in cash dividends on our common stock, or $0.65 per common share, an 8% increase over the three-month period ended March 31, 2024. On April 30, 2025, we announced a quarterly dividend for second quarter 2025 of $0.65 per common share. This dividend level in 2025 will result in annualized net cash used by financing activities in 2025 of approximately $664.1 million (based on the number of outstanding shares as of March 31, 2025) or an anticipated increase in cash used of approximately $138.7 million compared to 2024. We make no assurances regarding the amount of any future dividend payments.

Shelf Registration Statement - On February 12, 2024, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of debt securities, guarantees, common stock, preferred stock, warrants, depositary shares, purchase contracts, or units. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any securities under this registration statement. On November 15, 2022, we filed a shelf registration statement on Form S-4 with the with the SEC, registering 7.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At March 31, 2025, 5.5 million shares remained available for issuance under this registration statement. Please see the information set forth in “Investing Cash Flows - Acquisitions.”

Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock. During the three-month periods ended March 31, 2025 and 2024, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Management may consider repurchasing common stock during the remainder of 2025 to the extent that our available cash exceeds acquisition opportunities. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long‑term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.

Public Offering of Common Stock - On December 9, 2024, we entered into an Underwriting Agreement with Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters listed thereto, pursuant to which we agreed to sell 30.4 million shares of our common stock for a public per share offering price of $280.00, for aggregate offering price of $8.5 billion. The offering closed on December 11, 2024 and 30.4 million shares of our common stock were issued for net proceeds, after underwriting discounts, of $8,347.0 million. We also granted the underwriters a 30-day option to purchase up to an additional 4.6 million shares of our common stock at the same price, which was exercised in full by the underwriters on January 6, 2025. The option closed on January 7, 2025 and 4.6 million shares of our common stock were issued for net proceeds, after underwriting discounts, of $1.252.0 million of cash. We expect to use the proceeds of this offering to fund a portion of the cash consideration payable in connection with the AssuredPartners acquisition and for other general corporate purposes including other acquisitions.

At-the-Market Equity Program - On March 14, 2024, we entered into an updated Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to 3,000,000 shares of our common stock through Morgan Stanley as sales agent. We intend to use the net proceeds of sales under this program to fund future acquisitions from time to time or for general corporate purposes. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended March 31, 2025, we did not sell shares of our common stock under the program.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the three-month periods ended March 31, 2025 and 2024, were $82.7 million and $52.0 million, respectively. On May 10, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2017 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards that may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 9.9 million shares (less any shares of restricted stock issued under the LTIP - 2.1 million shares of our common stock were available for this purpose as of March 31, 2025) were available for grant under the LTIP at March 31, 2025. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the three-month periods ended March 31, 2025 and 2024, and we believe this favorable trend will continue in the foreseeable future.

We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pretax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning with the match paid in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or common stock of the Company. We expensed (net of plan forfeitures) $29.9 million and $26.1 million related to the plan in the three-month periods ended March 31, 2025 and 2024, respectively. During 2024, management determined the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which we funded in February 2025. During 2023, management determined the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2023 plan year to be funded with our common stock, which we funded in February 2024.

Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.

Critical Accounting Estimates

There have been no changes in our critical accounting estimates, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Business Combinations and Dispositions

See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2025. We did not have any material dispositions during the three-month period ended March 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2025 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at March 31, 2025 approximated its carrying value due to its short‑term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at March 31, 2025.

At March 31, 2025, we had $13,073.0 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at March 31, 2025 was $12,306.2 million due to their long‑term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at March 31, 2025 and the resulting fair values would have been $291.4 million higher than their carrying value (or $13,364.4 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at March 31, 2025 and the resulting fair values would have been $1,679.6 million lower than their carrying value (or $11,393.4 million).

At March 31, 2025, we had no borrowings outstanding under our Credit Agreement and $152.8 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short‑term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at March 31, 2025, and the resulting fair value is not materially different from their carrying value.

We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2025 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $37.2 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2025 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $7.3 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).

Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During the three-month periods ended March 31, 2025 and 2024, we had several monthly forward contracts and options in place with an external financial institution that are designed to hedge a significant portion of our future Norway and the U.K. currency revenues through various future payment dates. In addition, during the three-month periods ended March 31, 2025 and 2024, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant India, Norway and the U.K. currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re‑measured at the stated point and the appropriate loss, if applicable, would be recognized. In the three-month period ended March 31, 2025 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the three-month period ended March 31, 2025. See Note 11 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at March 31, 2025.

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

Item 1A. Risk Factors

The risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 should be considered alongside the information contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) for each fiscal month in the three-month period ended March 31, 2025:

				Maximum Dollar
				Value of Shares
			Total Number of	that May Yet be
	Total		Shares Purchased	Purchased
	Number of	Average	as Part of Publicly	Under the
	Shares	Price Paid	Announced Plans	Plans or
Period	Purchased (1)	per Share (2)	or Programs (3)	Programs (3) (4)
January 1 through January 31, 2025	5,503	$288.96	—	$1,500
February 1 through February 28, 2025	3,146	332.24	—	1,500
March 1 through March 31, 2025	84,746	327.82	—	1,500
Total	93,395	$325.68	—

(1)
Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 9 to the March 31, 2025 unaudited consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the first quarter of 2025, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2025 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including Company match amounts, on a before-tax basis or after‑tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.
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
(4)
Dollar values stated in millions.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Filed with this Form 10‑Q

3.1	Restated Certificate of Incorporation of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.2 to our Form 8-K Current Report dated May 11, 2023, File No. 1-09761).

3.2	Amended and Restated Bylaws of Arthur J. Gallagher & Co. (incorporated by reference to Exhibit 3.1 to our Form 8-K Current Report dated January 29, 2025, File No. 1-09761).

10.1

Amended and Restated Credit Agreement, dated as of April 3, 2025, by and among Arthur J. Gallagher & Co., as borrower, Bank of America, N.A., as administrative agent, L/C issuer and swing line lender, and the lenders and other L/C issuers party thereto. (incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report dated April 3, 2025, File No 001-09761).

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

Arthur J. Gallagher & Co.

Date: May 2, 2025	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)