Form 10-Q
period 2025-06-30
Arthur J. Gallagher & Co.
filed 2025-08-01
CIK 354190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
_________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from________________to
Commission File Number: 1-09761
_________________________________________________________
ARTHUR J. GALLAGHER & CO.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware	36-2151613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2850 Golf Road, Rolling Meadows, Illinois 60008
(Address of principal executive offices) (Zip Code)
(630) 773-3800
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of June 30, 2025 was approximately 256.4 million.

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
Potential factors relating to the acquisition of AssuredPartners that could impact future actual results include:
•Our ability to complete the AssuredPartners acquisition on a timely basis or at all, which may be negatively impacted by issues with regulatory approvals in the United States (U.S.), the United Kingdom (U.K.) and Ireland, including the request for additional information as part of the Hart-Scott-Rodino (HSR) filing received on March 7, 2025, which extends the waiting period imposed by the HSR Act until 30 days after we have substantially complied with the request, though it is possible for that period to be extended voluntarily by the parties or shortened by the antitrust agency;
•The AssuredPartners acquisition may not be accretive to earnings per share because our assumptions about our business, AssuredPartners and preliminary estimates are materially inaccurate causing dilution to our earnings per share; decreasing or delaying the expected accretive effect of the AssuredPartners acquisition or causing a decrease in the market price of our common stock;
•Risks related to the integration of AssuredPartners into the Company, including achieving the expected cost savings or revenue synergies from such integration, that AssuredPartners will perform as expected or that we will incur unforeseen obligations or liabilities; and
•Diversion of management’s attention from ongoing business operations and opportunities.
Potential factors relating to our business generally that could impact future actual results include:
•Global economic and geopolitical events, such as fluctuations in interest and inflation rates; geo-economic fragmentation and protectionism such as tariffs; trade wars or similar governmental actions affecting the flows of goods, services or currency; a recession or economic downturn; a potential U.S. government shutdown or gridlock; political violence and instability, including as a result of the armed conflicts in Ukraine and the Middle East;

•Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity, for example, as a result of large payouts related to extreme weather events, or to the failure of such enterprises, including the increased risk of errors and omissions (which we refer to as E&O) claims against us;
•Risks that could negatively affect the success of our acquisition strategy, including the impact of economic uncertainty on our ability to source, review and price acquisitions; continuing consolidation in our industry and interest in acquiring insurance brokers on the part of private equity firms and newly public insurance brokers, which makes it more difficult to identify targets and in some cases makes them more expensive; inaccurate assumptions and failure to realize expected benefits; the risk that we may not receive timely regulatory approval of pending transactions; closing risks; execution risks; integration risks; poor cultural fit; the risk of post-acquisition deterioration leading to intangible asset impairment charges; and the risk we could incur or assume unanticipated liabilities such as cybersecurity issues or those relating to violations of anti-corruption and sanctions laws;
•Risks related to Buck, Cadence Insurance, Eastern Insurance, My Plan Manager, Woodruff Sawyer, the pending acquisition of AssuredPartners and other acquisitions larger than our usual tuck-in acquisitions, including risks related to our ability to successfully integrate operations, the possibility that our assumptions may be inaccurate resulting in unforeseen obligations or liabilities and failure to realize the expected benefits of these acquisitions;
•Damage to our reputation, including as a result of failing to uphold our culture and the potential for the Internet and social media to magnify the effects of such reputational issues;
•Failure to meet our sustainability aspirations, goals and initiatives or to comply with increasingly complex climate-related and other sustainability regulations, heightened scrutiny, including a growing backlash against sustainability initiatives, and increased risks related to “greenwashing” and “greenhushing";
•Failure to apply technology, data analytics and artificial intelligence (which we refer to as AI) effectively in driving value for our clients through technology-based solutions, or failure to gain internal efficiencies and effective internal controls through the application of technology and related tools;
•Risks associated with the use of AI in our business operations, including regulatory, data privacy, cybersecurity, E&O, intellectual property and competition risks;
•Failure to attract and retain experienced and qualified talent, including our senior management team, or adequately plan and execute for the succession of such leaders; increased costs resulting from increased compensation and benefits packages as a result of a tighter labor market, and negative effects from restrictions on non-compete agreements at the state level;
•A disaster or other significant disruption to business continuity for our own operations or those of third-parties on which we rely, including cybersecurity incidents; natural disasters; political violence and unrest in the U.S. or elsewhere around the world; for example, our substantial operations in India could be negatively impacted as a result of the dispute between India and Pakistan involving the Kashmir region, rising tensions between India and China, incidents of terrorism in India, civil unrest or other reasons;
•Sustained increases in the cost of employee benefits and compensation expense;
•Risks arising from our international operations and changes in international conditions, including the risks posed by political and economic uncertainty in certain countries (including repercussions from the armed conflicts in Ukraine and the Middle East), maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti‑corruption, sanctions, and privacy laws, increasingly complex regulatory requirements related to climate change and sustainability issues); increased protectionism, tariffs, trade wars, climate change and other long-term sustainability matters, increased scrutiny of the use of off-shore centers of excellence such as those we operate and global health risks;
•Risks related to changes in U.S. or foreign tax laws, including a U.S. or foreign tax rate change, such as those resulting from the One Big Beautiful Bill Act, changes to the U.S. Inflation Reduction

Act, the Organisation for Economic Co-operation and Development’s (OECD) global minimum corporate tax regime, and other local policy changes;
•Competitive pressures, including as a result of innovation, in each of our businesses;
•Volatility or declines in premiums or other adverse trends in the insurance industry;
•The higher level of variability inherent in contingent and supplemental revenues versus standard commission revenues;
•Risks particular to our benefit consulting operations, including risks related to the acquisitions of Buck and Redington Ltd. (which we refer to as Redington), an FCA-regulated investment consulting firm;
•Risks particular to our third-party claims administrations operations, including risks related to the availability of RISX‑FACS®, our proprietary risk management information system, wage inflation, staffing shortages, any slowing of the trend toward outsourcing claims administration, and the concentration of large amounts of revenue with certain clients;
•Climate risks, including the risk of a systemic economic crisis and disruptions to our business caused by the transition to a low-carbon economy;
•Cyber-attacks or other cybersecurity incidents and the heightened risk of such attacks as a result of the armed conflicts in Ukraine and the Middle East; improper disclosure of confidential, personal or proprietary data and changes to laws and regulations governing cybersecurity and data privacy;
•Unfavorable determinations related to contingencies and legal proceedings, including violations or alleged violations of the U.S. Foreign Corrupt Practices Act (which we refer to as FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act, and the outcome of any existing or future investigation, review, regulatory action or litigation;
•Failure to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions, including new sanctions laws as a result of the armed conflicts in Ukraine and the Middle East; laws relating to the disclosure of sustainability matters; laws relating to the use of AI, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods or restrictions on non-compete agreements);
•Changes to our financial presentation from new accounting estimates and assumptions;
•Intellectual property risks;
•Risks related to our legacy clean energy investments, including intellectual property claims, environmental and product liability claims, environmental compliance costs and the risk of disallowance by the Internal Revenue Service of previously claimed tax credits;
•The risk that our outstanding debt adversely affects our financial flexibility and restrictions and limitations in the agreements and instruments governing our debt;
•The risk of credit rating downgrades;
•The risk that we may not be able to receive dividends or other distributions from our subsidiaries, including the effects of significant changes in foreign exchange rates;
•The risk of share ownership dilution when we issue common stock; and
•Volatility of the price of our common stock.
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

Arthur J. Gallagher & Co.

Part I - Financial Information
Item 1.             Financial Statements (Unaudited)
Arthur J. Gallagher & Co.
Consolidated Statement of Earnings
(Unaudited - in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2025	2024	2025	2024
Commissions	$1,807.5	$1,661.8	$4,056.7	$3,655.4
Fees	962.4	827.1	1,947.2	1,778.3
Supplemental revenues	102.8	88.7	216.7	182.6
Contingent revenues	72.7	59.8	165.6	145.8
Interest income, premium finance revenues and other income	232.5	98.6	480.1	192.0
Revenues before reimbursements	3,177.9	2,736.0	6,866.3	5,954.1
Reimbursements	42.9	39.4	81.9	78.0
Total revenues	3,220.8	2,775.4	6,948.2	6,032.1
Compensation	1,803.4	1,620.1	3,701.1	3,346.0
Operating	519.3	425.6	1,009.7	861.3
Reimbursements	42.9	39.4	81.9	78.0
Interest	158.6	94.3	317.0	186.5
Depreciation	49.7	40.8	93.8	86.2
Amortization	181.1	170.8	390.4	333.1
Change in estimated acquisition earnout payables	(5.6)	18.8	10.2	2.7
Total expenses	2,749.4	2,409.8	5,604.1	4,893.8
Earnings before income taxes	471.4	365.6	1,344.1	1,138.3
Provision for income taxes	105.2	80.2	269.0	240.2
Net earnings	366.2	285.4	1,075.1	898.1
Net earnings attributable to noncontrolling interests	0.4	2.0	4.9	6.3
Net earnings attributable to controlling interests	$365.8	$283.4	$1,070.2	$891.8
Basic net earnings per share	$1.43	$1.30	$4.19	$4.09
Diluted net earnings per share	1.40	1.27	4.12	4.01
Dividends declared per common share	0.65	0.60	1.30	1.20
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Comprehensive Earnings
(Unaudited - in millions)

	Three-month period ended June 30,		Six-month period ended June 30,
	2025	2024	2025	2024
Net earnings	$366.2	$285.4	$1,075.1	$898.1
Change in pension liability, net of taxes	(4.6)	(0.1)	(4.7)	0.2
Foreign currency translation, net of taxes	427.6	11.3	644.9	(144.5)
Change in fair value of derivative investments, net of taxes	10.7	(1.4)	10.6	(2.8)
Comprehensive earnings	799.9	295.2	1,725.9	751.0
Comprehensive earnings attributable to noncontrolling interests	0.4	2.1	4.9	6.4
Comprehensive earnings attributable to controlling interests	$799.5	$293.1	$1,721.0	$744.6
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Balance Sheet
(Unaudited - in millions)

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$14,299.5	$14,987.3
Fiduciary assets (includes fiduciary cash of $6,507.0 in 2025 and $5,481.3 in 2024)	38,294.3	24,712.1
Accounts receivable, net	4,739.2	3,895.9
Other current assets	505.1	518.0
Total current assets	57,838.1	44,113.3
Fixed assets - net	690.8	650.3
Deferred income taxes (includes tax credit carryforwards of $684.5 in 2025 and $771.8 in 2024)	691.6	959.1
Other noncurrent assets	1,573.6	1,354.4
Right-of-use assets	456.6	377.8
Goodwill	13,740.3	12,270.2
Amortizable intangible assets - net	5,131.6	4,530.1
Total assets	$80,122.6	$64,255.2
Fiduciary liabilities	$38,294.3	$24,712.1
Accrued compensation and other current liabilities	2,820.4	3,586.3
Deferred revenue - current	627.7	537.2
Premium financing debt	157.2	225.2
Corporate related borrowings - current	640.0	200.0
Total current liabilities	42,539.6	29,260.8
Corporate related borrowings - noncurrent	12,097.9	12,731.9
Deferred revenue - noncurrent	66.8	67.1
Lease liabilities - noncurrent	402.0	328.1
Other noncurrent liabilities	1,960.0	1,687.7
Total liabilities	57,066.3	44,075.6
Stockholders' equity:
Common stock - issued and outstanding 256.4 shares in 2025 and 250.0 shares in 2024	256.4	250.0
Capital in excess of par value	17,546.3	16,068.9
Retained earnings	5,720.7	4,985.7
Accumulated other comprehensive loss	(500.3)	(1,151.1)
Stockholders' equity attributable to controlling interests	23,023.1	20,153.5
Stockholders' equity attributable to noncontrolling interests	33.2	26.1
Total stockholders' equity	23,056.3	20,179.6
Total liabilities and stockholders' equity	$80,122.6	$64,255.2
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Cash Flows
(Unaudited - in millions)

	Six-month period ended June 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$1,075.1	$898.1
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(11.9)	(1.8)
Depreciation and amortization	484.2	419.3
Change in estimated acquisition earnout payables	10.2	2.7
Amortization of deferred compensation and restricted stock	60.7	58.1
Stock-based and other noncash compensation expense	25.5	21.1
Payments on acquisition earnouts in excess of original estimates	(479.9)	(23.3)
Provision for deferred income taxes	26.8	5.6
Effect of changes in foreign exchange rates	50.2	0.6
Net change in accounts receivable, net	(681.1)	(469.2)
Net change in deferred revenue	58.0	55.3
Net change in other current assets	(0.1)	2.7
Net change in accrued compensation and other accrued liabilities	(132.3)	(94.5)
Net change in income taxes payable	(37.3)	0.6
Net change in other noncurrent assets and liabilities	(2.4)	33.5
Net cash provided by operating activities	445.7	908.8
Cash flows from investing activities:
Capital expenditures	(67.6)	(61.5)
Cash paid for acquisitions, net of cash and restricted cash acquired	(1,661.6)	(518.6)
Net proceeds from sales of operations/books of business	2.2	1.7
Net funding of investment transactions	0.9	0.8
Net funding of premium finance loans	105.6	78.0
Net cash used by investing activities	(1,620.5)	(499.6)
Cash flows from financing activities:
Payments on acquisition earnouts	(349.6)	(104.4)
Proceeds from issuance of common stock	1,378.4	93.5
Payments to noncontrolling interests	—	(4.1)
Dividends paid	(332.6)	(262.0)
Net change in fiduciary assets and liabilities	891.9	(103.1)
Net borrowings on premium financing debt facility	(76.3)	(73.1)
Borrowings on line of credit facility	3.3	1,663.2
Repayments on line of credit facility	(3.3)	(1,826.9)
Net borrowings of corporate related long-term debt	(199.2)	567.5
Debt acquisition costs	4.7	(8.4)
Settlements on terminated interest rate swaps	—	(1.4)
Net cash provided by (used by) financing activities	1,317.3	(59.2)
Effect of changes in foreign exchange rates on cash, cash equivalents, restricted cash and fiduciary cash	195.4	(55.5)
Net increase in cash, cash equivalents, restricted cash and fiduciary cash	337.9	294.5
Cash, cash equivalents, restricted cash and fiduciary cash at beginning of period	20,468.6	6,543.3
Cash, cash equivalents, restricted cash and fiduciary cash at end of period	$20,806.5	$6,837.8
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2024	250.0	$250.0	$16,068.9	$4,985.7	$(1,151.1)	$26.1	$20,179.6
Net earnings	—	—	—	704.4	—	4.5	708.9
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	3.0	3.0
Net change in pension asset/ liability, net of taxes of $0.0 million	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	217.3	—	217.3
Change in fair value of derivative instruments, net of taxes of $(0.2) million	—	—	—	—	(0.1)	—	(0.1)
Compensation expense related to stock option plan grants	—	—	17.8	—	—	—	17.8
Common stock issued in:
One purchase transaction	0.1	0.1	16.5	—	—	—	16.6
Stock option plans	0.7	0.7	67.9	—	—	—	68.6
Employee stock purchase plan	0.1	0.1	14.0	—	—	—	14.1
Stock issuance from public offering	4.6	4.6	1,247.5	—	—	—	1,252.1
Shares issued to benefit plans	0.3	0.3	119.3	—	—	—	119.6
Deferred compensation and restricted stock	0.3	0.3	(76.8)	—	—	—	(76.5)
Cash dividends declared on common stock	—	—	—	(167.2)	—	—	(167.2)
Balance at March 31, 2025	256.1	$256.1	$17,475.1	$5,522.9	$(934.0)	$33.6	$22,353.7
Net earnings	—	—	—	365.8	—	0.4	366.2
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(0.8)	(0.8)
Net change in pension asset/ liability, net of taxes of $(1.1) million	—	—	—	—	(4.6)	—	(4.6)
Foreign currency translation	—	—	—	—	427.6	—	427.6
Change in fair value of derivative instruments, net of taxes of $3.5 million	—	—	—	—	10.7	—	10.7
Compensation expense related to stock option plan grants	—	—	11.6	—	—	—	11.6
Common stock issued in:
Stock option plans	0.2	0.2	23.7	—	—	—	23.9
Employee stock purchase plan	0.1	0.1	19.7	—	—	—	19.8
Deferred compensation and restricted stock	—	—	16.2	—	—	—	16.2
Cash dividends declared on common stock	—	—	—	(168.0)	—	—	(168.0)
Balance at June 30, 2025	256.4	$256.4	$17,546.3	$5,720.7	$(500.3)	$33.2	$23,056.3

See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2023	216.7	$216.7	$7,297.8	$4,052.9	$(792.1)	$40.0	$10,815.3
Net earnings	—	—	—	608.4	—	4.3	612.7
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.6)	(0.6)
Net change in pension asset/ liability, net of taxes of $0.1 million	—	—	—	—	0.3	—	0.3
Foreign currency translation	—	—	—	—	(155.8)	—	(155.8)
Change in fair value of derivative instruments, net of taxes of $(0.4) million	—	—	—	—	(1.4)	—	(1.4)
Compensation expense related to stock option plan grants	—	—	15.1	—	—	—	15.1
Common stock issued in:
Seven purchase transactions	0.4	0.4	87.9	—	—	—	88.3
Stock option plans	0.6	0.6	39.3	—	—	—	39.9
Employee stock purchase plan	0.1	0.1	12.1	—	—	—	12.2
Shares issued to benefit plans	0.4	0.4	98.1	—	—	—	98.5
Deferred compensation and restricted stock	0.3	0.3	(48.3)	—	—	—	(48.0)
Cash dividends declared on common stock	—	—	—	(132.0)	—	—	(132.0)
Balance at March 31, 2024	218.5	$218.5	$7,502.0	$4,529.3	$(949.0)	$43.4	$11,344.2
Net earnings	—	—	—	283.4	—	2.0	285.4
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(18.4)	(18.4)
Dividends paid to noncontrolling interests	—	—	—	—	—	(0.3)	(0.3)
Net change in pension asset/ liability, net of taxes of $0.0 million	—	—	—	—	(0.1)	—	(0.1)
Foreign currency translation	—	—	—	—	11.3	0.1	11.4
Change in fair value of derivative instruments, net of taxes of $0.5 million	—	—	—	—	(1.4)	—	(1.4)
Compensation expense related to stock option plan grants	—	—	10.5	—	—	—	10.5
Common stock issued in:
Two purchase transactions	0.2	0.2	45.3	—	—	—	45.5
Stock option plans	0.3	0.3	24.5	—	—	—	24.8
Employee stock purchase plan	—	—	16.5	—	—	—	16.5
Deferred compensation and restricted stock	0.1	0.1	12.6	—	—	—	12.7
Cash dividends declared on common stock	—	—	—	(131.5)	—	—	(131.5)
Balance at June 30, 2024	219.1	$219.1	$7,611.4	$4,681.2	$(939.2)	$26.8	$11,599.3
See notes to consolidated financial statements.

Notes to June 30, 2025 Consolidated Financial Statements (Unaudited)
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
We are a global insurance brokerage, risk management and consulting services firm, headquartered in Rolling Meadows, Illinois. We provide these services in approximately 130 countries around the world through our owned operations and a network of correspondent brokers and consultants. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2024, and include all normal recurring adjustments necessary for a fair presentation of the information set forth herein. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the preparation of our unaudited consolidated financial statements as of June 30, 2025, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition and/or disclosure therein.
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
Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting–Comprehensive Income–Expense Disaggregation Disclosures (Subtopic 220- 40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. We are currently evaluating the impact of adoption of the standard update on our financial statement disclosures.
3. Business Combinations
During the six-month period ended June 30, 2025, we acquired substantially all of the ownership interest or net assets, as applicable, of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Shares Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
W K Webster & Co Ltd February 1, 2025 (WKW)	—	$—	$138.4	$1.9	$—	$13.9	$154.2	$28.5
Case Group February 26, 2025 (CSG)	—	—	57.8	3.5	6.5	15.0	82.8	84.1
Woodruff Sawyer & Co April 10, 2025 (WSC)	—	—	1,195.5	12.2	66.6	—	1,274.3	—
Seventeen other acquisitions completed in 2025	49	16.0	260.0	18.7	10.8	50.0	355.5	95.4
	49	$16.0	$1,651.7	$36.3	$83.9	$78.9	$1,866.8	$208.0
On December 7, 2024, we signed a definitive agreement to acquire all of the issued and outstanding stock of Dolphin Topco, Inc., the holding company of AssuredPartners for gross consideration of $13.45 billion. The transaction is subject to customary regulatory approvals. On March 7, 2025, we received a request for additional information as part of the HSR filing. We have responded to the request and expect that the transaction will close in the third quarter of 2025. AssuredPartners is a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines with operations in the U.K. and Ireland. We raised $8.5 billion of cash in our December 11, 2024 follow-on common stock offering and borrowed $5.0 billion of cash in our December 19, 2024 senior notes issuance (which we refer to, together with the follow-on common stock offering, as the AssuredPartners Financing), to fund the transaction. On January 7, 2025, we received an additional $1.28 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering.
On April 10, 2025, we acquired all of the issued and outstanding stock of Woodruff Sawyer for consideration of $1.2 billion. We funded the transaction using cash on hand. Woodruff Sawyer provides a full suite of commercial property/casualty products, employee benefits solutions and risk management services with a focus on middle and large market clients. Immediately prior to closing, Woodruff Sawyer had over 600 employees serving through 14 U.S. offices and one U.K. office.
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
During the three-month periods June 30, 2025 and 2024, we recognized $11.1 million and $15.0 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the six-month periods ended June 30, 2025 and 2024, we recognized $24.1 million and $33.8 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods June 30, 2025 and 2024, we recognized $16.7 million of income and $3.8 million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 36 and 30 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2025 and 2024, we recognized $13.9 million and $31.1 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 56 and 58 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $1,411.5 million as of June 30, 2025, of which $600.3 million was recorded in the consolidated balance sheet as of June 30, 2025, based on the estimated fair value of the expected future payments to be made, of which approximately $546.7 million can be settled in cash or stock at our option and $53.6 million must be settled in cash.
The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the six-month period ended June 30, 2025 (in millions):

	WKW	CSG	WSC	Seventeen Other Acquisitions	Total
Cash and cash equivalents	$5.3	$5.6	$61.9	$20.7	$93.5
Fiduciary assets	86.8	—	465.3	41.6	593.7
Other current assets	16.7	4.0	77.6	8.7	107.0
Fixed assets	1.1	1.0	12.8	1.1	16.0
Noncurrent assets	2.2	—	25.0	2.9	30.1
Goodwill	83.7	49.5	658.1	236.4	1,027.7
Expiration lists	70.9	36.2	673.4	155.2	935.7
Non-compete agreements	7.9	7.3	2.4	4.0	21.6
Total assets acquired	274.6	103.6	1,976.5	470.6	2,825.3
Fiduciary liabilities	86.8	—	465.3	41.6	593.7
Current liabilities	11.8	7.3	35.2	10.8	65.1
Noncurrent liabilities	21.8	13.5	201.7	62.7	299.7
Total liabilities assumed	120.4	20.8	702.2	115.1	958.5
Total net assets acquired	$154.2	$82.8	$1,274.3	$355.5	$1,866.8
Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the third party claims administration, retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $1,027.7 million, $935.7 million and $21.6 million, respectively, within the brokerage and risk management segments.
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
The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3.0% to 4.1% and 5.0% to 12.0%, respectively, for our 2024 acquisitions for which valuations were performed in 2025. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. The discount rates generally ranged from 11.0% to 11.5% for our 2024 acquisitions for which valuations were performed in 2025. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.
Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews and decisions made to exit some non-core operations during the six-month period ended June 30, 2025, we wrote off $40.6 million of amortizable assets related to the brokerage segment. Based on the results of impairment reviews during the three and six-month periods ended June 30, 2024 we wrote off $14.0 million of amortizable assets related to the brokerage segment.
Of the $935.7 million of expiration lists and $21.6 million of non-compete agreements related to our acquisitions made during the six-month period ended June 30, 2025, $885.0 million and $20.6 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $237.8 million and a corresponding amount of goodwill in the six-month period ended June 30, 2025, related to the nondeductible amortizable intangible assets.
Our unaudited consolidated financial statements for the six-month period ended June 30, 2025 include the operations of the entities acquired in the six-month period ended June 30, 2025 from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2024 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2025	2024	2025	2024
Total revenues	$3,229.5	$2,872.1	$7,031.7	$6,218.5
Net earnings attributable to controlling interests	366.4	282.4	1,060.4	881.2
Basic net earnings per share	1.43	1.29	4.15	4.04
Diluted net earnings per share	1.41	1.27	4.08	3.96
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2024, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the six-month period ended June 30, 2025 totaled approximately $391.7 million. For the six-month period ended June 30, 2025, total revenues, net pretax loss and net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables (EBITDAC) recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the six-month period ended June 30, 2025 in the aggregate, were $98.3 million, $(28.3) million and $1.2 million, respectively.

4. Contracts with Customers
Contract Assets and Liabilities/Contract Balances
Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	June 30, 2025	December 31, 2024
Unbilled receivables	$1,908.3	$1,273.9
Deferred contract costs	144.0	206.8
Deferred revenue	694.5	604.3
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
Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total
Deferred revenue at December 31, 2024	$430.9	$173.4	$604.3
Incremental deferred revenue	342.4	53.8	396.2
Revenue recognized during the six-month period ended June 30, 2025 included in deferred revenue at December 31, 2024	(317.1)	(47.1)	(364.2)
Net change in collected billings/deposits received from customers	13.8	(6.3)	7.5
Impact of change in foreign exchange rates	37.6	—	37.6
Deferred revenue recognized from business acquisitions	13.1	—	13.1
Deferred revenue at June 30, 2025	$520.7	$173.8	$694.5
Revenue recognized during the six-month period ended June 30, 2025 in the table above included revenue from 2024 acquisitions that would not be reflected in prior periods.
Remaining Performance Obligations
Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of June 30, 2025, the aggregate amount of the contract price allocated to remaining performance obligations was $694.5 million. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2025 (remaining six months)	$444.4	$83.0	$527.4
2026	72.2	39.7	111.9
2027	2.2	22.7	24.9
2028	0.9	11.0	11.9
2029	0.5	5.6	6.1
Thereafter	0.5	11.8	12.3
Total	$520.7	$173.8	$694.5

Deferred Contract Costs
We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $144.0 million and $206.8 million as of June 30, 2025 and December 31, 2024, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $431.3 million and $362.9 million for the six-month periods ended June 30, 2025 and 2024, respectively.
We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.
5. Intangible Assets
The carrying amount of goodwill at June 30, 2025 and December 31, 2024 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At June 30, 2025
United States	$7,737.2	$74.8	$—	$7,812.0
United Kingdom	2,820.3	126.5	—	2,946.8
Canada	630.8	—	—	630.8
Australia	566.9	228.6	—	795.5
New Zealand	227.5	9.1	—	236.6
Other foreign	1,300.2	—	18.4	1,318.6
Total goodwill	$13,282.9	$439.0	$18.4	$13,740.3
At December 31, 2024
United States	$6,965.6	$74.8	$—	$7,040.4
United Kingdom	2,591.4	25.7	—	2,617.1
Canada	586.9	—	—	586.9
Australia	509.1	219.3	—	728.4
New Zealand	183.2	8.5	—	191.7
Other foreign	1,087.2	—	18.5	1,105.7
Total goodwill	$11,923.4	$328.3	$18.5	$12,270.2
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2025 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2024	$11,923.4	$328.3	$18.5	$12,270.2
Goodwill acquired during the period	944.0	83.7	—	1,027.7
Goodwill true-ups due to appraisals and other acquisition adjustments (see Note 3)	34.3	5.9	—	40.2
Foreign currency translation adjustments during the period	381.2	21.1	(0.1)	402.2
Balance as of June 30, 2025	$13,282.9	$439.0	$18.4	$13,740.3

Major classes of amortizable intangible assets at June 30, 2025 and December 31, 2024 consist of the following (in millions):

	June 30, 2025	December 31, 2024
Expiration lists	$9,877.6	$8,763.7
Accumulated amortization - expiration lists	(4,828.7)	(4,312.7)
	5,048.9	4,451.0
Non-compete agreements	135.0	117.7
Accumulated amortization - non-compete agreements	(95.4)	(85.4)
	39.6	32.3
Trade names	122.6	120.0
Accumulated amortization - trade names	(79.5)	(73.2)
	43.1	46.8
Net amortizable assets	$5,131.6	$4,530.1
Estimated aggregate amortization expense for each of the next five years and thereafter is as follows (in millions):

2025 (remaining six months)	$362.6
2026	694.8
2027	658.6
2028	614.2
2029	562.6
Thereafter	2,238.8
Total	$5,131.6

6. Credit and Other Debt Agreements
The following is a summary of our corporate and other debt (in millions):

	June 30, 2025	December 31, 2024
Senior Notes:
Semi-annual payments of interest, fixed rate of 4.60%, balloon due December 15, 2027	$750.0	$750.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due December 15, 2029	750.0	750.0
Semi-annual payments of interest, fixed rate of 2.40%, balloon due November 9, 2031	400.0	400.0
Semi-annual payments of interest, fixed rate of 5.00%, balloon due February 15, 2032	500.0	500.0
Semi-annual payments of interest, fixed rate of 5.50%, balloon due March 2, 2033	350.0	350.0
Semi-annual payments of interest, fixed rate of 6.50%, balloon due February 15, 2034	400.0	400.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due July 15, 2034	500.0	500.0
Semi-annual payments of interest, fixed rate of 5.15%, balloon due February 15, 2035	1,500.0	1,500.0
Semi-annual payments of interest, fixed rate of 3.50%, balloon due May 20, 2051	850.0	850.0
Semi-annual payments of interest, fixed rate of 3.05%, balloon due March 9, 2052	350.0	350.0
Semi-annual payments of interest, fixed rate of 5.75%, balloon due March 2, 2053	600.0	600.0
Semi-annual payments of interest, fixed rate of 6.75%, balloon due February 15, 2054	600.0	600.0
Semi-annual payments of interest, fixed rate of 5.75%, balloon due July 15, 2054	500.0	500.0
Semi-annual payments of interest, fixed rate of 5.55%, balloon due February 15, 2055	1,500.0	1,500.0
Total Senior Notes	9,550.0	9,550.0
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	—	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	30.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	341.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	69.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	79.0
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100.0	100.0
Semi-annual payments of interest, fixed rate of 2.46%, balloon due May 5, 2036	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0

Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	56.0
Total Note Purchase Agreements	3,323.0	3,523.0
Credit Agreement:
Periodic payments of interest and principal, expires April 3, 2030	—	—
Premium Financing Debt Facility - expires October 31, 2026:
Facility B
AUD denominated tranche, interbank rates plus 1.400%	146.3	218.2
NZD denominated tranche, interbank rates plus 1.850%	—	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.830%	3.2	—
NZD denominated tranche, interbank rates plus 0.990%	7.7	7.0
Total Premium Financing Debt Facility	157.2	225.2
Total corporate and other debt	13,030.2	13,298.2
Less unamortized debt acquisition costs on Senior Notes and Note Purchase Agreements	(85.5)	(90.1)
Less unamortized discount on Bonds Payable	(49.6)	(51.0)
Net corporate and other debt	$12,895.1	$13,157.1
The Senior Notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
7. Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2025	2024	2025	2024
Net earnings attributable to controlling interests	$365.8	$283.4	$1,070.2	$891.8
Weighted average number of common shares outstanding	256.2	218.8	255.5	218.1
Dilutive effect of stock options using the treasury stock method	4.2	4.1	4.4	4.3
Weighted average number of common and common equivalent shares outstanding	260.4	222.9	259.9	222.4
Basic net earnings per share	$1.43	$1.30	$4.19	$4.09
Diluted net earnings per share	$1.40	$1.27	$4.12	$4.01
Anti-dilutive stock-based awards of 0.8 million and 1.0 million shares were outstanding at the three-month periods ended June 30, 2025 and 2024, respectively, which were excluded in the computation of the dilutive effect of stock-based awards for the three-month periods then ended. Anti-dilutive stock-based awards of 0.8 million and 0.7 million shares were outstanding at the six-month periods ended June 30, 2025 and 2024, respectively, which were excluded in the computation of the dilutive effect of stock-based awards for the six-month periods then ended. These stock‑based awards were excluded from the computation because the exercise prices on these stock‑based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.
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
The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) was 2.1 million at June 30, 2025.
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
During the three-month periods ended June 30, 2025 and 2024, we recognized $11.7 million and $10.5 million, respectively, of compensation expense related to our stock option grants. During the six-month periods ended June 30, 2025 and 2024, we recognized $29.5 million and $25.6 million, respectively, of compensation expense related to our stock option grants.
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
Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2025 and 2024, as determined on the grant date using the Black-Scholes option pricing model, was $98.27 and $69.55, respectively.

The following is a summary of our stock option activity and related information for 2025 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2025
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	7.3	$148.26
Granted	0.8	337.75
Exercised	(1.0)	105.45
Forfeited or canceled	(0.1)	186.68
Ending balance	7.0	$175.86	3.88	$1,025.7
Exercisable at end of period	2.4	$110.24	2.16	$495.7
Ending unvested and expected to vest	4.3	$206.32	4.70	$497.1
Options with respect to 10.1 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at June 30, 2025.
The total intrinsic value of options exercised during the six-month periods ended June 30, 2025 and 2024 was $215.8 million and $173.7 million, respectively. As of June 30, 2025, we had approximately $167.8 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.
Other information regarding stock options outstanding and exercisable at June 30, 2025 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$79.59	—	$79.59	0.4	0.70	$79.59	0.4	$79.59
86.17	—	86.17	0.8	1.66	86.17	0.8	86.17
127.90	—	127.90	1.2	2.71	127.90	0.7	127.90
156.85	—	156.85	0.8	3.58	156.85	0.2	156.85
158.56	—	161.14	1.0	3.71	158.64	0.3	158.59
177.09	—	202.13	1.0	4.71	177.76	—	—
238.88	—	243.54	1.0	5.67	243.54	—	—
337.74	—	347.44	0.8	6.67	337.75	—	—
$79.59	—	$347.44	7.0	3.88	$175.86	2.4	$110.24
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
In the first quarters of 2025 and 2024, the compensation committee approved $22.2 million and $23.2 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2025 and 2024, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2025 and 2024 awards. During the three-month periods ended June 30, 2025 and 2024, we charged $5.2 million and $5.6 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2025 and 2024, we charged $8.7 million and $9.6 million, respectively, to compensation expense related to these awards.
In the first quarters of 2025 and 2024, the compensation committee approved $2.3 million and $2.3 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in the first quarters of 2025 and 2024, respectively. During the three-month periods ended June 30, 2025 and 2024, we charged $0.4 million and $0.6 million compensation expense related to these awards. During the six-month periods ended June 30, 2025 and 2024, we charged $0.9 million and $1.1 million, respectively, to compensation expense related to these awards. There were $3.8 million and $2.3 million, respectively, of distributions from the sub-plans during the six-month periods ended June 30, 2025 and 2024.
At June 30, 2025 and December 31, 2024, we recorded $87.2 million (related to 2.1 million shares) and $77.0 million (related to 2.2 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity-based awards under the plan at June 30, 2025 and December 31, 2024 was $659.4 million and $616.4 million, respectively. During the six-month periods ended June 30, 2025 and 2024, cash and equity awards with an aggregate fair value of $16.9 million and $17.9 million, respectively, were vested and distributed to executives under the DEPP.
We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarters of 2025 and 2024, the compensation committee approved $7.8 million and $8.1 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the first quarters of 2025 and 2024, respectively. During the three-month periods ended June 30, 2025 and 2024, we charged $2.3 million and $5.1 million, respectively, to compensation expense related to these awards. During the six-month periods ended June 30, 2025 and 2024, we charged $7.0 million and $9.9 million, respectively, to compensation expense related to these awards. There were $23.0 million and $13.6 million, respectively, of distributions from the DCPP during the six-month periods ended June 30, 2025 and 2024.
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
The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the Company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At June 30, 2025, 2.1 million shares were available for grant under the LTIP for such awards.
In the first quarters of 2025 and 2024, we granted 297,000 and 345,000 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $94.3 million and $83.9 million, respectively, at the date of grant. These 2025 and 2024 awards of restricted stock units vest in full based on continued employment through March 1, 2030 and March 1, 2029, respectively.
We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our unaudited consolidated financial statements. During the three-month periods ended June 30, 2025 and 2024, we recognized $16.1 million and $14.1 million, respectively, to compensation expense related to restricted stock unit awards granted in 2020 through 2025. During the six-month periods ended June 30, 2025 and 2024, we recognized $29.3 million and $27.0 million, respectively, to compensation expense related to restricted stock unit awards granted in 2020 through 2025. The total intrinsic value of unvested restricted stock units at June 30, 2025 and 2024 was $593.0 million and $512.7 million, respectively. During the six-month periods ended June 30, 2025 and 2024, equity awards (including accrued dividends) with an aggregate value of $112.3 million and $93.3 million, respectively, were vested and distributed to employees under this plan.
Performance Share Awards
On March 1, 2025 and March 1, 2024, pursuant to the LTIP, respectively, the compensation committee approved 68,000 and 58,000, respectively, of provisional performance share awards, with an aggregate fair value of $21.8 million and $14.2 million, respectively, for future grants to our officers. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2025 Proxy Statement). Earned shares for the 2025 and 2024 provisional awards will fully vest based on continuous employment through March 1, 2028 and March 1, 2027, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable thereafter. The 2025 and 2024 awards are subject to a three-year performance period that began on January 1, 2025 and 2024, respectively, and vest on the three-year anniversary of the date of grant (March 1, 2028 and March 1, 2027). Performance share awards granted in 2023 to certain executive officers age 55 or older are not subject to forfeitures upon such officers’ departure from the Company after two years from date of grant. Performance share awards granted in 2024 to executive officers are not subject to forfeiture upon such officers’ departure from the Company once they attain the age of 62. In each case, the awards vest on a pro rata basis based on the number of months rounded up during which the officer was employed during the three-year performance period. During the three-month periods ended June 30, 2025 and 2024, we recognized $6.3 million and $5.6 million, respectively, to compensation expense related to performance share awards granted in 2021 through 2025. During the six-month periods ended June 30, 2025 and 2024, we recognized $12.6 million and $10.6 million, respectively, to compensation expense related to performance share awards granted in 2021 through 2025. The total intrinsic value of unvested performance share awards at June 30, 2025 and 2024 was $103.9 million and $85.2 million, respectively. During the six-month periods ended June 30, 2025 and 2024, equity awards (including accrued dividends) with an aggregate fair value of $35.5 million and $31.6 million, respectively, were vested and distributed to employees under this plan.
Cash Awards
Pursuant to our Performance Unit Program (which we refer to as the Program), there were no units granted in the six-month periods ended June 30, 2025 and 2024. The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITDAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units will fully vest based on continuous employment through the three-year vesting period. The ultimate award value will be equal to the trailing twelve-month price of our common stock, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.
On March 15, 2022, pursuant to the Program, the compensation committee approved provisional cash awards of $19.9 million in the aggregate for future grants to our officers and key employees that are denominated in units (125,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. During the three and six-month periods ended June 30, 2025, there was no compensation expense recognized related to these awards. During the three-month and six-month periods ended June 30, 2024, we recognized $3.3 million and $6.7 million to compensation expense related to these awards.
During the six-month period ended June 30, 2025, cash awards related to the 2022 provisional award with an aggregate fair value of $26.5 million (111,000 units in the aggregate) were vested and distributed to employees under the program. During the six-month period ended June 30, 2024, cash awards related to the 2021 provisional award with an aggregate fair value of $25.4 million (129,000 units in the aggregate) were vested and distributed to employees under the program.
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
We have not received or pledged any collateral related to derivative arrangements at June 30, 2025.
The notional and fair values of derivatives designated as hedging instruments are as follows at June 30, 2025 and December 31, 2024 (in millions):

		Derivative Assets		Derivative Liabilities
Instrument	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At June 30, 2025
Interest rate contracts	$1,500.0	Other current assets	$2.7	Accrued compensation and other current liabilities	$16.8
		Other noncurrent assets	—	Other noncurrent liabilities	—
Foreign exchange contracts (1)	8.0	Other current assets	23.9	Accrued compensation and other current liabilities	0.2
		Other noncurrent assets	14.1	Other noncurrent liabilities	0.8
Total	$1,508.0		$40.7		$17.8
At December 31, 2024
Interest rate contracts	$—	Other current assets	$—	Accrued compensation and other current liabilities	$—
		Other noncurrent assets	—	Other noncurrent liabilities	—
Foreign exchange contracts (1)	24.4	Other current assets	6.2	Accrued compensation and other current liabilities	2.4
		Other noncurrent assets	2.6	Other noncurrent liabilities	2.9
Total	$24.4		$8.8		$5.3
(1)Included within foreign exchange contracts at June 30, 2025 were $622.5 million of call options, offset with $622.5 million of put options, and $0.2 million of buy forwards, offset with $8.2 million of sell forwards. Included within foreign exchange contracts at December 31, 2024 were $595.4 million of call options, offset with $595.4 million of put options, and $1.2 million of buy forwards, offset with $25.6 million of sell forwards.

The effect of cash flow hedge accounting on accumulated other comprehensive loss for the six-month periods ended June 30, 2025 and 2024 was as follows (in millions):

Instrument	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain Recognized in Earnings Related to Amount Excluded from Effectiveness Testing	Statement of Earnings Classification
Three-month period ended June 30, 2025
Interest rate contracts	$(8.9)	$(0.3)	$—	Interest expense
Foreign exchange contracts	17.2	(4.8)	—	Commission revenue
		(0.5)	—	Compensation expense
		(0.3)	0.1	Operating expense
Total	$8.3	$(5.9)	$0.1
Three-month period ended June 30, 2024
Interest rate contracts	$(3.6)	$(0.3)	$—	Interest expense
Foreign exchange contracts	(0.4)	(1.0)	—	Commission revenue
		(0.4)	0.2	Compensation expense
		(0.4)	0.2	Operating expense
Total	$(4.0)	$(2.1)	$0.4

Six-month period ended June 30, 2025
Interest rate contracts	$(21.6)	$(0.6)	$—	Interest expense
Foreign exchange contracts	27.9	(5.2)	—	Commission revenue
		(1.1)	0.1	Compensation expense
		(0.7)	0.1	Operating expense
Total	$6.3	$(7.6)	$0.2
Six-month period ended June 30, 2024
Interest rate contracts	$(2.9)	$(0.6)	$—	Interest expense
Foreign exchange contracts	(3.8)	(0.8)	—	Commission revenue
		(0.9)	0.5	Compensation expense
		(0.7)	0.4	Operating expense
Total	$(6.7)	$(3.0)	$0.9
(1)For the three and six-month periods ended June 30, 2025, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of $0.1 million and $0.2 million, respectively. For the three and six-month periods ended June 30, 2024, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of $0.1 million and a gain of $0.2 million, respectively.
We estimate that approximately $37.1 million of pretax gain currently included within accumulated other comprehensive income will be reclassified into earnings in the next twelve months.
12. Commitments, Contingencies and Off-Balance Sheet Arrangements
In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note Purchase Agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase obligations at June 30, 2025 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Senior Notes	$—	$—	$750.0	$—	$750.0	$8,050.0	$9,550.0
Note Purchase Agreements	—	640.0	478.0	200.0	350.0	1,655.0	3,323.0
Credit Agreement	—	—	—	—	—	—	—
Premium Financing Debt Facility	157.2	—	—	—	—	—	157.2
Interest on debt	342.9	611.5	593.0	539.2	528.5	6,589.4	9,204.5
Total debt obligations	500.1	1,251.5	1,821.0	739.2	1,628.5	16,294.4	22,234.7
Operating lease obligations	61.2	122.6	99.9	71.3	52.7	176.2	583.9
Less sublease arrangements	(1.2)	(2.2)	(1.9)	(1.3)	(1.0)	—	(7.6)
Outstanding purchase obligations	167.9	197.1	156.0	40.2	26.8	54.3	642.3
Total contractual obligations	$728.0	$1,569.0	$2,075.0	$849.4	$1,707.0	$16,524.9	$23,453.3
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
Outstanding Purchase Obligations - The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at June 30, 2025. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.
Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of June 30, 2025 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2025	2026	2027	2028	2029	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$14.2	$14.2
Financial guarantees	—	—	—	—	—	28.6	28.6
Total commitments	$—	$—	$—	$—	$—	$42.8	$42.8
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
Since January 1, 2002, we have acquired 770 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2021 to 2025 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,411.5 million, of which $600.3 million was recorded in our consolidated balance sheet as of June 30, 2025 based on the estimated fair value of the expected future payments to be made, of which approximately $546.7 million can be settled in cash or stock at our option and $53.6 million must be settled in cash.
Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at June 30, 2025 or December 31, 2024, that was recourse to us.
At June 30, 2025, we had posted one letter of credit totaling $0.4 million, in the aggregate, related to our self‑insurance deductibles, for which we had a recorded liability of $11.3 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At June 30, 2025, we had posted eight letters of credit totaling $13.0 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity and one letter of credit totaling $0.8 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition. These letters of credit have never been drawn upon.
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
Contingent Liabilities - We purchase insurance to provide protection from E&O claims that may arise during the ordinary course of business. Currently we retain the first $15.0 million of each and every E&O claim. In addition, we retain, in aggregate, up to another $2.0 million between $15.0 million and $100.0 million, plus up to another $10.0 million between $100.0 million and $225.0 million, and up to another $20.0 million between $225.0 million and $400.0 million. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the June 30, 2025 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $5.9 million and below the upper end of the actuarial range by $8.1 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

13. Supplemental Disclosures of Cash Flow Information

	Six-month period ended June 30,
Supplemental disclosures of cash flow information (in millions):	2025	2024
Interest paid	$224.0	$162.1
Income taxes paid, net	206.1	167.8
The following is a reconciliation of our end of period cash, cash equivalents, restricted cash and fiduciary cash balances as presented in the consolidated statement of cash flows for the six-month periods ended June 30, 2025 and 2024 (in millions):

	June 30,
	2025	2024
Cash and cash equivalents - non-restricted cash	$14,068.3	$1,219.2
Cash and cash equivalents - restricted cash	231.2	196.1
Total cash and cash equivalents	14,299.5	1,415.3
Fiduciary cash	6,507.0	5,422.5
Total cash, cash equivalents, restricted cash and fiduciary cash	$20,806.5	$6,837.8
Total cash and cash equivalents, restricted cash and fiduciary cash at June 30, 2025 and June 30, 2024, include $15,047.9 million and $1,947.4 million, respectively, of income earning money market accounts. The increase in cash invested in money market accounts between years is primarily due to the proceeds received from the AssuredPartners Financing ($13.5 billion) and proceeds received in January 2025 from the exercise by the underwriters of the overallotment provision related to the follow-on-common stock offering ($1.28 billion). Refer to Note 3 for more information regarding the AssuredPartners Financing. The dividend income on money market accounts was recorded in interest income, premium finance and other income in our consolidated statement of earnings, which increased $288.1 million during the six-month period ended June 30, 2025 ($287.2 million of which related to the proceeds from the AssuredPartners Financing) to $480.1 million for the period ended June 30, 2025 compared to $192.0 million for the period ended June 30, 2024.
We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pretax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or the common stock of the Company. We expensed (net of plan forfeitures) $59.8 million and $56.0 million related to the plan in the six-month periods ended June 30, 2025 and 2024, respectively. During 2024, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which was funded in February 2025. During 2023, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2023 plan year to be funded with our common stock, which was funded in February 2024.
14. Accumulated Other Comprehensive Loss
The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following (in millions):

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Loss
Balance as of December 31, 2024	$(23.2)	$(1,232.8)	$104.9	$(1,151.1)
Net change in period	(4.7)	644.9	10.6	650.8
Balance as of June 30, 2025	$(27.9)	$(587.9)	$115.5	$(500.3)

The foreign currency translation during the six-month period ended June 30, 2025 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand, the U.K. and other non-U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, British pound, Canadian dollar and New Zealand dollar. To prepare our unaudited consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during the six-month period ended June 30, 2025 primarily relates to goodwill (see Note 5 for the impact on goodwill) and amortizable intangible assets held by operations with a non-U.S. dollar functional currency.
During the six-month periods ended June 30, 2025 and 2024, $7.6 million and $3.0 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During the six-month periods ended June 30, 2025 and 2024, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.
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
Our Chief Operating Decision Maker (which we refer to as CODM), who is our Chairman and Chief Executive Officer, analyzes and evaluates the operating performance of the three reportable segments presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by the CODM and there are no additional significant expenses within the expense categories presented in the tables below. The key areas of focus by the CODM for allocation of resources are revenues from each reportable segment, as well as their compensation and operating expenses.
Financial information relating to our segments for the three and six-month periods ended June 30, 2025 and 2024 as follows
(in millions):

Three-Month Period Ended June 30, 2025	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,807.5	$—	$—	$1,807.5
Fees	579.1	383.3	—	962.4
Supplemental revenues	102.8	—	—	102.8
Contingent revenues	72.7	—	—	72.7
Interest income, premium finance revenues and other income	223.5	8.6	0.4	232.5
Revenues before reimbursements	2,785.6	391.9	0.4	3,177.9
Reimbursements	—	42.9	—	42.9
Total revenues	2,785.6	434.8	0.4	3,220.8
Compensation	1,526.2	243.6	33.6	1,803.4
Operating	368.9	72.9	77.5	519.3
Reimbursements	—	42.9	—	42.9
Interest	—	—	158.6	158.6
Depreciation	38.1	9.9	1.7	49.7
Amortization	174.3	6.8	—	181.1
Change in estimated acquisition earnout payables	(6.3)	0.7	—	(5.6)
Total expenses	2,101.2	376.8	271.4	2,749.4
Earnings (loss) before income taxes	684.4	58.0	(271.0)	471.4
Provision (benefit) for income taxes	176.0	15.4	(86.2)	105.2
Net earnings (loss)	508.4	42.6	(184.8)	366.2
Net earnings attributable to noncontrolling interests	0.4	—	—	0.4
Net earnings (loss) attributable to controlling interests	$508.0	$42.6	$(184.8)	$365.8
Net foreign exchange (loss) gain	$(0.2)	$0.6	$25.3	$25.7
Revenues:
United States	$1,704.3	$343.9	$0.4	$2,048.6
United Kingdom	643.0	28.1	—	671.1
Australia	96.6	58.9	—	155.5
Canada	104.5	1.9	—	106.4
New Zealand	57.6	0.1	—	57.7
Other foreign	179.6	2.0	—	181.6
Total revenues	$2,785.6	$434.8	$0.4	$3,220.8

Six-Month Period Ended June 30, 2025	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$4,056.7	$—	$—	$4,056.7
Fees	1,199.3	747.9	—	1,947.2
Supplemental revenues	216.7	—	—	216.7
Contingent revenues	165.6	—	—	165.6
Interest income, premium finance revenues and other income	461.9	17.4	0.8	480.1
Revenues before reimbursements	6,100.2	765.3	0.8	6,866.3
Reimbursements	—	81.9	—	81.9
Total revenues	6,100.2	847.2	0.8	6,948.2
Compensation	3,143.4	474.7	83.0	3,701.1
Operating	715.3	143.7	150.7	1,009.7
Reimbursements	—	81.9	—	81.9
Interest	—	—	317.0	317.0
Depreciation	71.0	19.4	3.4	93.8
Amortization	377.9	12.5	—	390.4
Change in estimated acquisition earnout payables	9.1	1.1	—	10.2
Total expenses	4,316.7	733.3	554.1	5,604.1
Earnings (loss) before income taxes	1,783.5	113.9	(553.3)	1,344.1
Provision (benefit) for income taxes	459.0	30.2	(220.2)	269.0
Net earnings (loss)	1,324.5	83.7	(333.1)	1,075.1
Net earnings attributable to noncontrolling interests	4.9	—	—	4.9
Net earnings (loss) attributable to controlling interests	$1,319.6	$83.7	$(333.1)	$1,070.2
Net foreign exchange gain	$0.4	$0.6	$49.2	$50.2
Revenues:
United States	$3,835.5	$675.7	$0.8	$4,512.0
United Kingdom	1,318.5	49.4	—	1,367.9
Australia	165.2	115.1	—	280.3
Canada	203.5	3.7	—	207.2
New Zealand	97.4	0.2	—	97.6
Other foreign	480.1	3.2	—	483.3
Total revenues	$6,100.2	$847.2	$0.8	$6,948.2
At June 30, 2025
Identifiable assets:
United States	$26,335.0	$1,143.0	$15,234.0	$42,712.0
United Kingdom	22,802.8	433.5	9.7	23,246.0
Australia	1,982.5	393.8	—	2,376.3
Canada	1,908.0	7.3	—	1,915.3
New Zealand	859.5	11.7	—	871.2
Other foreign	8,847.1	25.2	129.4	9,001.7
Total identifiable assets	$62,734.9	$2,014.6	$15,373.1	$80,122.6
Goodwill - net	$13,282.9	$439.0	$18.4	$13,740.3
Amortizable intangible assets - net	4,932.4	199.2	—	5,131.6

Three-Month Period Ended June 30, 2024	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,661.8	$—	$—	$1,661.8
Fees	477.6	349.5	—	827.1
Supplemental revenues	88.7	—	—	88.7
Contingent revenues	59.8	—	—	59.8
Interest income, premium finance revenues and other income	88.4	9.1	1.1	98.6
Revenues before reimbursements	2,376.3	358.6	1.1	2,736.0
Reimbursements	—	39.4	—	39.4
Total revenues	2,376.3	398.0	1.1	2,775.4
Compensation	1,370.3	219.2	30.6	1,620.1
Operating	337.9	67.1	20.6	425.6
Reimbursements	—	39.4	—	39.4
Interest	—	—	94.3	94.3
Depreciation	32.3	6.8	1.7	40.8
Amortization	170.8	—	—	170.8
Change in estimated acquisition earnout payables	18.7	0.1	—	18.8
Total expenses	1,930.0	332.6	147.2	2,409.8
Earnings (loss) before income taxes	446.3	65.4	(146.1)	365.6
Provision (benefit) for income taxes	113.5	17.6	(50.9)	80.2
Net earnings (loss)	332.8	47.8	(95.2)	285.4
Net earnings attributable to noncontrolling interests	2.0	—	—	2.0
Net earnings (loss) attributable to controlling interests	$330.8	$47.8	$(95.2)	$283.4
Net foreign exchange (loss) gain	$(0.7)	$—	$2.4	$1.7
Revenues:				—
United States	$1,394.6	$324.2	$1.1	$1,719.9
United Kingdom	574.6	14.0	—	588.6
Australia	90.9	56.0	—	146.9
Canada	110.3	1.7	—	112.0
New Zealand	55.9	2.1	—	58.0
Other foreign	150.0	—	—	150.0
Total revenues	$2,376.3	$398.0	$1.1	$2,775.4

Six-Month Period Ended June 30, 2024	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$3,655.4	$—	$—	$3,655.4
Fees	1,084.3	694.0	—	1,778.3
Supplemental revenues	182.6	—	—	182.6
Contingent revenues	145.8	—	—	145.8
Interest income, premium finance revenues and other income	173.1	17.4	1.5	192.0
Revenues before reimbursements	5,241.2	711.4	1.5	5,954.1
Reimbursements	—	78.0	—	78.0
Total revenues	5,241.2	789.4	1.5	6,032.1
Compensation	2,847.1	433.1	65.8	3,346.0
Operating	677.3	135.5	48.5	861.3
Reimbursements	—	78.0	—	78.0
Interest	—	—	186.5	186.5
Depreciation	65.1	17.7	3.4	86.2
Amortization	326.8	6.3	—	333.1
Change in estimated acquisition earnout payables	2.5	0.2	—	2.7
Total expenses	3,918.8	670.8	304.2	4,893.8
Earnings (loss) before income taxes	1,322.4	118.6	(302.7)	1,138.3
Provision (benefit) for income taxes	337.0	31.5	(128.3)	240.2
Net earnings (loss)	985.4	87.1	(174.4)	898.1
Net earnings attributable to noncontrolling interests	6.3	—	—	6.3
Net earnings (loss) attributable to controlling interests	$979.1	$87.1	$(174.4)	$891.8
Net foreign exchange (loss) gain	$(0.7)	$—	$2.4	$1.7
Revenues:
United States	$3,208.6	$644.7	$1.5	$3,854.8
United Kingdom	1,159.4	28.0	—	1,187.4
Australia	158.9	109.0	—	267.9
Canada	213.4	3.4	—	216.8
New Zealand	97.6	4.3	—	101.9
Other foreign	403.3	—	—	403.3
Total revenues	$5,241.2	$789.4	$1.5	$6,032.1
At June 30, 2024
Identifiable assets:
United States	$25,435.7	$1,109.0	$2,440.9	$28,985.6
United Kingdom	21,785.7	124.4	—	21,910.1
Australia	1,960.7	426.4	—	2,387.1
Canada	1,939.6	4.8	—	1,944.4
New Zealand	820.8	18.8	—	839.6
Other foreign	6,834.2	—	106.7	6,940.9
Total identifiable assets	$58,776.7	$1,683.4	$2,547.6	$63,007.7
Goodwill - net	$11,559.7	$336.9	$18.9	$11,915.5
Amortizable intangible assets - net	4,276.7	112.7	—	4,389.4

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis that follows relates to our financial condition and results of operations for the six-month period ended June 30, 2025. Readers should review this information in conjunction with the June 30, 2025 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2024.
Prior Year Discussion of Results and Comparisons
For Information on fiscal second quarter 2024 results and similar comparisons, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-Q for the fiscal three and six-month periods ended June 30, 2025.
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
•Adjusted measures - We define these measures as revenues (for the brokerage segment), revenues before reimbursements (for the risk management segment), net earnings, compensation expense and operating expense, respectively, each adjusted to exclude the following, as applicable:
•Net (gains) losses on divestitures, which are primarily net proceeds received related to sales of books of business and other divestiture transactions, such as the disposal of a business through sale or closure.
•Acquisition integration costs, which include costs related to certain large acquisitions (including the acquisitions of Willis Re, Buck, Cadence Insurance, Eastern Insurance, My Plan Manager and Woodruff Sawyer), outside the scope of our usual tuck‑in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, compensation expense related to amortization of certain retention bonus arrangements, extra lease space, duplicate services and external costs incurred to assimilate the acquisition into our IT related systems.
•Transaction-related costs, which are associated with completed, future and terminated acquisitions. Costs primarily relate to the acquisitions of Willis Re, Buck, Cadence Insurance, Eastern Insurance and Woodruff Sawyer, which closed on April 10, 2025, and the pending acquisition of AssuredPartners. These include costs related to regulatory filings, legal and accounting services, insurance and incentive compensation.

•Workforce related charges, which primarily include severance costs (either accrued or paid) related to employee terminations and other costs associated with redundant workforce.
•Lease termination related charges, which primarily include costs related to terminations of real estate leases and abandonment of leased space.
•Acquisition related adjustments principally relate to changes in estimated acquisition earnout payables adjustments and acquisition related compensation charges. In addition, from time to time may include changes in balance sheet estimates arising from conforming accounting principles, purchase-related true-ups and other balance sheet adjustments made after the closing date; the net impact on the results for first quarter 2024 was approximately $26 million of revenues and approximately $28 million of compensation expense.
•Amortization of intangible assets, which reflects the amortization of customer/expiration lists, non-compete agreements, trade names and other intangible assets acquired through our merger and acquisition strategy, the impact to amortization expense of acquisition valuation adjustments to these assets as well as non-cash impairment charges.
•The impact of foreign currency translation, as applicable. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same period in the prior year.
•Effective income tax rate impact, which levelizes the prior year for the change in current year tax rates.
•Adjusted ratios - Adjusted compensation expense and adjusted operating expense, respectively, each divided by adjusted revenues.
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
•EBITDAC and EBITDAC Margin - EBITDAC is net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables and EBITDAC margin is EBITDAC divided by total revenues (for the brokerage segment) and revenues before reimbursements (for the risk management segment). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance for the overall business and provide a meaningful way to measure its financial performance on an ongoing basis.
•EBITDAC, as adjusted and EBITDAC Margin, as adjusted - Adjusted EBITDAC is EBITDAC adjusted to exclude net gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, transaction related costs, and the period-over-period impact of foreign currency translation as applicable, and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance, and are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.
•EPS, as adjusted and Net Earnings, as adjusted - Adjusted net earnings have been adjusted to exclude the after-tax impact of net gains on divestitures, acquisition integration costs, the impact of foreign currency translation, workforce related charges, lease termination related charges, acquisition related adjustments, transaction related costs, amortization of intangible assets, and effective income tax rate impact, as applicable. Adjusted EPS is Adjusted Net Earnings divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and for the overall business is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.
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
Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 51 and 58), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on pages 44 and 45), for organic revenue measures (on pages 52 and 59), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses and adjusted EBITDAC margin, (on pages 54 and 55) for the brokerage segment and (on pages 60 and 61) for the risk management segment.
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
Overview and Second Quarter 2025 Highlights
We are engaged in providing insurance brokerage, reinsurance brokerage, consulting services, and third-party property/casualty claims settlement and administration services to entities and individuals around the world. In the six-month period ended June 30, 2025, we generated approximately 65% of our revenues for the combined brokerage and risk management segments domestically and 35% internationally, primarily in Australia, Canada, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate. The brokerage and risk management segments contributed approximately 88% and 12%, respectively, to revenues during the six-month period ended June 30, 2025. The corporate segment did not generate any significant revenues in the six-month period ended June 30, 2025. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Interest income is earned on cash, cash equivalents and fiduciary cash and revenues are generated from premium financing.

We use the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey as an indicator of the insurance rate environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S. The second quarter 2025 survey had not been published as of the filing date of this report. The first quarter 2025 survey indicated that commercial property/casualty rates increased by 4.2% on average and we expect a similar trend to be noted when the CIAB's second quarter 2025 survey report is issued, which would indicate overall continued price firming.
We believe increases in property/casualty rates will continue for the remainder of 2025 due to rising loss costs, increased frequency of natural catastrophe and weather related losses, prior year reserve volatility and social inflation. We estimate global insured natural catastrophe losses were approximately $84 billion during the first half of 2025. Further global natural catastrophe loss activity from severe convective storms, hurricanes and earthquakes during the remainder of 2025 may cause insurance and/or reinsurance carriers to increase property pricing upon renewal. Additionally, elevated loss trends and continued profitability concerns within casualty coverages, could lead to a more difficult rate and conditions environment in certain lines. Based on our experience, insurance and reinsurance carriers are providing adequate capacity in the market for nearly all lines of coverage and appear to be making rational pricing decisions. Accordingly, we are seeing more carrier competition across property, and continued caution within casualty lines.

The combination of economic growth and inflation is increasing insurable values, while a solid labor market with low unemployment is likely contributing to increases in client insured exposures. Additionally, we have yet to see any meaningful changes in our customers’ business activity from the prospect of tariffs.

We expect that our history of strong new business generation, solid retentions and enhanced value‑added services for our carrier partners should result in further organic growth opportunities around the world. Overall, we believe that in a positive renewal premium change environment, both rate and exposure, our professionals can demonstrate their expertise and high‑quality, value-added capabilities by strengthening our clients’ insurance portfolios and delivering insurance and risk management solutions within our clients’ budgets.

On July 4, 2025, the One Big Beautiful Bill Act (which we refer to as OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements, but we do not believe there will be a material adverse impact on our consolidated statement of earnings from OBBBA.

Summary of Financial Results - Three-Month Periods Ended June 30, 2025 and 2024
See the reconciliations of non-GAAP measures on page 46.

(In millions, except per share data)	2nd Quarter 2025		2nd Quarter 2024		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Brokerage Segment
Revenues	$2,785.6	$2,779.5	$2,376.3	$2,404.7	17%	16%
Organic revenues		$2,429.2		$2,308.1		5.3%
Net earnings	$508.4		$332.8		53%
Net earnings margin	18.3%		14.0%		+ 425 bpts
Adjusted EBITDAC		$1,012.9		$795.9		27%
Adjusted EBITDAC margin		36.4%		33.1%		+ 334 bpts
Diluted net earnings per share	$1.95	$2.75	$1.48	$2.48	32%	11%
Risk Management Segment
Revenues before reimbursements	$391.9	$391.8	$358.6	$357.9	9%	9%
Organic revenues		$368.1		$346.6		6.2%
Net earnings	$42.6		$47.8		(11)%
Net earnings margin (before reimbursements)	10.9%		13.3%		- 246 bpts
Adjusted EBITDAC		$82.1		$73.1		12%
Adjusted EBITDAC margin (before reimbursements)		21.0%		20.4%		+ 53 bpts
Diluted net earnings per share	$0.16	$0.20	$0.21	$0.22	(24)%	(9)%
Corporate Segment
Diluted net loss per share	$(0.71)	$(0.62)	$(0.42)	$(0.41)
Total Company
Diluted net earnings per share	$1.40	$2.33	$1.27	$2.29	10%	2%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$2.11	$2.95	$1.69	$2.70	25%	9%

Summary of Financial Results - Six-Month Periods Ended June 30, 2025 and 2024
See the reconciliations of non-GAAP measures on page 47.

(In millions, except per share data)	Six-Months 2025		Six-Months 2024		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Brokerage Segment
Revenues	$6,100.2	$6,087.7	$5,241.2	$5,225.3	16%	17%
Organic revenues		$5,413.4		$5,033.4		7.6%
Net earnings	$1,324.5		$985.4		34%
Net earnings margin	21.7%		18.8%		+ 291 bpts
Adjusted EBITDAC		$2,449.5		$1,919.7		28%
Adjusted EBITDAC margin		40.2%		36.7%		+ 350 bpts
Diluted net earnings per share	$5.08	$6.72	$4.40	$6.06	15%	11%
Risk Management Segment
Revenues before reimbursements	$765.3	$765.0	$711.4	$709.4	8%	8%
Organic revenues		$722.4		$687.6		5.1%
Net earnings	$83.7		$87.1		(4)%
Net earnings margin (before reimbursements)	10.9%		12.2%		- 130 bpts
Adjusted EBITDAC		$158.6		$145.8		9%
Adjusted EBITDAC margin (before reimbursements)		20.7%		20.6%		+ 18 bpts
Diluted net earnings per share	$0.32	$0.39	$0.39	$0.42	(18)%	(7)%
Corporate Segment
Diluted net loss per share	$(1.28)	$(1.11)	$(0.78)	$(0.76)
Total Company
Diluted net earnings per share	$4.12	$6.00	$4.01	$5.72	3%	5%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$5.40	$7.11	$4.79	$6.48	13%	10%
The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three and six-month periods ended June 30, 2025 with the same periods in 2024. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 51 and 58, respectively, of this filing.

For the Three-Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2025	2024	2025	2024	2025	2024	2025	2024	Chg

	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$2,785.6	$2,376.3	$508.4	$332.8	$890.5	$668.1	$1.95	$1.48	32%
Net (gains) on divestitures	(6.1)	(2.0)	(4.5)	(1.5)	(6.1)	(2.0)	(0.02)	(0.01)
Acquisition integration	—	—	30.4	40.0	40.7	53.6	0.12	0.18
Workforce and lease termination	—	—	28.1	20.8	37.8	27.9	0.11	0.10
Acquisition related adjustments	—	—	24.8	30.8	50.0	37.2	0.09	0.14
Amortization of intangible assets	—	—	129.9	127.5	—	—	0.50	0.57
Effective income tax rate impact	—	—	—	(2.5)	—	—	—	(0.01)
Levelized foreign currency translation	—	30.4	—	7.7	—	11.1	—	0.03
Brokerage, as adjusted *	2,779.5	2,404.7	717.1	555.6	1,012.9	795.9	2.75	2.48	11%
Risk Management, as reported	391.9	358.6	42.6	47.8	75.4	72.3	0.16	0.21	(24)%
Net (gains) on divestitures	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	(0.1)	—	—
Acquisition integration	—	—	1.1	0.2	1.5	0.2	0.01	—
Workforce and lease termination	—	—	2.9	1.1	4.0	1.4	0.01	0.01
Acquisition related adjustments	—	—	1.0	0.1	1.3	0.1	—	—
Amortization of intangible assets	—	—	5.0	—	—	—	0.02	—
Levelized foreign currency translation	—	(0.6)	—	(0.6)	—	(0.8)	—	—
Risk Management, as adjusted *	391.8	357.9	52.5	48.5	82.1	73.1	0.20	0.22	(9)%
Corporate, as reported	0.4	1.1	(184.8)	(95.2)	(110.7)	(50.1)	(0.71)	(0.42)
Transaction-related costs	—	—	24.3	2.3	29.0	2.8	0.09	0.01
Corporate, as adjusted*	0.4	1.1	(160.5)	(92.9)	(81.7)	(47.3)	(0.62)	(0.41)
Total Company, as reported	$3,177.9	$2,736.0	$366.2	$285.4	$855.2	$690.3	$1.40	$1.27	10%
Total Company, as adjusted *	$3,171.7	$2,763.7	$609.1	$511.2	$1,013.3	$821.7	$2.33	$2.29	2%
Total Brokerage & Risk
Management, as reported	$3,177.5	$2,734.9	$551.0	$380.6	$965.9	$740.4	$2.11	$1.69	25%
Total Brokerage & Risk
Management, as adjusted *	$3,171.3	$2,762.6	$769.6	$604.1	$1,095.0	$869.0	$2.95	$2.70	9%
* For the three-month period ended June 30, 2025, the pretax impact of the brokerage segment adjustments totals $279.9 million, mostly due to non-cash period expenses related to intangible amortization, with a corresponding adjustment to the provision for income taxes of $71.2 million relating to these items. For the three-month period ended June 30, 2025, the pretax impact of the risk management segment adjustments totals $13.6 million, with a corresponding adjustment to the provision for income taxes of $3.7 million relating to these items. For the three-month period ended June 30, 2025, the pretax impact of the corporate segment adjustments totals $29.0 million, with a corresponding adjustment to the benefit for income taxes of $4.7 million. A detailed reconciliation of the 2025 provision (benefit) for income taxes is shown on page 46.
*For the three-month period ended June 30, 2024, the pretax impact of the brokerage segment adjustments totals $301.7 million, with a corresponding adjustment to the provision for income taxes of $78.9 million relating to these items. For the three-month period ended June 30, 2024, the pretax impact of the risk management segment adjustments totals $0.9 million, with a corresponding adjustment to the provision for income taxes of $0.2 million relating to these items. For the three-month period ended June 30, 2024, the pretax impact of the corporate segment adjustments totals $2.8 million, with a corresponding adjustment to the benefit for income taxes of $0.5 million. A detailed reconciliation of the 2024 provision (benefit) for income taxes is shown on page 46.

For the Six-Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2025	2024	2025	2024	2025	2024	2025	2024	Chg

	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$6,100.2	$5,241.2	$1,324.5	$985.4	$2,241.5	$1,716.8	$5.08	$4.40	15%
Net (gains) on divestitures	(12.5)	(2.5)	(9.3)	(1.9)	(12.5)	(2.5)	(0.04)	(0.01)
Acquisition integration	—	—	63.3	76.4	84.7	102.3	0.24	0.35
Workforce and lease termination	—	—	41.5	29.5	55.7	39.5	0.16	0.13
Acquisition related adjustments	—	(26.0)	49.4	22.5	80.1	61.0	0.19	0.10
Amortization of intangible assets	—	—	282.1	244.2	—	—	1.09	1.10
Effective income tax rate impact	—	—	—	(5.1)	—	—	—	(0.02)
Levelized foreign currency translation	—	12.6	—	1.4	—	2.6	—	0.01
Brokerage, as adjusted *	6,087.7	5,225.3	1,751.5	1,352.5	2,449.5	1,919.7	6.72	6.06	11%
Risk Management, as reported	765.3	711.4	83.7	87.1	146.9	142.8	0.32	0.39	(18)%
Net (gains) losses on divestitures	(0.3)	0.1	(0.2)	—	(0.3)	0.1	—	—
Acquisition integration	—	—	2.2	0.7	3.1	0.9	0.01	—
Workforce and lease termination	—	—	5.2	2.0	7.2	2.6	0.02	0.01
Acquisition related adjustments	—	—	1.3	0.2	1.7	0.2	—	—
Amortization of intangible assets	—	—	9.2	4.5	—	—	0.04	0.02
Levelized foreign currency translation	—	(2.1)	—	(0.5)	—	(0.8)	—	—
Risk Management, as adjusted *	765.0	709.4	101.4	94.0	158.6	145.8	0.39	0.42	(7)%
Corporate, as reported	0.8	1.5	(333.1)	(174.4)	(232.9)	(112.8)	(1.28)	(0.78)
Transaction-related costs	—	—	44.3	5.0	52.1	6.0	0.17	0.02
Corporate, as adjusted*	0.8	1.5	(288.8)	(169.4)	(180.8)	(106.8)	(1.11)	(0.76)
Total Company, as reported	$6,866.3	$5,954.1	$1,075.1	$898.1	$2,155.5	$1,746.8	$4.12	$4.01	3%
Total Company, as adjusted *	$6,853.5	$5,936.2	$1,564.1	$1,277.0	$2,427.3	$1,958.7	$6.00	$5.72	5%
Total Brokerage & Risk
Management, as reported	$6,865.5	$5,952.6	$1,408.2	$1,072.5	$2,388.4	$1,859.6	$5.40	$4.79	13%
Total Brokerage & Risk
Management, as adjusted *	$6,852.7	$5,934.7	$1,852.9	$1,446.4	$2,608.1	$2,065.5	$7.11	$6.48	10%
*For the six-month period ended June 30, 2025, the pretax impact of the brokerage segment adjustments totals $571.9 million, mostly due to non-cash period expenses related to intangible amortization, with a corresponding adjustment to the provision for income taxes of $144.9 million relating to these items. For the six-month period ended June 30, 2025, the pretax impact of the risk management segment adjustments totals $24.3 million, with a corresponding adjustment to the provision for income taxes of $6.6 million relating to these items. For the six-month period ended June 30, 2025, the pretax impact of the corporate segment adjustments totals $52.1 million, with a corresponding adjustment to the benefit for income taxes of $7.8 million. A detailed reconciliation of the 2025 provision (benefit) for income taxes is shown on page 47.
*For the six-month period ended June 30, 2024, the pretax impact of the brokerage segment adjustments totals $498.1 million, with a corresponding adjustment to the provision for income taxes of $131.1 million relating to these items. For the six-month period ended June 30, 2024, the pretax impact of the risk management segment adjustments totals $9.5 million, with a corresponding adjustment to the provision for income taxes of $2.6 million relating to these items. For the six-month period ended June 30, 2024, the pretax impact of the corporate segment adjustments totals $6.0 million, with a corresponding adjustment to the benefit for income taxes of $1.0 million. A detailed reconciliation of the 2024 provision (benefit) for income taxes is shown on page 47.

Reconciliation of Non-GAAP Measures - Pretax Earnings and Diluted Net Earnings per Share

(In millions, except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Quarter Ended June 30, 2025
Brokerage, as reported	$684.4	$176.0	$508.4	$0.4	$508.0	$1.95
Net (gains) on divestitures	(6.1)	(1.6)	(4.5)	—	(4.5)	(0.02)
Acquisition integration	40.7	10.3	30.4	—	30.4	0.12
Workforce and lease termination	37.8	9.7	28.1	—	28.1	0.11
Acquisition related adjustments	33.2	8.4	24.8	—	24.8	0.09
Amortization of intangible assets	174.3	44.4	129.9	—	129.9	0.50
Brokerage, as adjusted	$964.3	$247.2	$717.1	$0.4	$716.7	$2.75
Risk Management, as reported	$58.0	$15.4	$42.6	$—	$42.6	$0.16
Net (gains) on divestitures	(0.1)	—	(0.1)	—	(0.1)	—
Acquisition integration	1.5	0.4	1.1	—	1.1	0.01
Workforce and lease termination	4.0	1.1	2.9	—	2.9	0.01
Acquisition related adjustments	1.4	0.4	1.0	—	1.0	—
Amortization of intangible assets	6.8	1.8	5.0	—	5.0	0.02
Risk Management, as adjusted	$71.6	$19.1	$52.5	$—	$52.5	$0.20
Corporate, as reported	$(271.0)	$(86.2)	$(184.8)	$—	$(184.8)	$(0.71)
Transaction-related costs	29.0	4.7	24.3	—	24.3	0.09
Corporate, as adjusted	$(242.0)	$(81.5)	$(160.5)	$—	$(160.5)	$(0.62)
Quarter Ended June 30, 2024					—
Brokerage, as reported	$446.3	$113.5	$332.8	$2.0	$330.8	$1.48
Net (gains) on divestitures	(2.0)	(0.5)	(1.5)	—	(1.5)	(0.01)
Acquisition integration	53.6	13.6	40.0	—	40.0	0.18
Workforce and lease termination	27.9	7.1	20.8	—	20.8	0.10
Acquisition related adjustments	41.0	10.2	30.8	—	30.8	0.14
Amortization of intangible assets	170.8	43.3	127.5	—	127.5	0.57
Effective income tax rate impact	—	2.5	(2.5)	—	(2.5)	(0.01)
Levelized foreign currency translation	10.4	2.7	7.7	—	7.7	0.03
Brokerage, as adjusted	$748.0	$192.4	$555.6	$2.0	$553.6	$2.48
Risk Management, as reported	$65.4	$17.6	$47.8	$—	$47.8	$0.21
Net (gains) on divestitures	(0.1)	—	(0.1)	—	(0.1)	—
Acquisition integration	0.2	—	0.2	—	0.2	—
Workforce and lease termination	1.4	0.3	1.1	—	1.1	0.01
Acquisition related adjustments	0.1	—	0.1	—	0.1	—
Amortization of intangible assets	—	—	—	—	—	—
Levelized foreign currency translation	(0.7)	(0.1)	(0.6)	—	(0.6)	—
Risk Management, as adjusted	$66.3	$17.8	$48.5	$—	$48.5	$0.22
Corporate, as reported	$(146.1)	$(50.9)	$(95.2)	$—	$(95.2)	$(0.43)
Transaction-related costs	2.8	0.5	2.3	—	2.3	0.01
Corporate, as adjusted	$(143.3)	$(50.4)	$(92.9)	$—	$(92.9)	$(0.42)

Reconciliation of Non-GAAP Measures - Pretax Earnings and Diluted Net Earnings per Share

(In millions, except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Six-Months Ended June 30, 2025
Brokerage, as reported	$1,783.5	$459.0	$1,324.5	$4.9	$1,319.6	$5.08
Net (gains) on divestitures	(12.5)	(3.2)	(9.3)	—	(9.3)	(0.04)
Acquisition integration	84.7	21.4	63.3	—	63.3	0.24
Workforce and lease termination	55.7	14.2	41.5	—	41.5	0.16
Acquisition related adjustments	66.1	16.7	49.4	—	49.4	0.19
Amortization of intangible assets	377.9	95.8	282.1	—	282.1	1.09
Brokerage, as adjusted	$2,355.4	$603.9	$1,751.5	$4.9	$1,746.6	$6.72
Risk Management, as reported	$113.9	$30.2	$83.7	$—	$83.7	$0.32
Net (gains) on divestitures	(0.3)	(0.1)	(0.2)	—	(0.2)	—
Acquisition integration	3.1	0.9	2.2	—	2.2	0.01
Workforce and lease termination	7.2	2.0	5.2	—	5.2	0.02
Acquisition related adjustments	1.8	0.5	1.3	—	1.3	—
Amortization of intangible assets	12.5	3.3	9.2	—	9.2	0.04
Risk Management, as adjusted	$138.2	$36.8	$101.4	$—	$101.4	$0.39
Corporate, as reported	$(553.3)	$(220.2)	$(333.1)	$—	$(333.1)	$(1.28)
Transaction-related costs	52.1	7.8	44.3	—	44.3	0.17
Corporate, as adjusted	$(501.2)	$(212.4)	$(288.8)	$—	$(288.8)	$(1.11)
Six-Months Ended June 30, 2024					—
Brokerage, as reported	$1,322.4	$337.0	$985.4	$6.3	$979.1	$4.40
Net (gains) on divestitures	(2.5)	(0.6)	(1.9)	—	(1.9)	(0.01)
Acquisition integration	102.3	25.9	76.4	—	76.4	0.35
Workforce and lease termination	39.5	10.0	29.5	—	29.5	0.13
Acquisition related adjustments	29.9	7.4	22.5	(3.0)	25.5	0.10
Amortization of intangible assets	326.8	82.6	244.2	—	244.2	1.10
Effective income tax rate impact	—	5.1	(5.1)	—	(5.1)	(0.02)
Levelized foreign currency translation	2.1	0.7	1.4	—	1.4	0.01
Brokerage, as adjusted	$1,820.5	$468.1	$1,352.4	$3.3	$1,349.1	$6.06
Risk Management, as reported	$118.6	$31.5	$87.1	$—	$87.1	$0.39
Net losses on divestitures	0.1	0.1	—	—	—	—
Acquisition integration	0.9	0.2	0.7	—	0.7	—
Workforce and lease termination	2.6	0.6	2.0	—	2.0	0.01
Acquisition related adjustments	0.2	—	0.2	—	0.2	—
Amortization of intangible assets	6.3	1.8	4.5	—	4.5	0.02
Levelized foreign currency translation	(0.6)	(0.1)	(0.5)	—	(0.5)	—
Risk Management, as adjusted	$128.1	$34.1	$94.0	$—	$94.0	$0.42
Corporate, as reported	$(302.7)	$(128.3)	$(174.4)	$—	$(174.4)	$(0.78)
Transaction-related costs	6.0	1.0	5.0	—	5.0	0.02
Corporate, as adjusted	$(296.7)	$(127.3)	$(169.4)	$—	$(169.4)	$(0.76)

Acquisition of AssuredPartners and Woodruff Sawyer
As previously disclosed, on December 7, 2024, we signed a definitive agreement to acquire all of the issued and outstanding stock of Dolphin Topco, Inc., the holding company of AssuredPartners, Inc., a Delaware corporation (together with its subsidiaries, “AssuredPartners”) for gross consideration of $13.45 billion. The transaction is subject to customary regulatory approvals. On March 7, 2025, we received a request for additional information as part of the Hart-Scott-Rodino filing. We have responded to the request and expect that the transaction will close in the third quarter of 2025. AssuredPartners is a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines with operations in the U.K. and Ireland. We raised $8.5 billion of cash in our December 11, 2024 follow-on common stock offering and borrowed $5.0 billion of cash in our December 19, 2024 senior notes issuance (which we refer to, together with the follow-on common stock offering, as the AssuredPartners Financing) to fund the transaction. On January 7, 2025, we received an additional $1.28 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering.
On April 10, 2025, we acquired all of the issued and outstanding stock of Woodruff-Sawyer & Co. (which we refer to as Woodruff Sawyer) for consideration of $1.2 billion. We funded the transaction using cash on hand. Woodruff Sawyer provides a full suite of commercial property/casualty products, employee benefits solutions and risk management services with a focus on middle and large market clients. Immediately prior to closing, Woodruff Sawyer had over 600 employees serving through 14 U.S. offices and one U.K. office.

Results of Operations
Brokerage
The brokerage segment accounted for 88% of our revenues during the six-month period ended June 30, 2025. Our brokerage segment is primarily comprised of retail, wholesale and reinsurance brokerage operations. Our brokerage segment generates revenues by:
(i)Identifying, negotiating and placing all forms of insurance coverage, as well as providing data analytics, risk-shifting, risk-sharing and risk-mitigation consulting services, principally related to property/casualty, life, health, welfare and disability insurance. We also provide these services through, or in conjunction with, other unrelated agents and brokers, consultants and management advisors;
(ii)Identifying, negotiating and placing all forms of reinsurance coverage, as well as providing capital markets services, including acting as underwriter, with respect to insurance linked securities, weather derivatives, capital raising and selected merger and acquisition advisory activities;
(iii)Acting as an agent or broker for multiple underwriting enterprises by providing services such as sales, marketing, selecting, negotiating, underwriting, servicing and placing insurance coverage on their behalf;
(iv)Providing consulting services related to health and welfare benefits, voluntary benefits, executive benefits, compensation, retirement planning, institutional investment and fiduciary, actuarial, compliance, private insurance exchange, human resources technology, communications and benefits administration; and
(v)Providing management and administrative services to captives, pools, risk-retention groups, healthcare exchanges, small underwriting enterprises, such as accounting, claims and loss processing assistance, feasibility studies, actuarial studies, data analytics and other administrative services.
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

Financial information relating to our brokerage segment results for the three and six-month periods ended June 30, 2025 compared to the same periods in 2024, is as follows (in millions, except per share, percentages and workforce data)

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2025	2024	Change	2025	2024	Change
Commissions	$1,807.5	$1,661.8	$145.7	$4,056.7	$3,655.4	$401.3
Fees	579.1	477.6	101.5	1,199.3	1,084.3	115.0
Supplemental revenues	102.8	88.7	14.1	216.7	182.6	34.1
Contingent revenues	72.7	59.8	12.9	165.6	145.8	19.8
Interest income, premium finance revenues and other income	223.5	88.4	135.1	461.9	173.1	288.8
Total revenues	2,785.6	2,376.3	409.3	6,100.2	5,241.2	859.0
Compensation	1,526.2	1,370.3	155.9	3,143.4	2,847.1	296.3
Operating	368.9	337.9	31.0	715.3	677.3	38.0
Depreciation	38.1	32.3	5.8	71.0	65.1	5.9
Amortization	174.3	170.8	3.5	377.9	326.8	51.1
Change in estimated acquisition earnout payables	(6.3)	18.7	(25.0)	9.1	2.5	6.6
Total expenses	2,101.2	1,930.0	171.2	4,316.7	3,918.8	397.9
Earnings before income taxes	684.4	446.3	238.1	1,783.5	1,322.4	461.1
Provision for income taxes	176.0	113.5	62.5	459.0	337.0	122.0
Net earnings	508.4	332.8	175.6	1,324.5	985.4	339.1
Net earnings attributable to noncontrolling interests	0.4	2.0	(1.6)	4.9	6.3	(1.4)
Net earnings attributable to controlling interests	$508.0	$330.8	$177.2	$1,319.6	$979.1	$340.5
Diluted net earnings per share	$1.95	$1.48	$0.47	$5.08	$4.40	$0.68
Other Information
Change in diluted net earnings per share	32%	13%		15%	20%
Growth in revenues	17%	14%		16%	17%
Organic change in commissions and fees	5%	8%		7%	8%
Compensation expense ratio	55%	58%		52%	54%
Operating expense ratio	13%	14%		12%	13%
Effective income tax rate	26%	25%		26%	25%
Workforce at end of period (includes acquisitions)				44,909	40,566
Identifiable assets at June 30				$62,734.9	$58,776.7
EBITDAC
Net earnings	$508.4	$332.8	$175.6	$1,324.5	$985.4	$339.1
Provision for income taxes	176.0	113.5	62.5	459.0	337.0	122.0
Depreciation	38.1	32.3	5.8	71.0	65.1	5.9
Amortization	174.3	170.8	3.5	377.9	326.8	51.1
Change in estimated acquisition earnout payables	(6.3)	18.7	(25.0)	9.1	2.5	6.6
EBITDAC	$890.5	$668.1	$222.4	$2,241.5	$1,716.8	$524.7

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and six-month periods ended June 30, 2025 compared to the same periods in 2024 (in millions):

		Three-month period ended June 30,				Six-month period ended June 30,
		2025		2024	Change	2025		2024	Change
Net earnings, as reported		$508.4		$332.8	53%	$1,324.5		$985.4	34%
Provision for income taxes		176.0		113.5		459.0		337.0
Depreciation		38.1		32.3		71.0		65.1
Amortization		174.3		170.8		377.9		326.8
Change in estimated acquisition earnout payables		(6.3)		18.7		9.1		2.5
EBITDAC		890.5		668.1	33%	2,241.5		1,716.8	31%
Net (gains) on divestitures		(6.1)	0	(2.0)		(12.5)	0	(2.5)
Acquisition integration		40.7		53.6		84.7		102.3
Workforce and lease termination related charges		37.8		27.9		55.7		39.5
Acquisition related adjustments		50.0		37.2		80.1		61.0
Levelized foreign currency translation		—		11.1		—		2.6
EBITDAC, as adjusted		$1,012.9		$795.9	27%	$2,449.5		$1,919.7	28%
Net earnings margin, as reported		18.3%		14.0%	+ 425 bpts	21.7%		18.8%	+ 291 bpts
EBITDAC margin, as adjusted	*	36.4%		33.1%	+ 334 bpts	40.2%		36.7%	+ 350 bpts
Reported revenues		$2,785.6	0	$2,376.3		$6,100.2	0	$5,241.2
Adjusted revenues - see pages 44 and 45		$2,779.5		$2,404.7		$6,087.7		$5,225.3
*Second quarter 2025 adjusted EBITDAC margin would be 33.0% excluding approximately $144.2 million of interest income revenues earned on the proceeds received in December 2024 related to the AssuredPartners Financing.
Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended June 30, 2025, compared to the same period in 2024, was due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2025 ($127.1 million), and to the organic change in base commissions and fee revenues. The organic change in base commissions and fee revenues were 4.7% and 7.5% for the three-month periods ended June 30, 2025 and 2024, respectively.
The aggregate increase in base commissions and fees for the six-month period ended June 30, 2025, compared to the same period in 2024, was due to revenues associated with acquisitions that were made in the twelve-month period ended June 30, 2025 ($217.7 million), and to the organic change in base commissions and fee revenues. The organic change in base commissions and fee revenues were 7.1% and 8.2% for the six-month periods ended June 30, 2025 and 2024, respectively.
In our property/casualty brokerage operations, during the three and six-month periods ended June 30, 2025 we saw continued strong customer retention, new business generation and increasing renewal premiums (premium rates and exposures). We believe these favorable trends should continue for the remainder of 2025; however, if economic conditions worsen or premium rate increases slow, we could see our revenue growth soften.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three and six-month periods ended June 30, 2025 and 2024 include the following (in millions):

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
Organic Revenues (Non-GAAP)	2025		2024	Change	2025		2024	Change
Base Commissions and Fees
Commission and fees, as reported	$2,386.6		$2,139.4	11.6%	$5,256.0	0	$4,739.7	10.9%
Less commission and fee revenues from acquisitions	(127.1)		—		(217.7)		(26.0)
Less divested operations	—		(9.6)		—		(21.1)
Levelized foreign currency translation	—		28.0		—		11.3
Organic base commission and fees	$2,259.5		$2,157.8	4.7%	$5,038.3		$4,703.9	7.1%
Supplemental revenues
Supplemental revenues, as reported	$102.8	0	$88.7	15.9%	$216.7	0	$182.6	18.7%
Less supplemental revenues from acquisitions	(3.2)		—		(3.3)		—
Levelized foreign currency translation	—		1.4		—		1.1
Organic supplemental revenues	$99.6		$90.1	10.5%	$213.4		$183.7	16.2%
Contingent revenues
Contingent revenues, as reported	$72.7	0	$59.8	21.6%	$165.6	0	$145.8	13.6%
Less contingent revenues from acquisitions	(2.6)		—		(3.9)		—
Levelized foreign currency translation	—		0.4		—		—
Organic contingent revenues	$70.1		$60.2	16.5%	$161.7		$145.8	10.9%
Total reported commissions, fees, supplemental revenues and contingent revenues	$2,562.1		$2,287.9	12.0%	$5,638.3		$5,068.1	11.3%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(132.9)		—		(224.9)		(26.0)
Less divested operations	—		(9.6)		—		(21.1)
Levelized foreign currency translation	—		29.8		—		12.4
Total organic commissions, fees, supplemental revenues and contingent revenues	$2,429.2		$2,308.1	5.3%	$5,413.4		$5,033.4	7.6%

The following is a summary of brokerage segment acquisition activity for 2025 and 2024:

	Three-month period ended June 30,		Six-month period ended June 30,
	2025	2024	2025	2024
Number of acquisitions closed	9	12	19	24
Estimated annualized revenues acquired (in millions)	$290.8	$72.0	$353.5	$141.2
In the three and six-month periods ended June 30, 2025 we issued no shares and 49,000 shares, respectively, of our common stock issued at the request of sellers and/or in connection with tax-free exchange acquisitions. In the three and six-month periods ended June 30, 2024 we issued 154,000 and 512,000 shares, respectively, of our common stock issued at the request of sellers and/or in connection with tax-free exchange acquisitions.
Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2025, 2024 and 2023 by quarter are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2025
Reported supplemental revenues	$113.9	$102.8			$216.7
Reported contingent revenues	92.9	72.7			165.6
Reported supplemental and contingent revenues	$206.8	$175.5			$382.3
2024
Reported supplemental revenues	$93.9	$88.7	$79.1	$97.7	$359.4
Reported contingent revenues	86.0	59.8	69.3	52.5	267.6
Reported supplemental and contingent revenues	$179.9	$148.5	$148.4	$150.2	$627.0
2023
Reported supplemental revenues	$81.6	$71.2	$70.8	$90.6	$314.2
Reported contingent revenues	71.8	54.2	53.9	55.4	235.3
Reported supplemental and contingent revenues	$153.4	$125.4	$124.7	$146.0	$549.5
Interest income, premium finance revenues and other income - This primarily represents interest income earned on cash, cash equivalents and fiduciary cash and revenues from premium financing, income from equity investments and net gains related to divestitures and sales of books of business.
Interest income, premium finance revenues and other income in the three and six-month periods ended June 30, 2025 increased compared to the same periods in 2024, primarily due to increases in interest income earned on our own and fiduciary funds, including the $144.2 million and $287.2 million, respectively, interest income earned in the three and six-month periods ended June 30, 2025 related to the proceeds from the AssuredPartners Financing.

The following table provides a reconciliation of brokerage segment interest income, premium finance revenues and other income, as reported in our consolidated financial statements to interest income earned on cash, cash equivalents and fiduciary cash (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2025	2024	2025	2024
Interest income, premium finance revenues and other income	$223.5	$88.4	$461.9	$173.1
Less:
Net (gains) on divestitures	(6.1)	(2.0)	(12.5)	(2.5)
Premium financing revenues and net earnings from equity interests	(23.5)	(24.1)	(46.8)	(45.6)
Interest income from cash, cash equivalents, and fiduciary cash	$193.9	$62.3	$402.6	$125.0
Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and six-month periods ended June 30, 2025 with the same periods in 2024 (in millions):

	Three-month period ended June 30,			Six-month period ended June 30,
	2025		2024	2025		2024
Compensation expense, as reported	$1,526.2	0	$1,370.3	$3,143.4	0	$2,847.1
Acquisition integration	(20.0)		(30.9)	(47.6)		(55.4)
Workforce and lease termination related charges	(36.4)		(24.9)	(52.9)		(35.3)
Acquisition related adjustments	(50.0)		(37.2)	(80.1)		(87.0)
Levelized foreign currency translation	—		15.9	—		7.1
Compensation expense, as adjusted	$1,419.8		$1,293.2	$2,962.8		$2,676.5
Reported compensation expense ratios	54.8%		57.7%	51.5%		54.3%
Adjusted compensation expense ratios	51.1%		53.8%	48.7%		51.2%
Reported revenues	$2,785.6	0	$2,376.3	$6,100.2	0	$5,241.2
Adjusted revenues - see pages 44 and 45	$2,779.5		$2,404.7	$6,087.7		$5,225.3
The $155.9 million increase in compensation expense for the three-month period ended June 30, 2025 compared to the same period in 2024, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended June 30, 2025 ‑ $87.0 million, increases in base and incentive compensation related to the hiring of producers and other roles to service and support organic growth - $55.5 million in the aggregate, increased acquisition earnout related adjustments - $12.8 million, increases in workforce related charges - $11.5 million, partially offset by reduced acquisition integration costs - $10.9 million.
The $296.3 million increase in compensation expense for the six-month period ended June 30, 2025 compared to the same period in 2024, was primarily due to increases in base and incentive compensation related to the hiring of producers and other roles to service and support organic growth and higher benefit costs - $159.2 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended June 30, 2025 ‑ $134.2 million, increases in workforce related charges - $17.6 million, partially offset by decreases in acquisition integration costs - $7.8 million and reduced acquisition earnout related adjustments - $6.9 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and six-month periods ended June 30, 2025 with the same periods in 2024 (in millions):

	Three-month period ended June 30			Six-month period ended June 30
	2025		2024	2025		2024
Operating expense, as reported	$368.9	0	$337.9	$715.3	0	$677.3
Acquisition integration	(20.7)		(22.7)	(37.1)		(46.9)
Workforce and lease termination related charges	(1.4)		(3.0)	(2.8)		(4.2)
Levelized foreign currency translation	—		3.4	—		2.9
Operating expense, as adjusted	$346.8		$315.6	$675.4		$629.1
Reported operating expense ratios	13.2%		14.2%	11.7%		12.9%
Adjusted operating expense ratios	12.5%		13.1%	11.1%		12.0%
Reported revenues	$2,785.6	0	$2,376.3	$6,100.2	0	$5,241.2
Adjusted revenues - see pages 43 and 44	$2,779.5		$2,404.7	$6,087.7		$5,225.3
The $31.0 million increase in operating expense for the three-month period ended June 30, 2025 compared to the same period in 2024, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2025 ‑ $24.0 million, additional investments in technology, underlying inflation of travel and entertainment related costs, partially offset by savings in real estate expenses related to office consolidations - $10.6 million in the aggregate, partially offset by decreases in acquisition integration costs - $2.0 million and workforce related charges - $1.6 million.
The $38.0 million increase in operating expense for the six-month period ended June 30, 2025 compared to the same period in 2024, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2025 ‑ $36.4 million, additional investments in technology, partially offset by savings in real estate expenses related to office consolidations - $12.8 million in the aggregate, partially offset by reduced acquisition integration costs - $9.8 million and a decrease in workforce related charges - $1.4 million,
Depreciation - Depreciation expense increased in the three and six-month periods ended June 30, 2025 compared to the same periods in 2024 by $5.8 million and $5.9 million, respectively. The increase in depreciation expense in 2025 compared to 2024 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increase in depreciation expense was the depreciation expense associated with acquisitions completed in the twelve-month period ended June 30, 2025.
Amortization - The increase in amortization expense in the three and six-month periods ended June 30, 2025 compared to the same periods in 2024 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2025. Based on the results of impairment reviews and decisions made to exit some non-core operations during the six-month periods ended June 30, 2025, we wrote off $40.6 million of amortizable assets. Based on the results of impairment reviews during the three and six-month periods June 30, 2024, we wrote off $14.0 million of amortizable assets. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).
Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three and six-month periods ended June 30, 2025 compared to the same periods in 2024, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During the three-month periods ended June 30, 2025 and 2024, we recognized $10.5 million and $14.9 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2021 to 2025. During the six-month periods ended June 30, 2025 and 2024, we recognized $23.1 million and $33.6 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2021 to 2025. In addition, during the three-month periods ended June 30, 2025 and 2024, we recognized $16.8 million of income and $3.8 million of expense, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 35 and 30 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2025 and 2024, we recognized $14.0 million and $31.1 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 55 and 58 acquisitions, respectively.
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
Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2025 and 2024, were 25.7% and 25.4%, respectively. The brokerage segment’s effective income tax rates for the six-month periods ended June 30, 2025 and 2024, were 25.7% and 25.5%, respectively. We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in our brokerage segment based on known changes in tax rates in future periods.
Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended June 30, 2025 and 2024, include noncontrolling interest earnings of $0.4 million and $2.0 million, respectively. The amounts reported in this line for the six-month periods ended June 30, 2025 and 2024, include noncontrolling interest earnings of $4.9 million and $6.3 million, respectively.
Risk Management
The risk management segment accounted for 12% of our revenue during the six-month period ended June 30, 2025. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, nonprofit, captive and public sector entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.
Financial information relating to our risk management segment results for the three and six-month periods ended June 30, 2025 compared to the same periods in 2024, is as follows (in millions, except per share, percentages and workforce data):

Statement of Earnings	Three-month period ended June 30,			Six-month period ended June 30,
	2025	2024	Change	2025	2024	Change
Fees	$383.3	$349.5	$33.8	$747.9	$694.0	$53.9
Interest income and other income	8.6	9.1	(0.5)	17.4	17.4	—
Revenues before reimbursements	391.9	358.6	33.3	765.3	711.4	53.9
Reimbursements	42.9	39.4	3.5	81.9	78.0	3.9
Total revenues	434.8	398.0	36.8	847.2	789.4	57.8
Compensation	243.6	219.2	24.4	474.7	433.1	41.6
Operating	72.9	67.1	5.8	143.7	135.5	8.2
Reimbursements	42.9	39.4	3.5	81.9	78.0	3.9
Depreciation	9.9	6.8	3.1	19.4	17.7	1.7
Amortization	6.8	—	6.8	12.5	6.3	6.2
Change in estimated acquisition earnout payables	0.7	0.1	0.6	1.1	0.2	0.9
Total expenses	376.8	332.6	44.2	733.3	670.8	62.5
Earnings before income taxes	58.0	65.4	(7.4)	113.9	118.6	(4.7)
Provision for income taxes	15.4	17.6	(2.2)	30.2	31.5	(1.3)
Net earnings	42.6	47.8	(5.2)	83.7	87.1	(3.4)
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings attributable to controlling interests	$42.6	$47.8	$(5.2)	$83.7	$87.1	$(3.4)
Diluted net earnings per share	$0.16	$0.21	$(0.05)	$0.32	$0.39	$(0.07)
Other information
Change in diluted net earnings per share	(24%)	24%		(18%)	22%
Growth in revenues (before reimbursements)	9%	13%		8%	15%
Organic change in fees (before reimbursements)	6%	8%		5%	10%
Compensation expense ratio (before reimbursements)	62%	61%		62%	61%
Operating expense ratio (before reimbursements)	19%	19%		19%	19%
Effective income tax rate	27%	27%		27%	27%
Workforce at end of period (includes acquisitions)				10,584	10,103
Identifiable assets at June 30				$2,014.6	$1,683.4
EBITDAC
Net earnings	$42.6	$47.8	$(5.2)	$83.7	$87.1	$(3.4)
Provision for income taxes	15.4	17.6	(2.2)	30.2	31.5	(1.3)
Depreciation	9.9	6.8	3.1	19.4	17.7	1.7
Amortization	6.8	—	6.8	12.5	6.3	6.2
Change in estimated acquisition earnout payables	0.7	0.1	0.6	1.1	0.2	0.9
EBITDAC	$75.4	$72.3	$3.1	$146.9	$142.8	$4.1

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and six-month periods ended June 30, 2025 to the same periods in 2024 (in millions):

	Three-month period ended June 30,				Six-month period ended June 30,
	2025		2024	Change	2025		2024	Change
Net earnings, as reported	$42.6		$47.8	(11)%	$83.7	0.0	$87.1	(4)%
Provision for income taxes	15.4		17.6		30.2	0.0	31.5
Depreciation	9.9		6.8		19.4	0.0	17.7
Amortization	6.8		—		12.5	0.0	6.3
Change in estimated acquisition earnout payables	0.7		0.1		1.1	0.0	0.2
Total EBITDAC	75.4		72.3	4%	146.9		142.8	3%
Net (gains) losses on divestitures	(0.1)		(0.1)		(0.3)		0.1
Acquisition integration	1.5		0.2		3.1		0.9
Workforce and lease termination related charges	4.0		1.4		7.2		2.6
Acquisition related adjustments	1.3		0.1		1.7		0.2
Levelized foreign currency translation	—		(0.8)		—		(0.8)
EBITDAC, as adjusted	$82.1		$73.1	12%	$158.6		$145.8	9%
Net earnings margin (before reimbursements), as reported	10.9%		13.3%	- 246 bpts	10.9%		12.2%	- 130 bpts
EBITDAC margin (before reimbursements), as adjusted	21.0%		20.4%	+ 53 bpts	20.7%		20.6%	+ 18 bpts
Reported revenues (before reimbursements)	$391.9	0.0	$358.6		$765.3	0.0	$711.4
Adjusted revenues (before reimbursements) - see pages 44 and 45	$391.8	0.0	$357.9		$765.0	0.0	$709.4
Fees - In our risk management operations, for the three-month period ended June 30, 2025, client retention was strong and new business was positive. We believe these favorable trends should continue for the remainder of 2025. However, worsening economic conditions or a reversal in the number of workers employed could cause fewer new liability and core workers' compensation claims to arise in future quarters. Organic change in fee revenues for the three-month period ended June 30, 2025 was 6.2% compared to 7.7% for the same period in 2024. Organic change in fee revenues for the six-month period ended June 30, 2025 was 5.1% compared to 10.4% for the same period in 2024.

Items excluded from organic fee computations yet impacting revenue comparisons for the three and six-month periods ended June 30, 2025 and 2024 include the following (in millions):

	Three-Month Period Ended June 30			Six-Month Period Ended June 30
Organic Revenues (Non-GAAP)	2025	2024	Change	2025	2024	Change
Fees	$382.4	$347.0	10.2%	$745.3	$688.9	8.2%
International performance bonus fees	0.9	2.5		2.6	5.1
Fees as reported	383.3	349.5	9.7%	747.9	694.0	7.8%
Less fees from acquisitions	(15.2)	—		(25.5)	—
Less divested operations	—	(2.3)		—	(4.3)
Levelized foreign currency translation	—	(0.6)		—	(2.1)
Organic fees	$368.1	$346.6	6.2%	$722.4	$687.6	5.1%

The following is a summary of risk management segment acquisition activity for 2025 and 2024:

	Three-month period ended June 30,		Six-month period ended June 30,
	2025	2024	2025	2024
Number of acquisitions closed	—	—	1	—
Estimated annualized revenues acquired (in millions)	$—	$—	$38.2	$—
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
Interest income and other income - Interest income and other income primarily represents interest income earned on cash, cash equivalents and fiduciary cash. Interest income and other income in the three-month period ended June 30, 2025 decreased compared to the same period in 2024 and in the six-month period ended June 30, 2025 was flat compared to the same period in 2024, primarily due to interest income from fiduciary cash.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and six-month periods ended June 30, 2025 with the same periods in 2024 (in millions):

	Three-month period ended June 30,			Six-month period ended June 30,
	2025		2024	2025		2024
Compensation expense, as reported	$243.6		$219.2	$474.7		$433.1
Acquisition integration	(0.6)		—	(1.1)		(0.6)
Workforce and lease termination related charges	(3.3)		(0.9)	(6.1)		(1.7)
Acquisition related adjustments	(1.3)		(0.1)	(1.7)		(0.2)
Levelized foreign currency translation	—		(0.4)	—		(1.6)
Compensation expense, as adjusted	$238.4		$217.8	$465.8		$429.0
Reported compensation expense ratios (before reimbursements)	62.2%		61.1%	62.0%		60.9%
Adjusted compensation expense ratios (before reimbursements)	60.9%		60.9%	60.9%		60.5%
Reported revenues (before reimbursements)	$391.9	0	$358.6	$765.3	0	$711.4
Adjusted revenues (before reimbursements) - see pages 44 and 45	$391.8		$357.9	$765.0		$709.4
The $24.4 million increase in compensation expense for the three-month period ended June 30, 2025 compared to the same period in 2024, was primarily due to increases in base and incentive compensation to service and support organic growth - $10.7 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended June 30, 2025 ‑ $9.5 million, increases in workforce related charges - $2.4 million, acquisition earnout related adjustments - $1.2 million, and acquisition integration costs - $0.6 million.
The $41.6 million increase in compensation expense for the six-month period ended June 30, 2025 compared to the same period in 2024, was primarily due to increases in base compensation to service and support organic growth and higher benefit costs - $18.0 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended June 30, 2025 ‑ $17.2 million, increases in workforce related charges - $4.4 million, acquisition earnout related adjustments - $1.5 million, and acquisition integration costs - $0.5 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and six-month periods ended June 30, 2025 with the same periods in 2024 (in millions):

	Three-month period ended June 30,			Six-month period ended June 30,
	2025		2024	2025		2024
Operating expense, as reported	$72.9		$67.1	$143.7		$135.5
Acquisition integration	(0.9)		(0.2)	(2.0)		(0.3)
Workforce and lease termination related charges	(0.7)		(0.5)	(1.1)		(0.9)
Levelized foreign currency translation	—		0.6	—		0.3
Operating expense, as adjusted	$71.3		$67.0	$140.6		$134.6
Reported operating expense ratios (before reimbursements)	18.6%		18.7%	18.8%		19.1%
Adjusted operating expense ratios (before reimbursements)	18.2%		18.7%	18.4%		19.0%
Reported revenues (before reimbursements)	$391.9	0	$358.6	$765.3	0	$711.4
Adjusted revenues (before reimbursements) - see pages 44 and 45	$391.8		$357.9	$765.0		$709.4
The $5.8 million increase in operating expense for the three-month period ended June 30, 2025 compared to the same period in 2024, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2025 - $2.5 million, additional investments in technology - $2.4 million, increases in acquisition integration costs - $0.7 million and workforce related charges - $0.2 million.
The $8.2 million increase in operating expense for the six-month period ended June 30, 2025 compared to the same period in 2024, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2025 - $4.1 million, additional investments in technology, increases in acquisition integration costs - $1.7 million and in workforce related charges - $0.2 million, partially offset by savings in client-related expenses - $2.2 million in the aggregate.
Depreciation - Depreciation increased in the three and six-month periods ended June 30, 2025 compared to the same periods in 2024 by $3.1 million and $1.7 million, respectively, which reflects the impact of office consolidations that occurred as leases expired in 2024 (less depreciation associated with furniture, equipment and leasehold improvements), partially offset by the impact of expenditures related to upgrading computer systems.
Amortization - Amortization expense in the three and six-month periods ended June 30, 2025 increased by $6.8 million and $6.2 million, respectively, due to the normal recurring quarterly amortization expense. Based on the results of impairment reviews during the three and six-month periods ended June 30, 2025 and 2024, no impairments were noted.
Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three and six-month periods ended June 30, 2025 to the same periods in 2024, was due to accretion of the discount. During the three-month periods ended June 30, 2025 and 2024, we recognized $0.6 million and $0.1 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the six-month periods ended June 30, 2025 and 2024, we recognized $1.0 million and $0.2 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three and six-month periods ended June 30, 2025, we recognized $0.1 million of expense related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for one acquisition.
Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2025 and 2024, were 26.6% and 26.9%, respectively. The risk management segment’s effective income tax rates for the six-month periods ended June 30, 2025 and 2024, were 26.5% and 26.6%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment based on known changes in tax rates in future periods.

Corporate
The corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs and the impact of foreign currency remeasurement. For a detailed discussion of the nature of our debt, see Note 6 to our unaudited consolidated financial statements included herein as of June 30, 2025 and in Note 7 to our most recent Annual Report on Form 10‑K as of December 31, 2024.
Financial information relating to our corporate segment results for the three and six-month periods ended June 30, 2025 compared to the same periods in 2024 is as follows (in millions, except per share):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2025	2024	Change	2025	2024	Change
Other income	$0.4	$1.1	$(0.7)	$0.8	$1.5	$(0.7)
Total revenues	0.4	1.1	(0.7)	0.8	1.5	(0.7)
Compensation	33.6	30.6	3.0	83.0	65.8	17.2
Operating	77.5	20.6	56.9	150.7	48.5	102.2
Interest	158.6	94.3	64.3	317.0	186.5	130.5
Depreciation	1.7	1.7	—	3.4	3.4	—
Total expenses	271.4	147.2	124.2	554.1	304.2	249.9
Loss before income taxes	(271.0)	(146.1)	(124.9)	(553.3)	(302.7)	(250.6)
Benefit for income taxes	(86.2)	(50.9)	(35.3)	(220.2)	(128.3)	(91.9)
Net loss	(184.8)	(95.2)	(89.6)	(333.1)	(174.4)	(158.7)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net loss attributable to controlling interests	$(184.8)	$(95.2)	$(89.6)	$(333.1)	$(174.4)	$(158.7)
Diluted net loss per share	$(0.71)	$(0.42)	$(0.29)	$(1.28)	$(0.78)	$(0.50)
Identifiable assets at June 30				$15,373.1	$2,547.6
EBITDAC
Net loss	$(184.8)	$(95.2)	$(89.6)	$(333.1)	$(174.4)	$(158.7)
Benefit for income taxes	(86.2)	(50.9)	(35.3)	(220.2)	(128.3)	(91.9)
Interest	158.6	94.3	64.3	317.0	186.5	130.5
Depreciation	1.7	1.7	—	3.4	3.4	—
EBITDAC	$(110.7)	$(50.1)	$(60.6)	$(232.9)	$(112.8)	$(120.1)
Revenues - Revenues in the corporate segment consist of other income related to the run-off of legacy investments and other investment income.
Compensation expense - Compensation expense in the three-month periods ended June 30, 2025 and 2024, includes salary, incentive compensation, and associated benefit expenses of $33.6 million and $30.6 million, respectively. The change in compensation expense for the three-month period ended June 30, 2025 compared to the same period in 2024 was primarily due to increased incentive compensation and benefits expense, which includes transaction-related costs as described on page 64 in note (1).
Compensation expense in the six-month periods ended June 30, 2025 and 2024, includes salary, incentive compensation, and associated benefit expenses of $83.0 million and $65.8 million, respectively. The change in compensation expense for the six-month period ended June 30, 2025 compared to the same period in 2024 was primarily due to increased incentive compensation, which includes transaction-related costs as described on page 64 in note (1).
Operating expense - Operating expense in the three-month period ended June 30, 2025, includes banking and related fees of $0.9 million, external professional fees and other due diligence costs related to acquisitions of $33.0 million, which includes $28.5 million of transaction-related costs as described on page 64 in note (1), other corporate and clean energy related expenses, including technology and other professional fees of $18.4 million in aggregate, and a net unrealized foreign exchange remeasurement loss of $25.2 million.
Operating expense in the six-month period ended June 30, 2025, includes banking and related fees of $2.0 million, external professional fees and other due diligence costs related to acquisitions of $53.5 million, which includes $46.6 million of transaction-related costs as described on page 64 in note (1), other corporate and clean energy related expenses, including technology and other professional fees of $47.0 million in aggregate, and a net unrealized foreign exchange remeasurement loss of $48.2 million.
Operating expense in the three-month period ended June 30, 2024 includes banking and related fees of $0.7 million, external professional fees and other due diligence costs related to acquisitions of $6.0 million, which includes transaction‑related costs as described on page 64 in note (1), other corporate and clean energy related expenses, including technology and other professional fees of $11.7 million, and a net unrealized foreign exchange remeasurement loss of $(2.2) million.
Operating expense in the six-month period ended June 30, 2024 includes banking and related fees of $1.6 million, external professional fees and other due diligence costs related to acquisitions of $9.8 million, which includes transaction‑related costs as described on page 64 in note (1), other corporate and clean energy related expenses, including technology and other professional fees of $35.5 million, and a net unrealized foreign exchange remeasurement loss of $(1.6) million.
Interest expense - The increase in interest expense for the three and six-month periods ended June 30, 2025 compared to the same periods in 2024, was due to the following:

Change in interest expense related to:	Three-month period ended June 30, 2025	Six-month period ended June 30, 2025
Interest on borrowings from our Credit Agreement	$(1.3)	$(4.9)
Interest on the maturity of the Series H notes	—	(2.5)
Interest on the maturity of the Series HH notes	—	(0.6)
Interest on the $75.0 million senior notes funded on May 5, 2021	(0.2)	(0.2)
Interest on the $1,000.0 million senior notes funded on February 15, 2024	—	7.2
Interest on the $5,000.0 million senior notes funded on December 19, 2024	65.9	131.7
Amortization of hedge gains/losses	(0.1)	(0.2)
Net change in interest expense	$64.3	$130.5
Depreciation - Depreciation expense in the three and six-month periods ended June 30, 2025 was flat compared to 2024 and includes capital improvements made at our corporate headquarters and Gallagher Centers of Excellence and to the acquisition of other corporate related fixed assets.
Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local country statutory rates. Our consolidated effective tax rate for the three-month period ended June 30, 2025 was 22.3% compared to 21.9% for the same period in 2024. Our consolidated effective tax rate for the six-month period ended June 30, 2025 was 20.0% compared to 21.1% for the same period in 2024.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three and six-month periods ended June 30, 2025 and 2024 for the corporate segment (in millions):

	2025			2024
Three-Month Periods Ended June 30,	Pretax Loss	Income Tax (Provision) Benefit	(Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(159.5)	$41.5	$(118.0)	$(95.0)	$24.7	$(70.3)
Clean energy related	(1.8)	0.5	(1.3)	(2.2)	0.4	(1.8)
Acquisition costs (1)	(34.1)	5.5	(28.6)	(7.3)	1.2	(6.1)
Corporate (2)	(75.6)	38.7	(36.9)	(41.6)	24.6	(17.0)
Corporate, as reported	(271.0)	86.2	(184.8)	(146.1)	50.9	(95.2)
Adjustments
Transaction-related costs (1)	29.0	(4.7)	24.3	2.8	(0.5)	2.3
Components of Corporate Segment, as adjusted
Interest and banking costs	(159.5)	41.5	(118.0)	(95.0)	24.7	(70.3)
Clean energy related	(1.8)	0.5	(1.3)	(2.2)	0.4	(1.8)
Acquisition costs	(5.1)	0.8	(4.3)	(4.5)	0.7	(3.8)
Corporate (2)	(75.6)	38.7	(36.9)	(41.6)	24.6	(17.0)
Adjusted three months	$(242.0)	$81.5	$(160.5)	$(143.3)	$50.4	$(92.9)

	2025			2024
Six-Month Periods Ended June 30,	Pretax Loss	Income Tax (Provision) Benefit	(Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(319.0)	$83.0	$(236.0)	$(188.1)	$48.9	$(139.2)
Clean energy related	(3.6)	1.0	(2.6)	(4.1)	0.9	(3.2)
Acquisition costs (1)	(60.5)	8.9	(51.6)	(12.0)	2.0	(10.0)
Corporate (2)	(170.2)	127.3	(42.9)	(98.5)	76.5	(22.0)
Corporate, as reported	(553.3)	220.2	(333.1)	(302.7)	128.3	(174.4)
Adjustments
Transaction-related costs (1)	52.1	(7.8)	44.3	6.0	(1.0)	5.0
Components of Corporate Segment, as adjusted
Interest and banking costs	(319.0)	83.0	(236.0)	(188.1)	48.9	(139.2)
Clean energy related	(3.6)	1.0	(2.6)	(4.1)	0.9	(3.2)
Acquisition costs	(8.4)	1.1	(7.3)	(6.0)	1.0	(5.0)
Corporate (2)	(170.2)	127.3	(42.9)	(98.5)	76.5	(22.0)
Adjusted six months	$(501.2)	$212.4	$(288.8)	$(296.7)	$127.3	$(169.4)

(1)We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees associated with completed, future and terminated acquisitions. Adjustments primarily relate to our acquisition of Willis Re, the acquisitions of Buck, Cadence Insurance and Eastern Insurance, all of which closed in 2023, Woodruff Sawyer, which closed on April 10, 2025, and the pending acquisition of AssuredPartners.

(2)Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $(25.2) million in second quarter 2025 and a net unrealized foreign exchange remeasurement loss of $(2.2) million in second quarter 2024. Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $(48.2) million in the six-month period ended June 30, 2025 and a net unrealized foreign exchange remeasurement loss of $(1.6) million in the six-month period ended June 30, 2024.
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
Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, and net unrealized foreign exchange remeasurement. In addition, it includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses, the tax benefit from vesting of employee equity awards, as well as other permanent or discrete tax items not reflected in the provision for income taxes in the brokerage and risk management segments. The income tax benefit of stock-based awards that vested or were settled in the six-month periods ended June 30, 2025 and 2024, was $84.6 million and $63.0 million, respectively, and is included in the table above in the Corporate line.
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
On April 10, 2025, we acquired all of the issued and outstanding stock of Woodruff Sawyer for a gross consideration of $1.2 billion. We funded the transaction using cash on hand. Total expected expense to integrate Woodruff Sawyer into our operations is approximately $150.0 million.
Operating Cash Flow
Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement (as defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2024 and for the six-month period ended June 30, 2025, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuance of our common stock.
Cash provided by operating activities was $445.7 million and $908.8 million for six-month periods ended June 30, 2025 and 2024, respectively. The decrease in cash provided by operating activities during the six-month period ended June 30, 2025 compared to the same period in 2024, was primarily due to an increase in payments on acquisitions earnout in excess of initial estimates (primarily related to the acquisition of the Willis Towers Watson treaty reinsurance brokerage operations) and timing differences between periods with cash receipts and disbursements related to accounts receivables and accrued compensation and other current liabilities compared to the same period in 2024. In April 2025, we made a $750 million earnout payment to the sellers related to the acquisition of the Willis Towers Watson treaty reinsurance brokerage operations in December 2021.

During the six-month period ended June 30, 2025 employee matching contributions to the 401(k) plan of $105.4 million relating to 2024 were funded using common stock. During the six-month period ended June 30, 2024, employee matching contributions to the 401(k) plan of $86.0 million relating to 2023 were funded using common stock.
When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non‑cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $2,155.5 million and $1,746.8 million for the six-month periods ended June 30, 2025 and 2024, respectively. Net earnings attributable to controlling interests were $1,070.2 million and $891.8 million for the six-month periods ended June 30, 2025 and 2024, respectively. We believe that EBITDAC items are indicators of trends in liquidity.
Defined Benefit Pension Plan
In January 2025, we notified plan participants that we will fully terminate the plan. In the six-month period ended June 30, 2025, we initiated the wind down of the plan and we expect to complete such wind down by settling all future obligations under the plan through a combination of lump sum payments to eligible, electing participants and transferring the remaining liability through the purchase of a group annuity contract to a highly-rated third-party insurance company. We expect that the wind down will be completed in fourth quarter 2025. Based on estimates as of January 1, 2025, we anticipate recognizing a non-cash, pre-tax loss of approximately $30.0 million in fourth quarter 2025 to compensation expense in the consolidated statement of earnings and we do not expect to make any additional funding to the plan related to this plan termination process. The actual final amount of the settlement charge will depend on many factors, such as the lump sum election rate and the economic environment on the plan termination date which includes the annuity purchase rate and the asset values of the plan.
Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Income Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2025 plan year, nor were we required to make any minimum contributions to the plan for the 2024 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the six-month periods ended June 30, 2025 and 2024. We are not considering making any discretionary contributions to the plan in 2025, but may be required to make minimum contributions to the plan in future periods.
Investing Cash Flows
Capital Expenditures - Capital expenditures were $67.6 million and $61.5 million for the six-month periods ended June 30, 2025 and 2024, respectively. In 2025, we expect total expenditures for capital improvements to be approximately $150.0 million (includes the impact of acquisitions closed through June 30, 2025), part of which is related to expenditures on office moves and investments being made in IT and software development projects. Capital expenditures increased in 2025 compared to 2024 primarily due to an increase in acquisition integration related expenditures, differences in the period over period timing of expenditures related to investments in information technology, and by the movement of information technology to cloud computing based technology from in‑house hosted environments. Expenditures made related to cloud computing based technology are accounted for as deferred costs versus fixed assets, which would reduce capital expenditures.
Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $1,661.6 million and $518.6 million in the six-month periods ended June 30, 2025 and 2024, respectively. In addition, during the six-month period ended June 30, 2025, we issued 0.1 million shares ($16.6 million) of our common stock as payment for a portion of the total consideration paid for 2025 acquisitions and earnout payments made in 2025. During the six-month period ended June 30, 2024, we issued 0.6 million shares ($133.8 million) of our common stock as payment for consideration paid for 2024 acquisitions and earnout payments made in 2024. We completed twenty and twenty-four acquisitions in the six-month periods ended June 30, 2025 and 2024, respectively. Annualized revenues of businesses acquired in the six-month periods ended June 30, 2025 and 2024 totaled approximately $391.7 million and $141.2 million, respectively. For the remainder of 2025, we expect to use cash on hand, new debt, our Credit Agreement, cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.
If liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.
Dispositions - During each of the six-month periods ended June 30, 2025 and 2024, we sold several books of business and recognized net gains of $12.8 million and $2.4 million, respectively. We received net cash proceeds of $2.2 million and $1.7 million, respectively, in these 2025 and 2024 transactions.
Financing Cash Flows
At June 30, 2025, we had $9,550.0 million of Senior Notes, $3,323.0 million of corporate related borrowings outstanding, no borrowings outstanding under our Credit Agreement, $157.2 million of borrowings outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $14,299.5 million.
Consistent with past practice, as of June 30, 2025 we had pre-issuance hedges open for $1,500.0 million for 2026.
The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2025.
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
Note Purchase Agreement - During June 2025, we used operating cash to fund the $200.0 million Series O note maturity that had a fixed rate of 4.31% that was due June 24, 2025.
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
We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the six-month period ended June 30, 2025, we had no borrowings or repayments. At June 30, 2025, there were no borrowings outstanding under the Credit Agreement. Due to outstanding letters of credit, $2,497.9 million remained available for potential borrowings under the Credit Agreement at June 30, 2025. Principal uses of the 2024 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.
Premium Financing Debt Facility - On October 30, 2024, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$390.0 million and NZ$10.0 million tranches (the NZ$ tranche will be increased as of October 1, 2025 to NZ$25.0 million), (ii) Facility C, which is an AU$60.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, which is a NZ$15.0 million equivalent multi-currency overdraft tranche.
At June 30, 2025, AU$225.0 million of borrowings were outstanding under Facility B, with no borrowings outstanding under the NZ$ tranche of Facility B. There were AU$4.9 million of borrowings outstanding under Facility C and NZ$12.9 million of borrowings were outstanding under Facility D, which in aggregate amount to US$157.2 million of borrowings outstanding under the Premium Financing Debt Facility.
Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.
In the six-month period ended June 30, 2025, we declared $335.2 million in cash dividends on our common stock, or $0.65 per common share per quarter, an 8% increase over the six-month period ended June 30, 2024. On July 30, 2025, we announced a quarterly dividend for third quarter 2025 of $0.65 per common share. This dividend level in 2025 will result in annualized net cash used by financing activities in 2025 of approximately $666.5 million (based on the number of outstanding shares as of June 30, 2025) or an anticipated increase in cash used of approximately $141.5 million compared to 2024. We make no assurances regarding the amount of any future dividend payments.
Shelf Registration Statement - On February 12, 2024, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of debt securities, guarantees, common stock, preferred stock, warrants, depositary shares, purchase contracts, or units. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any securities under this registration statement. On November 15, 2022, we filed a shelf registration statement on Form S-4 with the with the SEC, registering 7.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At June 30, 2025, 5.5 million shares remained available for issuance under this registration statement. Please see the information set forth in “Investing Cash Flows - Acquisitions.”
Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock. During the six-month periods ended June 30, 2025 and 2024, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Management may consider repurchasing common stock during the remainder of 2025 to the extent that our available cash exceeds acquisition opportunities. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long‑term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.
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
At-the-Market Equity Program - On March 14, 2024, we entered into an updated Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to 3,000,000 shares of our common stock through Morgan Stanley as sales agent. We intend to use the net proceeds of sales under this program to fund future acquisitions from time to time or for general corporate purposes. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended June 30, 2025, we did not sell shares of our common stock under the program.
Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the six-month periods ended June 30, 2025 and 2024, were $126.3 million and $93.5 million, respectively. On May 10, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2017 Long-Term Incentive Plan. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards that may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 10.1 million shares (less any shares of restricted stock issued under the LTIP - 2.1 million shares of our common stock were available for this purpose as of June 30, 2025) were available for grant under the LTIP at June 30, 2025. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the six-month periods ended June 30, 2025 and 2024, and we believe this favorable trend will continue in the foreseeable future.
We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pretax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning with the match paid in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or common stock of the Company. We expensed (net of plan forfeitures) $59.8 million and $56.0 million related to the plan in the six-month periods ended June 30, 2025 and 2024, respectively. During 2024, management determined the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which we funded in February 2025. During 2023, management determined the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2023 plan year to be funded with our common stock, which we funded in February 2024.
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
Business Combinations and Dispositions
See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2025. We did not have any material dispositions during the six-month period ended June 30, 2025.
Item 3.              Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2025 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.
Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at June 30, 2025 approximated its carrying value due to its short‑term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at June 30, 2025.
At June 30, 2025, we had $12,873.0 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at June 30, 2025 was $12,055.7 million due to their long‑term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.
We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at June 30, 2025 and the resulting fair values would have been $202.9 million higher than their carrying value (or $13,075.9 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at June 30, 2025 and the resulting fair values would have been $1,699.4 million lower than their carrying value (or $11,173.6 million).
At June 30, 2025, we had no borrowings outstanding under our Credit Agreement and $157.2 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short‑term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at June 30, 2025, and the resulting fair value is not materially different from their carrying value.
We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2025 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $54.2 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2025 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $25.3 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).
Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During the three-month periods ended June 30, 2025 and 2024, we had several monthly forward contracts and options in place with an external financial institution that are designed to hedge a significant portion of our future Norway and the U.K. currency revenues through various future payment dates. In addition, during the six-month periods ended June 30, 2025 and 2024, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant India, Norway and the U.K. currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re‑measured at the stated point and the appropriate loss, if applicable, would be recognized. In the six-month period ended June 30, 2025 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the six-month period ended June 30, 2025. See Note 11 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at June 30, 2025.
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
The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) for each fiscal month in the three-month period ended June 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3) (4)
April 1 through April 30, 2025	37,522	$320.77	—	$1,500
May 1 through May 31, 2025	7,348	338.92	—	1,500
June 1 through June 30, 2025	12,204	320.87	—	1,500
Total	57,074	$323.13	—
(1)Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 9 to the June 30, 2025 unaudited consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the second quarter of 2025, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2025 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including Company match amounts, on a before-tax basis or after‑tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.
(2)The average price paid per share is calculated on a settlement basis and does not include commissions.
(3)Effective July 28, 2021, the board of directors approved a common stock repurchase plan of up to $1.5 billion of common stock. Repurchases of common stock may be effected from time to time through open market purchases, trading plans established in accordance with the SEC’s rules, accelerated stock repurchases, private transactions or other means, depending on satisfactory market conditions, applicable legal requirements and other factors. The repurchase plan has no expiration date and we are under no commitment or obligation to repurchase any particular amount of our common stock under his plan. At our discretion, we may suspend the repurchase plan at any time.
(4)Dollar values stated in millions.
Item 5.              Other Information
During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
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

Arthur J. Gallagher & Co.

Date: August 1, 2025	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)