Form 10-Q
period 2025-09-30
Arthur J. Gallagher & Co.
filed 2025-11-10
CIK 354190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
_________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of September 30, 2025 was approximately 256.8 million.

Information Concerning Forward-Looking Statements
This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future of Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us, Gallagher or the Company, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: the impact of general economic conditions, including inflation, interest rates and market uncertainty; the effects of geopolitical volatility, including repercussions from the armed conflicts in Ukraine and the Middle East; market and industry conditions, including competitive and pricing trends and the impact of large natural events; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions and integrating recent acquisitions, including comments regarding the expected benefits of our acquisition of Woodruff‑Sawyer & Co. (which we refer to as Woodruff Sawyer) and Dolphin TopCo, Inc., the holding company of AssuredPartners, Inc. (which we refer to as AssuredPartners) and other acquisitions larger than our typical tuck-in acquisitions and the expected duration and costs of integrating such large acquisitions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, audits, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments; human capital management, including diversity and inclusion initiatives; and sustainability, including climate-resilience and climate-advisory products and services and our carbon emissions.
These forward‑looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.
Potential factors relating to our business generally that could impact future actual results include:
•Global economic and geopolitical events, such as fluctuations in interest and inflation rates; geo-economic fragmentation and protectionism such as tariffs; trade wars or similar governmental actions affecting the flows of goods, services or currency; a recession or economic downturn; the U.S. government shutdown; political violence and instability, including as a result of the armed conflicts in Ukraine and the Middle East;
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
•Risks related to Woodruff Sawyer, AssuredPartners and other acquisitions larger than our usual tuck-in acquisitions, including risks related to our ability to successfully integrate operations, the potential for diversion of management’s attention from ongoing business operations and opportunities, the possibility that our assumptions may be inaccurate resulting in unforeseen obligations or liabilities and failure to realize the expected benefits of these acquisitions;

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
•Risks particular to our benefit consulting operations, including risks related to the acquisitions of BCHR Holdings, L.P. and its subsidiaries, dba Buck (which we refer to as Buck) and Redington Ltd. (which we refer to as Redington), a Financial Conduct Authority-regulated investment consulting firm;
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

Arthur J. Gallagher & Co.

Part I - Financial Information
Item 1.             Financial Statements (Unaudited)
Arthur J. Gallagher & Co.
Consolidated Statement of Earnings
(Unaudited - in millions, except per share data)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2025	2024	2025	2024
Commissions	$1,908.3	$1,537.8	$5,965.0	$5,193.2
Fees	1,057.0	945.0	3,004.2	2,723.3
Supplemental revenues	117.6	79.1	334.3	261.7
Contingent revenues	75.4	69.3	241.0	215.1
Interest income, premium finance revenues and other income	167.1	135.3	647.2	327.3
Revenues before reimbursements	3,325.4	2,766.5	10,191.7	8,720.6
Reimbursements	40.2	40.3	122.1	118.3
Total revenues	3,365.6	2,806.8	10,313.8	8,838.9
Compensation	1,931.7	1,621.9	5,632.8	4,967.9
Operating	580.8	453.7	1,590.5	1,315.0
Reimbursements	40.2	40.3	122.1	118.3
Interest	160.8	92.9	477.8	279.4
Depreciation	54.1	45.3	147.9	131.5
Amortization	222.2	164.7	612.6	497.8
Change in estimated acquisition earnout payables	28.9	(15.3)	39.1	(12.6)
Total expenses	3,018.7	2,403.5	8,622.8	7,297.3
Earnings before income taxes	346.9	403.3	1,691.0	1,541.6
Provision for income taxes	73.3	89.2	342.3	329.4
Net earnings	273.6	314.1	1,348.7	1,212.2
Net earnings attributable to noncontrolling interests	0.9	1.5	5.8	7.8
Net earnings attributable to controlling interests	$272.7	$312.6	$1,342.9	$1,204.4
Basic net earnings per share	$1.06	$1.43	$5.25	$5.51
Diluted net earnings per share	1.04	1.39	5.16	5.40
Dividends declared per common share	0.65	0.60	1.95	1.80
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Comprehensive Earnings
(Unaudited - in millions)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2025	2024	2025	2024
Net earnings	$273.6	$314.1	$1,348.7	$1,212.2
Change in pension liability, net of taxes	(2.1)	0.1	(6.8)	0.3
Foreign currency translation, net of taxes	(58.8)	333.5	586.1	189.0
Change in fair value of derivative investments, net of taxes	(20.1)	12.2	(9.5)	9.4
Comprehensive earnings	192.6	659.9	1,918.5	1,410.9
Comprehensive earnings attributable to noncontrolling interests	0.9	1.5	5.8	7.9
Comprehensive earnings attributable to controlling interests	$191.7	$658.4	$1,912.7	$1,403.0
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Balance Sheet
(Unaudited - in millions)

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$1,399.3	$14,987.3
Fiduciary assets (includes fiduciary cash of $6,941.0 in 2025 and $5,481.3 in 2024)	35,471.2	24,712.1
Accounts receivable, net	5,426.3	3,895.9
Other current assets	711.0	518.0
Total current assets	43,007.8	44,113.3
Fixed assets - net	803.1	650.3
Deferred income taxes (includes tax credit carryforwards of $771.8 in 2024)	29.4	959.1
Other noncurrent assets	1,629.7	1,354.4
Right-of-use assets	630.2	377.8
Goodwill	22,213.3	12,270.2
Amortizable intangible assets - net	10,754.4	4,530.1
Total assets	$79,067.9	$64,255.2
Fiduciary liabilities	$35,471.2	$24,712.1
Accrued compensation and other current liabilities	3,514.2	3,586.3
Deferred revenue - current	767.3	537.2
Premium financing debt	237.4	225.2
Corporate related borrowings - current	770.0	200.0
Total current liabilities	40,760.1	29,260.8
Corporate related borrowings - noncurrent	12,100.9	12,731.9
Deferred revenue - noncurrent	123.8	67.1
Lease liabilities - noncurrent	577.1	328.1
Other noncurrent liabilities (includes tax credit carryforwards of $706.3 in 2025)	2,269.1	1,687.7
Total liabilities	55,831.0	44,075.6
Stockholders' equity:
Common stock - issued and outstanding 256.8 shares in 2025 and 250.0 shares in 2024	256.8	250.0
Capital in excess of par value	17,705.6	16,068.9
Retained earnings	5,824.7	4,985.7
Accumulated other comprehensive loss	(581.3)	(1,151.1)
Stockholders' equity attributable to controlling interests	23,205.8	20,153.5
Stockholders' equity attributable to noncontrolling interests	31.1	26.1
Total stockholders' equity	23,236.9	20,179.6
Total liabilities and stockholders' equity	$79,067.9	$64,255.2
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Cash Flows
(Unaudited - in millions)

	Nine-month period ended September 30,
	2025	2024
Cash flows from operating activities:
Net earnings	$1,348.7	$1,212.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(3.7)	(23.9)
Depreciation and amortization	760.5	629.3
Change in estimated acquisition earnout payables	39.1	(12.6)
Amortization of deferred compensation and restricted stock	100.9	87.8
Stock-based and other noncash compensation expense	37.3	32.1
Payments on acquisition earnouts in excess of original estimates	(488.9)	(36.8)
Provision for deferred income taxes	53.6	2.7
Effect of changes in foreign exchange rates	48.6	16.0
Net change in accounts receivable, net	(463.8)	(110.5)
Net change in deferred revenue	50.0	19.4
Net change in other current assets	(61.6)	(12.1)
Net change in accrued compensation and other accrued liabilities	(42.4)	41.4
Net change in income taxes payable	(110.1)	(36.3)
Net change in other noncurrent assets and liabilities	(91.2)	34.9
Net cash provided by operating activities	1,177.0	1,843.6
Cash flows from investing activities:
Capital expenditures	(105.4)	(98.3)
Cash paid for acquisitions, net of cash and restricted cash acquired	(15,312.4)	(669.4)
Net proceeds from sales of operations/books of business	5.5	21.2
Net funding of investment transactions	0.9	0.4
Net funding of premium finance loans	7.0	16.1
Net cash used by investing activities	(15,404.4)	(730.0)
Cash flows from financing activities:
Payments on acquisition earnouts	(372.5)	(130.6)
Proceeds from issuance of common stock	1,481.3	138.0
Payments to noncontrolling interests	—	(3.4)
Dividends paid	(499.5)	(393.6)
Net change in fiduciary assets and liabilities	1,338.2	655.6
Net borrowings on premium financing debt facility	(0.1)	(29.7)
Borrowings on line of credit facility	1,203.3	1,663.2
Repayments on line of credit facility	(1,073.3)	(1,906.9)
Net borrowings of corporate related long-term debt	(198.6)	568.7
Debt acquisition costs	7.1	(7.6)
Settlements on terminated interest rate swaps	—	(1.4)
Net cash provided by financing activities	1,885.9	552.3
Effect of changes in foreign exchange rates on cash, cash equivalents, restricted cash and fiduciary cash	213.2	85.8
Net (decrease) increase in cash, cash equivalents, restricted cash and fiduciary cash	(12,128.3)	1,751.7
Cash, cash equivalents, restricted cash and fiduciary cash at beginning of period	20,468.6	6,543.3
Cash, cash equivalents, restricted cash and fiduciary cash at end of period	$8,340.3	$8,295.0
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

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at June 30, 2025	256.4	$256.4	$17,546.3	$5,720.7	$(500.3)	$33.2	$23,056.3
Net earnings	—	—	—	272.7	—	0.9	273.6
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(3.0)	(3.0)
Net change in pension asset/ liability, net of taxes of $(0.5) million	—	—	—	—	(2.1)	—	(2.1)
Foreign currency translation	—	—	—	—	(58.8)	—	(58.8)
Change in fair value of derivative instruments, net of taxes of $(6.6) million	—	—	—	—	(20.1)	—	(20.1)
Compensation expense related to stock option plan grants	—	—	12.2	—	—	—	12.2
Common stock issued in:
Two purchase transaction	—	—	5.6	—	—	—	5.6
Stock option plans	0.1	0.1	10.9	—	—	—	11.0
Employee stock purchase plan	0.1	0.1	31.0	—	—	—	31.1
Deferred compensation and restricted stock	0.2	0.2	99.6	—	—	—	99.8
Cash dividends declared on common stock	—	—	—	(168.7)	—	—	(168.7)
Balance at September 30, 2025	256.8	$256.8	$17,705.6	$5,824.7	$(581.3)	$31.1	$23,236.9

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

Notes to September 30, 2025 Consolidated Financial Statements (Unaudited)
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
Nature of Operations and Basis of Presentation
Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us, Gallagher or the Company, provide insurance and reinsurance brokerage, consulting and third-party claims settlement and administration services to both domestic and international entities. We have three reportable segments: brokerage, risk management and corporate. Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients.
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
We do not assume insurance underwriting risk on a net basis, other than with respect to immaterial amounts necessary to provide minimum or regulatory capital to organize captives, pools, specialized underwriters or risk-retention groups. Rather, capital necessary for covering losses is provided by underwriting enterprises.
Interest income, premium finance revenues and other income are primarily generated from our premium financing operations, our invested cash and restricted cash we hold on behalf of our clients, as well as clean energy investments. In addition, our share of the net earnings related to partially owned entities that are accounted for using the equity method is included in other income.
We are a global insurance brokerage, risk management and consulting services firm, headquartered in Rolling Meadows, Illinois. We provide these services in approximately 130 countries around the world through our owned operations and a network of correspondent brokers and consultants. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2024, and include all normal recurring adjustments necessary for a fair presentation of the information set forth herein. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024. In the preparation of our unaudited consolidated financial statements as of September 30, 2025, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition and/or disclosure therein.
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
Climate Risk Disclosures
In March 2024, the SEC issued final climate-related disclosure rules that will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The disclosure requirements were scheduled to begin phasing in for annual reports and registration statements including financial information with respect to annual periods beginning in calendar year 2025. On April 4, 2024, the SEC issued an order staying the rules during the pendency of a number of legal challenges to the rules’ validity. On March 27, 2025, the SEC announced it had approved ending its defense of the rules in court. On April 24, 2025, the litigation was suspended pending confirmation from the SEC whether it intends to engage in the administrative process to change or revoke the rules. On July 23, 2025, the SEC filed a status report stating that it may take action to replace, rescind or modify the rules and asking the court to make a ruling. We are continuing to monitor these developments.
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
Accounting for Internal-Use Software
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in ASC 350-40. The amendments modernize the recognition and disclosure requirements for internal-use software costs, introducing a more judgment-based approach while removing the previous “development stage” model. The amendment in the ASU is effective for all entities for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. Entities may apply the guidance using a prospective, retrospective or modified transition approach. We are currently evaluating the impact of adoption of the standard update on our financial statement disclosures.

3. Business Combinations
During the nine-month period ended September 30, 2025, we acquired substantially all of the ownership interest or net assets, as applicable, of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Shares Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
W K Webster & Co Ltd February 1, 2025 (WKW)	—	$—	$138.4	$1.9	$—	$14.3	$154.6	$28.5
Case Group February 26, 2025 (CSG)	—	—	57.8	3.5	6.5	15.0	82.8	84.1
Woodruff Sawyer & Co April 10, 2025 (WSC)	—	—	1,195.5	12.2	66.6	—	1,274.3	—
Dolphin TopCo, Inc., the holding company of AssuredPartners, Inc. August 18, 2025 (APG)	—	—	13,444.9	—	335.0	—	13,779.9	—
Twenty-two other acquisitions completed in 2025	58	16.0	403.3	19.1	15.3	63.1	516.8	132.1
	58	$16.0	$15,239.9	$36.7	$423.4	$92.4	$15,808.4	$244.7
On August 18, 2025, we acquired all of the issued and outstanding stock of Dolphin Topco, Inc., the holding company of AssuredPartners for gross consideration of $13.8 billion. AssuredPartners is a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines with operations in the U.K. and Ireland. We raised $8.5 billion of cash in our December 11, 2024 follow-on common stock offering and borrowed $5.0 billion of cash in our December 19, 2024 senior notes issuance (which we refer to, together with the follow-on common stock offering, the "AssuredPartners Financing"), to fund the transaction. On January 7, 2025, we received an additional $1.3 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering. AssuredPartners had over 10,900 employees serving through offices located across the U.S., U.K. and Ireland.
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
The fair value of these earnout obligations is generally based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement (discounted cash flow method of the income approach). In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 17.5% for our 2025 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rate was 8.1% to 9.0% for all of our 2025 acquisitions. In some instances, the fair value of these earnout obligations can be based on other valuation methods including the Black-Scholes Option Pricing Method or Monte Carlo Simulation method. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.
During the three-month periods September 30, 2025 and 2024, we recognized $11.9 million and $13.8 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the nine-month periods ended September 30, 2025 and 2024, we recognized $36.0 million and $47.6 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods September 30, 2025 and 2024, we recognized $17.0 million of expense and $29.1 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 41 and 29 acquisitions, respectively. In addition, during the nine-month periods ended September 30, 2025 and 2024, we recognized $3.1 million of expense and $60.2 million of income, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 82 and 74 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $1,723.1 million as of September 30, 2025, of which $823.5 million was recorded in the consolidated balance sheet as of September 30, 2025, based on the estimated fair value of the expected future payments to be made, of which approximately $557.9 million can be settled in cash or stock at our option and $265.6 million must be settled in cash.
The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the nine-month period ended September 30, 2025 (in millions):

	WKW	CSG	WSC	APG	Twenty-two Other Acquisitions	Total
Cash and cash equivalents	$5.3	$5.6	$61.9	$165.7	$25.8	$264.3
Fiduciary assets	86.8	—	465.3	1,123.8	42.8	1,718.7
Other current assets	16.7	4.0	77.9	1,037.2	13.1	1,148.9
Fixed assets	2.8	1.0	12.8	133.9	1.1	151.6
Noncurrent assets	2.2	0.3	25.1	234.1	3.2	264.9
Goodwill	99.6	49.5	811.9	8,276.4	302.5	9,539.9
Expiration lists	53.6	36.2	459.2	5,993.3	232.3	6,774.6
Non-compete agreements	—	7.3	—	—	4.6	11.9
Trade names	2.2	—	8.4	26.9	—	37.5
Total assets acquired	269.2	103.9	1,922.5	16,991.3	625.4	19,912.3
Fiduciary liabilities	86.8	—	465.3	1,123.8	42.8	1,718.7
Current liabilities	11.8	7.3	35.2	867.8	15.0	937.1
Noncurrent liabilities	16.0	13.8	147.7	1,219.8	50.8	1,448.1
Total liabilities assumed	114.6	21.1	648.2	3,211.4	108.6	4,103.9
Total net assets acquired	$154.6	$82.8	$1,274.3	$13,779.9	$516.8	$15,808.4
Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the third-party claims administration, retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $9,539.9 million, $6,774.6 million, $11.9 million and $37.5 million, respectively, within the brokerage and risk management segments.

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
The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3.0% to 4.1% and 5.0% to 12.0%, respectively, for our 2024 acquisitions for which valuations were performed in 2025. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. The discount rates generally ranged from 9.5% to 12.0% for our 2024 acquisitions for which valuations were performed in 2025. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.
Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews and decisions made to exit some non-core operations during the three and nine-month periods ended September 30, 2025, we wrote off $2.4 million and $43.0 million, respectively, of amortizable assets related to the brokerage segment. Based on the results of impairment reviews during the three and nine-month periods ended September 30, 2024 we wrote off $5.4 million and $19.4 million, respectively, of amortizable assets related to the brokerage segment.
Of the $6,774.6 million of expiration lists, $11.9 million of non-compete agreements and $37.5 million of trade names related to our acquisitions made during the nine-month period ended September 30, 2025, $6,641.6 million, $9.6 million and $37.5 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $728.3 million and a corresponding amount of goodwill in the nine-month period ended September 30, 2025, related to the nondeductible amortizable intangible assets.
Our unaudited consolidated financial statements for the nine-month period ended September 30, 2025 include the operations of the entities acquired in the nine-month period ended September 30, 2025 from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2024 (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2025	2024	2025	2024
Total revenues	$3,881.5	$3,646.1	$12,505.5	$11,346.0
Net earnings attributable to controlling interests	382.5	332.1	1,467.1	1,232.3
Basic net earnings per share	1.49	1.31	5.73	4.86
Diluted net earnings per share	1.47	1.28	5.64	4.78
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2024, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the nine-month period ended September 30, 2025 totaled approximately $3,427.7 million. For the nine-month period ended September 30, 2025, total revenues, net pretax loss and net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables (EBITDAC) recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the nine-month period ended September 30, 2025 in the aggregate, were $504.9 million, $(44.4) million and $60.9 million, respectively.
4. Contracts with Customers
Contract Assets and Liabilities/Contract Balances
Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	September 30, 2025	December 31, 2024
Unbilled receivables	$2,095.4	$1,273.9
Deferred contract costs	205.4	206.8
Deferred revenue	891.1	604.3
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
Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total
Deferred revenue at December 31, 2024	$430.9	$173.4	$604.3
Incremental deferred revenue	351.9	82.9	434.8
Revenue recognized during the nine-month period ended September 30, 2025 included in deferred revenue at December 31, 2024	(328.8)	(74.3)	(403.1)
Net change in collected billings/deposits received from customers	9.1	(1.7)	7.4
Impact of change in foreign exchange rates	26.4	0.9	27.3
Deferred revenue recognized from business acquisitions	220.4	—	220.4
Deferred revenue at September 30, 2025	$709.9	$181.2	$891.1
Revenue recognized during the nine-month period ended September 30, 2025 in the table above included revenue from 2024 acquisitions that would not be reflected in prior periods.
Remaining Performance Obligations
Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of September 30, 2025, the aggregate amount of the contract price allocated to remaining performance obligations was $891.1 million. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2025 (remaining three months)	$461.5	$70.9	$532.4
2026	241.6	51.3	292.9
2027	3.6	26.8	30.4
2028	1.6	12.9	14.5
2029	0.8	6.5	7.3
Thereafter	0.8	12.8	13.6
Total	$709.9	$181.2	$891.1
Deferred Contract Costs
We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $205.4 million and $206.8 million as of September 30, 2025 and December 31, 2024, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $620.0 million and $524.4 million for the nine-month periods ended September 30, 2025 and 2024, respectively.
We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.
5. Intangible Assets
The carrying amount of goodwill at September 30, 2025 and December 31, 2024 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At September 30, 2025
United States	$16,231.3	$74.8	$—	$16,306.1
United Kingdom	2,780.0	141.0	—	2,921.0
Canada	619.5	—	—	619.5
Australia	577.2	232.0	—	809.2
New Zealand	221.5	8.8	—	230.3
Other foreign	1,309.4	—	17.8	1,327.2
Total goodwill	$21,738.9	$456.6	$17.8	$22,213.3
At December 31, 2024
United States	$6,965.6	$74.8	$—	$7,040.4
United Kingdom	2,591.4	25.7	—	2,617.1
Canada	586.9	—	—	586.9
Australia	509.1	219.3	—	728.4
New Zealand	183.2	8.5	—	191.7
Other foreign	1,087.2	—	18.5	1,105.7
Total goodwill	$11,923.4	$328.3	$18.5	$12,270.2

The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2025 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2024	$11,923.4	$328.3	$18.5	$12,270.2
Goodwill acquired during the period	9,440.3	99.6	—	9,539.9
Goodwill true-ups due to appraisals and other acquisition adjustments (see Note 3)	33.7	6.7	—	40.4
Goodwill written-off related to sales of business and impairment	(3.0)	—	—	(3.0)
Foreign currency translation adjustments during the period	344.5	22.0	(0.7)	365.8
Balance as of September 30, 2025	$21,738.9	$456.6	$17.8	$22,213.3
Major classes of amortizable intangible assets at September 30, 2025 and December 31, 2024 consist of the following (in millions):

	September 30, 2025	December 31, 2024
Expiration lists	$15,692.0	$8,763.7
Accumulated amortization - expiration lists	(5,040.6)	(4,312.7)
	10,651.4	4,451.0
Non-compete agreements	121.3	117.7
Accumulated amortization - non-compete agreements	(96.0)	(85.4)
	25.3	32.3
Trade names	159.8	120.0
Accumulated amortization - trade names	(82.1)	(73.2)
	77.7	46.8
Net amortizable assets	$10,754.4	$4,530.1
Estimated aggregate amortization expense for each of the next five years and thereafter is as follows (in millions):

2025 (remaining three months)	$277.4
2026	1,083.0
2027	1,048.6
2028	1,007.1
2029	956.0
Thereafter	6,382.3
Total	$10,754.4

6. Credit and Other Debt Agreements
The following is a summary of our corporate and other debt (in millions):

	September 30, 2025	December 31, 2024
Senior Notes:
Semi-annual payments of interest, fixed rate of 4.60%, balloon due December 15, 2027	$750.0	$750.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due December 15, 2029	750.0	750.0
Semi-annual payments of interest, fixed rate of 2.40%, balloon due November 9, 2031	400.0	400.0
Semi-annual payments of interest, fixed rate of 5.00%, balloon due February 15, 2032	500.0	500.0
Semi-annual payments of interest, fixed rate of 5.50%, balloon due March 2, 2033	350.0	350.0
Semi-annual payments of interest, fixed rate of 6.50%, balloon due February 15, 2034	400.0	400.0
Semi-annual payments of interest, fixed rate of 5.45%, balloon due July 15, 2034	500.0	500.0
Semi-annual payments of interest, fixed rate of 5.15%, balloon due February 15, 2035	1,500.0	1,500.0
Semi-annual payments of interest, fixed rate of 3.50%, balloon due May 20, 2051	850.0	850.0
Semi-annual payments of interest, fixed rate of 3.05%, balloon due March 9, 2052	350.0	350.0
Semi-annual payments of interest, fixed rate of 5.75%, balloon due March 2, 2053	600.0	600.0
Semi-annual payments of interest, fixed rate of 6.75%, balloon due February 15, 2054	600.0	600.0
Semi-annual payments of interest, fixed rate of 5.75%, balloon due July 15, 2054	500.0	500.0
Semi-annual payments of interest, fixed rate of 5.55%, balloon due February 15, 2055	1,500.0	1,500.0
Total Senior Notes	9,550.0	9,550.0
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	—	200.0
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140.0	140.0
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150.0	150.0
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30.0	30.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125.0	125.0
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98.0	98.0
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100.0	100.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50.0	50.0
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341.0	341.0
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180.0	180.0
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25.0	25.0
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69.0	69.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125.0	125.0
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175.0	175.0
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79.0	79.0
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100.0	100.0
Semi-annual payments of interest, fixed rate of 2.46%, balloon due May 5, 2036	75.0	75.0
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75.0	75.0

Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40.0	40.0
Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56.0	56.0
Total Note Purchase Agreements	3,323.0	3,523.0
Credit Agreement:
Periodic payments of interest and principal, expires April 3, 2030	130.0	—
Premium Financing Debt Facility - expires October 31, 2026:
Facility B
AUD denominated tranche, interbank rates plus 1.400%	198.7	218.2
NZD denominated tranche, interbank rates plus 1.850%	—	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.830%	30.5	—
NZD denominated tranche, interbank rates plus 0.990%	8.2	7.0
Total Premium Financing Debt Facility	237.4	225.2
Total corporate and other debt	13,240.4	13,298.2
Less unamortized debt acquisition costs on Senior Notes and Note Purchase Agreements	(83.2)	(90.1)
Less unamortized discount on Bonds Payable	(48.9)	(51.0)
Net corporate and other debt	$13,108.3	$13,157.1
The Senior Notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
7. Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2025	2024	2025	2024
Net earnings attributable to controlling interests	$272.7	$312.6	$1,342.9	$1,204.4
Weighted average number of common shares outstanding	256.6	219.3	255.9	218.5
Dilutive effect of stock options using the treasury stock method	3.8	4.6	4.2	4.4
Weighted average number of common and common equivalent shares outstanding	260.4	223.9	260.1	222.9
Basic net earnings per share	$1.06	$1.43	$5.25	$5.51
Diluted net earnings per share	$1.04	$1.39	$5.16	$5.40
Anti-dilutive stock-based awards of 1.1 million and 0.9 million shares were outstanding at the three-month periods ended September 30, 2025 and 2024, respectively, which were excluded in the computation of the dilutive effect of stock-based awards for the three-month periods then ended. Anti-dilutive stock-based awards of 0.9 million and 0.8 million shares were outstanding at the nine-month periods ended September 30, 2025 and 2024, respectively, which were excluded in the computation of the dilutive effect of stock-based awards for the nine-month periods then ended. These stock‑based awards were excluded from the computation because the exercise prices on these stock‑based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.
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
The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) was 2.1 million at September 30, 2025.
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
During the three-month periods ended September 30, 2025 and 2024, we recognized $12.1 million and $11.1 million, respectively, of compensation expense related to our stock option grants. During the nine-month periods ended September 30, 2025 and 2024, we recognized $41.6 million and $36.7 million, respectively, of compensation expense related to our stock option grants.
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
Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The weighted average fair value per option for all options granted during the nine-month periods ended September 30, 2025 and 2024, as determined on the grant date using the Black-Scholes option pricing model, was $98.27 and $69.55, respectively.

The following is a summary of our stock option activity and related information for 2025 (in millions, except exercise price and year data):

	Nine-month period ended September 30, 2025
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	7.3	$148.26
Granted	0.8	337.75
Exercised	(1.1)	105.16
Forfeited or canceled	(0.2)	192.52
Ending balance	6.8	$176.74	3.66	$932.8
Exercisable at end of period	2.3	$110.63	1.94	$448.8
Ending unvested and expected to vest	4.3	$206.32	4.45	$459.3
Options with respect to 10.2 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at September 30, 2025.
The total intrinsic value of options exercised during the nine-month periods ended September 30, 2025 and 2024 was $237.1 million and $215.6 million, respectively. As of September 30, 2025, we had approximately $152.2 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.
Other information regarding stock options outstanding and exercisable at September 30, 2025 is summarized as follows (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$79.59	—	$79.59	0.4	0.45	$79.59	0.4	$79.59
86.17	—	86.17	0.8	1.45	86.17	0.8	86.17
127.90	—	127.90	1.1	2.46	127.90	0.7	127.90
156.85	—	156.85	0.8	3.34	156.85	0.2	156.85
158.26	—	161.14	0.9	3.46	158.64	0.2	158.59
177.09	—	202.13	1.0	4.46	177.76	—	—
238.88	—	243.54	1.0	5.42	243.54	—	—
337.74	—	347.44	0.8	6.42	337.75	—	—
$79.59	—	$347.44	6.8	3.66	$176.74	2.3	$110.63
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
In the first quarters of 2025 and 2024, the compensation committee approved $22.2 million and $23.2 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2025 and 2024, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2025 and 2024 awards. During the three-month periods ended September 30, 2025 and 2024, we charged $4.6 million and $5.7 million, respectively, to compensation expense related to these awards. During the nine-month periods ended September 30, 2025 and 2024, we charged $13.3 million and $15.3 million, respectively, to compensation expense related to these awards.
In the first quarters of 2025 and 2024, the compensation committee approved $2.3 million and $2.3 million, respectively, of awards under the sub-plans referred to above, which were contributed to the rabbi trust in the first quarters of 2025 and 2024, respectively. During the three-month periods ended September 30, 2025 and 2024, we charged $0.4 million and $0.5 million compensation expense related to these awards. During the nine-month periods ended September 30, 2025 and 2024, we charged $1.3 million and $1.6 million, respectively, to compensation expense related to these awards. There were $8.9 million and $3.0 million, respectively, of distributions from the sub-plans during the nine-month periods ended September 30, 2025 and 2024.
At September 30, 2025 and December 31, 2024, we recorded $83.8 million (related to 1.9 million shares) and $77.0 million (related to 2.2 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity-based awards under the plan at September 30, 2025 and December 31, 2024 was $596.3 million and $616.4 million, respectively. During the nine-month periods ended September 30, 2025 and 2024, cash and equity awards with an aggregate fair value of $54.6 million and $20.1 million, respectively, were vested and distributed to executives under the DEPP.
We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarters of 2025 and 2024, the compensation committee approved $7.8 million and $8.1 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in the first quarters of 2025 and 2024, respectively. During the three-month periods ended September 30, 2025 and 2024, we charged $3.6 million and $4.6 million, respectively, to compensation expense related to these awards. During the nine-month periods ended September 30, 2025 and 2024, we charged $10.6 million and $14.5 million, respectively, to compensation expense related to these awards. There were $27.0 million and $37.2 million, respectively, of distributions from the DCPP during the nine-month periods ended September 30, 2025 and 2024.
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
The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the Company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At September 30, 2025, 2.1 million shares were available for grant under the LTIP for such awards.
In the first quarters of 2025 and 2024, we granted 297,000 and 345,000 restricted stock units, respectively, to employees under the LTIP, with an aggregate fair value of $94.3 million and $83.9 million, respectively, at the date of grant. These 2025 and 2024 awards of restricted stock units vest in full based on continued employment through March 1, 2030 and March 1, 2029, respectively. In addition to awards made under the LTIP, we also granted employment inducement awards of restricted stock units in third quarter 2025 as contemplated by New York Stock Exchange Listing Rule 303A.08. The inducement awards were intended to provide incentive to certain AssuredPartners individuals in connection with the AssuredPartners acquisition to either remained employed by AssuredPartners through the completion date or to enter into employment with Gallagher. We granted 341,700 restricted stock units to former AssuredPartners employees under these inducement awards with an aggregate fair value of $100.0 million, at the date of grant, to remain employed by AssuredPartners through the closing date with immediate vesting at the closing date. We granted 708,000 restricted stock units to former AssuredPartners employees under these inducement awards with an aggregate fair value of $215.2 million, at the date of grant, to enter into employment with Gallagher, which will vest over a two to five year period commencing August 18, 2025.
We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our unaudited consolidated financial statements. During the three-month periods ended September 30, 2025 and 2024, we recognized $23.0 million and $13.2 million, respectively, to compensation expense related to restricted stock unit awards granted in 2020 through 2025. During the nine-month periods ended September 30, 2025 and 2024, we recognized $52.3 million and $40.2 million, respectively, to compensation expense related to restricted stock unit awards granted in 2020 through 2025. The total intrinsic value of unvested restricted stock units at September 30, 2025 and 2024 was $779.9 million and $549.7 million, respectively. During the nine-month periods ended September 30, 2025 and 2024, equity awards (including accrued dividends) with an aggregate value of $212.7 million and $93.3 million, respectively, were vested and distributed to employees under this plan.
Performance Share Awards
On March 1, 2025 and March 1, 2024, pursuant to the LTIP, respectively, the compensation committee approved 68,000 and 58,000, respectively, of provisional performance share awards, with an aggregate fair value of $21.8 million and $14.2 million, respectively, for future grants to our officers. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2025 Proxy Statement). Earned shares for the 2025 and 2024 provisional awards will fully vest based on continuous employment through March 1, 2028 and March 1, 2027, respectively, and will be settled in unrestricted shares of our common stock on a one-for-one basis as soon as practicable thereafter. The 2025 and 2024 awards are subject to a three-year performance period that began on January 1, 2025 and 2024, respectively, and vest on the three-year anniversary of the date of grant (March 1, 2028 and March 1, 2027). Performance share awards granted in 2023 to certain executive officers age 55 or older are not subject to forfeitures upon such officers’ departure from the Company after two years from date of grant. Performance share awards granted in 2024 to executive officers are not subject to forfeiture upon such officers’ departure from the Company once they attain the age of 62. In each case, the awards vest on a pro rata basis based on the number of months rounded up during which the officer was employed during the three-year performance period. During the three-month periods ended September 30, 2025 and 2024, we recognized $6.6 million and $5.7 million, respectively, to compensation expense related to performance share awards granted in 2021 through 2025. During the nine-month periods ended September 30, 2025 and 2024, we recognized $19.2 million and $16.3 million, respectively, to compensation expense related to performance share awards granted in 2021 through 2025. The total intrinsic value of unvested performance share awards at September 30, 2025 and 2024 was $104.9 million and $92.2 million, respectively. During the nine-month periods ended September 30, 2025 and 2024, equity awards (including accrued dividends) with an aggregate fair value of $35.5 million and $31.6 million, respectively, were vested and distributed to employees under this plan.
Cash Awards
Pursuant to our Performance Unit Program (which we refer to as the Program), there were no units granted in the nine-month periods ended September 30, 2025 and 2024. The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITDAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units will fully vest based on continuous employment through the three-year vesting period. The ultimate award value will be equal to the trailing twelve-month price of our common stock, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.
On March 15, 2022, pursuant to the Program, the compensation committee approved provisional cash awards of $19.9 million in the aggregate for future grants to our officers and key employees that are denominated in units (125,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. During the three and nine-month periods ended September 30, 2025, there was no compensation expense recognized related to these awards. During the three-month and nine-month periods ended September 30, 2024, we recognized $3.3 million and $10.0 million to compensation expense related to these awards.
During the nine-month period ended September 30, 2025, cash awards related to the 2022 provisional award with an aggregate fair value of $26.5 million (111,000 units in the aggregate) were vested and distributed to employees under the program. During the nine-month period ended September 30, 2024, cash awards related to the 2021 provisional award with an aggregate fair value of $25.4 million (129,000 units in the aggregate) were vested and distributed to employees under the program.
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
We have not received or pledged any collateral related to derivative arrangements at September 30, 2025.
The notional and fair values of derivatives designated as hedging instruments are as follows at September 30, 2025 and December 31, 2024 (in millions):

		Derivative Assets		Derivative Liabilities
Instrument	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At September 30, 2025
Interest rate contracts	$1,500.0	Other current assets	$1.5	Accrued compensation and other current liabilities	$19.4
		Other noncurrent assets	—	Other noncurrent liabilities	—
Foreign exchange contracts (1)	2.0	Other current assets	10.7	Accrued compensation and other current liabilities	0.3
		Other noncurrent assets	8.3	Other noncurrent liabilities	0.9
Total	$1,502.0		$20.5		$20.6
At December 31, 2024
Interest rate contracts	$—	Other current assets	$—	Accrued compensation and other current liabilities	$—
		Other noncurrent assets	—	Other noncurrent liabilities	—
Foreign exchange contracts (1)	24.4	Other current assets	6.2	Accrued compensation and other current liabilities	2.4
		Other noncurrent assets	2.6	Other noncurrent liabilities	2.9
Total	$24.4		$8.8		$5.3
(1)Included within foreign exchange contracts at September 30, 2025 were $522.1 million of call options, offset with $522.1 million of put options, and no buy forwards, offset with $2.0 million of sell forwards. Included within foreign exchange contracts at December 31, 2024 were $595.4 million of call options, offset with $595.4 million of put options, and $1.2 million of buy forwards, offset with $25.6 million of sell forwards.

The effect of cash flow hedge accounting on accumulated other comprehensive loss for the nine-month periods ended September 30, 2025 and 2024 was as follows (in millions):

Instrument	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain Recognized in Earnings Related to Amount Excluded from Effectiveness Testing	Statement of Earnings Classification
Three-month period ended September 30, 2025
Interest rate contracts	$(7.5)	$(0.3)	$—	Interest expense
Foreign exchange contracts	(25.3)	(5.9)	—	Commission revenue
		(0.3)	—	Compensation expense
		(0.2)	—	Operating expense
Total	$(32.8)	$(6.7)	$—
Three-month period ended September 30, 2024
Interest rate contracts	$(5.8)	$(0.2)	$—	Interest expense
Foreign exchange contracts	19.6	(1.1)	—	Commission revenue
		(0.6)	0.2	Compensation expense
		(0.4)	0.1	Operating expense
Total	$13.8	$(2.3)	$0.3

Nine-month period ended September 30, 2025
Interest rate contracts	$(29.1)	$(0.9)	$—	Interest expense
Foreign exchange contracts	2.6	(11.1)	—	Commission revenue
		(1.4)	0.1	Compensation expense
		(0.9)	0.1	Operating expense
Total	$(26.5)	$(14.3)	$0.2
Nine-month period ended September 30, 2024
Interest rate contracts	$(8.7)	$(0.8)	$—	Interest expense
Foreign exchange contracts	15.8	(1.9)	—	Commission revenue
		(1.5)	0.7	Compensation expense
		(1.1)	0.5	Operating expense
Total	$7.1	$(5.3)	$1.2
(1)For the three and nine-month periods ended September 30, 2025, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was no loss and $0.1 million, respectively. For the three and nine-month periods ended September 30, 2024, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a loss of $0.3 million and a loss of $0.1 million, respectively.
We estimate that approximately $24.1 million of pretax gain currently included within accumulated other comprehensive income will be reclassified into earnings in the next twelve months.
12. Commitments, Contingencies and Off-Balance Sheet Arrangements
In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note Purchase Agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase obligations at September 30, 2025 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2025	2026	2027	2028	2029	Thereafter	Total
Senior Notes	$—	$—	$750.0	$—	$750.0	$8,050.0	$9,550.0
Note Purchase Agreements	—	640.0	478.0	200.0	350.0	1,655.0	3,323.0
Credit Agreement	130.0	—	—	—	—	—	130.0
Premium Financing Debt Facility	237.4	—	—	—	—	—	237.4
Interest on debt	87.7	611.5	593.0	539.2	528.5	6,589.4	8,949.3
Total debt obligations	455.1	1,251.5	1,821.0	739.2	1,628.5	16,294.4	22,189.7
Operating lease obligations	70.3	170.9	139.3	101.5	76.5	224.6	783.1
Less sublease arrangements	(0.8)	(2.7)	(2.0)	(1.4)	(1.0)	—	(7.9)
Outstanding purchase obligations	67.7	237.7	203.4	62.0	41.4	57.2	669.4
Total contractual obligations	$592.3	$1,657.4	$2,161.7	$901.3	$1,745.4	$16,576.2	$23,634.3
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
Outstanding Purchase Obligations - The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at September 30, 2025. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.
Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of September 30, 2025 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2025	2026	2027	2028	2029	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$14.3	$14.3
Financial guarantees	—	—	—	—	—	42.0	42.0
Total commitments	$—	$—	$—	$—	$—	$56.3	$56.3
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
Since January 1, 2002, we have acquired 776 companies, all of which were accounted for using the acquisition method for recording business combinations. Substantially all of the purchase agreements related to these acquisitions contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2021 to 2025 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,723.1 million, of which $823.5 million was recorded in our consolidated balance sheet as of September 30, 2025 based on the estimated fair value of the expected future payments to be made, of which approximately $557.9 million can be settled in cash or stock at our option and $265.6 million must be settled in cash.
Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at September 30, 2025 or December 31, 2024, that was recourse to us.
At September 30, 2025, we had posted one letter of credit totaling $0.3 million, in the aggregate, related to our self‑insurance deductibles, for which we had a recorded liability of $12.0 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At September 30, 2025, we had posted ten letters of credit totaling $13.2 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity and one letter of credit totaling $0.8 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition. These letters of credit have never been drawn upon.
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
Contingent Liabilities - We purchase insurance to provide protection from E&O claims that may arise during the ordinary course of business. Currently we retain the first $15.0 million of each and every E&O claim. In addition, we retain, in aggregate, up to another $2.0 million between $15.0 million and $100.0 million, plus up to another $10.0 million between $100.0 million and $225.0 million, and up to another $20.0 million between $225.0 million and $400.0 million. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the September 30, 2025 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $6.2 million and below the upper end of the actuarial range by $7.7 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.

13. Supplemental Disclosures of Cash Flow Information

	Nine-month period ended September 30, 2024
Supplemental disclosures of cash flow information (in millions):	2025	2024
Interest paid	$482.9	$290.6
Income taxes paid, net	294.8	256.7
The following is a reconciliation of our end of period cash, cash equivalents, restricted cash and fiduciary cash balances as presented in the consolidated statement of cash flows for the nine-month periods ended September 30, 2025 and 2024 (in millions):

	September 30,
	2025	2024
Cash and cash equivalents - non-restricted cash	$1,165.0	$1,792.4
Cash and cash equivalents - restricted cash	234.3	230.0
Total cash and cash equivalents	1,399.3	2,022.4
Fiduciary cash	6,941.0	6,272.6
Total cash, cash equivalents, restricted cash and fiduciary cash	$8,340.3	$8,295.0
Total cash and cash equivalents, restricted cash and fiduciary cash at September 30, 2025 and September 30, 2024, include $2,256.2 million and $2,687.6 million, respectively, of income earning money market accounts. The decrease in cash invested in money market accounts between years is primarily due to the proceeds received from the AssuredPartners Financing ($13.5 billion) and proceeds received in January 2025 from the exercise by the underwriters of the overallotment provision related to the follow-on-common stock offering ($1.3 billion) which was used to fund the acquisition of AssuredPartners that closed on August 18, 2025. Refer to Note 3 for more information regarding the AssuredPartners Financing. The dividend income on money market accounts was recorded in interest income, premium finance and other income in our consolidated statement of earnings, which increased $319.9 million during the nine-month period ended September 30, 2025 ($363.3 million of which related to the proceeds from the AssuredPartners Financing) to $647.2 million for the period ended September 30, 2025 compared to $327.3 million for the period ended September 30, 2024.
We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pretax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or the common stock of the Company. We expensed (net of plan forfeitures) $87.3 million and $81.7 million related to the plan in the nine-month periods ended September 30, 2025 and 2024, respectively. During 2024, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which was funded in February 2025. During 2023, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2023 plan year to be funded with our common stock, which was funded in February 2024.
14. Accumulated Other Comprehensive Loss
The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following (in millions):

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Loss
Balance as of December 31, 2024	$(23.2)	$(1,232.8)	$104.9	$(1,151.1)
Net change in period	(6.8)	586.1	(9.5)	569.8
Balance as of September 30, 2025	$(30.0)	$(646.7)	$95.4	$(581.3)

The foreign currency translation during the nine-month period ended September 30, 2025 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand, the U.K. and other non-U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, British pound, Canadian dollar and New Zealand dollar. To prepare our unaudited consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during the nine-month period ended September 30, 2025 primarily relates to goodwill (see Note 5 for the impact on goodwill) and amortizable intangible assets held by operations with a non-U.S. dollar functional currency.
During the nine-month periods ended September 30, 2025 and 2024, $14.3 million and $5.3 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During the nine-month periods ended September 30, 2025 and 2024, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.
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

Financial information relating to our segments for the three and nine-month periods ended September 30, 2025 and 2024 as follows
(in millions):

Three-Month Period Ended September 30, 2025	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,908.3	$—	$—	$1,908.3
Fees	664.5	392.5	—	1,057.0
Supplemental revenues	117.6	—	—	117.6
Contingent revenues	75.4	—	—	75.4
Interest income, premium finance revenues and other income	157.1	9.6	0.4	167.1
Revenues before reimbursements	2,922.9	402.1	0.4	3,325.4
Reimbursements	—	40.2	—	40.2
Total revenues	2,922.9	442.3	0.4	3,365.6
Compensation	1,649.0	243.8	38.9	1,931.7
Operating	433.6	76.3	70.9	580.8
Reimbursements	—	40.2	—	40.2
Interest	—	—	160.8	160.8
Depreciation	41.6	10.5	2.0	54.1
Amortization	218.5	3.7	—	222.2
Change in estimated acquisition earnout payables	28.5	0.4	—	28.9
Total expenses	2,371.2	374.9	272.6	3,018.7
Earnings (loss) before income taxes	551.7	67.4	(272.2)	346.9
Provision (benefit) for income taxes	141.3	17.9	(85.9)	73.3
Net earnings (loss)	410.4	49.5	(186.3)	273.6
Net earnings attributable to noncontrolling interests	0.9	—	—	0.9
Net earnings (loss) attributable to controlling interests	$409.5	$49.5	$(186.3)	$272.7
Net foreign exchange (loss) gain	$(2.0)	$0.2	$3.4	$1.6
Revenues:
United States	$2,021.0	$348.8	$0.4	$2,370.2
United Kingdom	484.5	28.0	—	512.5
Australia	89.6	61.6	—	151.2
Canada	88.0	2.0	—	90.0
New Zealand	54.6	—	—	54.6
Other foreign	185.2	1.9	—	187.1
Total revenues	$2,922.9	$442.3	$0.4	$3,365.6

Nine-Month Period Ended September 30, 2025	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$5,965.0	$—	$—	$5,965.0
Fees	1,863.8	1,140.4	—	3,004.2
Supplemental revenues	334.3	—	—	334.3
Contingent revenues	241.0	—	—	241.0
Interest income, premium finance revenues and other income	619.0	27.0	1.2	647.2
Revenues before reimbursements	9,023.1	1,167.4	1.2	10,191.7
Reimbursements	—	122.1	—	122.1
Total revenues	9,023.1	1,289.5	1.2	10,313.8
Compensation	4,792.4	718.5	121.9	5,632.8
Operating	1,148.9	220.0	221.6	1,590.5
Reimbursements	—	122.1	—	122.1
Interest	—	—	477.8	477.8
Depreciation	112.6	29.9	5.4	147.9
Amortization	596.4	16.2	—	612.6
Change in estimated acquisition earnout payables	37.6	1.5	—	39.1
Total expenses	6,687.9	1,108.2	826.7	8,622.8
Earnings (loss) before income taxes	2,335.2	181.3	(825.5)	1,691.0
Provision (benefit) for income taxes	600.3	48.1	(306.1)	342.3
Net earnings (loss)	1,734.9	133.2	(519.4)	1,348.7
Net earnings attributable to noncontrolling interests	5.8	—	—	5.8
Net earnings (loss) attributable to controlling interests	$1,729.1	$133.2	$(519.4)	$1,342.9
Net foreign exchange (loss)	$(2.5)	$(0.4)	$(45.8)	$(48.7)
Revenues:
United States	$5,856.5	$1024.4	$1.2	$6,882.1
United Kingdom	1,803.0	77.4	—	1,880.4
Australia	254.8	176.7	—	431.5
Canada	291.5	5.7	—	297.2
New Zealand	152.0	0.2	—	152.2
Other foreign	665.3	5.1	—	670.4
Total revenues	$9,023.1	$1,289.5	$1.2	$10,313.8
At September 30, 2025
Identifiable assets:
United States	$26,735.3	$1,153.4	$16,806.5	$44,695.2
United Kingdom	21,065.5	419.4	1.5	21,486.4
Australia	1,887.3	439.8	—	2,327.1
Canada	1,725.9	7.3	—	1,733.2
New Zealand	768.1	9.0	—	777.1
Other foreign	7,907.7	18.1	123.1	8,048.9
Total identifiable assets	$60,089.8	$2,047.0	$16,931.1	$79,067.9
Goodwill - net	$21,738.9	$456.6	$17.8	$22,213.3
Amortizable intangible assets - net	10,581.0	173.4	—	10,754.4

Three-Month Period Ended September 30, 2024	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,537.8	$—	$—	$1,537.8
Fees	585.2	359.8	—	945.0
Supplemental revenues	79.1	—	—	79.1
Contingent revenues	69.3	—	—	69.3
Interest income, premium finance revenues and other income	125.0	9.9	0.4	135.3
Revenues before reimbursements	2,396.4	369.7	0.4	2,766.5
Reimbursements	—	40.3	—	40.3
Total revenues	2,396.4	410.0	0.4	2,806.8
Compensation	1,362.9	224.6	34.4	1,621.9
Operating	342.0	71.0	40.7	453.7
Reimbursements	—	40.3	—	40.3
Interest	—	—	92.9	92.9
Depreciation	34.0	9.6	1.7	45.3
Amortization	161.0	3.7	—	164.7
Change in estimated acquisition earnout payables	(15.4)	0.1	—	(15.3)
Total expenses	1,884.5	349.3	169.7	2,403.5
Earnings (loss) before income taxes	511.9	60.7	(169.3)	403.3
Provision (benefit) for income taxes	128.9	16.1	(55.8)	89.2
Net earnings (loss)	383.0	44.6	(113.5)	314.1
Net earnings attributable to noncontrolling interests	1.5	—	—	1.5
Net earnings (loss) attributable to controlling interests	$381.5	$44.6	$(113.5)	$312.6
Net foreign exchange (loss)	$(0.2)	$—	$(15.2)	$(15.4)
Revenues:				—
United States	$1,516.6	$332.6	$0.4	$1,849.6
United Kingdom	497.2	15.7	—	512.9
Australia	93.8	58.2	—	152.0
Canada	93.7	1.6	—	95.3
New Zealand	53.2	1.9	—	55.1
Other foreign	141.9	—	—	141.9
Total revenues	$2,396.4	$410.0	$0.4	$2,806.8

Nine-Month Period Ended September 30, 2024	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$5,193.2	$—	$—	$5,193.2
Fees	1,669.5	1,053.8	—	2,723.3
Supplemental revenues	261.7	—	—	261.7
Contingent revenues	215.1	—	—	215.1
Interest income, premium finance revenues and other income	298.1	27.3	1.9	327.3
Revenues before reimbursements	7,637.6	1,081.1	1.9	8,720.6
Reimbursements	—	118.3	—	118.3
Total revenues	7,637.6	1,199.4	1.9	8,838.9
Compensation	4,210.0	657.7	100.2	4,967.9
Operating	1,019.3	206.5	89.2	1,315.0
Reimbursements	—	118.3	—	118.3
Interest	—	—	279.4	279.4
Depreciation	99.1	27.3	5.1	131.5
Amortization	487.8	10.0	—	497.8
Change in estimated acquisition earnout payables	(12.9)	0.3	—	(12.6)
Total expenses	5,803.3	1,020.1	473.9	7,297.3
Earnings (loss) before income taxes	1,834.3	179.3	(472.0)	1,541.6
Provision (benefit) for income taxes	465.9	47.6	(184.1)	329.4
Net earnings (loss)	1,368.4	131.7	(287.9)	1,212.2
Net earnings attributable to noncontrolling interests	7.8	—	—	7.8
Net earnings (loss) attributable to controlling interests	$1,360.6	$131.7	$(287.9)	$1,204.4
Net foreign exchange (loss) gain	$1.2	$—	$(17.2)	$(16.0)
Revenues:
United States	$4,725.2	$977.3	$1.9	$5,704.4
United Kingdom	1,656.6	43.7	—	1,700.3
Australia	252.7	167.2	—	419.9
Canada	307.1	5.0	—	312.1
New Zealand	150.8	6.2	—	157.0
Other foreign	545.2	—	—	545.2
Total revenues	$7,637.6	$1,199.4	$1.9	$8,838.9
At September 30, 2024
Identifiable assets:
United States	$22,366.2	$1,187.4	$2,853.8	$26,407.4
United Kingdom	19,357.5	140.9	—	19,498.4
Australia	1,856.9	433.0	—	2,289.9
Canada	1,774.4	4.8	—	1,779.2
New Zealand	816.9	19.5	—	836.4
Other foreign	6,300.7	—	130.7	6,431.4
Total identifiable assets	$52,472.6	$1,785.6	$2,984.5	$57,242.7
Goodwill - net	$11,829.3	$345.2	$18.9	$12,193.4
Amortizable intangible assets - net	4,241.4	111.8	—	4,353.2

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis that follows relates to our financial condition and results of operations for the nine-month period ended September 30, 2025. Readers should review this information in conjunction with the September 30, 2025 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ending December 31, 2024.
Prior Year Discussion of Results and Comparisons
For Information on fiscal third quarter 2024 results and similar comparisons, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-Q for the fiscal three and nine-month periods ended September 30, 2024.
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
•Acquisition integration costs, which include costs related to certain large acquisitions (including the acquisitions of Willis Towers Watson plc treaty reinsurance brokerage operations (which we refer to as Willis Re), Buck, Cadence Insurance, Inc. (which we refer to as Cadence Insurance), Eastern Insurance Group, LLC (which we refer to as Eastern Insurance), My Plan Manager Group Pty Ltd (which we refer to as My Plan Manager), Woodruff-Sawyer and AssuredPartners), outside the scope of our usual tuck‑in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, compensation expense related to amortization of certain retention bonus arrangements, extra lease space, duplicate services and external costs incurred to assimilate the acquisition into our IT related systems.
•Transaction-related costs, which are associated with completed, future and terminated acquisitions. Costs primarily relate to the acquisitions of Willis Re, Buck, Cadence Insurance, Eastern Insurance and Woodruff Sawyer, which closed on April 10, 2025, and AssuredPartners, which closed on August 18, 2025. These include costs related to regulatory filings, legal and accounting services, insurance and incentive compensation.
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
•Legal and tax related, which represents the impact of adjustments in third quarter 2025 and 2024 related to costs associated with legal and tax matters.
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
Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 52 and 59), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on pages 45 and 46), for organic revenue measures (on pages 53 and 60), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses and adjusted EBITDAC margin, (on pages 55 and 56) for the brokerage segment and (on pages 61 and 62) for the risk management segment.
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
Overview and Third Quarter 2025 Highlights
We are engaged in providing insurance brokerage, reinsurance brokerage, consulting services, and third-party property/casualty claims settlement and administration services to entities and individuals around the world. In the nine-month period ended September 30, 2025, we generated approximately 67% of our revenues for the combined brokerage and risk management segments domestically and 33% internationally, primarily in Australia, Canada, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate. The brokerage and risk management segments contributed approximately 87% and 13%, respectively, to revenues during the nine-month period ended September 30, 2025. The corporate segment did not generate any significant revenues in the nine-month period ended

September 30, 2025. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Interest income is earned on cash, cash equivalents and fiduciary cash and revenues are generated from premium financing.
We use the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey as an indicator of the insurance rate environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S. The third quarter 2025 survey had not been published as of the filing date of this report. The second quarter 2025 survey indicated that commercial property/casualty rates increased by 3.7% on average and we expect a similar trend to be noted when the CIAB's third quarter 2025 survey report is issued, which would indicate overall continued price firming.
We believe increases in property/casualty rates will continue for the remainder of 2025 due to rising loss costs, increased frequency of natural catastrophe and weather related losses, prior year reserve volatility and social inflation. We estimate global insured natural catastrophe losses were approximately $105 billion during the first nine months of 2025. There has been no significant hurricane related losses in 2025; however, further global natural catastrophe loss activity during the remainder of the year may cause insurance and/or reinsurance carriers to increase property pricing upon renewal. Additionally, elevated loss trends and continued profitability concerns within casualty coverages, could lead to a more difficult rate and conditions environment in certain lines. Based on our experience, insurance and reinsurance carriers are providing adequate capacity in the market for nearly all lines of coverage and appear to be making rational pricing decisions. Accordingly, we are seeing more carrier competition across property, and continued caution within casualty lines.

The combination of economic growth and inflation is increasing insurable values, while a resilient labor market with low unemployment is likely contributing to increases in client insured exposures. Additionally, we have yet to see any meaningful changes in our customers’ business activity from the prospect of tariffs.

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

On July 4, 2025, the One Big Beautiful Bill Act (which we refer to as OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The application of the OBBBA is not currently expected to have a material impact on our financial statements for 2025.

Summary of Financial Results - Three-Month Periods Ended September 30, 2025 and 2024
See the reconciliations of non-GAAP measures on page 47.

(In millions, except per share data)	3rd Quarter 2025		3rd Quarter 2024		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Brokerage Segment
Revenues	$2,922.9	$2,931.0	$2,396.4	$2,388.0	22%	23%
Organic revenues		$2,324.4		$2,224.1		4.5%
Net earnings	$410.4		$383.0		7%
Net earnings margin	14.0%		16.0%		- 194 bpts
Adjusted EBITDAC		$981.6		$800.2		23%
Adjusted EBITDAC margin		33.5%		33.5%		- 2 bpts
Diluted net earnings per share	$1.57	$2.65	$1.70	$2.50	(8%)	6%
Risk Management Segment
Revenues before reimbursements	$402.1	$401.9	$369.7	$368.1	9%	9%
Organic revenues		$379.2		$355.5		6.7%
Net earnings	$49.5		$44.6		11%
Net earnings margin (before reimbursements)	12.3%		12.1%		+ 25 bpts
Adjusted EBITDAC		$87.6		$76.7		14%
Adjusted EBITDAC margin (before reimbursements)		21.8%		20.8%		+ 96 bpts
Diluted net earnings per share	$0.19	$0.22	$0.20	$0.22	(5)%	—%
Corporate Segment
Diluted net loss per share	$(0.72)	$(0.55)	$(0.51)	$(0.46)
Total Company
Diluted net earnings per share	$1.04	$2.32	$1.39	$2.26	(25%)	3%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$1.76	$2.87	$1.90	$2.72	(7%)	6%

Summary of Financial Results - Nine-Month Periods Ended September 30, 2025 and 2024
See the reconciliations of non-GAAP measures on page 48.

(In millions, except per share data)	Nine-Months 2025		Nine-Months 2024		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Brokerage Segment
Revenues	$9,023.1	$9,018.7	$7,637.6	$7,613.3	18%	18%
Organic revenues		$7,737.8		$7,257.5		6.6%
Net earnings	$1,734.9		$1,368.4		27%
Net earnings margin	19.2%		17.9%		+ 131 bpts
Adjusted EBITDAC		$3,431.1		$2,719.9		26%
Adjusted EBITDAC margin		38.0%		35.7%		+ 231 bpts
Diluted net earnings per share	$6.65	$9.37	$6.10	$8.53	9%	10%
Risk Management Segment
Revenues before reimbursements	$1,167.4	$1,166.9	$1,081.1	$1,077.5	8%	8%
Organic revenues		$1,101.6		$1,043.1		5.6%
Net earnings	$133.2		$131.7		1%
Net earnings margin (before reimbursements)	11.4%		12.2%		- 77 bpts
Adjusted EBITDAC		$246.2		$222.5		11%
Adjusted EBITDAC margin (before reimbursements)		21.1%		20.6%		+ 45 bpts
Diluted net earnings per share	$0.51	$0.61	$0.59	$0.64	(14)%	(5)%
Corporate Segment
Diluted net loss per share	$(2.00)	$(1.66)	$(1.29)	$(1.22)
Total Company
Diluted net earnings per share	$5.16	$8.32	$5.40	$7.95	(4%)	5%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$7.16	$9.98	$6.69	$9.17	7%	9%
The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three and nine-month periods ended September 30, 2025 with the same periods in 2024. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 52 and 59, respectively, of this filing.

For the Three-Month Periods Ended September 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2025	2024	2025	2024	2025	2024	2025	2024	Chg

	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$2,922.9	$2,396.4	$410.4	$383.0	$840.3	$691.5	$1.57	$1.70	(8%)
Net losses (gains) on divestitures	8.1	(22.5)	6.0	(16.8)	8.1	(22.5)	0.02	(0.07)
Acquisition integration	—	—	49.1	36.3	66.0	48.7	0.19	0.16
Workforce and lease termination	—	—	15.9	36.2	21.3	48.5	0.06	0.16
Acquisition related adjustments	—	—	46.9	1.8	45.9	31.5	0.18	0.01
Amortization of intangible assets	—	—	162.8	120.0	—	—	0.63	0.54
Effective income tax rate impact	—	—	—	(2.9)	—	—	—	(0.01)
Levelized foreign currency translation	—	14.1	—	1.6	—	2.5	—	0.01
Brokerage, as adjusted *	2,931.0	2,388.0	691.1	559.2	981.6	800.2	2.65	2.50	6%
Risk Management, as reported	402.1	369.7	49.5	44.6	82.0	74.1	0.19	0.20	(5)%
Net (gains) on divestitures	(0.2)	(0.1)	(0.1)	(0.1)	(0.2)	(0.1)	—	—
Acquisition integration	—	—	1.7	0.6	2.4	0.9	0.01	—
Workforce and lease termination	—	—	2.4	1.4	3.4	2.0	0.01	0.01
Amortization of intangible assets	—	—	2.7	2.7	—	—	0.01	0.01
Levelized foreign currency translation	—	(1.5)	—	(0.1)	—	(0.2)	—	—
Risk Management, as adjusted *	401.9	368.1	56.2	49.1	87.6	76.7	0.22	0.22	—%
Corporate, as reported	0.4	0.4	(186.3)	(113.5)	(109.4)	(74.7)	(0.72)	(0.51)
Transaction-related costs	—	—	35.7	6.6	34.2	8.9	0.14	0.03
Legal and tax related	—	—	8.2	3.5	23.6	—	0.03	0.02
Corporate, as adjusted*	0.4	0.4	(142.4)	(103.4)	(51.6)	(65.8)	(0.55)	(0.46)
Total Company, as reported	$3,325.4	$2,766.5	$273.6	$314.1	$812.9	$690.9	$1.04	$1.39	(25%)
Total Company, as adjusted *	$3,333.3	$2,756.5	$604.9	$504.9	$1,017.6	$811.1	$2.32	$2.26	3%
Total Brokerage & Risk
Management, as reported	$3,325.0	$2,766.1	$459.9	$427.6	$922.3	$765.6	$1.76	$1.90	(7%)
Total Brokerage & Risk
Management, as adjusted *	$3,332.9	$2,756.1	$747.3	$608.3	$1,069.2	$876.9	$2.87	$2.72	6%
* For the three-month period ended September 30, 2025, the pretax impact of the brokerage segment adjustments totals $376.8 million, mostly due to non-cash period expenses related to intangible amortization, with a corresponding adjustment to the provision for income taxes of $96.1 million relating to these items. For the three-month period ended September 30, 2025, the pretax impact of the risk management segment adjustments totals $9.3 million, with a corresponding adjustment to the provision for income taxes of $2.6 million relating to these items. For the three-month period ended September 30, 2025, the pretax impact of the corporate segment adjustments totals $57.8 million, with a corresponding adjustment to the benefit for income taxes of $13.9 million relating to these items. A detailed reconciliation of the 2025 provision (benefit) for income taxes is shown on page 47.
*For the three-month period ended September 30, 2024, the pretax impact of the brokerage segment adjustments totals $240.3 million, with a corresponding adjustment to the provision for income taxes of $64.1 million relating to these items. For the three-month period ended September 30, 2024, the pretax impact of the risk management segment adjustments totals $6.3 million, with a corresponding adjustment to the provision for income taxes of $1.8 million relating to these items. For the three-month period ended September 30, 2024, the pretax impact of the corporate segment adjustments totals $8.9 million, with a corresponding adjustment to the benefit for income taxes of $1.2 million relating to these items. A detailed reconciliation of the 2024 provision (benefit) for income taxes is shown on page 47.

For the Nine-Month Periods Ended September 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2025	2024	2025	2024	2025	2024	2025	2024	Chg

	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$9,023.1	$7,637.6	$1,734.9	$1,368.4	$3,081.8	$2,408.3	$6.65	$6.10	9%
Net (gains) on divestitures	(4.4)	(25.0)	(3.3)	(18.6)	(4.4)	(25.0)	(0.01)	(0.08)
Acquisition integration	—	—	112.4	112.7	150.7	151.0	0.43	0.51
Workforce and lease termination	—	—	57.5	65.6	77.0	88.0	0.22	0.29
Acquisition related adjustments	—	(26.0)	96.2	24.3	126.0	92.5	0.37	0.11
Amortization of intangible assets	—	—	444.9	364.2	—	—	1.71	1.63
Effective income tax rate impact	—	—	—	(8.0)	—	—	—	(0.04)
Levelized foreign currency translation	—	26.7	—	3.1	—	5.1	—	0.01
Brokerage, as adjusted *	9,018.7	7,613.3	2,442.6	1,911.7	3,431.1	2,719.9	9.37	8.53	10%
Risk Management, as reported	1,167.4	1,081.1	133.2	131.7	228.9	216.9	0.51	0.59	(14)%
Net (gains) on divestitures	(0.5)	—	(0.4)	—	(0.5)	—	—	—
Acquisition integration	—	—	4.0	1.3	5.5	1.8	0.02	—
Workforce and lease termination	—	—	7.7	3.4	10.6	4.6	0.03	0.02
Acquisition related adjustments	—	—	1.3	0.2	1.7	0.2	0.01	—
Amortization of intangible assets	—	—	11.8	7.2	—	—	0.04	0.03
Levelized foreign currency translation	—	(3.6)	—	(0.6)	—	(1.0)	—	—
Risk Management, as adjusted *	1,166.9	1,077.5	157.6	143.2	246.2	222.5	0.61	0.64	(5)%
Corporate, as reported	1.2	1.9	(519.4)	(287.9)	(342.3)	(187.5)	(2.00)	(1.29)
Transaction-related costs	—	—	80.0	11.6	86.3	14.9	0.31	0.05
Legal and tax related	—	—	8.2	3.5	23.6	—	0.03	0.02
Corporate, as adjusted*	1.2	1.9	(431.2)	(272.8)	(232.4)	(172.6)	(1.66)	(1.22)
Total Company, as reported	$10,191.7	$8,720.6	$1,348.7	$1,212.2	$2,968.4	$2,437.7	$5.16	$5.40	(4%)
Total Company, as adjusted *	$10,186.8	$8,692.7	$2,169.0	$1,782.1	$3,444.9	$2,769.8	$8.32	$7.95	5%
Total Brokerage & Risk
Management, as reported	$10,190.5	$8,718.7	$1,868.1	$1,500.1	$3,310.7	$2,625.2	$7.16	$6.69	7%
Total Brokerage & Risk
Management, as adjusted *	$10,185.6	$8,690.8	$2,600.2	$2,054.9	$3,677.3	$2,942.4	$9.98	$9.17	9%
*For the nine-month period ended September 30, 2025, the pretax impact of the brokerage segment adjustments totals $948.7 million, mostly due to non-cash period expenses related to intangible amortization, with a corresponding adjustment to the provision for income taxes of $241.0 million relating to these items. For the nine-month period ended September 30, 2025, the pretax impact of the risk management segment adjustments totals $33.6 million, with a corresponding adjustment to the provision for income taxes of $9.2 million relating to these items. For the nine-month period ended September 30, 2025, the pretax impact of the corporate segment adjustments totals $109.9 million, with a corresponding adjustment to the benefit for income taxes of $21.7 million relating to these items. A detailed reconciliation of the 2025 provision (benefit) for income taxes is shown on page 48.
*For the nine-month period ended September 30, 2024, the pretax impact of the brokerage segment adjustments totals $738.4 million, with a corresponding adjustment to the provision for income taxes of $195.1 million relating to these items. For the nine-month period ended September 30, 2024, the pretax impact of the risk management segment adjustments totals $15.8 million, with a corresponding adjustment to the provision for income taxes of $4.3 million relating to these items. For the nine-month period ended September 30, 2024, the pretax impact of the corporate segment adjustments totals $14.9 million, with a corresponding adjustment to the benefit for income taxes of $0.2 million relating to these items. A detailed reconciliation of the 2024 provision (benefit) for income taxes is shown on page 48.

Reconciliation of Non-GAAP Measures - Pretax Earnings and Diluted Net Earnings per Share

(In millions, except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Quarter Ended September 30, 2025
Brokerage, as reported	$551.7	$141.3	$410.4	$0.9	$409.5	$1.57
Net losses on divestitures	8.1	2.1	6.0	—	6.0	0.02
Acquisition integration	66.0	16.9	49.1	—	49.1	0.19
Workforce and lease termination	21.3	5.4	15.9	—	15.9	0.06
Acquisition related adjustments	62.9	16.0	46.9	—	46.9	0.18
Amortization of intangible assets	218.5	55.7	162.8	—	162.8	0.63
Brokerage, as adjusted	$928.5	$237.4	$691.1	$0.9	$690.2	$2.65
Risk Management, as reported	$67.4	$17.9	$49.5	$—	$49.5	$0.19
Net (gains) on divestitures	(0.2)	(0.1)	(0.1)	—	(0.1)	—
Acquisition integration	2.4	0.7	1.7	—	1.7	0.01
Workforce and lease termination	3.4	1.0	2.4	—	2.4	0.01
Amortization of intangible assets	3.7	1.0	2.7	—	2.7	0.01
Risk Management, as adjusted	$76.7	$20.5	$56.2	$—	$56.2	$0.22
Corporate, as reported	$(272.2)	$(85.9)	$(186.3)	$—	$(186.3)	$(0.72)
Transaction-related costs	34.2	(1.5)	35.7	—	35.7	0.14
Legal and tax related	23.6	15.4	8.2	—	8.2	0.03
Corporate, as adjusted	$(214.4)	$(72.0)	$(142.4)	$—	$(142.4)	$(0.55)
Quarter Ended September 30, 2024					—
Brokerage, as reported	$511.9	$128.9	$383.0	$1.5	$381.5	$1.70
Net (gains) on divestitures	(22.5)	(5.7)	(16.8)	—	(16.8)	(0.07)
Acquisition integration	48.7	12.4	36.3	—	36.3	0.16
Workforce and lease termination	48.5	12.3	36.2	—	36.2	0.16
Acquisition related adjustments	2.4	0.6	1.8	—	1.8	0.01
Amortization of intangible assets	161.0	41.0	120.0	—	120.0	0.54
Effective income tax rate impact	—	2.9	(2.9)	—	(2.9)	(0.01)
Levelized foreign currency translation	2.2	0.6	1.6	—	1.6	0.01
Brokerage, as adjusted	$752.2	$193.0	$559.2	$1.5	$557.7	$2.50
Risk Management, as reported	$60.7	$16.1	$44.6	$—	$44.6	$0.20
Net (gains) on divestitures	(0.1)	—	(0.1)	—	(0.1)	—
Acquisition integration	0.9	0.3	0.6	—	0.6	—
Workforce and lease termination	2.0	0.6	1.4	—	1.4	0.01
Amortization of intangible assets	3.7	1.0	2.7	—	2.7	0.01
Levelized foreign currency translation	(0.2)	(0.1)	(0.1)	—	(0.1)	—
Risk Management, as adjusted	$67.0	$17.9	$49.1	$—	$49.1	$0.22
Corporate, as reported	$(169.3)	$(55.8)	$(113.5)	$—	$(113.5)	$(0.51)
Transaction-related costs	8.9	2.3	6.6	—	6.6	0.03
Legal and tax related	—	(3.5)	3.5	—	3.5	0.02
Corporate, as adjusted	$(160.4)	$(57.0)	$(103.4)	$—	$(103.4)	$(0.46)

Reconciliation of Non-GAAP Measures - Pretax Earnings and Diluted Net Earnings per Share

(In millions, except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Nine-Months Ended September 30, 2025
Brokerage, as reported	$2,335.2	$600.3	$1,734.9	$5.8	$1,729.1	$6.65
Net (gains) on divestitures	(4.4)	(1.1)	(3.3)	—	(3.3)	(0.01)
Acquisition integration	150.7	38.3	112.4	—	112.4	0.43
Workforce and lease termination	77.0	19.5	57.5	—	57.5	0.22
Acquisition related adjustments	129.0	32.8	96.2	—	96.2	0.37
Amortization of intangible assets	596.4	151.5	444.9	—	444.9	1.71
Brokerage, as adjusted	$3,283.9	$841.3	$2,442.6	$5.8	$2,436.8	$9.37
Risk Management, as reported	$181.3	$48.1	$133.2	$—	$133.2	$0.51
Net (gains) on divestitures	(0.5)	(0.1)	(0.4)	—	(0.4)	—
Acquisition integration	5.5	1.5	4.0	—	4.0	0.02
Workforce and lease termination	10.6	2.9	7.7	—	7.7	0.03
Acquisition related adjustments	1.8	0.5	1.3	—	1.3	0.01
Amortization of intangible assets	16.2	4.4	11.8	—	11.8	0.04
Risk Management, as adjusted	$214.9	$57.3	$157.6	$—	$157.6	$0.61
Corporate, as reported	$(825.5)	$(306.1)	$(519.4)	$—	$(519.4)	$(2.00)
Transaction-related costs	86.3	6.3	80.0	—	80.0	0.31
Legal and tax related	23.6	15.4	8.2	—	8.2	0.03
Corporate, as adjusted	$(715.6)	$(284.4)	$(431.2)	$—	$(431.2)	$(1.66)
Nine-Months Ended September 30, 2024					—
Brokerage, as reported	$1,834.3	$465.9	$1,368.4	$7.8	$1,360.6	$6.10
Net (gains) on divestitures	(25.0)	(6.4)	(18.6)	—	(18.6)	(0.08)
Acquisition integration	151.0	38.3	112.7	—	112.7	0.51
Workforce and lease termination	88.0	22.4	65.6	—	65.6	0.29
Acquisition related adjustments	32.3	8.0	24.3	(3.0)	27.3	0.11
Amortization of intangible assets	487.8	123.6	364.2	—	364.2	1.63
Effective income tax rate impact	—	8.0	(8.0)	—	(8.0)	(0.04)
Levelized foreign currency translation	4.3	1.2	3.1	—	3.1	0.01
Brokerage, as adjusted	$2,572.7	$661.0	$1,911.7	$4.8	$1,906.9	$8.53
Risk Management, as reported	$179.3	$47.6	$131.7	$—	$131.7	$0.59
Acquisition integration	1.8	0.5	1.3	—	1.3	—
Workforce and lease termination	4.6	1.2	3.4	—	3.4	0.02
Acquisition related adjustments	0.2	—	0.2	—	0.2	—
Amortization of intangible assets	10.0	2.8	7.2	—	7.2	0.03
Levelized foreign currency translation	(0.8)	(0.2)	(0.6)	—	(0.6)	—
Risk Management, as adjusted	$195.1	$51.9	$143.2	$—	$143.2	$0.64
Corporate, as reported	$(472.0)	$(184.1)	$(287.9)	$—	$(287.9)	$(1.29)
Transaction-related costs	14.9	3.3	11.6	—	11.6	0.05
Legal and tax related	—	(3.5)	3.5	—	3.5	0.02
Corporate, as adjusted	$(457.1)	$(184.3)	$(272.8)	$—	$(272.8)	$(1.22)

Acquisition of AssuredPartners and Woodruff Sawyer
On August 18, 2025, we acquired all of the issued and outstanding stock of Dolphin Topco, Inc., the holding company of AssuredPartners, Inc., a Delaware corporation (together with its subsidiaries, “AssuredPartners”) for gross consideration of $13.8 billion. AssuredPartners is a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines with operations in the U.K. and Ireland. We raised $8.5 billion of cash in our December 11, 2024 follow-on common stock offering and borrowed $5.0 billion of cash in our December 19, 2024 senior notes issuance (which we refer to, together with the follow-on common stock offering, as the AssuredPartners Financing) to fund the transaction. On January 7, 2025, we received an additional $1.3 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering. AssuredPartners had over 10,900 employees serving through offices located across the U.S., U.K. and Ireland.
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

Results of Operations
Brokerage
The brokerage segment accounted for 87% of our revenues during the nine-month period ended September 30, 2025. Our brokerage segment is primarily comprised of retail, wholesale and reinsurance brokerage operations. Our brokerage segment generates revenues by:
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

Financial information relating to our brokerage segment results for the three and nine-month periods ended September 30, 2025 compared to the same periods in 2024, is as follows (in millions, except per share, percentages and workforce data).

	Three-month period ended September 30,			Nine-month period ended September 30,
Statement of Earnings	2025	2024	Change	2025	2024	Change
Commissions	$1,908.3	$1,537.8	$370.5	$5,965.0	$5,193.2	$771.8
Fees	664.5	585.2	79.3	1,863.8	1,669.5	194.3
Supplemental revenues	117.6	79.1	38.5	334.3	261.7	72.6
Contingent revenues	75.4	69.3	6.1	241.0	215.1	25.9
Interest income, premium finance revenues and other income	157.1	125.0	32.1	619.0	298.1	320.9
Total revenues	2,922.9	2,396.4	526.5	9,023.1	7,637.6	1,385.5
Compensation	1,649.0	1,362.9	286.1	4,792.4	4,210.0	582.4
Operating	433.6	342.0	91.6	1,148.9	1,019.3	129.6
Depreciation	41.6	34.0	7.6	112.6	99.1	13.5
Amortization	218.5	161.0	57.5	596.4	487.8	108.6
Change in estimated acquisition earnout payables	28.5	(15.4)	43.9	37.6	(12.9)	50.5
Total expenses	2,371.2	1,884.5	486.7	6,687.9	5,803.3	884.6
Earnings before income taxes	551.7	511.9	39.8	2,335.2	1,834.3	500.9
Provision for income taxes	141.3	128.9	12.4	600.3	465.9	134.4
Net earnings	410.4	383.0	27.4	1,734.9	1,368.4	366.5
Net earnings attributable to noncontrolling interests	0.9	1.5	(0.6)	5.8	7.8	(2.0)
Net earnings attributable to controlling interests	$409.5	$381.5	$28.0	$1,729.1	$1,360.6	$368.5
Diluted net earnings per share	$1.57	$1.70	$(0.13)	$6.65	$6.10	$0.55
Other Information
Change in diluted net earnings per share	(8%)	11%		9%	17%
Growth in revenues	22%	13%		18%	16%
Organic change in commissions and fees	4%	5%		6%	7%
Compensation expense ratio	56%	57%		53%	55%
Operating expense ratio	15%	14%		13%	13%
Effective income tax rate	26%	25%		26%	25%
Workforce at end of period (includes acquisitions)				55,722	40,997
Identifiable assets at September 30				$60,089.8	$52,472.6
EBITDAC
Net earnings	$410.4	$383.0	$27.4	$1,734.9	$1,368.4	$366.5
Provision for income taxes	141.3	128.9	12.4	600.3	465.9	134.4
Depreciation	41.6	34.0	7.6	112.6	99.1	13.5
Amortization	218.5	161.0	57.5	596.4	487.8	108.6
Change in estimated acquisition earnout payables	28.5	(15.4)	43.9	37.6	(12.9)	50.5
EBITDAC	$840.3	$691.5	$148.8	$3,081.8	$2,408.3	$673.5

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and nine-month periods ended September 30, 2025 compared to the same periods in 2024 (in millions):

		Three-month period ended September 30,				Nine-month period ended September 30,
		2025		2024	Change	2025		2024	Change
Net earnings, as reported		$410.4		$383.0	7%	$1,734.9		$1,368.4	27%
Provision for income taxes		141.3		128.9		600.3		465.9
Depreciation		41.6		34.0		112.6		99.1
Amortization		218.5		161.0		596.4		487.8
Change in estimated acquisition earnout payables		28.5		(15.4)		37.6		(12.9)
EBITDAC		840.3		691.5	22%	3,081.8		2,408.3	28%
Net losses (gains) on divestitures		8.1	0	(22.5)		(4.4)	0	(25.0)
Acquisition integration		66.0		48.7		150.7		151.0
Workforce and lease termination related charges		21.3		48.5		77.0		88.0
Acquisition related adjustments		45.9		31.5		126.0		92.5
Levelized foreign currency translation		—		2.5		—		5.1
EBITDAC, as adjusted		$981.6		$800.2	23%	$3,431.1		$2,719.9	26%
Net earnings margin, as reported		14.0%		16.0%	- 194 bpts	19.2%		17.9%	+ 131 bpts
EBITDAC margin, as adjusted	*	33.5%		33.5%	- 2 bpts	38.0%		35.7%	+ 231 bpts
Reported revenues		$2,922.9	0	$2,396.4		$9,023.1	0	$7,637.6
Adjusted revenues - see pages 45 and 46		$2,931.0		$2,388.0		$9,018.7		$7,613.3
*Third quarter 2025 adjusted EBITDAC margin includes approximately $76.1 million of interest income revenues earned on the proceeds received in December 2024 related to the AssuredPartners Financing. The roll-in of mergers and acquisitions, including the AssuredPartners acquisition, which was completed during the quarter, unfavorably impacted the year over year change in third quarter adjusted EBITDAC margin by approximately 2%.
Commissions and fees - The aggregate increase in base commissions and fees for the three-month period ended September 30, 2025, compared to the same period in 2024, was due to revenues associated with acquisitions that were made in the twelve-month period ended September 30, 2025 ($417.2 million), and to the organic change in base commissions and fee revenues. The organic change in base commissions and fee revenues were 3.9% and 5.4% for the three-month periods ended September 30, 2025 and 2024, respectively.
The aggregate increase in base commissions and fees for the nine-month period ended September 30, 2025, compared to the same period in 2024, was due to revenues associated with acquisitions that were made in the twelve-month period ended September 30, 2025 ($634.9 million), and to the organic change in base commissions and fee revenues. The organic change in base commissions and fee revenues were 6.1% and 7.3% for the nine-month periods ended September 30, 2025 and 2024, respectively.
In our property/casualty brokerage operations, during the three and nine-month periods ended September 30, 2025 we saw continued strong customer retention, new business generation and increasing renewal premiums (premium rates and exposures). We believe these favorable trends should continue for the remainder of 2025; however, if economic conditions worsen or premium rate increases slow, we could see our revenue growth soften.

Items excluded from organic revenue computations yet impacting revenue comparisons for the three and nine-month periods ended September 30, 2025 and 2024 include the following (in millions):

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
Organic Revenues (Non-GAAP)	2025		2024	Change	2025		2024	Change
Base Commissions and Fees
Commission and fees, as reported	$2,572.8		$2,123.0	21.2%	$7,828.8	0	$6,862.7	14.1%
Less commission and fee revenues from acquisitions	(417.2)		—		(634.9)		(26.0)
Less divested operations	—		(61.9)		—		(83.0)
Levelized foreign currency translation	—		14.0		—		25.3
Organic base commission and fees	$2,155.6		$2,075.1	3.9%	$7,193.9		$6,779.0	6.1%
Supplemental revenues
Supplemental revenues, as reported	$117.6	0	$79.1	48.7%	$334.3	0	$261.7	27.7%
Less supplemental revenues from acquisitions	(9.0)		—		(12.3)		—
Levelized foreign currency translation	—		0.5		—		1.6
Organic supplemental revenues	$108.6		$79.6	36.4%	$322.0		$263.3	22.3%
Contingent revenues
Contingent revenues, as reported	$75.4	0	$69.3	8.8%	$241.0	0	$215.1	12.0%
Less contingent revenues from acquisitions	(15.2)		—		(19.1)		—
Levelized foreign currency translation	—		0.1		—		0.1
Organic contingent revenues	$60.2		$69.4	(13.3)%	$221.9		$215.2	3.1%
Total reported commissions, fees, supplemental revenues and contingent revenues	$2,765.8		$2,271.4	21.8%	$8,404.1		$7,339.5	14.5%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions	(441.4)		—		(666.3)		(26.0)
Less divested operations	—		(61.9)		—		(83.0)
Levelized foreign currency translation	—		14.6		—		27.0
Total organic commissions, fees, supplemental revenues and contingent revenues	$2,324.4		$2,224.1	4.5%	$7,737.8		$7,257.5	6.6%

The following is a summary of brokerage segment acquisition activity for 2025 and 2024:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2025	2024	2025	2024
Number of acquisitions closed	6	3	25	27
Estimated annualized revenues acquired (in millions)	$3,036.0	$32.7	$3,389.5	$173.9
In the three and nine-month periods ended September 30, 2025 we issued 9,000 shares and 58,000 shares, respectively, of our common stock issued at the request of sellers and/or in connection with tax-free exchange acquisitions. In the three and nine-month periods ended September 30, 2024 we issued no shares and 512,000 shares, respectively, of our common stock issued at the request of sellers and/or in connection with tax-free exchange acquisitions.
Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2025, 2024 and 2023 by quarter are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2025
Reported supplemental revenues	$113.9	$102.8	$117.6		$334.3
Reported contingent revenues	92.9	72.7	75.4		241.0
Reported supplemental and contingent revenues	$206.8	$175.5	$193.0		$575.3
2024
Reported supplemental revenues	$93.9	$88.7	$79.1	$97.7	$359.4
Reported contingent revenues	86.0	59.8	69.3	52.5	267.6
Reported supplemental and contingent revenues	$179.9	$148.5	$148.4	$150.2	$627.0
2023
Reported supplemental revenues	$81.6	$71.2	$70.8	$90.6	$314.2
Reported contingent revenues	71.8	54.2	53.9	55.4	235.3
Reported supplemental and contingent revenues	$153.4	$125.4	$124.7	$146.0	$549.5
Interest income, premium finance revenues and other income - This primarily represents interest income earned on cash, cash equivalents and fiduciary cash and revenues from premium financing, income from equity investments and net gains related to divestitures and sales of books of business.
Interest income, premium finance revenues and other income in the three and nine-month periods ended September 30, 2025 increased compared to the same periods in 2024, primarily due to increases in interest income earned on our own and fiduciary funds, including the $76.1 million and $363.3 million, respectively, interest income earned in the three and nine-month periods ended September 30, 2025 related to the proceeds from the AssuredPartners Financing.

The following table provides a reconciliation of brokerage segment interest income, premium finance revenues and other income, as reported in our consolidated financial statements to interest income earned on cash, cash equivalents and fiduciary cash (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2025	2024	2025	2024
Interest income, premium finance revenues and other income	$157.1	$125.0	$619.0	$298.1
Less:
Net losses (gains) on divestitures	8.1	(22.5)	(4.4)	(25.0)
Premium financing revenues and net earnings from equity interests	(31.9)	(28.0)	(78.7)	(73.6)
Interest income from cash, cash equivalents, and fiduciary cash	$133.3	$74.5	$535.9	$199.5
Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and nine-month periods ended September 30, 2025 with the same periods in 2024 (in millions):

	Three-month period ended September 30,			Nine-month period ended September 30,
	2025		2024	2025		2024
Compensation expense, as reported	$1,649.0	0	$1,362.9	$4,792.4	0	$4,210.0
Acquisition integration	(38.2)		(26.5)	(85.8)		(81.9)
Workforce and lease termination related charges	(15.4)		(46.2)	(68.3)		(81.5)
Acquisition related adjustments	(45.9)		(31.5)	(126.0)		(118.5)
Levelized foreign currency translation	—		8.7	—		15.8
Compensation expense, as adjusted	$1,549.5		$1,267.4	$4,512.3		$3,943.9
Reported compensation expense ratios	56.4%		56.9%	53.1%		55.1%
Adjusted compensation expense ratios	52.9%		53.1%	50.0%		51.8%
Reported revenues	$2,922.9	0	$2,396.4	$9,023.1	0	$7,637.6
Adjusted revenues - see pages 45 and 46	$2,931.0		$2,388.0	$9,018.7		$7,613.3
The $286.1 million increase in compensation expense for the three-month period ended September 30, 2025 compared to the same period in 2024, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended September 30, 2025 ‑ $281.0 million, acquisition related adjustments - $14.4 million, acquisition integration costs - $11.7 million, total base and incentive compensation to service and support organic growth as well as employee benefit costs - $9.8 million in the aggregate, partially offset by lesser workforce and lease termination related charges - $30.8 million.
The $582.4 million increase in compensation expense for the nine-month period ended September 30, 2025 compared to the same period in 2024, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended September 30, 2025 ‑ $415.2 million, total base and incentive compensation to service and support organic growth as well as employee benefit costs - $169.0 million in the aggregate, acquisition related adjustments - $7.5 million, and acquisition integration costs - $3.9 million, partially offset by lesser workforce and lease termination related charges - $13.2 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and nine-month periods ended September 30, 2025 with the same periods in 2024 (in millions):

	Three-month period ended September 30			Nine-month period ended September 30
	2025		2024	2025		2024
Operating expense, as reported	$433.6	0	$342.0	$1,148.9	0	$1,019.3
Acquisition integration	(27.8)		(22.2)	(64.9)		(69.1)
Workforce and lease termination related charges	(5.9)		(2.3)	(8.7)		(6.5)
Levelized foreign currency translation	—		2.9	—		5.8
Operating expense, as adjusted	$399.9		$320.4	$1,075.3		$949.5
Reported operating expense ratios	14.8%		14.3%	12.7%		13.4%
Adjusted operating expense ratios	13.6%		13.4%	11.9%		12.5%
Reported revenues	$2,922.9	0	$2,396.4	$9,023.1	0	$7,637.6
Adjusted revenues - see pages 45 and 46	$2,931.0		$2,388.0	$9,018.7		$7,613.3
The $91.6 million increase in operating expense for the three-month period ended September 30, 2025 compared to the same period in 2024, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2025 ‑ $72.5 million, professional fees and additional investments in technology - $9.9 million in the aggregate, acquisition integration costs - $5.6 million and workforce and lease termination related charges - $3.6 million.
The $129.6 million increase in operating expense for the nine-month period ended September 30, 2025 compared to the same period in 2024, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2025 ‑ $108.9 million, professional fees and additional investments in technology - $22.7 million in the aggregate, workforce and lease termination related charges - $2.2 million, partially offset by lesser acquisition integration costs - $4.2 million.
Depreciation - Depreciation expense increased in the three and nine-month periods ended September 30, 2025 compared to the same periods in 2024 by $7.6 million and $13.5 million, respectively. The increase in depreciation expense in 2025 compared to 2024 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increase in depreciation expense was the depreciation expense associated with acquisitions completed in the twelve-month period ended September 30, 2025.
Amortization - The increase in amortization expense in the three and nine-month periods ended September 30, 2025 compared to the same periods in 2024 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended September 30, 2025. Based on the results of impairment reviews and decisions made to exit some non-core operations during the three and nine-month periods ended September 30, 2025, we wrote off $2.4 million and $43.0 million, respectively, of amortizable assets. Based on the results of impairment reviews during the three and nine-month periods ended September 30, 2024, we wrote off $5.4 million and $19.4 million, respectively, of amortizable assets. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).
Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three and nine-month periods ended September 30, 2025 compared to the same periods in 2024, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During the three-month periods ended September 30, 2025 and 2024, we recognized $11.5 million and $13.7 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2021 to 2025. During the nine-month periods ended September 30, 2025 and 2024, we recognized $34.6 million and $47.3 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2021 to 2025. In addition, during the three-month periods ended September 30, 2025 and 2024, we recognized $17.0 million of expense and $29.1 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 41 and 29 acquisitions, respectively. In addition, during the nine-month periods ended September 30, 2025 and 2024, we recognized $3.0 million of expense and $60.2 million of income, respectively, related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 81 and 74 acquisitions, respectively.
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
Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended September 30, 2025 and 2024, were 25.6% and 25.2%, respectively. The brokerage segment’s effective income tax rates for the nine-month periods ended September 30, 2025 and 2024, were 25.7% and 25.4%, respectively. We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in our brokerage segment based on known changes in tax rates in future periods.
Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended September 30, 2025 and 2024, include noncontrolling interest earnings of $0.9 million and $1.5 million, respectively. The amounts reported in this line for the nine-month periods ended September 30, 2025 and 2024, include noncontrolling interest earnings of $5.8 million and $7.8 million, respectively.
Risk Management
The risk management segment accounted for 13% of our revenue during the nine-month period ended September 30, 2025. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, nonprofit, captive and public sector entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.
Financial information relating to our risk management segment results for the three and nine-month periods ended September 30, 2025 compared to the same periods in 2024, is as follows (in millions, except per share, percentages and workforce data):

Statement of Earnings	Three-month period ended September 30,			Nine-month period ended September 30,
	2025	2024	Change	2025	2024	Change
Fees	$392.5	$359.8	$32.7	$1,140.4	$1,053.8	$86.6
Interest income and other income	9.6	9.9	(0.3)	27.0	27.3	(0.3)
Revenues before reimbursements	402.1	369.7	32.4	1,167.4	1,081.1	86.3
Reimbursements	40.2	40.3	(0.1)	122.1	118.3	3.8
Total revenues	442.3	410.0	32.3	1,289.5	1,199.4	90.1
Compensation	243.8	224.6	19.2	718.5	657.7	60.8
Operating	76.3	71.0	5.3	220.0	206.5	13.5
Reimbursements	40.2	40.3	(0.1)	122.1	118.3	3.8
Depreciation	10.5	9.6	0.9	29.9	27.3	2.6
Amortization	3.7	3.7	—	16.2	10.0	6.2
Change in estimated acquisition earnout payables	0.4	0.1	0.3	1.5	0.3	1.2
Total expenses	374.9	349.3	25.6	1,108.2	1,020.1	88.1
Earnings before income taxes	67.4	60.7	6.7	181.3	179.3	2.0
Provision for income taxes	17.9	16.1	1.8	48.1	47.6	0.5
Net earnings	49.5	44.6	4.9	133.2	131.7	1.5
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings attributable to controlling interests	$49.5	$44.6	$4.9	$133.2	$131.7	$1.5
Diluted net earnings per share	$0.19	$0.20	$(0.01)	$0.51	$0.59	$(0.08)
Other information
Change in diluted net earnings per share	(5%)	5%		(14%)	16%
Growth in revenues (before reimbursements)	9%	12%		8%	14%
Organic change in fees (before reimbursements)	7%	6%		6%	9%
Compensation expense ratio (before reimbursements)	61%	61%		62%	61%
Operating expense ratio (before reimbursements)	19%	19%		19%	19%
Effective income tax rate	27%	27%		27%	27%
Workforce at end of period (includes acquisitions)				10,669	10,264
Identifiable assets at September 30				$2,047.0	$1,785.6
EBITDAC
Net earnings	$49.5	$44.6	$4.9	$133.2	$131.7	$1.5
Provision for income taxes	17.9	16.1	1.8	48.1	47.6	0.5
Depreciation	10.5	9.6	0.9	29.9	27.3	2.6
Amortization	3.7	3.7	—	16.2	10.0	6.2
Change in estimated acquisition earnout payables	0.4	0.1	0.3	1.5	0.3	1.2
EBITDAC	$82.0	$74.1	$7.9	$228.9	$216.9	$12.0

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and nine-month periods ended September 30, 2025 to the same periods in 2024 (in millions):

	Three-month period ended September 30,				Nine-month period ended September 30,
	2025		2024	Change	2025		2024	Change
Net earnings, as reported	$49.5		$44.6	11%	$133.2	0.0	$131.7	1%
Provision for income taxes	17.9		16.1		48.1	0.0	47.6
Depreciation	10.5		9.6		29.9	0.0	27.3
Amortization	3.7		3.7		16.2	0.0	10.0
Change in estimated acquisition earnout payables	0.4		0.1		1.5	0.0	0.3
Total EBITDAC	82.0		74.1	11%	228.9		216.9	6%
Net (gains) on divestitures	(0.2)		(0.1)		(0.5)		—
Acquisition integration	2.4		0.9		5.5		1.8
Workforce and lease termination related charges	3.4		2.0		10.6		4.6
Acquisition related adjustments	—		—		1.7		0.2
Levelized foreign currency translation	—		(0.2)		—		(1.0)
EBITDAC, as adjusted	$87.6		$76.7	14%	$246.2		$222.5	11%
Net earnings margin (before reimbursements), as reported	12.3%		12.1%	+ 25 bpts	11.4%		12.2%	- 77 bpts
EBITDAC margin (before reimbursements), as adjusted	21.8%		20.8%	+ 96 bpts	21.1%		20.6%	+ 45 bpts
Reported revenues (before reimbursements)	$402.1	0.0	$369.7		$1,167.4	0.0	$1,081.1
Adjusted revenues (before reimbursements) - see pages 45 and 46	$401.9	0.0	$368.1		$1,166.9	0.0	$1,077.5
Fees - In our risk management operations, for the three-month period ended September 30, 2025, client retention was strong and new business was positive. We believe these favorable trends should continue for the remainder of 2025. However, worsening economic conditions or a reversal in the number of workers employed could cause fewer new liability and core workers' compensation claims to arise in future quarters. Organic change in fee revenues for the three-month period ended September 30, 2025 was 6.7% compared to 6.0% for the same period in 2024. Organic change in fee revenues for the nine-month period ended September 30, 2025 was 5.6% compared to 8.9% for the same period in 2024.

Items excluded from organic fee computations yet impacting revenue comparisons for the three and nine-month periods ended September 30, 2025 and 2024 include the following (in millions):

	Three-Month Period Ended September 30			Nine-Month Period Ended September 30
Organic Revenues (Non-GAAP)	2025	2024	Change	2025	2024	Change
Fees	$389.4	$359.1	8.4%	$1,134.7	$1,048.0	8.3%
International performance bonus fees	3.1	0.7		5.7	5.8
Fees as reported	392.5	359.8	9.1%	1,140.4	1,053.8	8.2%
Less fees from acquisitions	(13.3)	—		(38.8)	—
Less divested operations	—	(2.8)		—	(7.1)
Levelized foreign currency translation	—	(1.5)		—	(3.6)
Organic fees	$379.2	$355.5	6.7%	$1,101.6	$1,043.1	5.6%

The following is a summary of risk management segment acquisition activity for 2025 and 2024:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2025	2024	2025	2024
Number of acquisitions closed	—	1	1	1
Estimated annualized revenues acquired (in millions)	$—	$14.0	$38.2	$14.0
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
Interest income and other income - Interest income and other income primarily represents interest income earned on cash, cash equivalents and fiduciary cash. Interest income and other income in the three-month and nine-month periods ended September 30, 2025 decreased compared to the same periods in 2024, primarily due to interest income from fiduciary cash.

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and nine-month periods ended September 30, 2025 with the same periods in 2024 (in millions):

	Three-month period ended September 30,			Nine-month period ended September 30,
	2025		2024	2025		2024
Compensation expense, as reported	$243.8		$224.6	$718.5		$657.7
Acquisition integration	(0.9)		(0.4)	(2.0)		(1.0)
Workforce and lease termination related charges	(3.0)		(1.1)	(9.1)		(2.8)
Acquisition related adjustments	—		—	(1.7)		(0.2)
Levelized foreign currency translation	—		(1.0)	—		(2.6)
Compensation expense, as adjusted	$239.9		$222.1	$705.7		$651.1
Reported compensation expense ratios (before reimbursements)	60.6%		60.7%	61.6%		60.8%
Adjusted compensation expense ratios (before reimbursements)	59.7%		60.3%	60.5%		60.4%
Reported revenues (before reimbursements)	$402.1	0	$369.7	$1,167.4	0	$1,081.1
Adjusted revenues (before reimbursements) - see pages 45 and 46	$401.9		$368.1	$1,166.9		$1,077.5
The $19.2 million increase in compensation expense for the three-month period ended September 30, 2025 compared to the same period in 2024, was primarily due to higher base and incentive compensation to service and support organic growth as well as employee benefit costs - $9.0 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended September 30, 2025 ‑ $7.8 million, workforce and lease termination related charges - $1.9 million, and acquisition integration costs - $0.5 million.
The $60.8 million increase in compensation expense for the nine-month period ended September 30, 2025 compared to the same period in 2024, was primarily due to increases in base and incentive compensation to service and support organic growth as well as employee benefit costs - $27.0 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended September 30, 2025 ‑ $25.0 million, workforce and lease termination related charges - $6.3 million, acquisition related adjustments - $1.5 million, and acquisition integration costs - $1.0 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and nine-month periods ended September 30, 2025 with the same periods in 2024 (in millions):

	Three-month period ended September 30,			Nine-month period ended September 30,
	2025		2024	2025		2024
Operating expense, as reported	$76.3		$71.0	$220.0		$206.5
Acquisition integration	(1.5)		(0.5)	(3.5)		(0.8)
Workforce and lease termination related charges	(0.4)		(0.9)	(1.5)		(1.8)
Levelized foreign currency translation	—		(0.3)	—		—
Operating expense, as adjusted	$74.4		$69.3	$215.0		$203.9
Reported operating expense ratios (before reimbursements)	19.0%		19.2%	18.9%		19.1%
Adjusted operating expense ratios (before reimbursements)	18.5%		18.9%	18.4%		18.9%
Reported revenues (before reimbursements)	$402.1	0	$369.7	$1,167.4	0	$1,081.1
Adjusted revenues (before reimbursements) - see pages 45 and 46	$401.9		$368.1	$1,166.9		$1,077.5
The $5.3 million increase in operating expense for the three-month period ended September 30, 2025 compared to the same period in 2024, was primarily due to business insurance expense and acquisition integration costs, partially offset by lesser real estate costs and workforce and lease termination related charges - $4.1 million in the aggregate, as well as expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2025 - $1.2 million.
The $13.5 million increase in operating expense for the nine-month period ended September 30, 2025 compared to the same period in 2024, was primarily due to business insurance expense, additional investments in technology, acquisition integration costs, partially offset by lesser real estate costs, client-related expenses and workforce and lease termination related charges - $8.2 million in the aggregate, as well as expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2025 - $5.3 million.
Depreciation - Depreciation increased in the three and nine-month periods ended September 30, 2025 compared to the same periods in 2024 by $0.9 million and $2.6 million, respectively, which reflects the impact of office consolidations that occurred as leases expired in 2024 (less depreciation associated with furniture, equipment and leasehold improvements), partially offset by the impact of expenditures related to upgrading computer systems.
Amortization - Amortization expense in the three month period ended September 30, 2025 was flat compared to the same period in 2024 and in the nine-month period ended September 30, 2025 increased by $6.2 million due to the normal recurring quarterly amortization expense. Based on the results of impairment reviews during the three and nine-month periods ended September 30, 2025 and 2024, no impairments were noted.
Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three and nine-month periods ended September 30, 2025 to the same periods in 2024, was due to accretion of the discount. During the three-month periods ended September 30, 2025 and 2024, we recognized $0.4 million and $0.1 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the nine-month periods ended September 30, 2025 and 2024, we recognized $1.4 million and $0.3 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three and nine-month periods ended September 30, 2025, we recognized zero and $0.1 million, respectively, of expense related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for one acquisition.
Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended September 30, 2025 and 2024, were 26.6% and 26.5%, respectively. The risk management segment’s effective income tax rates for the nine-month periods ended September 30, 2025 and 2024, were 26.5% and 26.6%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment based on known changes in tax rates in future periods.

Corporate
The corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs and the impact of foreign currency remeasurement. For a detailed discussion of the nature of our debt, see Note 6 to our unaudited consolidated financial statements included herein as of September 30, 2025 and in Note 7 to our most recent Annual Report on Form 10‑K as of December 31, 2024.
Financial information relating to our corporate segment results for the three and nine-month periods ended September 30, 2025 compared to the same periods in 2024 is as follows (in millions, except per share):

	Three-month period ended September 30,			Nine-month period ended September 30,
Statement of Earnings	2025	2024	Change	2025	2024	Change
Other income	$0.4	$0.4	$—	$1.2	$1.9	$(0.7)
Total revenues	0.4	0.4	—	1.2	1.9	(0.7)
Compensation	38.9	34.4	4.5	121.9	100.2	21.7
Operating	70.9	40.7	30.2	221.6	89.2	132.4
Interest	160.8	92.9	67.9	477.8	279.4	198.4
Depreciation	2.0	1.7	0.3	5.4	5.1	0.3
Total expenses	272.6	169.7	102.9	826.7	473.9	352.8
Loss before income taxes	(272.2)	(169.3)	(102.9)	(825.5)	(472.0)	(353.5)
Benefit for income taxes	(85.9)	(55.8)	(30.1)	(306.1)	(184.1)	(122.0)
Net loss	(186.3)	(113.5)	(72.8)	(519.4)	(287.9)	(231.5)
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net loss attributable to controlling interests	$(186.3)	$(113.5)	$(72.8)	$(519.4)	$(287.9)	$(231.5)
Diluted net loss per share	$(0.72)	$(0.51)	$(0.21)	$(2.00)	$(1.29)	$(0.71)
Identifiable assets at September 30				$16,931.1	$2,984.5
EBITDAC
Net loss	$(186.3)	$(113.5)	$(72.8)	$(519.4)	$(287.9)	$(231.5)
Benefit for income taxes	(85.9)	(55.8)	(30.1)	(306.1)	(184.1)	(122.0)
Interest	160.8	92.9	67.9	477.8	279.4	198.4
Depreciation	2.0	1.7	0.3	5.4	5.1	0.3
EBITDAC	$(109.4)	$(74.7)	$(34.7)	$(342.3)	$(187.5)	$(154.8)
Revenues - Revenues in the corporate segment consist of other income related to the run-off of legacy investments and other investment income.
Compensation expense - Compensation expense in the three-month periods ended September 30, 2025 and 2024, includes salary, incentive compensation, and associated benefit expenses of $38.9 million and $34.4 million, respectively. The change in compensation expense for the three-month period ended September 30, 2025 compared to the same period in 2024 was primarily due to increased incentive compensation, salary and benefits expense, which includes transaction-related costs as described on page 65 in note (1).
Compensation expense in the nine-month periods ended September 30, 2025 and 2024, includes salary, incentive compensation, and associated benefit expenses of $121.9 million and $100.2 million, respectively. The change in compensation expense for the nine-month period ended September 30, 2025 compared to the same period in 2024 was primarily due to increased incentive compensation, which includes transaction-related costs as described on page 65 in note (1).
Operating expense - Operating expense in the three-month period ended September 30, 2025, includes banking and related fees of $1.1 million, external professional fees and other due diligence costs related to acquisitions of $32.7 million, which includes $28.7 million of transaction-related costs as described on page 65 in note (1), other corporate and clean energy related expenses, including technology and other professional fees of $42.5 million in aggregate, and a net unrealized foreign exchange remeasurement gain of $5.4 million.
Operating expense in the nine-month period ended September 30, 2025, includes banking and related fees of $3.1 million, external professional fees and other due diligence costs related to acquisitions of $86.2 million, which includes $75.3 million of transaction-related costs as described on page 65 in note (1), other corporate and clean energy related expenses, including technology and other professional fees of $89.5 million in aggregate, and a net unrealized foreign exchange remeasurement loss of $42.8 million.
Operating expense in the three-month period ended September 30, 2024 includes banking and related fees of $0.8 million, external professional fees and other due diligence costs related to acquisitions of $10.0 million, which includes transaction‑related costs as described on page 65 in note (1), other corporate and clean energy related expenses, including litigation matters, technology and other professional fees of $15.0 million, and a net unrealized foreign exchange remeasurement loss of $(14.9) million.
Operating expense in the nine-month period ended September 30, 2024 includes banking and related fees of $2.4 million, external professional fees and other due diligence costs related to acquisitions of $19.8 million, which includes transaction‑related costs as described on page 65 in note (1), other corporate and clean energy related expenses, including litigation matters, technology and other professional fees of $50.5 million, and a net unrealized foreign exchange remeasurement loss of $(16.5) million.
Interest expense - The increase in interest expense for the three and nine-month periods ended September 30, 2025 compared to the same periods in 2024, was due to the following:

Change in interest expense related to:	Three-month period ended September 30, 2025	Nine-month period ended September 30, 2025
Interest on borrowings from our Credit Agreement	$4.3	$(0.6)
Interest on the maturity of the Series H notes	—	(2.5)
Interest on the maturity of the Series HH notes	—	(0.6)
Interest on the maturity of the Series O notes	(2.2)	(2.2)
Interest on the $75.0 million senior notes funded on May 5, 2021	—	(0.2)
Interest on the $1,000.0 million senior notes funded on February 15, 2024	—	7.2
Interest on the $5,000.0 million senior notes funded on December 19, 2024	65.9	197.6
Amortization of hedge gains/losses	(0.1)	(0.3)
Net change in interest expense	$67.9	$198.4
Depreciation - Depreciation expense in the three and nine-month periods ended September 30, 2025 increased compared to 2024 and includes capital improvements made at our corporate headquarters and Gallagher Centers of Excellence and to the acquisition of other corporate related fixed assets.
Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local country statutory rates. Our consolidated effective tax rate for the three-month period ended September 30, 2025 was 21.1% compared to 22.1% for the same period in 2024. Our consolidated effective tax rate for the nine-month period ended September 30, 2025 was 20.2% compared to 21.4% for the same period in 2024.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three and nine-month periods ended September 30, 2025 and 2024 for the corporate segment (in millions):

	2025			2024
Three-Month Periods Ended September 30,	Pretax Loss	Income Tax (Provision) Benefit	(Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(161.9)	$42.1	$(119.8)	$(93.7)	$24.4	$(69.3)
Clean energy related	(1.8)	0.5	(1.3)	(1.9)	0.5	(1.4)
Acquisition costs (1)	(38.5)	(0.7)	(39.2)	(15.2)	2.6	(12.6)
Corporate (2)	(70.0)	44.0	(26.0)	(58.5)	28.3	(30.2)
Corporate, as reported	(272.2)	85.9	(186.3)	(169.3)	55.8	(113.5)
Adjustments
Transaction-related costs (1)	34.2	1.5	35.7	8.9	(2.3)	6.6
Legal and tax related (3)	23.6	(15.4)	8.2	—	3.5	3.5
Components of Corporate Segment, as adjusted
Interest and banking costs	(161.9)	42.1	(119.8)	(93.7)	24.4	(69.3)
Clean energy related	(1.8)	0.5	(1.3)	(1.9)	0.5	(1.4)
Acquisition costs	(4.3)	0.8	(3.5)	(6.3)	0.3	(6.0)
Corporate (2)	(46.4)	28.6	(17.8)	(58.5)	31.8	(26.7)
Adjusted three months	$(214.4)	$72.0	$(142.4)	$(160.4)	$57.0	$(103.4)

	2025			2024
Nine-Month Periods Ended September 30,	Pretax Loss	Income Tax (Provision) Benefit	(Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(480.9)	$125.1	$(355.8)	$(281.8)	$73.3	$(208.5)
Clean energy related	(5.4)	1.5	(3.9)	(6.0)	1.4	(4.6)
Acquisition costs (1)	(99.0)	8.2	(90.8)	(27.2)	4.6	(22.6)
Corporate (2)	(240.2)	171.3	(68.9)	(157.0)	104.8	(52.2)
Corporate, as reported	(825.5)	306.1	(519.4)	(472.0)	184.1	(287.9)
Adjustments
Transaction-related costs (1)	86.3	(6.3)	80.0	14.9	(3.3)	11.6
Legal and tax related (3)	23.6	(15.4)	8.2	—	3.5	3.5
Components of Corporate Segment, as adjusted
Interest and banking costs	(480.9)	125.1	(355.8)	(281.8)	73.3	(208.5)
Clean energy related	(5.4)	1.5	(3.9)	(6.0)	1.4	(4.6)
Acquisition costs	(12.7)	1.9	(10.8)	(12.3)	1.3	(11.0)
Corporate (2)	(216.6)	155.9	(60.7)	(157.0)	108.3	(48.7)
Adjusted nine months	$(715.6)	$284.4	$(431.2)	$(457.1)	$184.3	$(272.8)

(1)We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees associated with completed, future and terminated acquisitions. Adjustments primarily relate to our acquisition of Willis Re, the acquisitions of Buck, Cadence Insurance and Eastern Insurance, all of which closed in 2023, Woodruff Sawyer, which closed on April 10, 2025, and AssuredPartners, which closed on August 18, 2025.
(2)Corporate pretax loss includes a net unrealized foreign exchange remeasurement gain of $5.4 million in third quarter 2025 and a net unrealized foreign exchange remeasurement loss of $(14.9) million in third quarter 2024. Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $(42.8) million in the nine-month period ended September 30, 2025 and a net unrealized foreign exchange remeasurement loss of $(16.5) million in the nine-month period ended September 30, 2024.
(3)Adjustments in third quarter 2025 and 2024 include costs associated with legal and tax matters.
Interest and banking costs and debt - Interest and banking costs includes expenses related to our debt.
Clean energy - For 2025, this consists of the operating results related to our investments in new clean energy projects, primarily fusion and carbon sequestration projects.
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
Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, and net unrealized foreign exchange remeasurement. In addition, it includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses, the tax benefit from vesting of employee equity awards, as well as other permanent or discrete tax items not reflected in the provision for income taxes in the brokerage and risk management segments. The income tax benefit of stock-based awards that vested or were settled in the nine-month periods ended September 30, 2025 and 2024, was $100.0 million and $76.8 million, respectively, and is included in the table above in the Corporate line.
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
On August 18, 2025, we acquired all of the issued and outstanding stock of Dolphin Topco, Inc., the holding company of AssuredPartners for gross consideration of $13.8 billion, which we funded with proceeds from the AssuredPartners Financing. On January 7, 2025 we received an additional $1.3 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering. Refer to Note 3 for more information regarding the AssuredPartners Financing. Total expected expense to integrate AssuredPartners into our operations is approximately $575 million over three years.
On April 10, 2025, we acquired all of the issued and outstanding stock of Woodruff Sawyer for a gross consideration of $1.2 billion. We funded the transaction using cash on hand. Total expected expense to integrate Woodruff Sawyer into our operations is approximately $150.0 million over three years.
Operating Cash Flow
Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement (as defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2024 and for the nine-month period ended September 30, 2025, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuance of our common stock.
Cash provided by operating activities was $1,177.0 million and $1,843.6 million for nine-month periods ended September 30, 2025 and 2024, respectively. The decrease in cash provided by operating activities during the nine-month period ended September 30, 2025 compared to the same period in 2024, was primarily due to an increase in payments on acquisition earnouts in excess of original estimates (primarily related to the acquisition of the Willis Towers Watson treaty reinsurance brokerage operations) and timing differences between periods with cash receipts and disbursements related to accounts receivables and accrued compensation and other current liabilities compared to the same period in 2024, partially offset by the growth in 2025 compared to 2024 in our reported net earnings, adjusted for non-cash items (i.e., EBITDAC) . In April 2025, we made a $750 million earnout payment to the sellers related to the acquisition of the Willis Towers Watson treaty reinsurance brokerage operations in December 2021.

During the nine-month period ended September 30, 2025 employee matching contributions to the 401(k) plan of $105.4 million relating to 2024 were funded using common stock. During the nine-month period ended September 30, 2024, employee matching contributions to the 401(k) plan of $86.0 million relating to 2023 were funded using common stock.
When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non‑cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $2,968.4 million and $2,437.7 million for the nine-month periods ended September 30, 2025 and 2024, respectively. Net earnings attributable to controlling interests were $1,342.9 million and $1,204.4 million for the nine-month periods ended September 30, 2025 and 2024, respectively. We believe that EBITDAC items are indicators of trends in liquidity.
Defined Benefit Pension Plan
In January 2025, we notified plan participants that we will fully terminate our defined benefit pension plan. In the nine-month period ended September 30, 2025, we initiated the wind down of the plan and have made substantial progress in completing the procedures required to wind down the plan. We expect to complete such wind down by settling all future obligations under the plan through a combination of lump sum payments to eligible, electing participants and transferring the remaining liability through the purchase of a group annuity contract to a highly-rated third-party insurance company. We expect that the wind down will be substantially completed in fourth quarter 2025. Based on estimates as of September 30, 2025, we anticipate recognizing a non-cash, pre-tax loss of approximately $25.0 million in fourth quarter 2025 to compensation expense in the consolidated statement of earnings and we will not make any additional funding to the plan related to this plan termination process. The actual final amount of the settlement charge will depend on many factors, such as the lump sum election rate and the economic environment on the group annuity purchase date, which includes the annuity purchase rate and the asset values of the plan.
Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Income Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We are not required to make any minimum contributions to the plan for the 2025 plan year, nor were we required to make any minimum contributions to the plan for the 2024 plan year. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. We did not make any discretionary contributions to the plan during the nine-month periods ended September 30, 2025 and 2024. We are not considering making any discretionary contributions to the plan in 2025, but may be required to make minimum contributions to the plan in future periods.
Investing Cash Flows
Capital Expenditures - Capital expenditures were $105.4 million and $98.3 million for the nine-month periods ended September 30, 2025 and 2024, respectively. In 2025, we expect total expenditures for capital improvements to be approximately $150.0 million (includes the impact of acquisitions closed through September 30, 2025), part of which is related to expenditures on office moves and investments being made in IT and software development projects. Capital expenditures increased in 2025 compared to 2024 primarily due to an increase in acquisition integration related expenditures, differences in the period over period timing of expenditures related to investments in information technology, and by the movement of information technology to cloud computing based technology from in‑house hosted environments. Expenditures made related to cloud computing based technology are accounted for as deferred costs versus fixed assets, which would reduce capital expenditures.
Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $15,312.4 million and $669.4 million in the nine-month periods ended September 30, 2025 and 2024, respectively. In addition, during the nine-month period ended September 30, 2025, we issued 0.1 million shares ($22.2 million) of our common stock as payment for a portion of the total consideration paid for 2025 acquisitions and earnout payments made in 2025. During the nine-month period ended September 30, 2024, we issued 0.6 million shares ($138.1 million) of our common stock as payment for consideration paid for 2024 acquisitions and earnout payments made in 2024. We completed twenty-six and twenty-eight acquisitions in the nine-month periods ended September 30, 2025 and 2024, respectively. Annualized revenues of businesses acquired in the nine-month periods ended September 30, 2025 and 2024 totaled approximately $3,427.7 million and $187.9 million, respectively. For the remainder of 2025, we expect to use cash on hand, new debt, our Credit Agreement, cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.
If liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.
Dispositions - During each of the nine-month periods ended September 30, 2025 and 2024, we sold several books of business and recognized net gains of $4.9 million and $25.0 million, respectively. We received net cash proceeds of $5.5 million and $21.2 million, respectively, in these 2025 and 2024 transactions.
Financing Cash Flows
At September 30, 2025, we had $9,550.0 million of Senior Notes, $3,323.0 million of corporate related borrowings outstanding, $130.0 million of borrowings outstanding under our Credit Agreement, $237.4 million of borrowings outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $1,399.3 million.
Consistent with past practice, as of September 30, 2025 we had pre-issuance hedges open for $1,500.0 million for 2026.
The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at September 30, 2025.

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
We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the nine-month period ended September 30, 2025, we borrowed an aggregate of $1,203.3 million and repaid $1,073.3 million. At September 30, 2025, there were $130.0 million of borrowings outstanding under the Credit Agreement. Due to outstanding letters of credit, $2,367.8 million remained available for potential borrowings under the Credit Agreement at September 30, 2025. Principal uses of the 2025 and 2024 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.
Premium Financing Debt Facility - On October 30, 2024, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$390.0 million and NZ$10.0 million tranches (the NZ$ tranche increased as of October 1, 2025 to NZ$25.0 million), (ii) Facility C, which is an AU$60.0 million equivalent multi-currency overdraft tranche and (iii) Facility D, which is a NZ$15.0 million equivalent multi-currency overdraft tranche.

At September 30, 2025, AU$302.0 million of borrowings were outstanding under Facility B, with no borrowings outstanding under the NZ$ tranche of Facility B. There were AU$46.4 million of borrowings outstanding under Facility C and NZ$14.0 million of borrowings were outstanding under Facility D, which in aggregate amount to US$237.4 million of borrowings outstanding under the Premium Financing Debt Facility.
Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.
In the nine-month period ended September 30, 2025, we declared $503.9 million in cash dividends on our common stock, or $0.65 per common share per quarter, an 8% increase over the nine-month period ended September 30, 2024. On October 29, 2025, we announced a quarterly dividend for third quarter 2025 of $0.65 per common share. This dividend level in 2025 will result in annualized net cash used by financing activities in 2025 of approximately $667.6 million (based on the number of outstanding shares as of September 30, 2025) or an anticipated increase in cash used of approximately $142.6 million compared to 2024. We make no assurances regarding the amount of any future dividend payments.
Shelf Registration Statement - On February 12, 2024, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of debt securities, guarantees, common stock, preferred stock, warrants, depositary shares, purchase contracts, or units. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any securities under this registration statement. On November 15, 2022, we filed a shelf registration statement on Form S-4 with the SEC, registering 7.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At September 30, 2025, 5.5 million shares remained available for issuance under this registration statement. Please see the information set forth in “Investing Cash Flows - Acquisitions.”
Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock. During the nine-month periods ended September 30, 2025 and 2024, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Management may consider repurchasing common stock during the remainder of 2025 to the extent that our available cash exceeds acquisition opportunities. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long‑term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.
Public Offering of Common Stock - On December 9, 2024, we entered into an Underwriting Agreement with Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters listed thereto, pursuant to which we agreed to sell 30.4 million shares of our common stock for a public per share offering price of $280.00, for aggregate offering price of $8.5 billion. The offering closed on December 11, 2024 and 30.4 million shares of our common stock were issued for net proceeds, after underwriting discounts, of $8,347.0 million. We also granted the underwriters a 30-day option to purchase up to an additional 4.6 million shares of our common stock at the same price, which was exercised in full by the underwriters on January 6, 2025. The option closed on January 7, 2025 and 4.6 million shares of our common stock were issued for net proceeds, after underwriting discounts, of $1.3 billion of cash. We used the proceeds of this offering to fund a portion of the cash consideration payable in connection with the AssuredPartners acquisition and for other general corporate purposes including other acquisitions.
At-the-Market Equity Program - On March 14, 2024, we entered into an updated Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to 3,000,000 shares of our common stock through Morgan Stanley as sales agent. We intend to use the net proceeds of sales under this program to fund future acquisitions from time to time or for general corporate purposes. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended September 30, 2025, we did not sell shares of our common stock under the program.

Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans for the nine-month periods ended September 30, 2025 and 2024, were $168.5 million and $138.0 million, respectively. On May 10, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2017 LTIP. All of our officers, employees and non-employee directors are eligible to receive awards under the LTIP. Awards that may be granted under the LTIP include non-qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 10.2 million shares (less any shares of restricted stock issued under the LTIP - 2.1 million shares of our common stock were available for this purpose as of September 30, 2025) were available for grant under the LTIP at September 30, 2025. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the nine-month periods ended September 30, 2025 and 2024, and we believe this favorable trend will continue in the foreseeable future.
We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pretax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning with the match paid in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or common stock of the Company. We expensed (net of plan forfeitures) $87.3 million and $81.7 million related to the plan in the nine-month periods ended September 30, 2025 and 2024, respectively. During 2024, management determined the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which we funded in February 2025. During 2023, management determined the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2023 plan year to be funded with our common stock, which we funded in February 2024.
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
Business Combinations and Dispositions
See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the nine-month period ended September 30, 2025. We did not have any material dispositions during the nine-month period ended September 30, 2025.
Item 3.              Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at September 30, 2025 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.

Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at September 30, 2025 approximated its carrying value due to its short‑term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at September 30, 2025.
At September 30, 2025, we had $12,873.0 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at September 30, 2025 was $12,275.5 million due to their long‑term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.
We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at September 30, 2025 and the resulting fair values would have been $438.7 million higher than their carrying value (or $13,311.7 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at September 30, 2025 and the resulting fair values would have been $1,491.7 million lower than their carrying value (or $11,381.3 million).
At September 30, 2025, we had $130.0 million of borrowings outstanding under our Credit Agreement and $237.4 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short‑term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at September 30, 2025, and the resulting fair value is not materially different from their carrying value.
We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the nine-month period ended September 30, 2025 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $60.8 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the nine-month period ended September 30, 2025 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $38.3 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).
Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During the three-month periods ended September 30, 2025 and 2024, we had several monthly forward contracts and options in place with an external financial institution that are designed to hedge a significant portion of our future Norway and the U.K. currency revenues through various future payment dates. In addition, during the nine-month periods ended September 30, 2025 and 2024, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant India, Norway and the U.K. currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re‑measured at the stated point and the appropriate loss, if applicable, would be recognized. In the nine-month period ended September 30, 2025 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the nine-month period ended September 30, 2025. See Note 11 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at September 30, 2025.
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
The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) for each fiscal month in the three-month period ended September 30, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3) (4)
July 1 through July 31, 2025	6,508	$304.41	—	$1,500
August 1 through August 31, 2025	6,333	294.80	—	1,500
September 1 through September 30, 2025	30,183	299.03	—	1,500
Total	43,024	$299.55	—
(1)Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan, including sub-plans (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for distributions to certain of our key executives when they reach age 62 or upon or after their actual retirement. Under sub-plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 9 to the September 30, 2025 unaudited consolidated financial statements in this report for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. In the third quarter of 2025, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2025 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including Company match amounts, on a before-tax basis or after‑tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.
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
(4)Dollar values stated in millions.
Item 5.              Other Information
During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
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

Arthur J. Gallagher & Co.

Date: November 7, 2025	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)