Form 10-K
period 2025-12-31
Arthur J. Gallagher & Co.
filed 2026-02-17
CIK 354190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________
FORM 10-K
________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from__________________to
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
________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	AJG	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________
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
The aggregate market value of the voting common equity held by non-affiliates of the registrant, computed by reference to the last reported price at which the registrant’s common equity was sold on June 30, 2025 (the last day of the registrant’s most recently completed second quarter) was $71,117 million.
The number of outstanding shares of the registrant’s Common Stock, $1.00 par value, as of January 31, 2026 was 257.1 million.
Documents incorporated by reference: Portions of Arthur J. Gallagher & Co.’s definitive 2026 Proxy Statement are incorporated by reference into this Form 10‑K in response to Part III to the extent described herein.

Information Concerning Forward-Looking Statements
This report contains certain statements related to future results, or states our intentions, beliefs and expectations or predictions for the future of Arthur J. Gallagher & Co. and its subsidiaries, collectively referred to herein as we, our, us, Gallagher or the Company, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward‑looking statements relate to expectations or forecasts of future events. Such statements use words such as “anticipate,” “believe,” “estimate,” “expect,” “contemplate,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. For example, we may use forward-looking statements when addressing topics such as: the impact of general economic conditions, including inflation, interest rates and market uncertainty; the effects of geopolitical volatility, including repercussions from the armed conflicts in Ukraine, the Middle East, Latin America and the Caribbean; market and industry conditions, including competitive and pricing trends and the impact of large natural events; acquisition strategy including the expected size of our acquisition program; the expected impact of acquisitions and dispositions and integrating recent acquisitions, including comments regarding the expected benefits of our acquisition of Woodruff-Sawyer & Co. (which we refer to as Woodruff Sawyer) and Dolphin TopCo, Inc., the holding company of AssuredPartners, Inc. (which we refer to as AssuredPartners), and other acquisitions larger than our typical tuck-in acquisitions and the expected duration and costs of integrating such large acquisitions; the development and performance of our services and products; changes in the composition or level of our revenues or earnings; our cost structure and the size and outcome of cost-saving or restructuring initiatives; future capital expenditures; future debt levels and anticipated actions to be taken in connection with maturing debt; future debt to earnings ratios; the outcome of contingencies; dividend policy; pension obligations; cash flow and liquidity; capital structure and financial losses; future actions by regulators; the outcome of existing regulatory actions, audits, reviews or litigation; the impact of changes in accounting rules; financial markets; interest rates; foreign exchange rates; matters relating to our operations; income taxes; expectations regarding our investments; human capital management, including diversity and inclusion initiatives, and sustainability, including climate-resilience and climate-advisory products and services and our carbon emissions. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from either historical or anticipated results depending on a variety of factors.
Potential factors that could impact results include:
•Global economic and geopolitical events, such as fluctuations in interest and inflation rates; geo-economic fragmentation and protectionism such as tariffs, trade wars or similar governmental actions affecting the flows of goods, services or currency; a recession or economic downturn; a U.S. government shutdown; political violence and instability, including as a result of the armed conflicts in Ukraine, the Middle East, Latin America and the Caribbean;
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
•Risks arising from our international operations and changes in international conditions, including the risks posed by political and economic uncertainty in certain countries (including repercussions from the armed conflicts in Ukraine, the Middle East, Latin America and the Caribbean), maintaining regulatory and legal compliance across multiple jurisdictions (such as those relating to violations of anti‑corruption, sanctions, and privacy laws, increasingly complex regulatory requirements related to climate change and sustainability issues); increased protectionism, tariffs, and trade wars, climate change and other long-term sustainability matters, increased scrutiny of the use of off-shore centers of excellence such as those we operate and global health risks;
•Risks related to changes in U.S. or foreign tax laws, including a U.S. or foreign tax rate change, such as those resulting from the One Big Beautiful Bill Act (which we refer to as OBBBA), changes to the U.S. Inflation Reduction Act, the Organisation for Economic Co-operation and Development’s (which we refer to as the OECD) global minimum corporate tax regime, and other local policy changes;
•Competitive pressures, including as a result of innovation, in each of our businesses;
•Volatility or declines in premiums or other adverse trends in the insurance industry;
•The higher level of variability inherent in contingent and supplemental revenues versus standard commission revenues;
•Risks particular to our benefit consulting operations, including risks related to the acquisition of BCHR Holdings, L.P. and its subsidiaries, dba Buck (which we refer to as Buck) and Redington Ltd. (which we refer to as Redington), an investment consulting firm regulated by the Financial Conduct Authority (which we refer to as the FCA);
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

•Cyber-attacks or other cybersecurity incidents and the heightened risk of such attacks as a result of the armed conflicts in Ukraine, the Middle East, Latin America and the Caribbean, improper disclosure of confidential, personal or proprietary data and changes to laws and regulations governing cybersecurity and data privacy;
•Unfavorable determinations related to contingencies and legal proceedings, including; violations or alleged violations of the U.S. Foreign Corrupt Practices Act (which we refer to as FCPA), the U.K. Bribery Act 2010 or other anti-corruption laws and the Foreign Account Tax Compliance provisions of the Hiring Incentives to Restore Employment Act, and the outcome of any existing or future investigation, review, regulatory action or litigation;
•Failure to comply with regulatory requirements, including those related to governance and control requirements in particular jurisdictions, international sanctions, including new sanctions laws as a result of the armed conflicts in Ukraine, the Middle East, Latin America and the Caribbean; laws relating to the disclosure of sustainability matters; laws relating to the use of AI, or a change in regulations or enforcement policies that adversely affects our operations (for example, relating to insurance broker compensation methods or restrictions on non-compete agreements);
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

Arthur J. Gallagher & Co.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2025

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
Since our founding in 1927, we have grown from a one-person insurance agency to the world’s third largest insurance broker/risk manager based on revenues according to Business Insurance magazine’s June/July 2025 edition, and one of the world’s largest property/casualty third party claims administrators, according to Business Insurance magazine’s April/May 2025 edition.
We report our results in three segments: brokerage, risk management and corporate. The brokerage and risk management segments contributed approximately 87% and 13%, respectively, to 2025 revenues. We generate approximately 67% of our revenues from the combined brokerage and risk management segments in the U.S., with the remaining 33% generated internationally, primarily in Australia, Canada, New Zealand and the U.K. The corporate segment did not generate any significant revenues in 2025.
Shares of our common stock are traded on the New York Stock Exchange under the symbol “AJG”, and we had a market capitalization at December 31, 2025 of approximately $67 billion. Information in this report is as of December 31, 2025 unless otherwise noted. We were reincorporated as a Delaware corporation in 1972. Our executive offices are located at 2850 Golf Road, Rolling Meadows, Illinois 60008-4050, and our telephone number is (630) 773‑3800.
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
Brokerage Segment
The brokerage segment accounted for 87% of our revenues in 2025. Our brokerage segment operates through a network of more than 650 sales and service offices located throughout the U.S. and approximately 400 sales and service offices in approximately 60 countries, most of which are in the Australia, Canada, New Zealand and the U.K. Most of these offices are fully staffed with sales and service personnel. We offer client service capabilities in approximately 130 countries around the world through our direct operations as well as through a network of correspondent brokers and consultants.
Domestic Retail Insurance Brokerage Operations
Our retail insurance brokerage operations accounted for 75% of our brokerage segment revenues in 2025. Our retail brokerage operations place nearly all lines of commercial property/casualty and health and welfare insurance coverage. Significant lines of insurance coverage and consultant capabilities are as follows:

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
Our retail brokerage operations are organized and operate within certain key niche/practice groups, which account for approximately 74% of our retail brokerage revenues. These specialized teams target areas of business and/or industries in which we have developed a depth of expertise and a large client base. Significant niche/practice groups we serve are as follows:

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
We anticipate that our retail brokerage operations’ greatest revenue growth over the next several years will continue to come from:
•Our niche/practice groups and middle-market accounts;
•Cross-selling other brokerage products to existing clients;
•Mergers and acquisitions; and
•Developing and managing alternative market mechanisms such as captives, rent-a-captives and deductible plans/self‑insurance.
International and Other Brokerage Related Operations
We operate as a retail commercial property and casualty broker throughout 47 locations in Australia, 40 locations in Canada and 37 locations in New Zealand. In the U.K., we operate as a retail broker from approximately 128 locations. We also have specialty, wholesale, underwriting and reinsurance intermediary operations in London for clients to access Lloyd’s of London and other international underwriting enterprises, and a program operation offering customized risk management products and services to U.K. public entities. See the discussion below regarding our “Global Reinsurance Brokerage Operations.”
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
Global Reinsurance Brokerage Operations
Our reinsurance brokerage operations (which we refer to as Gallagher Re) accounted for 12% of our brokerage segment revenues in 2025. Gallagher Re operates from more than 77 offices across 27 countries, with specialist expertise, underpinned by a portfolio of analytics capabilities including catastrophe modeling, dynamic financial analysis, rating agency analysis and capital modeling. Our reinsurance brokers assist underwriting enterprises, such as insurance companies and managing general underwriters, to secure protection or reinsurance from another insurance company for a specific risk or class of risks, including negotiating rates and terms and while sourcing the best-suited contracts available on the market. Additionally, through Gallagher Securities, Gallagher Re provides capital markets services, including acting as underwriter, with respect to insurance‑linked securities, weather derivatives, capital raising and selected merger and acquisition advisory activities. We anticipate growing Gallagher Re by increasing the number of underwriting enterprise clients, deepening our relationships with current underwriting enterprise clients, developing new products, further building out our facultative capabilities, and through mergers and acquisitions.
Wholesale Insurance Brokerage Operations
Our wholesale insurance brokerage operations accounted for 13% of our brokerage segment revenues in 2025. Our wholesale brokers assist our retail brokers and other non-affiliated brokers in the placement of specialized and hard-to-place insurance. These brokers operate through approximately 149 offices primarily located across the U.S., Bermuda and through our approved Lloyd’s of London brokerage operation. More than 75% of our wholesale brokerage revenues comes from non-affiliated brokerage clients.
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
Risk Management Segment
Our risk management segment accounted for 13% of our revenues in 2025. Approximately 59% of our risk management segment’s revenues are from workers’ compensation-related claims, 34% are from general and commercial auto liability-related claims and 7% are from property-related claims in 2025.

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
While this segment complements our brokerage offerings, approximately 95% of our risk management segment’s revenues come from clients not affiliated with our brokerage operations, such as underwriting enterprises and clients of other insurance brokers.
We expect that the risk management segment’s most significant growth prospects through the next several years will come from:
•Program business and the outsourcing of portions of underwriting enterprise claims departments;
•Increased levels of business with Fortune 1000 companies;
•Larger middle-market companies and captives; and
•Mergers and acquisitions.
Corporate Segment
The corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs, the impact of foreign currency remeasurement and clean energy investments. As a result, the timing of acquisitions impact the trends in our quarterly operating results.
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
We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we offer, the personalized attention we provide, the individual and corporate expertise providing the actual service to the client, the data analytics and technology capabilities we have built, the overall cost efficiencies we create for our clients, and our ability to address client needs across the insurance value chain by leveraging our capabilities in insurance, reinsurance, alternative risk transfer, management and administrative services, benefits consulting and claims management. We provide sophisticated data analysis and other data and benchmarking insights through a product offering we refer to as Gallagher Drive to help our clients make insurance decisions. Through our SmartMarket platform, we also provide insurance carriers with individualized preference setting and risk identification capabilities, as well as performance data and metrics. We believe these capabilities provide a growing competitive advantage with respect to many of the smaller organizations with which we compete.
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

Business Combinations
We completed approximately 780 acquisitions from January 1, 2002 through December 31, 2025. The majority of these acquisitions have been smaller regional or local brokerages, agencies, or employee benefit consulting operations with a middle or small client focus and/or significant expertise in one of our niche/practice groups. The total purchase price for individual acquisitions has typically ranged from $1 million to $100 million. During 2025, we also completed several acquisitions that were larger than our usual tuck-in acquisitions, namely the acquisitions of Woodruff Sawyer and AssuredPartners, within our brokerage segment.
Through these acquisitions, we seek to expand our talent pool, enhance our geographic presence and service capabilities, or further diversify our business mix. We also focus on identifying:
•A corporate culture that matches our sales-oriented and ethics-based culture;
•A profitable, growing business whose ability to compete would be enhanced by gaining access to our greater resources; and
•Clearly defined financial criteria.
See Note 3 to our 2025 consolidated financial statements for a summary of our 2025 acquisitions, the amount and form of the consideration paid and the dates of acquisitions.
Clients
Our client base is highly diversified and includes commercial, industrial, public sector, religious and nonprofit entities, as well as underwriting enterprises in our reinsurance operations and risk management segment. In 2025, our largest single client represented approximately 1% and our ten largest clients together represented approximately 3%, respectively, of our combined brokerage and risk management segment revenues.
Human Capital
As of December 31, 2025, we had approximately 72,000 employees, with approximately 47% in the U.S. and 53% outside of the U.S. Approximately 77% of our employees work in our brokerage segment and 15% in our risk management segment. Our remaining employees work in our corporate segment, primarily at our headquarters and at Gallagher Centers of Excellence in India. In 2025, our total compensation expense was $6,660 million for the brokerage segment and $974 million for the risk management segment, representing 55% and 61%, respectively, of brokerage and risk management segment revenues. Additional information regarding compensation expense, both on a reported and an adjusted basis can be found elsewhere in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Talent Development and Retention
While many of our new employees come to us through mergers and acquisitions and traditional hiring, “growing our own” has long been a key part of our human capital strategy. The Gallagher North American Sales Internship Program has been a key part of our talent development strategy for 60 years. During that time, our program has grown globally and we employed approximately 500 interns in the summer of 2025. We provide our interns with professional development and on‑the‑job sales training that gives them the opportunity to cultivate expertise and accelerate their full-time sales career growth.
We invest in our employees and aim to offer competitive compensation and benefits packages. We acknowledge the changing work landscape and promote hybrid work arrangements, aiming to provide our employees with flexibility and work-life balance. Further, we conduct periodic global engagement surveys that have had increasingly strong participation and positive results. We aim to foster an environment that values and leverages the talents, perspectives and ideas of all employees so they can reach their fullest potential. As of December 31, 2025, approximately 58% of our employees were women, including 50% of managers and 39% of producers. In the U.S., approximately 26% of our employees were racially/ethnically diverse, including 18% of managers and 20% of producers.
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
Regulation
Many of our activities throughout the world, such as our insurance brokerage, securities broker‑dealer and investment advisory services, are subject to supervision and regulations promulgated by regulatory or self‑regulatory bodies such as the SEC, the NYSE, the U.S. Department of Justice (which we refer to as the DOJ), the IRS, the Federal Trade Commission (which we refer to as the FTC) the Financial Industry Regulatory Authority (which we refer to as the FINRA) and the Financial Crimes Enforcement Network in the U.S., the Financial Conduct Authority in the U.K. (which we refer to as the FCA) in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our retirement-related consulting and investment advisory services are subject to pension law and financial regulation in many countries. Our activities are also subject to a variety of other laws, rules and regulations addressing, licensing, cybersecurity, data privacy, AI, wage-and-hour standards, employment and labor relations, competition, anti-corruption, currency, the conduct of business, reserves and the amount of local investment with respect to our operations in certain countries. For example, the DOJ updated its guidance on corporate compliance programs to include AI risk management.
The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including increased staffing needs, the development of new policies, procedures and internal controls and providing training to employees in multiple locations, adding to our cost of doing business. Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. We experience substantial geopolitical and regulatory changes on a real-time basis, which may lead to uncertainty and increase the complexity, difficulty, and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected. In addition, major political and legal developments in jurisdictions in which we do business may lead to new regulatory costs and challenges. For example, China has in place a “blocking” statute similar to that of the European Union (which we refer to as the E.U.) requiring compliance with certain Chinese laws if they conflict with U.S. laws. Rising global tensions and protectionism may also lead other countries to adopt similar blocking statutes, which could make it more difficult and costly for us to expand our operations globally.
In addition, climate change and sustainability issues remain a significant focus for investors, clients and other business partners, while regulatory approaches across jurisdictions continue to vary widely. Some jurisdictions, such as the U.K, Australia and the State of California, are intensifying regulation and enforcement with respect to climate-related disclosures, where others are moving towards deregulation – for example, at the U.S. federal level the SEC abandoned the defense of the climate-related disclosures rule and the E.U. approved the Omnibus I directive that reduced significantly the entities subject to, and the requirements of, the Corporate Sustainability Reporting Directive (which we refer to as CSRD) and the Corporate Sustainability Due Diligence Directive (which we refer to as CSDDD). Navigating these inconsistent and evolving rules may demand substantial effort and resources.
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

Item 1A. Risk Factors.
Risk Factor Summary
Risks Relating to our Business Generally
•Global economic and geopolitical events, such as fluctuations in interest and inflation rates; geo-economic fragmentation and protectionism; a recession or economic downturn; a U.S. government shutdown or political violence; and instability, including as a result of armed conflicts in Ukraine, the Middle East, Latin America and the Caribbean could adversely affect our results of operations and financial condition.
•Economic conditions that result in financial difficulties for underwriting enterprises or lead to reduced risk-taking capital capacity could adversely affect our results of operations and financial condition.
•We have historically acquired large numbers of insurance brokers, benefit consulting firms and, to a lesser extent, third party claims administration and risk management firms. We may not be able to continue such an acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.
•Damage to our reputation and culture could have a material adverse effect on our business.
•Our sustainability aspirations, goals and initiatives, and our public statements and disclosures regarding them, expose us to numerous risks.
•If we are unable to apply technology, data analytics and AI effectively in driving value for our clients through technology-based solutions or gain internal efficiencies and effective internal controls through the application of technology and related tools, our operating results, client relationships, organic and inorganic growth and compliance programs could be adversely affected.
•We are subject to risks associated with AI.
•Our success depends, in part, on our ability to attract and retain qualified talent, including our senior management team.
•Business disruptions could have a material adverse effect on our operations, damage our reputation and impact client relationships.
•Our business or reputation could be harmed by our reliance on third-party providers.
•Sustained increases in compensation expense and the cost of employee benefits could reduce our profitability.
•Our substantial operations outside the U.S. expose us to risks different than those we face in the U.S.
•Changes in tax laws could adversely affect us.
•We face significant competitive pressures in each of our businesses.
•Volatility or declines in premiums or other adverse trends in the insurance industry may seriously undermine our profitability.
•Contingent and supplemental revenues we receive from underwriting enterprises are less predictable than standard commission revenues, and any decrease in the amount of these forms of revenue could adversely affect our results of operations.
•We face a variety of risks in our benefit consulting operations distinct from those we face in our insurance brokerage operations.
•We face a variety of risks in our third-party claims administration operations that are distinct from those we face in our brokerage and benefit consulting operations.

Regulatory, Legal and Accounting Risks
•Improper disclosure of confidential, personal or proprietary information and cybersecurity attacks or other security breach of our information systems, or those of third-party vendors we rely on, could result in regulatory scrutiny, legal liability or reputational harm, and could adversely affect our business, financial condition and reputation.
•We are subject to a number of contingencies and legal proceedings which, if determined unfavorably to us, would adversely affect our financial results.
•Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.
•We could be adversely affected by violations or alleged violations of laws that impose requirements for the conduct of our overseas operations, including the FCPA, the U.K. Bribery Act or other anti-corruption laws, sanctions laws, and FATCA.
•We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business, or we may be less profitable.
•Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.
•Limited protection of our intellectual property could harm our business and our ability to compete effectively, and we face the risk that our services or products may infringe upon the intellectual property rights of others.
Risks Relating to our Investments, Debt and Common Stock
•Our clean energy investments are subject to various risks and uncertainties.
•The IRC Section 45 operations in which we have invested and the by-products from such operations may result in environmental and product liability claims and environmental compliance costs.
•We have debt outstanding that could adversely affect our financial flexibility and subjects us to restrictions and limitations that could significantly impact our ability to operate our business.
•Credit rating downgrades would increase our financing costs and could subject us to operational risk.
•We are a holding company and, therefore, may not be able to receive dividends or other distributions in needed amounts from our subsidiaries.
•Future sales or other dilution of our equity could adversely affect the market price of our common stock.
Risks Relating to our Business Generally
Global economic conditions and geopolitical events may impact the countries, regions or industries in which we operate and adversely affect our business results of operations and financial condition.
Global economic and geopolitical events, including fluctuations in interest, inflation and exchange rates, geo-economic fragmentation and protectionism resulting in greater restrictions on international trade and market uncertainty, tariffs, trade wars and other governmental actions affecting the flow of goods, services or currency, military actions and war, including between Russia and Ukraine, the Middle East, Latin America and the Caribbean, political crises like U.S. governmental shutdowns, and political violence and instability worldwide could also weigh negatively on the economy.
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
We have a significant amount of receivables from certain of the underwriting enterprises with which we place insurance and reinsurance. If those companies experience liquidity problems or other financial difficulties, we could encounter delays or defaults in payments owed to us, which could have a significant adverse impact on our consolidated financial condition and results of operations. The failure of an underwriting enterprise with which we place business could result in E&O claims against us by our clients. Further, the failure of E&O underwriting enterprises could make the E&O insurance we rely upon cost prohibitive or unavailable. Underwriting enterprises are also clients of our reinsurance and third-party claims administration operations and, as such, any of the negative developments for underwriting enterprises referred to above could also reduce our commission and fee revenues from such clients. Any of these developments could adversely affect our results of operations and financial condition. In addition, if underwriting enterprises merge, fail, or withdraw from offering certain lines of coverage, for example, because of large payouts related to natural or man-made disasters, climate or weather events, or other emerging risk areas, overall risk-taking capital capacity could be negatively affected, which could reduce our ability to place certain lines of coverage, reduce demand from the insurance company clients of our reinsurance and third-party claims administration operations and, as a result, reduce our revenues and profitability.
We have historically acquired large numbers of insurance brokers, benefit consulting firms and, to a lesser extent, third party claims administration and risk management firms. We may not be able to continue such acquisition strategy in the future and there are risks associated with such acquisitions, which could adversely affect our growth and results of operations.
Our acquisition program has been an important part of our historical growth, particularly in our brokerage segment, and we believe that similar acquisition activity will be important to maintaining comparable growth in the future. Failure to successfully identify and complete acquisitions would likely result in slower growth. Continuing consolidation in our industry and a high level of interest in acquiring insurance brokers on the part of private equity firms, private equity-backed consolidators and newly public insurance brokers has, in some cases, made, and could in the future make, appropriate acquisition targets more difficult to identify and more expensive. Even if we are able to identify appropriate acquisition targets, we may not have sufficient capital to fund acquisitions, be able to execute transactions on favorable terms or integrate targets in a manner that allows us to realize the benefits we have historically experienced from acquisitions. When regulatory approval of acquisitions is required, our ability to complete acquisitions may be limited by an ongoing regulatory review or other issues with the relevant regulator. Our ability to finance and integrate acquisitions may also decrease if we complete a greater number of larger acquisitions than we have historically. See the paragraph below regarding larger acquisitions. See also Note 3 to our 2025 consolidated financial statements for information regarding the size of transactions in the reporting period.
Post-acquisition risks include poor cultural fit and risks relating to retention of personnel, retention of clients, entry into unfamiliar or complex markets or lines of business, contingencies or liabilities not covered by or in excess of escrowed or indemnified amounts (such as those arising from unlawful sales practices and violations of sanctions laws or anti-corruption laws including the FCPA and U.K. Bribery Act), risks relating to ensuring compliance with licensing and regulatory requirements, tax and accounting issues, the risk that an acquisition distracts management and personnel from our existing business, and integration difficulties relating to accounting, information technology (which we refer to as IT), pay equity, or human resources, some or all of which could have an adverse effect on our results of operations and growth. The failure of acquisition targets to achieve anticipated revenue and earnings levels could result in goodwill impairment charges. Additionally, through our acquisitions, we may enter new lines of business or offer new services within existing lines of business. For example, our acquisitions of Woodruff Sawyer and Caytons Law added legal consulting services related to directors' and officers’ liability insurance and a U.K.-based claims and legal solutions firm. These new businesses may pose additional risks or increased regulatory burden.
Integration efforts relating to larger acquisitions (including, for example, AssuredPartners, the largest acquisition in our history) are more complex, including with respect to technology systems, which may divert management’s attention and resources and could adversely affect our operating results. In addition, we have made certain assumptions relating to these acquisitions that may be inaccurate, including as a result of the failure to realize expected benefits, higher than expected integration costs and unknown liabilities as well as general economic and business conditions. These assumptions relate to various matters, including projections of future revenues, non-GAAP measures, expenses and expense allocation; our ability to maintain, develop and deepen relationships with employees, including key brokers, and clients; the amount of goodwill and intangibles; our ability to realize anticipated cost savings and revenue synergies; and other unforeseen compliance, financial and strategic risks.
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
Differing views and regulatory approaches regarding sustainability have made compliance with regulations, frameworks and stakeholder expectations increasingly complex and subject to risk. Our sustainability-related aspirations, goals and initiatives face scrutiny from the investment community, regulators, current and potential clients, employees, potential acquisition targets, and other stakeholders related to sustainability. This includes scrutiny regarding our goal to reach operational net zero carbon emissions (Scope 1 and Scope 2) by 2050 and our interim goal of a 50% reduction in such emissions, on a per employee basis, by 2030. We anticipate the same level of scrutiny with respect to any other goals, targets and objectives we may announce in the future, and our methodologies and timelines for pursuing them.
We could become the target of litigation, investigations or public criticism alleging that our sustainability efforts are anti-competitive, discriminatory or otherwise unlawful. For example, the State of Texas recently issued an opinion on the legality of corporate diversity, equity and inclusion (DEI) programs taking the position that such programs are potentially unlawful under certain circumstances. On the other hand, our failure or perceived failure to pursue or fulfill our sustainability-related goals, targets and objectives, to comply with ethical, social, environmental or other standards, regulations or expectations, or to satisfy various sustainability reporting standards, which vary widely across different jurisdictions, could also make us the target of litigation, investigations or public criticism. Any resulting erosion of trust and confidence could make it difficult for us to attract acquisition targets or attract and retain clients, employees or investors; result in lower sustainability ratings, exclusion of our stock from sustainability-oriented indices, and reduced demand for our stock from sustainability-focused or anti-ESG investment funds; increase our cost of borrowing; or harm our relationships with regulators and the communities in which we operate. See also “We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business, or we may be less profitable.”

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
We use AI in our business, including with respect to services provided to our clients. We have internal policies and controls governing development, procurement, deployment and the use of AI by our employees designed to align with globally recognized AI principles, maintain trust with clients and protect the company from cybersecurity threats, breaches of data privacy and intellectual property, E&O liability and regulatory enforcement risk; however, our employees could violate these policies and they or external threat actors could circumvent our controls and expose us to such risks. Furthermore, our exposure to these risks may increase if our vendors, suppliers, or other third-party providers employ AI in relation to the products or services they provide to us, as we have limited control over such use in third-party products or services. These risks include, among others, the input of confidential information, including material non-public information, in contravention of our policies or contractual restrictions to which any of the foregoing are subject, or in violation of applicable laws or regulations, including those relating to data protection and AI. This could result in such information becoming part of a data set that is accessible by other third-party AI applications and users.
Additionally, AI heavily relies on the collection and analysis of extensive data sets. The third-party models underlying our AI tools may be inadequately designed, implemented or trained, and due to the impracticality of incorporating all relevant data into the models used by AI, it is inevitable that data sets within these models will contain information that has inaccuracies and errors, and potential biases. This could potentially render such models inadequate or flawed, leading to outputs surfacing third-party intellectual property or that contain information that is biased, unethical, discriminatory, incomplete, inaccurate, misleading or poor-quality that could negatively impact the effectiveness of the technology or our services. We are exposed to the risks associated with these inaccuracies, errors and biases, along with the adverse impacts that such flawed models could have on our business and operations. Furthermore, there is a risk that the use of AI may subject the company to reputational harm and liability related to governance and ethical issues and potential litigation from third-party intellectual property holders.
The increasing adoption of AI technologies by cyber threat actors presents a significant and evolving risk to our company. These actors may leverage AI to develop more sophisticated and targeted cyberattacks, including advanced phishing schemes, malware, and data exfiltration techniques, which could compromise our controls and systems, client data, and proprietary information. Such incidents could result in operational disruptions, financial losses, reputational damage, regulatory scrutiny, and potential legal liabilities. As the capabilities of AI-driven threats continue to advance, the complexity and scale of cyber risks we face may increase, necessitating ongoing investment in robust cybersecurity measures and threat mitigation strategies.

AI and its applications are developing rapidly. The use of this technology by our clients or underwriting enterprises may impact the way our business operates, and its use by our competitors and new market entrants with competing services derived from their AI capabilities may give them a competitive advantage. We cannot predict the effect of these changes at this time. or example, they may decrease the demand for our services or negatively affect our assumptions regarding the competitive landscape of our business. Further, the rapid development of these technologies may require significant efforts to upskill or reskill existing employees. Consequently, it is difficult to predict all risks associated with this new technology, which may eventually impact our business, results of operations, or financial condition. See also “Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.”
Our success depends, in part, on our ability to attract and retain qualified talent, including our senior management team.
We depend upon members of our senior management team, who possess extensive knowledge and a deep understanding of our business and strategy. We could be adversely affected if we fail to successfully execute our succession plans for these leaders, including our chief executive and chief financial officers, and if our succession plans are not well-received by our employees, trading partners, investors and other stakeholders. Additionally, members of our senior management team face the risk of cybersecurity and physical threats that, if carried out, could adversely affect our business.
We could be adversely affected if we fail to attract and retain talent and foster a diverse and inclusive workplace throughout our organization. Competition for talent is intense in many areas of our business, particularly in our claims management business, IT and in rapidly developing fields such as AI and data engineering. The prevalence of remote working arrangements has expanded the pool of companies that compete with us for talent. As competition for skilled professionals remains intense, employers are implementing new offerings to attract talent, including but not limited to increasing compensation, enhancing health and wellness solutions, and providing remote work options. We may have to devote significant resources to attract and retain talent, which could negatively affect our business, operating results and financial condition.
Our industry has experienced competition for brokers and in the past we have lost key brokers and groups of brokers, along with their clients, business relationships and intellectual property directly to our competition. We enter into agreements with many of our brokers and significant client-facing employees and all of our executive officers, which prohibit them from disclosing confidential information and/or soliciting our clients, prospects and employees upon their termination of employment. The confidentiality and non-solicitation provisions of such agreements terminate in the event of a hostile change in control, as defined in the agreements. Although we pursue legal actions for alleged breaches of such agreements, theft of trade secrets, breaches of fiduciary duties, intellectual property infringement and related causes of action, such legal actions may not be effective in preventing such breaches, theft or infringement. In certain cases, our competitors have solicited employees in violation of their employment agreements as a matter of standard business practice, apparently determining that the cost of defending litigation is outweighed by the benefits of acquiring our employees in this manner. Certain states like Minnesota, North Dakota, Oklahoma and Wyoming have implemented rules that would prevent employers from entering into non-competes with employees, while California has broadened the scope of its longstanding restrictions on non-competes. If more states adopt similar rules or if we fail to adequately address any of the issues referred to above, we could experience a material adverse effect on our business, operating results and financial condition.
Business disruptions could have a material adverse effect on our operations, damage our reputation and impact client relationships.
Our ability to conduct business may be adversely affected by a disruption in the infrastructure that supports our business. This includes infrastructure controlled by third-party vendors and suppliers. Such disruptions could be caused by various factors, such as cybersecurity incidents, security breaches, human error, capacity constraints, hardware failures or defects, natural or man-made disasters, climate and weather events, pandemics, fires, power outages, telecommunication failures, break-ins, sabotage, intentional acts of vandalism, acts of terrorism, civil disruption, political violence and unrest, military actions or war. While we have disaster recovery procedures in place, they may not be effective. Additionally, insurance covering such disruptions may not continue to be available at reasonable prices and may not address all potential losses or compensate us for the possible loss of clients or increase in claims and lawsuits against us. Further, because we do not control infrastructure owned by third parties, we cannot guarantee that such parties have effective recovery procedures, or sufficient funds or insurance to recover any damages, losses or other liabilities that we may incur due to business interruptions caused by disruptions to their infrastructure.
The risk of business disruption is more pronounced in certain geographic areas where a significant portion of our business is concentrated. For example, we have substantial operations in India that provide important client support and other services for our global organization. To date, the dispute between India and Pakistan involving the Kashmir region, rising tensions between India and China, incidents of terrorism in India, the potential for civil unrest and general geopolitical uncertainties have not adversely affected our operations in India. However, such factors could potentially affect our operations there in the future. If our access to these services is disrupted, our client relationships could be harmed, our liability for E&O could increase, and our reputation could be damaged, adversely affecting our business, operating results and financial condition.
Our business or reputation could be harmed by our reliance on third-party providers.
While we maintain some of our critical information technology systems, we are dependent on third-party providers of information technology systems and services, as well as other non-IT services, to meet the needs of our business and our clients around the world. As we do not fully control the actions of these third parties, we are subject to the risk that their decisions, actions, or inactions may adversely impact us, and replacing these service providers could create significant delay and expense. There is a risk that our third-party providers could engage in business practices that are prohibited by our internal policies or violate applicable laws and regulations. A failure by third parties to comply with service-level agreements or regulatory or legal requirements in a high-quality and timely manner, particularly during periods of our peak demand for their services, could result in economic and reputational harm to us. These third parties face their own technology, operating, business and economic risks, and any significant failures by them, including the improper use or disclosure of our confidential client, employee or company information, could cause harm to our business and reputation. An interruption in or the cessation of service by any service provider as a result of systems failures, cybersecurity incidents, capacity constraints, financial difficulties, or for any other reason could disrupt our operations, impact our ability to offer certain products and services, and result in contractual or regulatory penalties, liability claims from clients or employees, damage to our reputation, and harm to our business. See also “Business disruptions could have a material adverse effect on our operations, damage our reputation and impact client relationships.”
Sustained increases in compensation expense and the cost of employee benefits could reduce our profitability.
Compensation expense and the cost of employees’ medical and other employee benefits, substantially affect our profitability. In the past, we have occasionally experienced significant increases in these costs as a result of macro-economic factors beyond our control, including wage inflation and increases in health care costs. In 2025, our health care costs rose by approximately 20% compared to 2024 (includes impact of inflation, increased utilization and increased headcount) and our consolidated compensation expense ratio in 2025 as a percent of total consolidated revenue at 56.2% decreased slightly compared to 2024. Although we have actively sought to control increases in compensation expense and the cost of employee benefits, we can make no assurance that we will succeed in limiting future cost increases, and continued upward pressure in these costs could reduce our profitability.
Our substantial operations outside the U.S. expose us to risks different than those we face in the U.S.
In 2025, we generated approximately 33% of our combined brokerage and risk management revenues outside the U.S. Our business outside the U.S. presents operational, regulatory, economic and other risks that are different from, or greater than, the risks we face doing comparable business in the U.S. These include, among others, risks relating to:
•Maintaining awareness of and complying with a wide variety of labor practices and foreign laws, including those relating to labor and employment, data privacy requirements, AI regulations, prohibitions on corrupt payments to government officials, export and import duties, environmental policies, sustainability disclosures, as well as laws and regulations applicable to U.S. business operations abroad;
•Our employees, agents, or affiliated entities, or their respective officers, directors, employees and agents, may take actions in violation of local laws, regulations or policies, for which we might be held responsible. Actual or alleged violations could result in substantial fines, sanctions, civil or criminal penalties, debarment from government contracts, curtailment of operations in certain jurisdictions, competitive or reputational harm, litigation or regulatory action and other consequences that might adversely affect our results of operations, financial condition or strategic objectives;
•We expect relations with work councils and trade unions will continue to be satisfactory. However, work stoppages could occur in countries where such organizations exist and we may not be successful in negotiating new collective bargaining agreements. In addition, collective bargaining negotiations may (1) result in significant increases in the cost of labor, (2) divert management’s attention away from operating the business or (3) break down and result in the disruption of operations. See also “Regulatory, Legal and Accounting Risks”;
•We own interests in firms where we do not exercise management control (such as Casanueva Perez S.A.P.I. de C.V. in Mexico and Renomia, A.S. in the Czech Republic) and

are therefore unable to direct or manage the business to realize the full range of benefits, including mitigation of risks, that could be achieved through full ownership;
•The potential costs, difficulties and risks associated with local regulations across the globe, including the risk of personal liability for directors and officers (for example, in the U.K.) and “piercing the corporate veil” risks under the corporate law regimes of certain countries;
•Difficulties in staffing and managing foreign operations. For example, we are growing our Latin America operations through acquisitions of local family-owned insurance brokerage firms. If we lose a key local employee, hiring and retaining talent locally or finding an internal candidate qualified to transfer to such location could be difficult;
•Less flexible employee relationships, which in certain circumstances have limited our ability to prohibit employees from competing with us after they are no longer employed with us or recover damages, and made it more difficult and expensive to terminate their employment;
•Conflicting regulations in the countries in which we do business;
•Political and economic instability (including risks relating to undeveloped or evolving legal systems, unstable governments, acts of terrorism, military actions and war, including between Russia and Ukraine, the Middle East and Latin America and the Caribbean). See also “Global economic conditions and geopolitical events may impact the countries, regions or industries in which we operate and adversely affect our business, results of operations and financial condition”;
•Coordinating our communications, policies and logistics across geographic distances, multiple time zones and in different languages, including during times of crisis management;
•Risks relating to our post-Brexit plan to address the loss of passporting rights between the U.K. and the European Economic Area (which we refer to as EEA) with respect to insurance brokerage services. The plan we implemented in 2020 involved transferring the EEA clients of our U.K.-based regulated entities to a Swedish subsidiary authorized in the EEA, and providing some services through a U.K. branch of such subsidiary. Although this “reverse branch” model is typical of other brokers of a similar size, EEA, regulators continue to assess their approach to this model, including as a result of, among other developments, the supervisory statement issued by the European Insurance and Occupational Pensions Authority (EIOPA) in February 2023. While we are continuously assessing the impact of these developments, it is difficult to predict such impact on our current plan;
•Unfavorable audits and exposure to additional liabilities relating to various non-income taxes (such as payroll, sales, use, value-added, net worth, property and goods and services taxes) in non-U.S. jurisdictions. In addition, our future effective tax rates could be unfavorably affected by changes in tax rates, discriminatory or confiscatory taxation, changes in the valuation of our deferred tax assets or liabilities, changes in tax laws or their interpretation and the financial results of our non-U.S. subsidiaries. See also “Changes in tax laws could adversely affect us”;
•Legal or political constraints on our ability to maintain or increase prices;
•Cash balances held in foreign banks and institutions where governments have not specifically enacted formal guarantee programs;
•Certain of our non-U.S. subsidiaries receive revenues or incur obligations in currencies that differ from their functional currencies. We must also translate the financial results of our non-U.S. subsidiaries into U.S. dollars. Although we have used foreign currency hedging strategies in the past and currently have some in place, such risks cannot be eliminated entirely, and significant changes in exchange rates may adversely affect our results of operations;
•Epidemics or pandemics at a regional or global level;

•Lost business or other financial harm due to protectionism in the U.S. and in countries around the world, including adverse trade policies, tariffs, trade wars and other governmental actions affecting the flow of goods, services or currency, and governmental restrictions on the transfer of funds to us from our operations outside the U.S.; for example, the practice of using off-shore labor has come under increased scrutiny in the U.S. and governmental authorities or insurance carriers could seek to impose financial costs or restrictions on the use of off-shore centers of excellence such as the ones we operate in India and other international jurisdictions (see also “Business disruptions could have a material adverse effect on our operations, damage our reputation and impact client relationships”); and
•Increased tensions between countries such as the U.S., China and Russia and related trade and military policies of the U.S. government that may cause retaliation or countermeasures from other countries or regions, could further develop in ways that exacerbate the risks described above, or introduce new risks for our non-U.S. operations, such as increasing the potential that sanctions, tariffs, global mobility restrictions or other related measures may impact our business.
If any of these risks materialize, our results of operations and financial condition could be adversely affected.
Changes in tax laws could adversely affect us.
We operate in various jurisdictions and are subject to changes in applicable tax laws, treaties, or regulations in those jurisdictions. A material change in the tax laws, treaties, or regulations, or their interpretation, of any jurisdiction with which we do business, or in which we have significant operations, could adversely affect us. For example, in the Organization for Economic Cooperation and Development (which we refer to as the OECD) continues to issue reports and recommendations as part of its Base Erosion and Profit Shifting project (which we refer to as BEPS) and in 2021, it announced that 136 countries and tax jurisdictions agreed to implement a new Pillar 2 approach to international taxation. Pillar 1 exempts regulated financial institutions and we believe we qualify for such exemption.
Many countries in which we do business have adopted, or are expected to adopt, these rules which will change various aspects of the existing framework under which our tax obligations are determined. For example, the U.K., the majority of the E.U., Canada, Australia and New Zealand have now adopted nearly all aspects of these rules with limited variation from the OECD model rules. Other jurisdictions in which we do business also reacted to these efforts; for example, Bermuda enacted a corporate tax regime for the first time in 2023, which became effective in 2025.
On January 5, 2026, OECD released additional administrative guidance on the application of Pillar 2 global minimum tax rules, which are designed to ensure that large multinational enterprise (MNE) groups are subject to a minimum effective tax rate of 15% in each jurisdiction in which they operate. This guidance introduces a package of new and expanded safe harbors and simplification measures, including a “side-by-side” safe harbor regime applicable to certain U.S.-parent MNE groups, extensions and modifications to existing transitional safe harbors, and additional rules addressing the treatment of tax incentives and effective tax rate calculations. The most significant element of this guidance is the “side-by-side” safe harbor which is intended to coordinate the Pillar 2 global minimum tax regime with certain domestic minimum tax systems, including those in the U.S. Subject to eligibility requirements and elections, this safe harbor may substantially reduce or eliminate the application of Pillar 2 “top-up taxes,” including the Income Inclusion Rule and Undertaxed Profits Rule for affected MNE groups for fiscal years beginning on or after January 1, 2026. These developments, once enacted into domestic law by Pillar 2 adopters, have the potential to significantly de-risk Pillar 2 exposure for U.S. multinationals like Gallagher. Whether those enactments take effect in 2026 or later, they will need to be monitored and anticipated top-ups adjusted to reflect those enactment dates. Regardless of the adoption of this new guidance, the domestic minimum top-up aspect of Pillar 2 (referred to as “QDMTT”) and its related compliance aspects will remain for all multinationals that operate in jurisdictions that have enacted it.
We anticipate further significant developments across several jurisdictions in which we operate in 2026 and 2027. Should the jurisdictions in which we operate, and those in which we and our subsidiaries are based, choose not to implement the OECD’s January 2026 guidance in their tax treaties and domestic tax laws, particularly if the U.S. does not adopt Pillar 2, although we do not anticipate a material financial impact, we could be adversely affected by a top-up.
We face significant competitive pressures in each of our businesses.
The insurance brokerage, reinsurance brokerage and employee benefit consulting businesses are highly competitive and many insurance brokerage, reinsurance brokerage and employee benefit consulting organizations actively compete with us in one or more areas of our business around the world. Two of the firms we compete with in the global brokerage and risk management markets have larger revenues than ours. In addition, many other smaller firms that operate nationally or that are strong in a particular country, region or locality may have, in that country, region or locality, an office with revenues as large as or larger than those of our corresponding local office. Our third-party claims administration operation also faces significant competition from stand-alone firms as well as divisions of larger firms. Over the past decade or more, private equity sponsors have invested heavily in the insurance brokerage and third-party claims administration industries, creating new competitors and strengthening existing ones. Across all of our operations, Insurtech and technology-based start-ups are entering the business. In most cases, these businesses complement or enhance our offerings, but in some cases, they compete with us.
We believe that the primary factors determining our competitive position with other organizations in our industry are the quality of the services we offer, our data analytics capabilities, the personalized attention we provide, the individual and corporate expertise of the brokers and consultants providing the actual service to the client, our ability to address client needs across the insurance value chain by leveraging our capabilities in insurance, reinsurance, alternative risk transfer, management and administrative services, benefits consulting, and claims management, and our ability to help our clients manage their overall risk exposure and insurance or reinsurance costs. Losing business to competitors offering similar services or products at a lower cost or having other competitive advantages would adversely affect our business.
Consolidation among our existing competitors could create additional competitive pressure on us as such firms grow their market share, take advantage of strategic and operational synergies and develop lower cost structures. In addition, any increase in competition due to new legislative or industry developments could adversely affect us.
These developments include:
•Increased capital-raising by underwriting enterprises, which could result in new risk-taking capital in the industry, which in turn may lead to lower insurance premiums and commissions;
•Underwriting enterprises selling insurance directly to insureds without the involvement of a broker or other intermediary;
•Changes in our business compensation model as a result of regulatory developments;
•Federal and state governments establishing programs to provide health insurance (such as a single-payer system) or, in certain cases, property insurance in catastrophe-prone areas or other alternative market types of coverage, that compete with, or completely replace, insurance products currently offered by underwriting enterprises;
•Sustainability regulations in the U.S. and around the world, particularly those promoting the transition to a lower-carbon economy, which could create new competitive pressures around climate resilience consulting services and innovative insurance solutions;
•Continued consolidation in the financial services industry, leading to large financial services institutions offering a wider variety of services including insurance brokerage and risk management services;
•Increased competition from new market participants such as banks, accounting firms, consulting firms and Internet or other technology firms offering risk management or insurance brokerage services, or new distribution channels for insurance such as payroll firms and professional employer organizations; and
•Third-party capital providers entering the insurance and reinsurance risk transfer market offering products and capital directly to our clients. Their presence in the market has increased the competitive pressures that we face.
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
Our third party claims administration operations face a variety of risks distinct from those faced by the rest of our business, including the risks that:
•Epidemics and pandemics that reduce in-person business activity have a greater negative impact because they result in a reduction in the number of claims processed, as experienced during the years 2020, 2021 and the beginning of 2022. If a new epidemic or pandemic were to emerge, these operations could face similar negative impacts in the future;
•RISX-FACS®, our proprietary risk management information system, on which our ability to provide clients with insurance claim settlement and administration services is highly dependent, becomes inoperable for some reason. In addition, we are increasing our use of cloud storage and cloud computing application services supported, upgraded and maintained by third-party vendors. A disruption affecting RISX-FACS®, third-party cloud services or any other infrastructure supporting our business, including key client relationship management software, could have a material adverse effect on our operations, cause reputational harm and damage our employee and client relationships;
•The favorable trend among both underwriting enterprises and self-insured entities toward outsourcing various types of claims administration and risk management services will reverse or slow, causing our revenues or revenue growth to decline;
•Concentration of large amounts of revenue with certain clients results in greater exposure to the potential negative effects of lost business due to changes in management at such clients or changes in state government policies, in the case of our government-entity clients, or for other reasons;
•Contracting terms will become less favorable or the margins on our services will decrease due to increased competition, regulatory constraints or other developments;
•We do not satisfy regulatory requirements related to third party administrators or that regulatory developments, impose additional burdens, costs or business restrictions that make our business less profitable; for example, regulations relating to security, cybersecurity, AI and data privacy as we manage a large amount of highly sensitive and confidential information including personally identifiable information, protected health information and financial information;
•Volatility in our case volumes, which are dependent upon a number of factors and difficult to forecast accurately, could impact our revenues;
•Wage inflation, difficulty attracting and retaining talent, and rising technology costs, may impact our ability to remain competitive in the marketplace and profitably fulfill our existing contracts (other than those that provide cost-plus or other margin protection);
•We may be unable to develop further efficiencies in our claims-handling business and may be unable to obtain or retain certain clients if we fail to make adequate improvements in technology or operations; and
•Underwriting enterprises or certain large self-insured entities may create in-house servicing capabilities, including as a result of the adoption of AI that compete with our third party administration and other administration, servicing and risk management products, and we could face additional competition from potential new entrants into the global claims management services market. See also “We are subject to risks associated with AI.”
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
We maintain policies, procedures and technical safeguards designed to protect the security and privacy of confidential, personal and proprietary information. Nonetheless, we cannot eliminate the risk of human error, malfeasance or highly sophisticated cyber-attacks, which are heightened as a result of military actions and war, including between Russia and Ukraine, the Middle East, Latin America and the Caribbean, or other cybersecurity incidents. Further, there is a possibility that our internal processes and those of our third-party vendors to de-identify or delete confidential, personal and proprietary information may not be adequate to ensure that sensitive information is disposed of in compliance with applicable laws and regulations. In addition, our increased reliance on technologies that support remote and hybrid work and our employees’ more frequent use of personal devices and non-standard business processing as well as the increasing prevalence of sophisticated cyber-attacks using AI, such as “deep fakes,” may increase the risk of cybersecurity or data breaches from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing”

attacks (including digital or telephonic impersonation), computer viruses, ransomware, malware, malicious or destructive code, employee or insider error, malfeasance, social engineering, physical breaches or other actions. It is possible that our preventive, detective, containment or remedial security controls, employee training and other aspects of our cybersecurity safeguards are not effective.
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
With respect to our commercial arrangements with third-party vendors, we have processes designed to require third party IT outsourcing, offsite storage and other vendors to agree to maintain certain standards with respect to their storage, protection and transfer of confidential, personal and proprietary information. However, we have limited control over their security, privacy and data governance practices so there can be no assurance that we can prevent, mitigate, or remediate a potential failure of those standards and we remain at risk of a cyber or data incident due to the intentional or unintentional non-compliance by a vendor’s employee or agent, the breakdown of a vendor’s processes, or a cybersecurity incident involving vendor’s information systems. We cannot ensure that any provisions in our agreements with these vendors would be enforceable or adequate or would otherwise protect us from any liability in connection with these incidents. See also “Our business or reputation could be harmed by our reliance on third-party providers.”
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
During a cybersecurity incident, we might have to take our systems offline, which could interfere with services to our clients or damage our reputation. While we endeavor to design and implement technologies, controls, policies and procedures to identify such incidents as quickly as possible, any response could take substantial time, and there may be extensive delays before we obtain full and reliable information. During such time we would not necessarily know the extent of the harm or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, all of which may further increase the costs and consequences of such incident. Any of these losses may not be insured against or be fully covered by insurance we maintain. Further, we cannot ensure that our and our third-party vendors’ existing insurance coverage will continue to be available on acceptable terms or at all. Certain regulations and contractual obligations require us to inform regulators, clients or affected persons in the event of a breach of confidential, personal or proprietary information on our or our third-party vendors’ systems, which we may need to deliver before we fully understand the impact of such breach resulting in damage to our reputation and our relationship with regulators and clients.
In addition, the competition for talent is high in the cybersecurity and privacy space, and we may not be able to hire, develop or retain suitable talent that we need to be capable of minimizing, identifying, mitigating or remediating these risks.
With respect to our commercial arrangements with third-party vendors, we have processes designed to require third party IT outsourcing, offsite storage and other vendors to agree to maintain certain standards with respect to their storage, protection and transfer of confidential, personal and proprietary information. However, we have limited control over their security, privacy and data governance practices so there can be no assurance that we can prevent, mitigate, or remediate a potential failure of those standards and we remain at risk of a cyber or data incident due to the intentional or unintentional non-compliance by a vendor’s employee or agent, the breakdown of a vendor’s processes, or a cybersecurity incident involving vendor’s information systems. We cannot ensure that any provisions in our agreements with these vendors would be enforceable or adequate or would otherwise protect us from any liability in connection with these incidents. See also “Our business or reputation could be harmed by our reliance on third-party providers.”
Any of the foregoing may have a material adverse effect on our business, financial condition and reputation.
Changes in data privacy and protection laws and regulations, or any failure to comply with such laws and regulations, could adversely affect our business and financial results.
We are subject to a variety of continuously evolving and developing laws and regulations globally regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, cross-border transfer, destruction, and security of personal data. These laws apply to transfers of personal information among our affiliates, as well as to transactions we enter into with third party vendors and clients. Significant uncertainty exists as privacy and data protection laws evolve. Such laws are complex and may be interpreted and applied differently from country to country and state to state, and may create inconsistent or conflicting requirements. Some of these laws provide rights to individuals to access, correct, and delete their personal information and to obtain copies at the expense of the business entities that process their data. Some of these laws carry heavy penalties for violations, e.g., fines of up to 4% of worldwide revenue under the U.K. Data Protection Act and the European Union General Data Protection Regulation (which we refer to as GDPR), up to $20,000 per violation under the Colorado Privacy Act (which we refer to as CPA), and up to $7,500 per intentional violation under the California Consumer Privacy Act (which we refer to as CCPA). In the U.S., there is pending federal legislation and over a dozen states have proposed and some have implemented their own comprehensive data privacy bills similar to the GDPR and CCPA, with some of those laws already in effect, and others coming into effect through 2026. Despite recent privacy frameworks developed between the U.S., the U.K. and the E.U., there remains a high level of uncertainty concerning the flow of personal information between these jurisdictions, which may impair our ability to offer existing and new services and increase our costs and compliance burden.
India and other countries where we have operations outside the U.S. have proposed or have enacted sweeping data protection laws, and in some cases we are subject to sector and personal data localization laws that may require that data or personal data stay within their borders, such as India's IRDIA (Maintenance of Insurance Records) Regulation, 2015.
In addition, in the U.S., legislators are continuing to enact comprehensive cybersecurity laws. For example, we are subject to the New York State Department of Financial Services Cybersecurity Regulation for Financial Services Companies, which were substantively amended in 2023. We also expect to be subject to a variety of laws and regulations governing AI, such as the E.U. AI Act which was enacted in 2024 and will gradually enter into force during the next two years, the Colorado AI Act, and the California AI Transparency Act. Further, the issuance of the President‘s AI Executive Order entitled “Ensuring a National Policy Framework for Artificial Intelligence” introduces significant uncertainty in the regulatory landscape for AI across the United States. This uncertainty may lead to a fragmented regulatory environment, complicating compliance efforts, increasing operational risks, and potentially impacting the company’s ability to adapt to evolving legal and regulatory requirements. These laws and regulations are still evolving, and while we are continuing to assess how regulators may apply existing consumer protection, data protection and other similar laws to AI, there is uncertainty regarding the scope of new laws and how existing laws will apply. Due to this uncertainty, we may face challenges complying with existing and new laws, and our policies and governance frameworks may not be successful in mitigating these risks. See also “We are subject to risks associated with AI.”
Adhering to the increased obligations imposed by various new and emerging laws as well as the terms of our privacy notices and contractual obligations to third parties causes us to incur substantial expense in connection with developing, implementing, and securing our systems and effectively implementing data privacy governance policies for the lawful processing of personal data. Such increased obligations also result in the allocation of additional resources towards new privacy compliance processes and enhanced technologies, further contributing to our IT and compliance costs. We have implemented privacy policies detailing how we collect, use, disclose, transfer across borders, retain, and otherwise process personal information but our employees, third-party vendors or other third parties we work with may not fully adhere to such policies. Such non-compliance could lead to private rights of action or regulatory enforcement actions or investigations if our processing of personal data is deemed deceptive, unfair, misrepresentative of our published privacy notices or otherwise non-compliant with privacy regulation. In addition, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations generally continue to increase. The enactment of more restrictive laws, rules, regulations, or future enforcement actions or investigations could impact us through increased costs or restrictions on our business and could result in regulatory penalties and significant legal liability.
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
As more fully described in Note 15 to our 2025 consolidated financial statements, we are a defendant in various legal actions incidental to our business, including but not limited to matters related to employment practices, alleged breaches of non-compete or other restrictive covenants, theft of trade secrets, breaches of fiduciary duties, and related causes of action. We are also periodically the subject of inquiries and investigations by regulatory and tax authorities into various matters related to our business. For example, our micro-captive advisory services business has been under investigation by the IRS since 2013. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other adverse events could occur, including the payment of substantial monetary damages or an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies, which may result in a material adverse impact on our business, results of operations or financial position. In addition, regardless of any unfavorable ruling, any such matter could expose us to negative publicity, reputational damage, harm to our client or employee relationships, or diversion of personnel and management resources, which could adversely affect our ability to recruit quality brokers and other significant employees to our business, and otherwise adversely affect our results of operations.
We could be adversely affected by violations or alleged violations of laws that impose requirements for the conduct of our overseas operations, including the FCPA, the U.K. Bribery Act or other anti-corruption laws, sanctions laws and FATCA.
In countries outside the U.S., a risk exists that our employees or third parties acting on our behalf, including correspondent brokers, consultants, introducers, partners or agents, could engage in business practices prohibited by applicable laws and regulations, including anti-bribery and anti-corruption laws, and sanctions laws such as those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. Anti-bribery and anti-corruption laws, such as the FCPA and the U.K. Bribery Act, generally prohibit companies from making improper payments to foreign officials and require companies to keep accurate books and records and maintain appropriate internal controls. Trade and financial sanctions laws generally restrict the ability to engage in trade with, or provide goods or services, to designated governments or other parties, or may require freezing of such parties’ assets. We operate in some parts of the world that have experienced governmental corruption. In such parts of the world, in certain circumstances, local customs and practice might not be consistent with the requirements of anti-bribery and anti-corruption laws. Similarly, some of these countries do not implement sanctions laws and may not restrict trade with parties designated as sanctions targets under U.S., U.K. or E.U. laws.
Our policies mandate strict compliance with such laws and we devote substantial resources to programs designed to ensure compliance, including investigating business practices and taking steps to address the risk that our employees, third party representatives, partners or agents will engage in business practices that are prohibited by our policies and/or such laws and regulations.
We offer client service capabilities in many countries around the world and sometimes work through a network of third-party representatives acting on our behalf such as correspondent brokers and consultants. There is a risk that our third party representatives engage in business practices that are prohibited by our internal policies or violate applicable laws and regulations, such as the FCPA and the U.K. Anti-Bribery Act.
Violations by us or our third party representatives could result in significant internal investigation costs and legal fees, civil and criminal penalties, including prohibitions on the conduct of our business, and reputational harm.
We may also be subject to legal liability and reputational damage if we violate trade sanctions laws of the U.S., the E.U., the U.K. and other jurisdictions in which we operate. In addition, FATCA requires certain of our subsidiaries, affiliates and other entities to obtain valid FATCA documentation from payees prior to remitting certain payments to such payees and our failure to do so properly could result in penalties.
We are subject to regulation worldwide. If we fail to comply with regulatory requirements or if regulations change in a way that adversely affects our operations, we may not be able to conduct our business, or we may be less profitable.
Many of our activities throughout the world, especially regulated businesses such as our insurance brokerage, securities broker-dealer and investment advisory services, are subject to supervision and regulations promulgated by regulatory or self-regulatory bodies such as the SEC, the NYSE, the DOJ, the IRS, the Financial Crimes Enforcement Network, the FTC and FINRA in the U.S., the FCA in the U.K., the Australian Securities and Investments Commission in Australia and insurance regulators in nearly every jurisdiction in which we operate. Our retirement-related consulting and investment advisory services are subject to pension law and financial regulation in many countries. Our activities are also subject to a variety of other laws, rules and regulations addressing licensing, cybersecurity, data privacy, AI, wage-and-hour standards, employment and labor relations, competition, anti-corruption, currency, the conduct of business, reserves and the amount of local investment with respect to our operations in certain countries. For example, the DOJ updated its guidance on corporate compliance programs to include AI risk management. These and other forms of regulatory action could reduce our profitability or growth by increasing the costs of compliance, increasing the risk of costly enforcement actions, restricting the products or services we sell, the markets we enter, the methods by which we sell our products and services, or the prices we can charge for our services and the form of compensation we can accept from our clients, underwriting enterprises and third parties. As our operations grow around the world, it is increasingly difficult to monitor and enforce regulatory compliance across the organization. A compliance failure by even one of our smallest branches could lead to a loss of reputation in the local market, and litigation and/or disciplinary actions that may include compensating clients for loss, the imposition of penalties, and/or the loss of our authorization to operate. In all such cases, we would also likely incur significant internal investigation costs and legal fees.
The global nature of our operations increases the complexity and cost of compliance with laws and regulations, including increased staffing needs, the development of new policies, procedures and internal controls and providing training to employees in multiple locations, adding to our cost of doing business. Many of these laws and regulations may have differing or conflicting legal standards across jurisdictions, increasing further the complexity and cost of compliance. We experience substantial geopolitical and regulatory changes on a real-time basis, which may lead to uncertainty and increase the complexity, difficulty, and cost of compliance. In emerging markets and other jurisdictions with less developed legal systems, local laws and regulations may not be established with sufficiently clear and reliable guidance to provide us with adequate assurance that we are aware of all necessary licenses to operate our business, that we are operating our business in a compliant manner, or that our rights are otherwise protected. In addition, major political and legal developments in jurisdictions in which we do business may lead to new regulatory costs and challenges. For example, China has in place a “blocking” statute similar to that of the E.U. requiring compliance with certain Chinese laws if they conflict with U.S. laws. Rising global tensions and protectionism may also lead other countries to adopt similar blocking statutes, which could make it more difficult and costly for us to expand our operations globally.
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
In addition, climate change and sustainability issues remain a significant focus for investors, clients and other business partners, while regulatory approaches across jurisdictions continue to vary widely. Some jurisdictions, such as the U.K., Australia and the State of California, are intensifying regulation and enforcement with respect to climate-related disclosures, where others are moving towards deregulation – for example, at the U.S. federal level the SEC abandoned the defense of the climate-related disclosures rule and the E.U. approved the Omnibus I directive that reduced significantly the entities subject to, and the requirements of, the Corporate Sustainability Reporting Directive (which we refer to as CSRD) and the Corporate Sustainability Due Diligence Directive (which we refer to as CSDDD). In addition, the State of Texas recently issued an opinion on the legality of corporate DEI programs taking the position that such programs are potentially unlawful under certain circumstances. Navigating these inconsistent and evolving rules may demand substantial effort and resources, potentially diverting management’s attention. Failure to effectively navigate these complexities could harm our reputation and strain relationships with regulators, investors, clients, and other business partners, which may adversely affect our business, operating results and financial condition.
Changes in our accounting estimates and assumptions could negatively affect our financial position and operating results.
We prepare our financial statements in accordance with U.S. generally accepted accounting principles (which we refer to as GAAP). These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We are also required to make certain judgments and estimates that affect the disclosed and recorded amounts of revenues and expenses related to revenue recognition and deferred costs - see Note 4 to our 2025 consolidated financial statements. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, investments, income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed in our consolidated financial statements.
Further, in 2022, the U.S. enacted the Inflation Reduction Act (which we refer to as the IRA) which, among other things, implements a corporate book minimum tax and an excise tax on stock buy backs. While guidance is still being issued and the administration may enact significant amendments to the IRA, our current understanding of the IRA suggests that we will not face significant impacts. Additionally, in July 2025, the U.S. enacted the One Big Beautiful Bill Act which includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The application of the OBBBA did not have any material impact on our financial statements for 2025. As additional guidance relating to the IRA, OBBBA, and upcoming amendments are released, our estimates related to tax and other liabilities arising under these frameworks may change. Additionally, changes in accounting standards (see Note 2 to our 2025 consolidated financial statements) could increase costs to the organization and could have an adverse impact on our future financial position and results of operations.
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
We generated tax credits under IRC Section 45 from 2009 to 2021. As of December 31, 2025, we had generated a total of $1,706 million in IRC Section 45 tax credits, of which approximately $1,102 million have been used to offset U.S. federal tax liabilities and $604 million remain unused and available to offset future U.S. federal tax liabilities.
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
As of December 31, 2025, we had total consolidated debt outstanding of approximately $13.1 billion. The level of debt outstanding each period could adversely affect our financial flexibility. We also bear risk at the time our debt matures. Our ability to make interest and principal payments, to refinance our debt obligations and to fund our acquisition program and planned capital expenditures will depend on our ability to generate cash from operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, such as an environment of rising interest rates. A small portion of our private placement debt consists of floating rate notes, and interest payments under our senior revolving credit facility are based on a floating rate which exposes us to the risk of a changing or unknown rate environment. Our indebtedness will also reduce the ability to use that cash for other purposes, including working capital, dividends to stockholders, acquisitions, capital expenditures, share repurchases, and general corporate purposes. If we cannot service our indebtedness, we may have to take actions such as selling assets, issuing additional equity or reducing or delaying capital expenditures, strategic acquisitions, and investments, any of which could impede the implementation of our business strategy or prevent us from entering into transactions that would otherwise benefit our business. Additionally, we may not be able to effect such actions, if necessary, or refinance any of our indebtedness on commercially reasonable terms, or at all.
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
Our reinsurance securities business serves from time to time as the underwriter and initial purchaser of securities (such as catastrophe bonds) issued by our reinsurance company clients. This involves us, acting as an intermediary, using our capital on hand and short-term borrowings to cover the purchase price of the securities. We place the securities with investors and use the funds we receive from them to repay our obligations. Risks specific to these short-term borrowings include counterparty risk (which is the risk that arises due to uncertainty about a counterparty’s ability to meet its obligations) with respect to the investors. Non-performance by any of our counterparties in these transactions for financial or other reasons could potentially expose us to material losses.
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
Our Chief Information Security Officer (which we refer to as our CISO), working together with our Chief Information Officer (which we refer to as our CIO), oversees a team of employees dedicated to cybersecurity. Our cybersecurity team includes Business Information Security Officers (which we refer to as BISOs) in each region to lead the cybersecurity program, and to communicate ongoing updates from the cybersecurity team regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents.
Our CISO regularly reports to the CIO and is an active member of our management-level enterprise risk management committee, which has broad oversight of the company’s enterprise risks, including cybersecurity risks. In addition, our CIO and CISO both attend regular meetings of the executive officer team, including our Chief Executive Officer, Chief Financial Officer, General Counsel and other senior executive officers, dedicated to compliance and risk, and report on cybersecurity matters as appropriate. Our Board of Directors has delegated primary responsibility for the oversight of cybersecurity matters to its Risk and Compliance Committee; however, the full board reviews significant cybersecurity matters as appropriate. Our CIO and CISO report on cybersecurity and information security at each quarterly meeting of the Risk and Compliance Committee.
Our cybersecurity program leverages people, processes, and technology to identify and respond to cybersecurity threats. We have a global incident response capability supported by our Security Operations Center (which we refer to as SOC) team, a managed security service provider (MSSP), ReliaQuest, and our global Cybersecurity Incident Response Team (which we refer to as CSIRT), which provides threat detection and incident response. ReliaQuest supports the operation of Gallagher’s SOC, and performs triage and escalation of event data from the security information and event management (which we refer to as SIEM) solution. This support enables 24x7 monitoring and allows Gallagher to address threats and/or detections with urgency. We have rolled out additional security technologies for new acquisitions and extended our SOC to monitor acquisitions prior to integration. We have bolstered our internal cyber forensics capability to augment our Security

Operations capability to strengthen our ability to detect incidents, as well as to accelerate our response in parallel with our external partners.
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
Other technology partners provide additional solutions and services, including endpoint detection and response, data loss prevention, dark web monitoring, vulnerability management, next-generation firewalls, advanced web proxy, and other solutions. We have also partnered with a strategic vendor to enable acceleration of our efforts to build the cyber team and mitigate risk across the company. The relationship has brought both talent and flexibility to the team and has enabled acceleration of build-outs and integrations.
Identity management is a core component of our cyber program and solutions from Ping and Microsoft are in-place. We have also deployed a global Privileged Access Management solution, which resulted in the vaulting of all elevated user accounts that are subject to a more stringent set of controls tied to account use and duration. Additionally, we have implemented a cloud-based password reset tool offering users a highly secure and easy-to-use interface to reset passwords, regardless of device location, or browser.
Email security is a top priority for Gallagher, and we have implemented email threat detection and response services as well as capabilities to protect against phishing attacks and malicious links. Concurrently, we have rolled out phishing simulations targeted at increasing user awareness of common indicators of malicious messages. We have additionally implemented and are expanding coverage of advanced messaging features to prevent email compromise and data exfiltration, including deepfake detection and prevention.
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
We continuously test and assess our cybersecurity posture, including through annual third-party risk assessments performed by reputable assessors, consultants and auditors. A global FAIR (Factor Analysis of Information Risk) assessment is conducted at least annually to update our cybersecurity risks and corresponding mitigations strategies. This process results in a quantitative understanding of our top cyber risks based on annualized loss expectancy. Our top risks, in turn, guide our prioritization of cybersecurity program maturation efforts to focus on initiatives offering Gallagher the greatest residual risk reduction.
Penetration testing is performed globally at least quarterly by our professional partners in cooperation with internal Gallagher teams. We also support leadership tabletop exercises and periodic adversarial (“red team”) exercises simulating incident response under common risk scenarios. These scenarios are updated regularly to resemble threat actor behavior trends revealed by our threat intelligence sources.
Our employees complete training on data security and our policies when they join us and annually thereafter. We review the content of our mandatory training annually and provide access to a comprehensive set of supplemental training to meet individual and role-specific needs.
As a global organization, Gallagher’s operational approach to data security and sensitive data such as PHI and PII ties to least privilege – limiting access to data, systems and applications that only align to a user’s role and responsibility. Identity management solutions and processes, such as regular user access reviews, govern the principle of least privilege. Policies inclusive of data classification and regulatory requirements for sensitive data handling mandate secure device and data handling practices, as well as controls such as an encryption and data loss prevention. Of note, Data Loss Prevention tooling has been implemented globally to monitor, prevent and detect data leakage.
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

Gallagher remains committed to maintaining and improving our existing security posture. We regularly monitor and assess the policies and procedures in place and continue to work with leading global cybersecurity investigation firms with expertise in data privacy incident response and containment.
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
Elsewhere, we generally operate in leased premises related to the facilities of our brokerage and risk management operations. We prefer to lease office space rather than own real estate related to the branch facilities of our brokerage and risk management segments. Certain of our office space leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of our leases contain annual escalation clauses generally related to increases in an inflation index. See Notes 13 and 15 to our 2025 consolidated financial statements for information with respect to our lease commitments as of December 31, 2025.
Item 3. Legal Proceedings.
Please see the information set forth in Note 15 to our consolidated financial statements, included herein, under “Litigation, Regulatory and Taxation Matters.”
Item 4. Mine Safety Disclosures.
Not applicable.

Information About Our Executive Officers
Set forth below are the names, ages, positions and business backgrounds of our executive officers as of the date hereof:

Name	Age	Position and Year First Elected
J. Patrick Gallagher, Jr.	73	Chairman since 2006, Chief Executive Officer since 1995, President 1990 - 2024
Thomas J. Gallagher	67	President since 2024, President of our Global Property/Casualty Brokerage Operations 2017 - 2024, Chairman of our International Brokerage Operation 2010 ‑ 2016
Patrick M. Gallagher	46	Executive Vice President, Chief Operating Officer since 2024, Corporate Vice President and President of Property/Casualty Brokerage Operation in the Americas 2021 - 2024, Chairman, Canada and Caribbean and CEO of Latin America 2019 - 2021, President, Midwest Region of Property/Casualty Brokerage Operation 2016 - 2019
Walter D. Bay	63	Corporate Vice President, General Counsel, Secretary since 2007
Mark H. Bloom	61	Corporate Vice President and Global Chief Information Officer since 2022. Global Chief Information Officer at Aegon N.V., 2016 - 2021
Douglas K. Howell	64	Corporate Vice President, Chief Financial Officer since 2003
Scott R. Hudson	64	Corporate Vice President and President of our Risk Management Operations since 2010
Vishal Jain	64	Corporate Vice President since 2016, Chief Service Officer since 2014
Christopher E. Mead	58	Corporate Vice President, Chief Marketing Officer since 2017
Michael R. Pesch	54	Corporate Vice President, Chief Executive Officer, Global Brokerage – Americas since 2024, Chief Executive Officer – U.S. Retail Brokerage 2016 - 2024
Susan E. Pietrucha	59	Corporate Vice President, Chief Human Resource Officer since 2007
William F. Ziebell	63	President of our Employee Benefit and Consulting Brokerage Operations since 2017, Corporate Vice President since 2011, regional leader in our Employee Benefit and Consulting Brokerage Operations 2004 - 2016
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
As of January 31, 2026, there were approximately 2,000 holders of record of our common stock.
(c)Issuer Purchases of Equity Securities
The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) of us for each fiscal month in the three-month period ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3) (4)
October 1 through October 31, 2025	14,553	$305.99	—	$1,500
November 1 through November 30, 2025	6,423	245.04	—	1,500
December 1 through December 31, 2025	7,373	252.71	—	1,500
Total	28,349	$278.32	—
(1)Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our Deferred Equity Participation Plan (which we refer to as the DEPP), our Deferred Cash Participation Plan (which we refer to as the DCPP) and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. The DEPP is an unfunded, non-qualified deferred compensation plan that generally provides for awards to certain of our key executives that do not vest and/or distribute until participants reach age 62 (or the one-year anniversary of the date of grant for participants over the age of 61). Under sub‑plans of the DEPP for certain production staff, the plan generally provides for vesting and/or distributions no sooner than five years from the date of awards, although certain awards vest and/or distribute after the earlier of fifteen years or the participant reaching age 65. See Note 10 to our 2025 consolidated financial statements for more information regarding the DEPP. The DCPP is an unfunded, non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the terms of the DEPP and the DCPP, we may contribute cash to the trust and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions. For the fourth quarter of 2025, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2025 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including match amounts by the Company, on a before-tax basis or after-tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to the amounts deemed invested in the fund representing our common stock. This is to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.
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
We are engaged in providing insurance brokerage, reinsurance brokerage, consulting services, and third-party property/casualty claims settlement and administration services to entities and individuals around the world. We believe that one of our major strengths is our ability to deliver comprehensively structured insurance and risk management services to our clients. Our brokers, agents and administrators act as intermediaries between underwriting enterprises and our clients and we do not assume net underwriting risks. We are headquartered in Rolling Meadows, Illinois, and provide brokerage, risk management and consulting services in approximately 130 countries around the world through our owned operations and a network of correspondent brokers and consultants and third-party property/casualty claims settlement and administration services through a network of offices located throughout Australia, Canada, New Zealand, the U.K. and the U.S. In 2025, we expanded, and expect to continue to expand, our international operations through both acquisitions and organic growth. We generate approximately 67% of our revenues for the combined brokerage and risk management segments domestically, with the remaining 33% generated internationally, primarily in Australia, Canada, New Zealand and the U.K. (based on 2025 revenues). We have three reportable segments: brokerage, risk management and corporate. Brokerage and risk management contributed approximately 87% and 13%, respectively, to 2025 revenues. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Interest income, premium finance revenues and other income is generated from invested cash and fiduciary funds and revenue from premium financing.
Prior Year Discussion of Results and Comparisons
For information on fiscal 2024 results and similar comparisons, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Form 10-K for the fiscal year ended December 31, 2024.

Summary of Financial Results - Year Ended December 31,
See the Reconciliations of Non-GAAP Measures on page 38.

	Year 2025		Year 2024		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
	(In millions, except per share data)
Brokerage Segment
Revenues	$12,192	$12,168	$9,934	$9,941	23%	22%
Organic revenues		$9,786		$9,215		6%
Net earnings	$2,052		$1,686		22%
Net earnings margin	16.8%		17.0%		- 14 bpts
Adjusted EBITDAC		$4,446		$3,488		27%
Adjusted EBITDAC margin		36.5%		35.1%		+ 145 bpts
Diluted net earnings per share	$7.85	$12.10	$7.46	$10.85	5%	12%
Risk Management Segment
Revenues before reimbursements	$1,585	$1,583	$1,451	$1,450	9%	9%
Organic revenues		$1,489		$1,404		6%
Net earnings	$183		$175		5%
Net earnings margin (before reimbursements)	11.6%		12.1%		- 51 bpts
Adjusted EBITDAC		$336		$300		12%
Adjusted EBITDAC margin (before reimbursements)		21.2%		20.7%		+ 54 bpts
Diluted net earnings per share	$0.70	$0.83	$0.78	$0.86	(10)%	(3)%
Corporate Segment
Diluted net loss per share	$(2.81)	$(2.24)	$(1.74)	$(1.61)
Total Company
Diluted net earnings per share	$5.74	$10.69	$6.50	$10.10	(12)%	6%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$8.55	$12.93	$8.24	$11.71	4%	10%
In our corporate segment, net after-tax (loss) earnings from our clean energy investments was $(5) million in both 2025 and 2024. At this time, we anticipate our clean energy investments will produce after-tax losses in 2026.

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for 2025 and 2024. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 45 and 51 of this filing.

Year Ended December 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:
(In millions, except per share data)
	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2025	2024	2025	2024	2025	2024	2025	2024	Chg

Brokerage, as reported	$12,192	$9,934	$2,052	$1,686	$3,856	$3,069	$7.85	$7.46	5%
Net (gains) on divestitures	(24)	(24)	(18)	(18)	(24)	(24)	(0.07)	(0.08)
Acquisition integration	—	—	194	143	257	191	0.73	0.63
Workforce and lease termination	—	—	136	88	183	118	0.53	0.39
Acquisition related adjustments	—	(26)	127	63	174	121	0.49	0.28
Amortization of intangible assets	—	—	668	486	—	—	2.57	2.16
Effective income tax rate impact	—	—	—	(7)	—	—	—	(0.03)
Levelized foreign currency translation	—	57	—	8	—	13	—	0.04
Brokerage, as adjusted *	12,168	9,941	3,159	2,449	4,446	3,488	12.10	10.85	12%
Risk Management, as reported	1,585	1,451	183	175	313	290	0.70	0.78	(10)%
Net (gains) on divestures	(2)	—	(1)	—	(2)	—	—	—
Acquisition integration	—	—	7	2	9	3	0.03	0.01
Workforce and lease termination	—	—	9	6	12	7	0.03	0.03
Acquisition related adjustments	—	—	3	—	4	—	0.01	—
Amortization of intangibles assets	—	—	16	10	—	—	0.06	0.04
Levelized foreign currency translation	—	(1)	—	—	—	—	—	—
Risk Management, as adjusted *	1,583	1,450	217	193	336	300	0.83	0.86	(3)%
Corporate, as reported	1	16	(732)	(390)	(491)	(234)	(2.81)	(1.74)
Transaction-related costs	—	—	107	26	122	32	0.41	0.12
Legal, tax and benefit plan related	—	—	42	3	78	—	0.16	0.02
Clean energy-related	—	(5)	—	(2)	—	(2)	—	(0.01)
Corporate, as adjusted *	1	11	(583)	(363)	(291)	(204)	(2.24)	(1.61)
Total Company, as reported	$13,778	$11,401	$1,503	$1,471	$3,678	$3,125	$5.74	$6.50	(12)%
Total Company, as adjusted *	$13,752	$11,402	$2,793	$2,279	$4,491	$3,584	$10.69	$10.10	6%
Total Brokerage and Risk
Management, as reported	$13,777	$11,385	$2,235	$1,861	$4,169	$3,359	$8.55	$8.24	4%
Total Brokerage and Risk
Management, as adjusted *	$13,751	$11,391	$3,376	$2,642	$4,782	$3,788	$12.93	$11.71	10%
*For the year ended December 31, 2025, the pretax impact of the brokerage segment adjustments totals $1,482 million, mostly due to non-cash period expenses related to intangible amortization, with a corresponding adjustment to the provision for income taxes of $375 million relating to these items. For the year ended December 31, 2025, the pretax impact of the risk management segment adjustments totals $45 million, with a corresponding adjustment to the provision for income taxes of $11 million relating to these items. For the year ended December 31, 2025, the pretax impact of the corporate segment adjustments totals $200 million, with a corresponding adjustment to the benefit for income taxes of $51 million relating to these items and other tax items noted on page 56. For the corporate segment, the clean energy related adjustments are described on page 56.

Reconciliation of Non-GAAP Measures - Pre-tax Earnings and Diluted Net Earnings per Share

(In millions except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Year Ended Dec 31, 2025
Brokerage, as reported	$2,759	$707	$2,052	$9	$2,043	$7.85
Net (gains) on divestitures	(24)	(6)	(18)	—	(18)	(0.07)
Acquisition integration	257	63	194	—	194	0.73
Workforce and lease termination	183	47	136	—	136	0.53
Acquisition related adjustments	172	45	127	—	127	0.49
Amortization of intangible assets	894	226	668	—	668	2.57
Brokerage, as adjusted	$4,241	$1,082	$3,159	$9	$3,150	$12.10
Risk Management, as reported	$249	$66	$183	$—	$183	$0.70
Net (gains) on divestitures	(2)	(1)	(1)	—	(1)	—
Acquisition integration	9	2	7	—	7	0.03
Workforce and lease termination	12	3	9	—	9	0.03
Acquisition related adjustments	4	1	3	—	3	0.01
Amortization of intangible assets	22	6	16	—	16	0.06
Risk Management, as adjusted	$294	$77	$217	$—	$217	$0.83
Corporate, as reported	$(1,137)	$(405)	$(732)	$—	$(732)	$(2.81)
Transaction-related costs	122	15	107	—	107	0.41
Legal, tax and benefit plan related	78	36	42	—	42	0.16
Corporate, as adjusted	$(937)	$(354)	$(583)	$—	$(583)	$(2.24)
Year Ended Dec 31, 2024
Brokerage, as reported	$2,259	$573	$1,686	$8	$1,678	$7.46
Net (gains) on divestitures	(24)	(6)	(18)	—	(18)	(0.08)
Acquisition integration	191	48	143	—	143	0.63
Workforce and lease termination	118	30	88	—	88	0.39
Acquisition related adjustments	85	22	63	(3)	66	0.28
Amortization of intangible assets	651	165	486	—	486	2.16
Effective income tax rate impact	—	7	(7)	—	(7)	(0.03)
Levelized foreign currency translation	13	5	8	—	8	0.04
Brokerage, as adjusted	$3,293	$844	$2,449	$5	$2,444	$10.85
Risk Management, as reported	$238	$63	$175	$—	$175	$0.78
Acquisition integration	3	1	2	—	2	0.01
Workforce and lease termination	8	2	6	—	6	0.03
Amortization of intangible assets	14	4	10	—	10	0.04
Risk Management, as adjusted	$263	$70	$193	$—	$193	$0.86
Corporate, as reported	$(622)	$(232)	$(390)	$—	$(390)	$(1.74)
Transaction-related costs	32	6	26	—	26	0.12
Legal and tax related	—	(3)	3	—	3	0.02
Clean energy related	(2)	—	(2)	—	(2)	(0.01)
Corporate, as adjusted	$(592)	$(229)	$(363)	$—	$(363)	$(1.61)

Acquisition of AssuredPartners and Woodruff Sawyer
On August 18, 2025, we acquired all of the issued and outstanding stock of Dolphin TopCo, Inc., the holding company of AssuredPartners, Inc., a Delaware corporation (which we refer to, together with its subsidiaries, as “AssuredPartners”) for gross consideration of $13.8 billion. AssuredPartners is a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines with operations in the U.K. and Ireland. We raised $8.5 billion of cash in our December 11, 2024 follow-on common stock offering and borrowed $5.0 billion of cash in our December 19, 2024 senior notes issuance (which we refer to, together with the follow-on common stock offering, as the AssuredPartners Financing) to fund the transaction. On January 7, 2025, we received an additional $1.3 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering. AssuredPartners had over 10,900 employees serving through offices located across the U.S., U.K. and Ireland.
On April 10, 2025, we acquired all of the issued and outstanding stock of Woodruff-Sawyer & Co. (which we refer to as Woodruff Sawyer) for consideration of $1.2 billion. We funded the transaction using cash on hand. Woodruff Sawyer provides a full suite of commercial property/casualty products, employee benefits solutions and risk management services with a focus on middle and large market clients. Immediately prior to closing, Woodruff Sawyer had over 600 employees serving clients through 14 U.S. offices and one U.K. office.
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
We use the Council of Insurance Agents & Brokers (which we refer to as the CIAB) insurance pricing quarterly survey as an indicator of the insurance rate environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S. The fourth quarter 2025 survey had not been published as of the filing date of this report. The first three 2025 quarterly surveys indicated that U.S. commercial property/casualty rates increased by 4.2%, 3.7%, and 1.6% on average, for the first, second and third quarters of 2025, respectively, indicating overall continued price firming.
We are seeing carrier competition across property related coverages and continued caution within casualty lines, particularly in the U.S. We believe these trends are likely to persist throughout 2026. We estimate global insured natural catastrophe losses were approximately $129 billion during 2025, below the 5-year annual average loss of $155 billion. More normalized global loss activity during 2026 may cause insurance and/or reinsurance carriers to increase property pricing upon renewal. Additionally, elevated loss trends and continued profitability concerns within casualty coverages, could lead to a more difficult rate and conditions environment in certain lines. The combination of increasing insurable values (due to inflation, including wage inflation), a tight labor market and low unemployment is likely contributing to increases in client insured exposures.

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

Business Combinations and Dispositions
See Note 3 to our 2025 consolidated financial statements for a discussion of our 2025 business combinations.
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
Adjusted Non-GAAP presentation - We believe that the adjusted non-GAAP presentation of our 2025 and 2024 information, presented on the following pages, provides stockholders and other interested persons with useful information regarding certain financial metrics that may assist such persons in analyzing our operating results as they develop a future earnings outlook for us. The after-tax amounts related to the adjustments were computed using the normalized effective tax rate for each respective period.
•Adjusted measures - Revenues (for the brokerage segment), revenues before reimbursements (for the risk management segment), net earnings, compensation expense and operating expense, respectively, each adjusted to exclude the following, as applicable:
◦Net gains (losses) on divestitures, which are primarily net proceeds received related to sales of books of business and other divestiture transactions, such as the disposal of a business through sale or closure.
◦Acquisition integration costs, which include costs related to certain large acquisitions (including the acquisitions of the Willis Towers Watson plc treaty reinsurance brokerage operations (which we refer to as Willis Re), Buck, Cadence Insurance, Eastern Insurance, My Plan Manager, Woodruff Sawyer and AssuredPartners), outside the scope of our usual tuck-in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, compensation expense related to amortization of certain retention bonus arrangements, extra lease space, duplicate services and external costs incurred to assimilate the acquisition into our IT related systems.
◦Transaction-related costs, which are associated with completed, future and terminated acquisitions. Costs primarily relate to the acquisitions of Willis Re, Buck, Cadence Insurance, Eastern Insurance, all of which closed in 2023, as well as Woodruff Sawyer and AssuredPartners, which closed in April 2025 and August 2025, respectively. These include costs related to regulatory filings, legal and accounting services, insurance and incentive compensation.

◦Workforce related charges, which primarily include severance costs (either accrued or paid) related to employee terminations and other costs associated with redundant workforce.
◦Lease termination related charges, which primarily include costs related to terminations of real estate leases and abandonment of leased space.
◦Acquisition related adjustments principally relate to changes in estimated acquisition earnout payables adjustments and acquisition related compensation charges. In addition, from time to time may include changes in balance sheet estimates arising from conforming accounting principles, purchase-related true-ups and other balance sheet adjustments made after the closing date; the net impact on the results for first quarter 2024 was approximately $26 million of revenues and approximately $28 million of compensation expense.
◦Amortization of intangible assets which reflects the amortization of customer/expiration lists, non-compete agreements, trade names and other intangible assets acquired through our merger and acquisition strategy, the impact to amortization expense of acquisition valuation adjustments to these assets as well as non-cash impairment charges.
◦The impact of foreign currency translation, as applicable. The amounts excluded with respect to foreign currency translation are calculated by applying current year foreign exchange rates to the same period in the prior year.
◦Effective income tax rate impact, which levelizes the prior year for the change in current year tax rates.
◦Legal and tax related, which represents the impact of adjustments in 2025 and 2024 related to costs associated with legal and tax matters.
◦Benefit plan related, which represents the impact of adjustments in 2025 related to costs associated with the termination of the Gallagher U.S. defined pension plan and other benefit plan changes.
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
•EBITDAC, as Adjusted and EBITDAC Margin, as Adjusted - Adjusted EBITDAC is EBITDAC adjusted to exclude net gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, transaction related costs, and the period-over-period impact of foreign currency translation, as applicable and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance, and are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.
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
Organic Revenues (a non-GAAP measure) - Organic revenue change measures the year-over-year percentage change in organic revenue. For the brokerage segment, organic revenue consists of base commission and fee revenues, supplemental revenues and contingent revenues excludes the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations which include disposals of a business through sale or closure, estimate changes, run-off of a business and the restructuring and/or repricing of programs and products in each year presented. Such revenues are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior year. In order to improve the comparability of our results between periods, we further exclude the period-over-period impact of foreign currency translation; revenue from certain large life product sales within Gallagher’s Executive Life and Benefits practice group (which are typically large, singular transactions with a high degree of variability in amount and timing); and revenue attributable to changes in assumptions used to calculate estimated deferred revenues, which impact the quarterly timing of revenues during the annual contract period. For the risk management segment, organic revenues consists of fee revenues excludes the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations in each year presented. In order to improve the comparability of our results between periods, we further exclude the period-over-period impact of foreign currency translation
These revenue items are excluded from organic revenues in order to determine a comparable, but non-GAAP, measurement of revenue growth that is associated with the revenue sources that are expected to continue in the current year and beyond as well as eliminating the impact of the items that have a high degree of variability. We have historically viewed organic revenue growth as an important indicator when assessing and evaluating the performance of our brokerage and risk management segments. We also believe that using this non-GAAP measure allows readers of our financial statements to measure, analyze and compare the growth from our brokerage and risk management segments in a meaningful and consistent manner.
Reconciliation of Non-GAAP Information Presented to GAAP Measures - This report includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 45 and 51), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on page 37), for organic revenue measures (on pages 46 and 51), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses and adjusted EBITDAC margin (on page 48), respectively, for the brokerage segment and (on page 52) for the risk management segment.
Brokerage
The brokerage segment accounted for 87% of our revenue in 2025. Our brokerage segment is primarily comprised of retail, wholesale and reinsurance brokerage operations. Our brokerage segment generates revenues by:
•Identifying, negotiating and placing all forms of insurance (or insurance-like) coverage, as well as providing data analytics, risk-shifting, risk-sharing and risk-mitigation consulting services, principally related to property/casualty, life, health, welfare and disability insurance. We also provide these services through, or in conjunction with, other unrelated agents and brokers, consultants and management advisors;
•Identifying, negotiating and placing all forms of reinsurance coverage, as well as providing capital markets services, including acting as underwriter, with respect to insurance linked securities, weather derivatives, capital raising and selected merger and acquisition advisory activities;
•Acting as an agent or broker for multiple underwriting enterprises by providing services such as sales, marketing, selecting, negotiating, underwriting, servicing and placing insurance coverage on their behalf;
•Providing consulting services related to health and welfare benefits, voluntary benefits, executive benefits, compensation, retirement planning, institutional investment and fiduciary, actuarial, compliance, private insurance exchange, human resources technology, communications and benefits administration; and
•Providing management and administrative services to captives, pools, risk-retention groups, healthcare exchanges, small underwriting enterprises, such as accounting, claims and loss processing assistance, feasibility studies, actuarial studies, data analytics and other administrative services.
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

Financial information relating to our brokerage segment results for 2025 and 2024 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2025	2024	Change
Commissions	$8,024	$6,694	$1,330
Fees	2,646	2,193	453
Supplemental revenues	466	359	107
Contingent revenues	324	268	56
Interest income, premium finance revenues and other income	732	420	312
Total revenues	12,192	9,934	2,258
Compensation	6,660	5,502	1,158
Operating	1,676	1,363	313
Depreciation	159	133	26
Amortization	894	651	243
Change in estimated acquisition earnout payables	44	26	18
Total expenses	9,433	7,675	1,758
Earnings before income taxes	2,759	2,259	500
Provision for income taxes	707	573	134
Net earnings	2,052	1,686	366
Net earnings attributable to noncontrolling interests	9	8	1
Net earnings attributable to controlling interests	$2,043	$1,678	$365
Diluted net earnings per share	$7.85	$7.46	$0.39
Other Information
Change in diluted net earnings per share	5%	41%
Growth in revenues	23%	15%
Organic change in commissions and fees	6%	7%
Compensation expense ratio	55%	55%
Operating expense ratio	14%	14%
Effective income tax rate	26%	25%
Workforce at end of period (includes acquisitions)	55,561	42,091
Identifiable assets at December 31	$51,545	$46,439

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for 2025 and 2024 (in millions):

		2025	2024	Change
Net earnings, as reported		$2,052	$1,686	22%
Provision for income taxes		707	573
Depreciation		159	133
Amortization		894	651
Change in estimated acquisition earnout payables		44	26
EBITDAC		3,856	3,069	26%
Net (gains) on divestitures		(24)	(24)
Acquisition integration		257	191
Workforce and lease termination related charges		183	118
Acquisition related adjustments		174	121
Levelized foreign currency translation		—	13
EBITDAC, as adjusted		$4,446	$3,488	27%
Net earnings margin, as reported	*	16.8%	17.0%	- 14 bpts
EBITDAC margin, as adjusted	*	36.5%	35.1%	+ 145 bpts
Reported revenues		$12,192	$9,934
Adjusted revenues - see page 37		$12,168	$9,941
*2025 and 2024 adjusted EBITDAC margin includes approximately $363 million and $20 million, respectively, of interest income revenues earned on the proceeds received in December 2024 related to the AssuredPartners Financing.
Commissions and fees - The aggregate increase in base commissions and fees for 2025 was due to revenues associated with acquisitions, divested operations and other that were made during 2025 and 2024 ($1,598 million) and organic revenue growth. Commission revenues increased 20% and fee revenues increased 21% in 2025 compared to 2024. The organic change in base commission and fee revenues was 6% in 2025 and 7% in 2024.
In our property/casualty brokerage operations, during the twelve-month period ended December 31, 2025, we saw strong customer retention and, new business generation, in addition to continued renewal premiums increases (premium rates and exposures). We believe these favorable trends should continue in 2026; however, if economic conditions worsen or renewal premium increases slow, we could see our revenue growth be lower than growth in 2025.

Items excluded from organic revenue computations yet impacting revenue comparisons for 2025 and 2024 include the following (in millions):

	Year Ended December 31,
	2025	2024	Change
Base Commissions and Fees
Commission and fees, as reported	$10,670	$8,887	20%
Less commission and fee revenues from acquisitions, divested operations and other	(1,598)	(351)
Levelized foreign currency translation	—	48
Organic base commission and fees	$9,072	$8,584	6%
Supplemental revenues
Supplemental revenues, as reported	$466	$359	30%
Less supplemental revenues from acquisitions, divested operations and other	(33)	—
Levelized foreign currency translation	—	3
Organic supplemental revenues	$433	$362	20%
Contingent revenues
Contingent revenues, as reported	$324	$268	21%
Less contingent revenues from acquisitions, divested operations and other	(43)	—
Levelized foreign currency translation	—	1
Organic contingent revenues	$281	$269	5%
Total reported commissions, fees, supplemental revenues and contingent revenues	$11,460	$9,514	20%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions, divested operations and other	(1,674)	(351)
Levelized foreign currency translation	—	52
Total organic commissions, fees supplemental revenues and contingent revenues	$9,786	$9,215	6%

Acquisition Activity	2025	2024
Number of acquisitions closed	31	46
Estimated annualized revenues acquired (in millions)	$3,508	$363
For 2025 and 2024, we issued 58,000 and 512,000, shares, respectively, of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions.
On December 19, 2024, we closed and funded an offering of $5,000 million of unsecured senior notes in five tranches. The $750 million aggregate principal amount of 4.60% Senior Notes is due in 2027, $750 million aggregate principal amount of 4.85% Senior Notes is due in 2029, $500 million aggregate principal amount of 5.00% Senior Notes is due in 2032, $1,500 million aggregate principal amount of 5.15% Senior Notes is due in 2035, $1,500 million aggregate principal amount 5.55% Senior Notes is due in 2055. The weighted average interest rate is 5.25% per annum after giving effect to underwriting costs and a net hedge gain. During 2024, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $4 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We used the net proceeds of this offering to fund a portion of the cash consideration payable in connection with the AssuredPartners transaction and for general corporate purposes, including other acquisitions.

On February 12, 2024, we closed and funded an offering of $1,000 million of unsecured senior notes in two tranches. The $500 million aggregate principal amount of 5.45% Senior Notes is due in 2034 and $500 million aggregate principal amount of 5.75% Senior Notes is due in 2054. The weighted average interest rate is 5.71% per annum after giving effect to underwriting costs and a net hedge loss. During 2023, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash loss of approximately $1 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.
Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2025 and 2024 by quarter are as follows (in millions):

	Q1	Q2	Q3	Q4	Full Year
2025
Reported supplemental revenues	$114	$103	$117	$132	$466
Reported contingent revenues	93	73	75	83	324
Reported supplemental and contingent revenues	$207	$176	$192	$215	$790
2024
Reported supplemental revenues	$94	$89	$79	$97	$359
Reported contingent revenues	86	60	69	53	268
Reported supplemental and contingent revenues	$180	$149	$148	$150	$627
Interest income, premium finance revenues and other income - This primarily represents interest income earned on cash, cash equivalents and fiduciary cash and revenues from premium financing, income from equity investments and net gains related to divestitures and sales of books of business.
Interest income, premium finance revenues and other income in 2025 increased compared to 2024 primarily due to increases in interest income earned on our own and fiduciary funds, including the $363 million interest income earned in 2025 related to the proceeds from the AssuredPartners Financing.
The following table provides a reconciliation of brokerage segment interest income, premium finance revenues and other income, as reported in our consolidated financial statements to interest income earned on cash, cash equivalents and fiduciary cash (in millions):

	2025	2024
Interest income, premium finance revenues and other income	$732	$420
Less:
Net (gains) on divestitures	(24)	(24)
Premium financing revenues and net earnings from equity interests	(113)	(108)
Interest income from cash, cash equivalents and fiduciary cash	$595	$288

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2025 and 2024 compensation expense (in millions):

	2025	2024
Compensation expense, as reported	$6,660	$5,502
Acquisition integration	(135)	(107)
Workforce related charges	(171)	(108)
Acquisition related adjustments	(174)	(147)
Levelized foreign currency translation	—	30
Compensation expense, as adjusted	$6,180	$5,170
Reported compensation expense ratios	54.6%	55.4%
Adjusted compensation expense ratios	50.8%	52.0%
Reported revenues	$12,192	$9,934
Adjusted revenues - see page 37	$12,168	$9,941
The $1,158 million increase in compensation expense in 2025 compared to 2024 was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended December 31, 2025 - $875 million, increases in base compensation to service and support organic growth and employee benefit costs, partially offset by decreased incentive compensation - $165 million in the aggregate, workforce and lease termination related charges - $63 million, acquisition integration costs ‑ $28 million, and acquisition earnout related adjustments - $27 million.
Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2025 and 2024 operating expense (in millions):

	2025	2024
Operating expense, as reported	$1,676	$1,363
Acquisition integration	(122)	(84)
Workforce and lease termination related charges	(13)	(10)
Levelized foreign currency translation	—	14
Operating expense, as adjusted	$1,541	$1,283
Reported operating expense ratios	13.8%	13.7%
Adjusted operating expense ratios	12.7%	12.9%
Reported revenues	$12,192	$9,934
Adjusted revenues - see page 37	$12,168	$9,941
The $313 million increase in operating expense in 2025 compared to 2024, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended December 31, 2025 - $233 million, additional investments in technology, partially offset by lesser real estate costs - $39 million in the aggregate, acquisition integration costs - $38 million, and workforce and lease termination related charges - $3 million.
Depreciation - The increase in depreciation expense in 2025 compared to 2024 was due primarily to the impact of purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increases in depreciation expense in 2025 was the depreciation expense associated with acquisitions completed in 2025 and the latter part of 2024.
Amortization - The increase in amortization in 2025 compared to 2024 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in 2025 and 2024, partially offset by the impact of acquisition valuation true-ups recorded in 2025 relating to acquisitions made in 2025 and 2024. Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names). Based on the results of impairment reviews performed on amortizable intangible assets in 2025 and 2024, we wrote off $66 million and $19 million, respectively, of amortizable intangible assets related to the brokerage segment. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. In October 2025, we performed a qualitative impairment review on carrying value of our goodwill for all of our reporting units and no indicators of impairment were noted as of December 31, 2025.
Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in 2025 compared to 2024 was due primarily to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During 2025 and 2024, we recognized $48 million and $61 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made from 2022 to 2025. During 2025 and 2024, we recognized $4 million and $36 million of income, respectively, related to net adjustments in the estimated fair market values of earnout obligations in connection with revised projections of future performance for 126 and 91 acquisitions, respectively. The net adjustments in 2024 include changes made to the estimated fair value of the Willis Re acquisition earnout and reflect updated assumptions as of December 31, 2024 and are based on actual 2024 recognized revenues.
The amounts initially recorded as earnout payables for our 2022 to 2025 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to three‑year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.
Provision for income taxes - The brokerage segment’s effective tax rate in 2025 and 2024 was 25.6% and 25.4%, respectively. We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in our brokerage segment based on known changes in tax rates in future periods.
Net earnings attributable to noncontrolling interests - The amounts reported in this line for 2025 and 2024 include noncontrolling interest earnings of $9 million and $8 million, respectively.
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

Risk Management
The risk management segment accounted for 13% of our revenue in 2025. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, nonprofit, captive and public sector entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third‑party claims management organization rather than the claim services provided by underwriting enterprises. Revenues for our risk management segment are comprised of fees generally negotiated (i) on a per-claim or per-service basis, (ii) on a cost-plus basis, or (iii) as performance-based fees. We also provide risk management consulting services that are recognized as the services are delivered.
Financial information relating to our risk management segment results for 2025 and 2024 (in millions, except per share, percentages and workforce data):

Statement of Earnings	2025	2024	Change
Fees	$1,549	$1,414	$135
Interest income and other income	36	37	(1)
Revenues before reimbursements	1,585	1,451	134
Reimbursements	164	154	10
Total revenues	1,749	1,605	144
Compensation	974	882	92
Operating	298	279	19
Reimbursements	164	154	10
Depreciation	40	38	2
Amortization	22	14	8
Change in estimated acquisition earnout payables	2	—	2
Total expenses	1,500	1,367	133
Earnings before income taxes	249	238	11
Provision for income taxes	66	63	3
Net earnings	183	175	8
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to
controlling interests	$183	$175	$8
Diluted earnings per share	$0.70	$0.78	$(0.08)
Other information
Change in diluted earnings per share	(10)%	11%
Growth in revenues (before reimbursements)	9%	13%
Organic change in fees (before reimbursements)	6%	8%
Compensation expense ratio (before reimbursements)	61%	61%
Operating expense ratio (before reimbursements)	19%	19%
Effective income tax rate	26%	27%
Workforce at end of period (includes acquisitions)	10,889	10,339
Identifiable assets at December 31	$2,274	$1,662

The following provides non-GAAP information that management believes is helpful when comparing 2025 and 2024 EBITDAC and adjusted EBITDAC (in millions):

	2025	2024	Change
Net earnings, as reported	$183	$175		5%
Provision for income taxes	66	63
Depreciation	40	38
Amortization	22	14
Change in estimated acquisition earnout payables	2	—
Total EBITDAC	313	290		8%
Net (gains) on divestitures	(2)	—
Acquisition integration	9	3
Workforce and lease termination related charges	12	7
Acquisition related adjustments	4	—
Levelized foreign currency translation	—	—
EBITDAC, as adjusted	$336	$300		12%
Net earnings margin, before reimbursements, as reported	11.6%	12.1%	- 51 bpts
EBITDAC margin, before reimbursements, as adjusted	21.2%	20.7%	+ 54 bpts
Reported revenues before reimbursements	$1,585	$1,451
Adjusted revenues - before reimbursements - see page 37	$1,583	$1,450
Fees - In 2025, new business production was strong, while client retention remained excellent relative to 2024. We believe these favorable net new business trends should continue for 2026, however, worsening economic conditions or a reversal in the number of workers employed, could cause fewer new liability and core workers’ compensation claims to arise in future quarters. Organic change in fee revenues was 6% in 2025 and 8% in 2024.
Items excluded from organic fee computations yet impacting revenue comparisons in 2025 and 2024 include the following (in millions):

	Year Ended December 31,
	2025	2024	Change
Fees	$1,538	$1,406	9%
International performance bonus fees	11	8
Fees as reported	1,549	1,414	10%
Less fees from acquisitions	(60)	—
Less divested operations	—	(9)
Levelized foreign currency translation	—	(1)
Organic fees	$1,489	$1,404	6%

Acquisition Activity	2025	2024
Number of acquisitions closed	2	2
Estimated annualized revenues acquired (in millions)	$54	$24
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
Interest income and other income - Interest income and other income primarily represents interest income earned on cash, cash equivalents and fiduciary cash. Interest income and other income in 2025 remained relatively flat compared to 2024 primarily due to interest income earned on fiduciary cash.
Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing 2025 and 2024 compensation expense compensation expense (in millions):

	2025	2024
Compensation expense, as reported	$974	$882
Acquisition integration	(3)	(2)
Workforce and lease termination related charges	(9)	(4)
Acquisition related adjustments	(4)	—
Levelized foreign currency translation	—	(2)
Compensation expense, as adjusted	$958	$874
Reported compensation expense ratios (before reimbursements)	61.5%	60.8%
Adjusted compensation expense ratios (before reimbursements)	60.5%	60.3%
Reported revenues (before reimbursements)	$1,585	$1,451
Adjusted revenues (before reimbursements) - see page 37	$1,583	$1,450
The $92 million increase in compensation expense in 2025 compared to 2024 was primarily due to increases in base and incentive compensation to service and support organic growth as well as employee benefit costs - $43 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended December 31, 2025 - $39 million, workforce and lease termination related charges - $5 million, acquisition earnout related adjustments - $4 million, and acquisition integration related costs - $1 million.
Operating expense - The following provides non-GAAP information that management believes is helpful when comparing 2025 and 2024 operating expense operating expense (in millions):

	2025	2024
Operating expense, as reported	$298	$279
Acquisition integration	(6)	(1)
Workforce and lease termination related charges	(3)	(3)
Levelized foreign currency translation	—	1
Operating expense, as adjusted	$289	$276
Reported operating expense ratios (before reimbursements)	18.8%	19.2%
Adjusted operating expense ratios (before reimbursements)	18.3%	19.0%
Reported revenues (before reimbursements)	$1,585	$1,451
Adjusted revenues - (before reimbursements) see page 37	$1,583	$1,450
The $19 million increase in operating expense in 2025 compared to 2024 was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended December 31, 2024 - $9 million, acquisition integration costs - $5 million, additional investments in technology, partially offset by lesser client-related expenses - $5 million in the aggregate.
Depreciation - Depreciation expense increased in 2025 compared to 2024, which reflects the impact of expenditures related to upgrading computer systems, partially offset by office consolidations that occurred as leases expired in 2025 (less depreciation associated with furniture, equipment and leasehold improvements). Also contributing to the increase in depreciation expense in 2025 was the depreciation expense associated with the acquisitions completed in 2025 and the latter part of 2024.

Amortization - Amortization expense increased in 2025 compared to 2024. The increase in amortization in 2025 compared to 2024 was primarily due to the impact of amortization expense of intangible assets associated with the acquisitions completed in 2025 and 2024. Based on the results of impairment reviews performed on amortizable intangible assets during 2025 and 2024, there were no impairments of amortizable assets related to the risk management segment.
Change in estimated acquisition earnout payables - The change in estimated acquisition earnout payables in 2025 and 2024, primarily relates to accretion of discount in 2025 and 2024 relates to the estimated fair value of the earnout obligations. During 2025 and 2024, we recognized $2 million and zero, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our 2022 to 2025 acquisitions, respectively. During 2025 and 2024, there were no net adjustments in the estimated fair value of earnout obligations related to projections of future performance for acquisitions.
Provision for income taxes - We allocate the provision for income taxes to the risk management segment using local statutory rates. The risk management segment’s effective tax rate in 2025 and 2024 was 26.4% and 26.6%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment based on known changes in tax rates in future periods.
Corporate
The corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs, the impact of foreign currency remeasurement and clean energy investments. See Note 7 to our 2025 consolidated financial statements for a summary of our debt at December 31, 2025 and 2024.
Financial information relating to our corporate segment results for 2025 and 2024 (in millions, except per share and percentages):

Statement of Earnings	2025	2024	Change
Other income	$1	$16	$(15)
Total revenues	1	16	(15)
Compensation	208	138	70
Operating	284	112	172
Interest	639	381	258
Depreciation	7	7	—
Total expenses	1,138	638	500
Loss before income taxes	(1,137)	(622)	(515)
Benefit for income taxes	(405)	(232)	(173)
Net loss	(732)	(390)	(342)
Net loss attributable to noncontrolling interests	—	—	—
Net loss attributable to controlling interests	$(732)	$(390)	$(342)
Diluted net loss per share	$(2.81)	$(1.74)	$(1.07)
Identifiable assets at December 31	$16,846	$16,154
EBITDAC
Net loss	$(732)	$(390)	$(342)
Benefit for income taxes	(405)	(232)	(173)
Interest	639	381	258
Depreciation	7	7	—
EBITDAC	$(491)	$(234)	$(257)
Revenues - Revenues in the corporate segment consist of other income related to the run-off of legacy investments, and other investment income.

Compensation expense - Compensation expense for 2025 and 2024 includes salary, incentive compensation, and associated benefit expenses of $208 million and $138 million, respectively. The change in 2025 compensation expense compared to 2024 was primarily due to increased incentive compensation, which includes transaction‑related costs as described on page 56 in note (1) and increased base compensation, which includes transaction‑related costs and benefit plan changes as described on page 56 in notes (1) and (4).
Operating expense - Operating expense for 2025 includes banking and related fees of $4 million, external professional fees and other due diligence costs related to 2025 acquisitions of $108 million, which includes $91 million of transaction-related costs as described on page 56 in note (1), other corporate and clean energy related expenses, including litigation matters, technology and other professional fees of $125 million in aggregate, which includes costs associated with legal and tax matters and benefit plan changes as described on page 56 in notes (3) and (4), and a net unrealized foreign exchange remeasurement loss of $47 million.
Operating expense for 2024 includes banking and related fees of $3 million, external professional fees and other due diligence costs related to 2024 acquisitions of $39 million, which includes $23 million of transaction-related costs as described on page 56 in note (1), other corporate and clean energy related expenses, including litigation matters, technology and other professional fees of $70 million in aggregate, and a net unrealized foreign exchange remeasurement loss of zero.
Interest expense - The increase in interest expense in 2025 compared to 2024 was due to the following (in millions):

Change in interest expense related to:	2025 / 2024
Interest on borrowings from our Credit Agreement	$4
Interest on the maturity of the Series H notes	(2)
Interest on the maturity of the Series O notes	(4)
Interest on the maturity of the Series HH notes	(1)
Interest on the $1,000 million senior notes funded on February 15, 2024	7
Interest on the $5,000 million senior notes funded on December 19, 2024	254
Net change in interest expense	$258
Depreciation - Depreciation expense in 2025 was flat compared to 2024, and includes capital improvements made at our corporate headquarters and Gallagher Centers of Excellence in 2025 and 2024 and to the acquisition of other corporate related fixed assets in 2025.
Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local statutory rates. Our consolidated effective tax rate was 19.7% and 21.5%, for 2025 and 2024, respectively. The tax rate for 2025 was lower than the statutory rate primarily due to the income tax benefit of stock based awards. The tax rate for 2024 was lower than the statutory rate primarily due to the income tax benefit of stock-based awards. There were no IRC Section 45 tax credits generated in 2025, 2024 and 2023. The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2025 and 2025 was $121 million and $89 million, respectively.
Significant Future Income Tax Law Changes - On July 4, 2025, the One Big Beautiful Bill Act was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The application of the OBBBA does not have a material impact on our financial statements for 2025.
The Organization for Economic Cooperation and Development continues to issue reports and recommendations as part of its Base Erosion and Profit Shifting project in 2021, it announced that 136 countries and tax jurisdictions agreed to implement a new Pillar 2 approach to international taxation. Pillar 1 exempts regulated financial institutions, and we believe we qualify for such exemption.
Many countries in which we do business have adopted, or are expected to adopt, these rules which will change various aspects of the existing framework under which our tax obligations are determined. For example, the U.K., the majority of the E.U., Canada, Australia and New Zealand have now adopted nearly all aspects of these rules with limited variation from the OECD model rules. Other jurisdictions in which we do business also reacted to these efforts; for example, Bermuda enacted a corporate tax regime for the first time in 2023, which became effective in 2025.
On January 5, 2026, OECD released additional administrative guidance on the application of Pillar 2 global minimum tax rules, which are designed to ensure that large multinational enterprise (MNE) groups are subject to a minimum effective tax rate of 15% in each jurisdiction in which they operate. This guidance introduces a package of new and expanded safe harbors and simplification measures, including a “side-by-side” safe harbor regime applicable to certain U.S.-parent MNE groups, extensions and modifications to existing transitional safe harbors, and additional rules addressing the treatment of tax incentives and effective tax rate calculations. The most significant element of this guidance is the “side-by-side” safe harbor which is intended to coordinate the Pillar 2 global minimum tax regime with certain domestic minimum tax systems, including those in the U.S. Subject to eligibility requirements and elections, this safe harbor may substantially reduce or eliminate the application of Pillar 2 “top-up taxes,” including the Income Inclusion Rule and Undertaxed Profits Rule for affected MNE groups for fiscal years beginning on or after January 1, 2026. These developments, once actually enacted into domestic law by Pillar 2 adopters, significantly de-risk Pillar 2 exposure for US multinationals like Gallagher. Whether those enactments take effect from 2026 or later will need to be monitored and anticipated top-ups adjusted to reflect those enactment dates. Regardless of adoption of this new guidance, the domestic minimum top-up aspect of Pillar 2 (referred to as “QDMTT”) and its related compliance aspects will remain for all multi-nationals that operate in jurisdictions that have enacted it.
We anticipate further significant developments across several jurisdictions in which we operate in 2026 and 2027. Should the jurisdictions in which we operate, and those in which we and our subsidiaries are based, choose not to implement the OECD’s January 2026 guidance in their domestic tax laws, we could be adversely affected by a top-up. We do not currently anticipate that amount would be material relative to our overall financial statements.
U.S. Federal Income Tax Law Changes Items Impacting the Company Going Forward
Alternative Minimum Tax Credit - The IRA enacted a book-based Corporate Alternative Minimum Tax (which we refer to as CAMT) for years beginning after 2022. The CAMT imposes a minimum 15% cash tax on adjusted book income before general business credits. The IRS issued guidance in the fourth quarter of this year on CAMT to revise the proposed CAMT regulations and to provide taxpayers clarity related to the application of CAMT. As such, we do not currently anticipate being subject to the CAMT and even if we were to find ourselves subject to it in a particular year, we do not believe there would be an impact on our earnings.
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

The following provides non-GAAP information that we believe is helpful when comparing 2025 and 2024 operating results for the corporate segment (in millions):

	2025			2024
	Pretax Loss	Income Tax Benefit	Net Earnings (Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Components of Corporate Segment, as reported
Interest and banking costs	$(642)	$167	$(475)	$(376)	$97	$(279)
Clean energy related	(8)	3	(5)	(6)	1	(5)
Acquisition costs (1)	(139)	17	(122)	(51)	10	(41)
Corporate (2)	(348)	218	(130)	(189)	124	(65)
Reported Year Ended	(1,137)	405	(732)	(622)	232	(390)
Adjustments
Clean energy related	—	—	—	(2)	—	(2)
Transaction-related costs (1)	122	(15)	107	32	(6)	26
Legal and tax related (3)	34	(25)	9	—	3	3
Benefit plan related (4)	44	(11)	33	—	—	—
Components of Corporate Segment, as adjusted
Interest and banking costs	(642)	167	(475)	(376)	97	(279)
Clean energy related	(8)	3	(5)	(8)	1	(7)
Acquisition costs	(17)	2	(15)	(19)	4	(15)
Corporate (2)	(270)	182	(88)	(189)	127	(62)
Adjusted Year Ended	$(937)	$354	$(583)	$(592)	$229	$(363)
(1)We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees associated with completed, future and terminated acquisitions. Adjustments primarily relate to our acquisitions of Willis Re, Buck, Cadence Insurance, Eastern Insurance, all of which closed in 2023, as well as Woodruff Sawyer and AssuredPartners, which closed in April 2025 and August 2025, respectively.
(2)Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $(47) million in the year ended December 31, 2025 and a net unrealized foreign exchange remeasurement loss of zero in the year ended December 31, 2024.
(3)Adjustments in 2025 and 2024 include costs associated with legal and tax matters.
(4)Adjustments in 2025 include costs associated with the termination of the Gallagher U.S defined pension plan and other benefit plan changes.
Interest and banking costs and debt - Interest and banking costs includes expenses related to our debt.
Clean energy related - For 2025, this consists of operating results related to our investments in new clean energy projects, primarily fusion and carbon sequestration projects.
Acquisition costs - Consists mostly of external professional fees and other due diligence costs related to acquisitions. On occasion, we enter into forward currency hedges for the purchase price of committed, but not yet funded, acquisitions with funding requirements in currencies other than the U.S. dollar. The gains or losses, if any, associated with these hedge transactions are also included in acquisitions costs.
Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, and net unrealized foreign exchange remeasurement. In addition, corporate includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses, the tax benefit from vesting of employee equity awards, as well as other permanent or discrete tax items not reflected in the provision for income taxes in the brokerage and risk management segments. The income tax benefit of stock based awards that vested or were settled in the years ended December 31, 2025 and 2024 was $121 million and $89 million, respectively, and is included in the table above in the Corporate line.
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
On August 18, 2025, we acquired all of the issued and outstanding stock of Dolphin TopCo., the holding company of AssuredPartners for gross consideration of $13.8 billion, which we funded with proceeds from the AssuredPartners Financing. On January 7, 2025, we received an additional $1.3 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering. Refer to Note 3 for more information regarding the AssuredPartners Financing. Total expected expense to integrate AssuredPartners into our operations is approximately $575 million over three years.
On April 10, 2025, we acquired all of the issued and outstanding stock of Woodruff Sawyer for a gross consideration of $1.2 billion. We funded the transaction using cash on hand. Total expected expense to integrate Woodruff Sawyer into our operations is approximately $150 million over three years.
Operating Cash Flows
Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement (as defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2025 and 2024, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuance of our common stock.
Cash provided by operating activities was $1,930 million and $2,583 million for 2025 and 2024, respectively. The decrease in cash provided by operating activities during 2025 compared to the same period in 2024 was primarily due to an increase in payments on acquisition earnouts in excess of original estimates (primarily related to the acquisition of the Willis Towers Watson treaty reinsurance brokerage operations) and timing differences between periods with cash receipts and disbursements related to accounts receivables and accrued compensation and other current liabilities, partially offset by the growth in 2025 compared to 2024 in our reported net earnings, adjusted for non-cash items (i.e., EBITDAC). In April 2025, we made a $750 million earnout payment to the sellers related to the acquisition of the Willis Towers Watson treaty reinsurance brokerage operations in December 2021.
Total cash and cash equivalents, restricted cash and fiduciary cash at December 31, 2025 and 2024, include $2,916 million and $15,372 million, respectively, of income earning money market accounts. The decrease in cash invested in money market accounts between years is primarily due to the proceeds received from the AssuredPartners Financing ($13.5 billion) and proceeds received in January 2025 from the exercise by the underwriters of the overallotment provision related to the follow-on-common stock offering ($1.3 billion) which were used to fund the acquisition of AssuredPartners that closed on August 18, 2025. The dividend income on money market accounts was recorded in interest income, premium finance and other income in our consolidated statement of earnings, which increased $296 million during 2025 ($363 million of which related to the proceeds from the AssuredPartners financing) to $769 million for the year ended December 31, 2025 compared to $473 million for the year ended December 31, 2024.
During 2025 and 2024, employee matching contributions to the 401(k) plan of $115 million and $105 million, respectively, relating to 2024 and 2023 were funded using common stock.
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
When assessing our overall liquidity, we believe that the focus should be on net earnings as reported in our consolidated statement of earnings, adjusted for non-cash items (i.e., EBITDAC), and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $3,678 million and $3,125 million for 2025 and 2024, respectively. Net earnings attributable to controlling interests were $1,494 million and $1,463 million for 2025 and 2024, respectively. We believe that EBITDAC items are indicators of trends in liquidity.
Defined Benefit Pension Plan
In 2025 we initiated a process to fully terminate the plan. In fourth quarter 2025, substantially all of the future obligations under the plan were settled through a combination of lump sum payments to eligible, electing participants and a transfer of the remaining liability through the purchase of a group annuity contract to a highly-rated third-party insurance company. As of December 31, 2025, the only remaining obligations are payments to the Pension Benefit Guaranty Corporation (which we refer to as the PBGC) for missing participants and the distribution of the surplus assets to plan participants. In 2026, after the liability for the missing participants has been transferred to the PBGC and the remaining assets have been distributed, the final plan termination accounting will be completed. In fourth quarter 2025, we recognized a non-cash, pre-tax loss of approximately $16 million to operating expense in the consolidated statement of earnings that was offset by an approximate $12 million adjustment to consolidated statement of comprehensive earnings and a $4 million reversal of a deferred tax asset. In 2026, based on estimates as of December 31, 2025, we expect to recognize a non-cash, pre-tax loss of approximately $17 million to operating expense in the consolidated statement of earnings related to the final plan termination accounting. We did not make any additional funding to the plan related to this plan termination process.
Our policy for funding our defined benefit pension plan is to contribute amounts at least sufficient to meet the minimum funding requirements under the IRC. The Employee Retirement Security Act of 1974, as amended (which we refer to as ERISA), could impose a minimum funding requirement for our plan. We were not required to make any minimum contributions to the plan for the 2025 and 2024 plan years. Funding requirements are based on the plan being frozen and the aggregate amount of our historical funding. The plan’s actuaries determine contribution rates based on our funding practices and requirements. Funding amounts may be influenced by future asset performance, the level of discount rates and other variables impacting the assets and/or liabilities of the plan. In addition, amounts funded in the future, to the extent not due under regulatory requirements, may be affected by alternative uses of our cash flows, including dividends, acquisitions and common stock repurchases. During 2025 and 2024 we did not make discretionary contributions to the legacy Company defined benefit plan.
See Note 12 to our 2025 consolidated financial statements for additional information required to be disclosed relating to our defined benefit pension plan. We are required to recognize a prepaid pension asset for our overfunded defined benefit pension plan (which we refer to as the Plan). The offsetting adjustment to the asset required to be recognized for the Plan is recorded in “Accumulated Other Comprehensive Loss,” net of tax, in our consolidated balance sheet. We will recognize subsequent changes in the funded status of the Plan through the income statement and as a component of comprehensive earnings, as appropriate, in the year in which they occur. Numerous items may lead to a change in funded status of the Plan, including actual results differing from prior estimates and assumptions, as well as changes in assumptions to reflect information available at the respective measurement dates.
The net change in the funded status of the Plan in 2025 resulted in an increase in noncurrent assets in 2025 of $1 million. In 2025, the funded status of the Plan was unfavorably impacted by other assumption changes, the net impact of which was approximately $3 million. In addition, the funded status was favorably impacted by returns on the plan’s assets being higher in 2025 than anticipated by approximately $4 million. The net change in the funded status of the Plan in 2024 resulted in an increase in noncurrent assets in 2024 of $4 million. In 2024, the funded status of the Plan was favorably impacted by an increase in the discount rates used in the measurement of the pension liabilities at December 31, 2024 and other assumption changes, the net impact of which was approximately $4 million. In addition, the funded status was unfavorably impacted by returns on the plan’s assets being lower in 2024 than anticipated.

Investing Cash Flows
Capital Expenditures - Capital expenditures were $145 million and $142 million for 2025 and 2024, respectively. In 2025 and 2024 capital expenditures include amounts incurred related to office moves, investments made in IT and software development projects. Relating to the development of our corporate headquarters, we received property tax related credits under a tax-increment financing note from Rolling Meadows, Illinois and an Illinois state EDGE tax credit. Incentives from these two programs could total between $89 million and $100 million over a fifteen-year period. In 2026, we expect total expenditures for capital improvements to be approximately $227 million, (includes impact of acquisitions closed through December 31, 2025) part of which is related to expenditures on office moves and investments being made in IT and software development projects. The increase in the expected capital expenditures in 2026 compared to 2025 is primarily due to such projects.
Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $15,766 million and $1,462 million in 2025 and 2024, respectively. The increased use of cash for acquisitions in 2025 compared to 2024 was primarily due to our acquisition of AssuredPartners. In addition, during 2025 and 2024 we issued 0.1 million shares ($30 million) and 0.6 million shares ($141 million), respectively, of our common stock as payment for a portion of the total consideration paid for acquisitions and earnout payments. We completed 33 and 48 acquisitions in 2025 and 2024, respectively. Annualized revenues of businesses acquired in 2025 and 2024 totaled approximately $3,562 million and $387 million, respectively. In 2026, we expect to use cash on hand, new debt, our Credit Agreement (as defined below), cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.
If liquidity concerns arise, we may be more likely to use common stock to fund acquisitions.
Dispositions - During 2025 and 2024, we sold several books of business and recognized one-time gains of $26 million and $24 million, respectively. We received cash proceeds of $17 million and $20 million for 2025 and 2024, respectively, related to these transactions.
Financing Cash Flows
At December 31, 2025, we had $9,550 million of Senior Notes, $3,323 million of corporate‑related borrowings outstanding under separate note purchase agreements entered into during the period from 2014 to 2021, there were no borrowings outstanding under our Credit Agreement, $226 million outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $1,396 million. See Note 7 to our 2025 consolidated financial statements for a discussion of the terms of the Senior Notes, Note purchase agreements, the Credit Agreement (as defined below) and the Premium Financing Debt Facility.
Consistent with past practice, as of December 31, 2025 we had pre-issuance hedges open for $1,500 million for 2026.
The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2025.
Senior Notes - On December 19, 2024, we closed and funded an offering of $5,000 million of unsecured senior notes in five tranches. The $750 million aggregate principal amount of 4.60% Senior Notes is due in 2027, $750 million aggregate principal amount of 4.85% Senior Notes is due in 2029, $500 million aggregate principal amount of 5.00% Senior Notes is due in 2032, $1,500 million aggregate principal amount of 5.15% Senior Notes is due in 2035, $1,500 million aggregate principal amount 5.55% Senior Notes is due in 2055. The weighted average interest rate is 5.25% per annum after giving effect to underwriting costs and a net hedge gain. During 2024, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $4 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We used the net proceeds of this offering to fund a portion of the cash consideration payable in connection with the AssuredPartners acquisition and for general corporate purposes including other acquisitions.
On February 12, 2024, we closed and funded an offering of $1,000 million of unsecured senior notes in two tranches. The $500 million aggregate principal amount of 5.45% Senior Notes is due in 2034 and $500 million aggregate principal amount of 5.75% Senior Notes is due in 2054. The weighted average interest rate is 5.71% per annum after giving effect to underwriting costs and a net hedge loss. During 2024, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash loss of approximately $1 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.
Note Purchase Agreement - During June 2025, we used operating cash to fund the $200 million Series O note maturity that had a fixed rate of 4.31% that was due June 24, 2025.
During February 2024, we used operating cash to fund the $100 million Series HH note maturity that had a fixed rate of 4.72% that was due February 13, 2024 and the $325 million Series H note maturity that had a fixed rate of 4.58% that was due February 27, 2024.
Credit Agreement - On April 3, 2025, we entered into an amendment and restatement to our Credit Agreement dated June 22, 2023 (which, as amended and restated, refer to as the Credit Agreement). The Credit Agreement provides for a five-year unsecured revolving credit facility in the amount of $2,500 million, which is also available in Pounds Sterling, Canadian Dollars, Australian Dollars, New Zealand Dollars, Euros, Japanese Yen and any other currencies agreed by the lenders. The Credit Agreement also includes a $75 million letter of credit sub-facility and a $250 million Euro swingline sub-facility. We may also, upon the agreement of either one or more then-existing lenders or of additional banks not currently party to the Credit Agreement, increase the commitments under the Credit Agreement up to $3,000 million. The amendment and restatement, among other things, also extended the maturity date from June 22, 2028 to April 3, 2030 and updated the facility fee and applicable margin as determined by reference to the rating of our long-term senior unsecured debt.
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
The Credit Agreement also contains customary representations and warranties and affirmative and negative covenants, including financial covenants, as well as customary events of default, with corresponding grace periods, including, without limitation, payment defaults, cross-defaults to other agreements evidencing indebtedness and bankruptcy-related defaults. We were in compliance with these covenants as of December 31, 2025.
There were no borrowings outstanding under the Credit Agreement at December 31, 2025. Due to the outstanding borrowing and letters of credit, $2,498 million remained available for potential borrowings under the Credit Agreement at December 31, 2025.
We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. During 2025, we borrowed an aggregate of $2,546 million and repaid $2,546 million under our Credit Agreement. During 2024, we borrowed an aggregate of $1,663 million and repaid $1,907 million under our Credit Agreement. Principal uses of the 2025 and 2024 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.
Premium Financing Debt Facility - On November 17, 2025, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility) that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B is separated into AU$390 million and NZ$25 million tranches (the AU$ tranche will be decreased on March 2, 2026 to

AU$310 million and the NZ$ tranche will be decreased as of March 2, 2026 to NZ$10 million), (ii) Facility C, an AU$60 million equivalent multi‑currency overdraft tranche and (iii) Facility D, a NZ$15 million equivalent multi-currency overdraft tranche.
The interest rates on Facility B are Interbank rates, which vary by tranche, duration and currency, plus a margin of 1.300% and 1.850% for the AU$ and NZ$ tranches, respectively. The interest rates on Facilities C and D are 30 day Interbank rates, plus a margin of 0.780% and 0.990% for the AU$ and NZ$ tranches, respectively. The annual fee for Facility B is 0.52% and 0.8325% for the undrawn commitments for the AU$ and NZ$ tranches, respectively. The annual fee for Facility C is 0.77% and for Facility D is 0.90% of the total commitments of the facilities.
The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2025. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.
At December 31, 2025, AU$325 million and NZ$0 million of borrowings were outstanding under Facility B, AU$0 million of borrowings outstanding under Facility C and NZ$15 million of borrowings were outstanding under Facility D, which in aggregate amount to US$226 million of borrowings outstanding under the Premium Financing Debt Facility. Accordingly, as of December 31, 2025, AU$65 million and NZ$25 million remained available for potential borrowing under Facility B, and AU$60 million and NZ$0 million under Facilities C and D, respectively.
Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.
In 2025, we declared $674 million in cash dividends on our common stock, or $2.60 per common share. On December 19, 2025, we paid a fourth quarter dividend of $0.65 per common share to shareholders of record as of December 5, 2025. On January 28, 2026, we announced a quarterly dividend for first quarter 2026 of $0.70 per common share. If the dividend is maintained at $0.70 per common share throughout 2026, this dividend level would result in an annualized net cash used by financing activities in 2026 of approximately $719 million (based on the outstanding shares as of December 31, 2025), or an anticipated increase in cash used of approximately $52 million compared to 2025. We can make no assurances regarding the amount of any future dividend payments.
Shelf Registration Statement - On February 12, 2024, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of debt securities, guarantees, common stock, preferred stock, warrants, depositary shares, purchase contracts, or units. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any securities under this registration statement. On November 15, 2022, we filed a second shelf registration statement on Form S-4 with the SEC, registering 7.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At December 31, 2025, 5.5 million shares remained available for issuance under this registration statement.
Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors in July 2021 that authorizes the repurchase of up to $1.5 billion of common stock. During the years ended December 31, 2025 and 2024, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Management may consider repurchasing common stock during 2026 to the extent that our available cash exceeds acquisition opportunities. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long-term borrowings under our Credit Agreement or other sources.
Public Offering of Common Stock - On December 9, 2024, we entered into an Underwriting Agreement with Morgan Stanley & Co. LLC and BofA Securities, Inc., as representatives of the several underwriters listed thereto, pursuant to which we agreed to sell 30.4 million shares of our common stock for a public per share offering price of $280.00, for an aggregate price purchase price of $8.5 billion. The offering closed on December 11, 2024 and 30.4 million shares of our common stock were issued for net proceeds, after underwriting discounts, of $8.3 billion. We also granted the underwriters a 30-day option to purchase up to an additional 4.6 million shares of our common stock at the same price, which was exercised in full by the underwriters on January 6, 2025. The option closed on January 7, 2025 and 4.6 million shares of our common stock were issued for net proceeds, after underwriting discounts, of $1.3 billion of cash. We used the proceeds of this offering to fund a portion of the cash consideration payable in connection with the AssuredPartners transaction and for other general corporate purposes including other acquisitions.
At-the-Market Equity Program - On March 14, 2024, we entered into an Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to 3.0 million shares of our common stock through Morgan Stanley as sales agent. We intend to use the net proceeds of sales under this program to fund future acquisitions from time to time or for general corporate purposes. Pursuant to the agreement, shares may be sold by means of ordinary brokers’ transactions, including on the New York Stock Exchange, at market prices prevailing at the time of sale, at prices related to the prevailing market prices, or at negotiated prices, in block transactions, or as otherwise agreed upon by us and Morgan Stanley. During the quarter ended December 31, 2025, we did not sell shares of our common stock under the program.
Common Stock Issuances - Another source of liquidity to us is the issuance of our common stock pursuant to our stock option and employee stock purchase plans. Proceeds from the issuance of common stock under these plans were $192 million and $163 million in 2025 and 2024, respectively. On May 10, 2022, our stockholders approved the 2022 Long-Term Incentive Plan (which we refer to as the LTIP), which replaced our previous stockholder-approved 2017 LTIP. All of our officers, employees and non‑employee directors are eligible to receive awards under the LTIP. Awards which may be granted under the LTIP include non‑qualified and incentive stock options, stock appreciation rights, restricted stock units and performance units, any or all of which may be made contingent upon the achievement of performance criteria. Stock options with respect to 10.2 million shares (less any shares of restricted stock issued under the LTIP - 2.1 million shares of our common stock were available for this purpose as of December 31, 2025) were available for grant under the LTIP at December 31, 2025. Our employee stock purchase plan allows our employees to purchase our common stock at 95% of its fair market value. Proceeds from the issuance of our common stock related to these plans have contributed favorably to net cash provided by financing activities in the years ended December 31, 2025 and 2024, and we believe this favorable trend will continue in the foreseeable future.
We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning with the match paid in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or common stock of the Company. We expensed (net of plan forfeitures) $115 million and $105 million related to the plan in 2025 and 2024, respectively. During 2024, management determined the 5% employer matching contributions on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which was funded in February 2025. During 2025, management determined the 5% employer matching contributions on eligible compensation to the 401(k) plan for the 2025 plan year to be funded with our common stock, which is expected to be funded in February 2026
Other Liquidity Matters
Letters of Credit and Other Guarantees
We have entered into a number of arrangements whereby our performance on certain obligations is guaranteed by a third party through the issuance of a letter of credit. We had total letters of credit outstanding of $14 million as of December 31, 2025 and $23 million at December 31, 2024. These letters of credit secure our self-insurance deductibles on our own insurance programs, allow certain of our captive operations to meet minimum statutory surplus requirements, lease security deposits and collateral related to premium and claim funds held in a fiduciary capacity. See Note 15 to our 2025 consolidated financial statements for additional discussion of these obligations and commitments.
Earnout Obligations
Substantially all of the purchase agreements related to the acquisitions we do contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2022 to 2025 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,518 million, of which $773 million was recorded in our consolidated balance sheet as of December 31, 2025 based on the estimated fair value of the expected future payments to be made, of which approximately $535 million can be settled in cash or common stock of the Company at our option and $238 million must be settled in cash.
Apart from commitments, guarantees, and contingencies, as disclosed herein and in Note 15 to our 2025 consolidated financial statements, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition, results of operations or liquidity. Our cash flows from operations, borrowing availability and overall liquidity are subject to risks and uncertainties. See “Information Concerning Forward-Looking Statements” at the beginning of this report.
Contractual Obligations
Our contractual obligations and commitments as of December 31, 2025 are comprised of principal payments on debt, interest payments on debt, operating leases, pension benefit plan and purchase obligations.
Operating leases are primarily comprised of leased office space throughout the world. As leases expire, we do not anticipate difficulty in negotiating renewals or finding other satisfactory space if the premise becomes unavailable. In certain circumstances, we may have unused space and may seek to sublet such space to third parties, depending upon the demands for office space in the locations involved. See Note 13 to our 2025 consolidated financial statements for additional discussion of these operating lease obligations.
Defined benefit pension plan obligations include estimates of our minimum funding requirements pursuant to the Employee Retirement Income Security Act and other regulations. We may make additional discretionary contributions. See Note 12 to our 2025 consolidated financial statements for additional information required to be disclosed relating to our defined benefit pension plan.
Purchase obligations are defined as agreements to purchase goods and services that are enforceable and legally binding on us, and that specifies all significant terms, including the goods to be purchased or services to be rendered, the price at which the goods or services are to be rendered, and the timing of the transactions. Most of our purchase obligations are related to purchases of information technology services, marketing arrangements or other service contracts. We had no other cash requirements from known contractual obligations and commitments that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, results of operations, or liquidity. See Note 15 to our 2025 consolidated financial statements for additional discussion of these contractual obligations.
Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.
Critical Accounting Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and revenues and expenses, and the disclosure of contingent assets and liabilities at the date of our consolidated financial statements. We periodically evaluate our estimates and assumptions, including those relating to the valuation of goodwill and other intangible assets, right-of-use assets, investments, income taxes, revenue recognition, deferred costs, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. We believe the following significant accounting estimates may involve a higher degree of judgment and complexity. See Note 1 to our 2025 consolidated financial statements for other significant accounting policies. See Note 2 to our 2025 consolidated financial statements for a discussion of recently issued accounting pronouncements and their impact or potential future impact on our financial results, if determinable.

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
See Revenue Recognition and Contracts with Customers in Notes 1 and 4 to our 2025 consolidated financial statements.
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

Income Taxes
Description
We estimate total income tax expense based on statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we earn income. Income tax includes an estimate for withholding taxes on earnings of foreign subsidiaries expected to be remitted to the U.S. but does not include an estimate for taxes on earnings considered to be indefinitely invested in the foreign subsidiary. Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded when it is likely a tax benefit will not be realized for a deferred tax asset. We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due. See Income Taxes in Notes 1 and 16 to our 2025 consolidated financial statements.
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
Judgments and Uncertainties
We estimate the fair value of our reporting units considering the use of various valuation techniques, with the primary technique being an income approach (discounted cash flow method) and another technique being a market approach (guideline public company method), which use significant unobservable inputs, or Level 3 inputs, as defined by the fair value hierarchy. We include assumptions about revenue growth, operating margins, discount rates and valuation multiples which consider our budgets, business plans, economic projections and marketplace data, and are believed to reflect market participant views which would exist in an exit transaction. Assumptions are also made for varying perpetual growth rates for periods beyond the long-term business plan period. Generally, we utilize operating margin assumptions based on future expectations, operating margins historically realized in the reporting units’ industries and industry marketplace valuation multiples. See Intangible Assets in Notes 1 and 6 to our 2025 consolidated financial statements.

Our impairment analysis contains uncertainties due to uncontrollable events that could positively or negatively impact the anticipated future economic and operating conditions.
Effect if Actual Results Differ From Assumptions
We have not made material changes in the accounting methodology used to evaluate impairment of goodwill during the last three years. During fiscal 2025, 2024 and 2023, all of our material reporting units passed the impairment analysis.
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
We recorded impairment charges related to amortizable intangible assets of $66 million, $19 million and $4 million in 2025, 2024 and 2023, respectively. See Intangible Assets in Notes 1 and 6 to our 2025 consolidated financial statements.
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
Judgments and Uncertainties
The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5% to 18% for our 2025 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-

adjusted rate that takes into consideration market based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rates generally ranged from 8% to 9% for our 2025 acquisitions.
Effect if Actual Results Differ From Assumptions
While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations. See Note 3 to our 2025 consolidated financial statements for additional discussion on our 2025 business combinations.
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
For significant acquisitions we may use independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed. See Note 3 to our 2025 consolidated financial statements for additional discussion on our 2025 business combinations.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at December 31, 2025 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.
Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents as of December 31, 2025 approximated its carrying value due to its short-term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one-percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at December 31, 2025.
As of December 31, 2025, we had $12,873 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at December 31, 2025 was $12,183 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long‑term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.
We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one-percentage point change in our weighted average borrowing rate as of December 31, 2025. A one-percentage point decrease would result in an estimated fair value of $13,177 million, or $304 million more than their current carrying value. A one‑percentage point increase would result in an estimated fair value of $11,332 million, or $1,541 million less than their current carrying value.
As of December 31, 2025, there were no borrowings outstanding under our Credit Agreement and $226 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short-term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one-percentage point decrease in our weighted average short-term borrowing rate at December 31, 2025 and the resulting fair values are not materially different from their carrying value.
We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for 2025 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $71 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for 2025 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $56 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive loss.
Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During 2025, 2024 and 2023, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our future India, Norway and the U.K. currency revenues through various future payment dates. In addition, during 2025, 2024 and 2023, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates.

Although these hedging strategies were designed to protect us against significant India, Norway and the U.K. currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re-measured at the stated point and the appropriate loss, if applicable, would be recognized. For the year ended December 31, 2025 there has been no such effect on our consolidated financial presentation. The impact of these hedging strategies was not material to our consolidated financial statements for 2025, 2024 and 2023. See Note 18 to our 2025 consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings in 2025, 2024 and 2023.

Item 8. Financial Statements and Supplementary Data.
Arthur J. Gallagher & Co.
Consolidated Statement of Earnings
(In millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Commissions	$8,024	$6,694	$5,865
Fees	4,195	3,607	3,145
Supplemental revenues	466	359	314
Contingent revenues	324	268	235
Interest income, premium finance revenues and other income	769	473	368
Revenues before reimbursements	13,778	11,401	9,927
Reimbursements	164	154	145
Total revenues	13,942	11,555	10,072
Compensation	7,842	6,522	5,681
Operating	2,258	1,754	1,689
Reimbursements	164	154	145
Interest	639	381	297
Depreciation	206	178	165
Amortization	916	665	532
Change in estimated acquisition earnout payables	46	26	378
Total expenses	12,071	9,680	8,887
Earnings before income taxes	1,871	1,875	1,185
Provision for income taxes	368	404	219
Net earnings	1,503	1,471	966
Net earnings (loss) attributable to noncontrolling interests	9	8	(4)
Net earnings attributable to controlling interests	$1,494	$1,463	$970
Basic net earnings per share	$5.83	$6.63	$4.51
Diluted net earnings per share	5.74	6.50	4.42
Dividends declared per common share	2.60	2.40	2.20
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Comprehensive Earnings
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net earnings	$1,503	$1,471	$966
Change in pension liability, net of taxes	—	14	12
Foreign currency translation, net of taxes	630	(365)	258
Change in fair value of derivative instruments, net of taxes	(4)	(8)	78
Comprehensive earnings	2,129	1,112	1,314
Comprehensive earnings (loss) attributable to noncontrolling interests	9	8	(3)
Comprehensive earnings attributable to controlling interests	$2,120	$1,104	$1,317
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Balance Sheet
(In millions)

	December 31,
	2025	2024
Cash and cash equivalents	$1,396	$14,987
Fiduciary assets (includes fiduciary cash of $7,142 in 2025 and $5,481 in 2024)	26,899	24,712
Accounts receivable, net	5,175	3,896
Other current assets	886	518
Total current assets	34,356	44,113
Fixed assets - net	789	650
Deferred income taxes (includes tax credit carryforwards of $772 in 2024)	43	959
Other noncurrent assets	1,602	1,355
Right-of-use assets	598	378
Goodwill - net	22,593	12,270
Amortizable intangible assets - net	10,684	4,530
Total assets	$70,665	$64,255
Fiduciary liabilities	$26,899	$24,712
Accrued compensation and other current liabilities	4,017	3,586
Deferred revenue - current	737	537
Premium financing debt	226	225
Corporate related borrowings - current	640	200
Total current liabilities	32,519	29,260
Corporate related borrowings - noncurrent	12,104	12,732
Deferred revenue - noncurrent	155	67
Lease liabilities - noncurrent	515	328
Other noncurrent liabilities (includes tax credit carryforwards of $713 in 2025)	2,025	1,688
Total liabilities	47,318	44,075
Stockholders' equity:
Common stock - authorized 400 shares; issued and outstanding 257 shares in 2025 and 250 shares in 2024	257	250
Capital in excess of par value	17,783	16,069
Retained earnings	5,806	4,986
Accumulated other comprehensive loss	(525)	(1,151)
Stockholders' equity attributable to controlling interests	23,321	20,154
Stockholders' equity attributable to noncontrolling interests	26	26
Total stockholders' equity	23,347	20,180
Total liabilities and stockholders' equity	$70,665	$64,255
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Cash Flows
(In millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net earnings	$1,503	$1,471	$966
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(23)	(23)	(8)
Depreciation and amortization	1,122	843	697
Change in estimated acquisition earnout payables	46	26	378
Amortization of deferred compensation and restricted stock	148	117	105
Stock-based and other noncash compensation expense	49	42	31
Payments on acquisition earnouts in excess of original estimates	(491)	(43)	(68)
Provision for deferred income taxes	61	109	43
Effect of changes in foreign exchange rates	54	—	10
Net change in accounts receivable, net	(278)	(65)	(504)
Net change in deferred revenue	(56)	(116)	49
Net change in other current assets	(218)	(114)	(107)
Net change in accrued compensation and other accrued liabilities	112	363	463
Net change in income taxes payable	(60)	(42)	(78)
Net change in other noncurrent assets and liabilities	(39)	15	55
Net cash provided by operating activities	1,930	2,583	2,032
Cash flows from investing activities:
Capital expenditures	(145)	(142)	(194)
Cash paid for acquisitions, net of cash and restricted cash acquired	(15,766)	(1,462)	(3,042)
Net proceeds from sales of operations/books of business	17	20	10
Net funding of investment transactions	2	6	6
Net funding of premium finance loans	16	(9)	(73)
Net cash used by investing activities	(15,876)	(1,587)	(3,293)
Cash flows from financing activities:
Payments on acquisition earnouts	(442)	(143)	(98)
Proceeds from issuance of common stock	1,499	8,507	120
Payments to noncontrolling interests	(5)	(4)	(2)
Dividends paid	(667)	(525)	(474)
Net change in fiduciary assets and liabilities	1,531	(1)	1,297
Net borrowings on premium financing debt facility	(15)	(41)	42
Borrowings on line of credit facility	2,546	1,663	3,795
Repayments on line of credit facility	(2,546)	(1,907)	(3,610)
Net borrowings of corporate related long-term debt	(197)	5,552	1,634
Debt acquisition costs	9	(52)	(18)
Settlements on terminated interest rate swaps	—	3	188
Net cash provided by financing activities	1,713	13,052	2,874
Effect of changes in foreign exchange rates on cash, cash equivalents, restricted cash and fiduciary cash	303	(123)	(34)
Net (decrease) increase in cash, cash equivalents, restricted cash and fiduciary cash	(11,930)	13,925	1,579
Cash, cash equivalents, restricted cash and fiduciary cash at beginning of year	20,468	6,543	4,964
Cash, cash equivalents, restricted cash and fiduciary cash at end of year	$8,538	$20,468	$6,543
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2022	211.9	$211.9	$6,510	$3,562	$(1,140)	$46	$9,190
Net earnings	—	—	—	970	—	(4)	966
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(3)	(3)
Dividends paid to noncontrolling interests	—	—	—	—	—	(1)	(1)
Net change in pension asset/liability, net of taxes of $3 million	—	—	—	—	12	—	12
Foreign currency translation	—	—	—	—	258	1	259
Change in fair value of derivative instruments, net of taxes of $27 million	—	—	—	—	78	—	78
Compensation expense related to stock option plan grants	—	—	34	—	—	—	34
Common stock issued in:							—
Twenty-three purchase transactions	2.5	2.5	523	—	—	—	526
Stock option plans	1.2	1.2	64	—	—	—	65
Employee stock purchase plan	0.3	0.3	55	—	—	—	55
Shares issued to benefit plans	0.4	0.4	84	—	—	—	84
Deferred compensation and restricted stock	0.4	0.4	28	—	—	—	28
Cash dividends declared on common stock	—	—	—	(479)	—	—	(479)
Balance at December 31, 2023	216.7	216.7	7,298	4,053	(792)	39	10,815
Net earnings	—	—	—	1,463	—	8	1,471
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(18)	(18)
Dividends paid to noncontrolling interests	—	—	—	—	—	(3)	(3)
Net change in pension asset/liability, net of taxes of $3 million	—	—	—	—	14	—	14
Foreign currency translation	—	—	—	—	(365)	—	(365)
Change in fair value of derivative instruments, net of taxes of $(3) million	—	—	—	—	(8)	—	(8)
Compensation expense related to stock option plan grants	—	—	48	—	—	—	48
Common stock issued in:
Thirteen purchase transactions	0.6	0.6	140	—	—	—	141
Stock option plans	1.3	1.3	91	—	—	—	92
Employee stock purchase plan	0.3	0.3	70	—	—	—	70
Shares issued to benefit plans	0.4	0.4	98	—	—	—	98
Deferred compensation and restricted stock	0.3	0.3	10	—	—	—	10
Stock issuance from public offering	30.4	30.4	8,314	—	—	—	8,344
Cash dividends declared on common stock	—	—	—	(530)	—	—	(530)
Balance at December 31, 2024	250.0	$250.0	$16,069	$4,986	$(1,151)	$26	$20,180
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity (continued)
(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2024	250.0	$250.0	$16,069	$4,986	$(1,151)	$26	$20,180
Net earnings	—	—	—	1,494	—	9	1,503
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(2)	(2)
Dividends paid to noncontrolling interests	—	—	—	—	—	(7)	(7)
Foreign currency translation	—	—	—	—	630	—	630
Change in fair value of derivative instruments, net of taxes of $1 million	—	—	—	—	(4)	—	(4)
Compensation expense related to stock option plan grants	—	—	54	—	—	—	54
Common stock issued in:
Five purchase transactions	0.1	0.1	30	—	—	—	30
Stock option plans	1.2	1.2	111	—	—	—	112
Employee stock purchase plan	0.3	0.3	80	—	—	—	80
Shares issued to benefit plans	0.3	0.3	119	—	—	—	119
Deferred compensation and restricted stock	0.5	0.5	72	—	—	—	73
Stock issuance from public offering	4.6	4.6	1,248	—	—	—	1,253
Cash dividends declared on common stock	—	—	—	(674)	—	—	(674)
Balance at December 31, 2025	257.0	$257.0	$17,783	$5,806	$(525)	$26	$23,347
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Notes to Consolidated Financial Statements
December 31, 2025
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
Our brokerage segment operations provide brokerage and consulting services to entities of all types, including commercial, nonprofit, public sector entities and to a lesser extent, individuals, in the areas of insurance and reinsurance placements, risk of loss management and management of employer sponsored benefit programs. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting for commercial, nonprofit, captive and public sector entities, and various other organizations that choose to self-insure property/casualty coverages or choose to use a third-party claims management organization rather than the claim services provided by underwriting enterprises. The corporate segment reports the financial information related to our debt, external acquisition‑related expenses, other corporate costs, the impact of foreign currency translation and clean energy investments.
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
In the preparation of our consolidated financial statements as of December 31, 2025, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued for potential recognition and/or disclosure in the notes therein.
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
BROKERAGE SEGMENT
Our brokerage segment generates revenues by:
•Identifying, negotiating and placing all forms of insurance (or insurance-like) coverage, as well as providing data analytics, risk-shifting, risk-sharing and risk-mitigation consulting services, principally related to property/casualty, life, health, welfare and disability insurance. We also provide these services through, or in conjunction with, other unrelated agents and brokers, consultants and management advisors;
•Identifying, negotiating and placing all forms of reinsurance coverage, as well as providing capital markets services, including acting as underwriter, with respect to insurance linked securities, weather derivatives, capital raising and selected merger and acquisition advisory activities;
•Acting as an agent or broker for multiple underwriting enterprises by providing services such as sales, marketing, selecting, negotiating, underwriting, servicing and placing insurance coverage on their behalf;
•Providing consulting services related to health and welfare benefits, voluntary benefits, executive benefits, compensation, retirement planning, institutional investment and fiduciary, actuarial, compliance, private insurance exchange, human resource technology, communications and benefits administration; and
•Providing management and administrative services to captives, pools, risk-retention groups, healthcare exchanges, small underwriting enterprises, such as accounting, claims and loss processing assistance, feasibility studies, actuarial studies, data analytics and other administrative services.
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
•Costs to obtain - we incur costs to obtain a contract with a client. Those costs would not have been incurred if the contract had not been obtained. Almost all of our costs to obtain are incurred prior to, or on, the effective date of the contract and consist primarily of incentive compensation we pay to our production employees. Our costs to obtain are expensed as incurred as described in Note 4 to these consolidated financial statements.
•Costs to fulfill - we incur costs to fulfill a contract (or anticipated contract) with a client. Those costs are incurred prior to the effective date of the contract and relate to fulfilling our primary placement obligations to our clients. Our costs to fulfill prior to the effective date are capitalized and amortized on the effective date. These fulfillment activities include collecting underwriting information from our client, assessing their insurance needs and negotiating their placement with one or more underwriting enterprises. The majority of costs that we incur relate to compensation and benefits of our client service employees. Costs incurred during preplacement activities are expected to be recovered in the future. If the capitalized costs are no longer deemed to be recoverable, then they would be expensed.
•Other costs that are not costs to obtain or fulfill are expensed as incurred. Examples include other operating costs such as rent, utilities, management costs, overhead costs, legal and other professional fees, technology costs, insurance related costs, communication and advertising, and travel and entertainment. Depreciation, amortization and change in estimated acquisition earnout payable are expensed as incurred.
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
Fiduciary Assets and Liabilities
Fiduciary assets represent cash held and insurance and reinsurance receivables that relate to our clients and are held on their behalf. Fiduciary liabilities represent the corresponding amounts that are owed to underwriting enterprises on behalf of our clients. In our capacity as an insurance broker, we collect premiums from insureds and, after deducting our commissions and/or fees, remit these premiums to underwriting enterprises. We hold unremitted insurance premiums in a fiduciary capacity until we disburse them, and the use of such funds is restricted by laws in certain states and foreign jurisdictions in which our subsidiaries operate. Various state and foreign agencies regulate insurance brokers and provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, we invest these funds in cash and U.S. Treasury fund accounts. We can earn interest income on these unremitted funds, which is included in investment income in the accompanying consolidated statement of earnings. These unremitted amounts are included in fiduciary assets in the accompanying consolidated balance sheet, with the related liability included in fiduciary liabilities. Additionally, several of our foreign subsidiaries are required by various foreign agencies to meet certain liquidity and solvency requirements. We were in compliance with these requirements at December 31, 2025. This restricted cash is included in cash and cash equivalents net in the accompanying consolidated balance sheet.

Related to our third party administration business and in certain of our brokerage operations, we are responsible for client claim funds that we hold in a fiduciary capacity. We do not earn any interest income on the funds held. These client funds have been included in fiduciary assets, along with a corresponding liability in fiduciary liabilities in the accompanying consolidated balance sheet.
Accounts Receivable
Accounts receivable, net in the accompanying consolidated balance sheet includes accrued agency billed commissions, fees, supplemental commissions, direct bill commissions and contingent commission receivables due to the Company. Accounts receivable are net of allowances for estimated policy cancellations and credit losses on trade receivables and accounts receivables. The allowance for estimated policy cancellations was $23 million and $13 million at December 31, 2025 and 2024, respectively, which represents a reserve for future reversals in commission and fee revenues related to the potential cancellation of client insurance policies that were in force as of each year end. The allowance for credit losses on trade receivables and accounts receivables was $49 million and $22 million at December 31, 2025 and 2024, respectively. We establish the allowance for estimated policy cancellations through a charge to revenues and the allowance for doubtful accounts through a charge to operating expenses. Both of these allowances are based on estimates and assumptions using historical data to project future experience. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein. We periodically review the adequacy of these allowances and make adjustments as necessary.
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
Premium Financing
Seven subsidiaries of the brokerage segment make short-term loans (generally with terms of twelve months or less) to our clients to finance premiums. These premium financing contracts are structured to minimize potential bad debt expense to us. Such receivables are generally considered delinquent after seven days of the payment due date. In normal course, insurance policies are canceled within one month of the contractual payment due date if the payment remains delinquent. We recognize interest income as it is earned over the life of the contract using the “level-yield” method. Unearned interest related to contracts receivable is included in the receivable balance in the accompanying consolidated balance sheet. The outstanding loan receivable balance was $636 million and $616 million at December 31, 2025 and 2024, respectively.
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
We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. While goodwill is not amortizable, it is tested for impairment at least annually in the fourth quarter, and more frequently if there are indicators of impairment or whenever business circumstances suggest that the carrying value of goodwill may not be recoverable. We may initially perform a qualitative analysis to determine if it is more likely than not that the goodwill balance is impaired. If a qualitative assessment is not performed or if a determination is made that it is not more likely than not that the fair value of the reporting unit exceeds its carrying amount, then we will perform a quantitative analysis. The fair value of each reporting unit is compared to its carrying value. If the fair value of the reporting unit is less than its carrying value, a non-cash impairment charge is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value with the loss not exceeding the total amount of goodwill allocated to that reporting unit. We completed our 2025 annual assessment in the fourth quarter and concluded goodwill was not impaired, as the fair value of each reporting unit exceeded its carrying value.
The carrying value of amortizable intangible assets attributable to each business or asset group is periodically reviewed by management to determine if there are events or changes in circumstances that would indicate that its carrying amount may not be recoverable. Accordingly, if there are any such changes in circumstances during the year, we assess the carrying value of the amortizable intangible assets by considering the estimated future undiscounted cash flows generated by the corresponding business or asset group. Any impairment identified through this assessment may require that the carrying value of related amortizable intangible assets be adjusted and charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews in 2025, 2024 and 2023, we wrote off $66 million, $19 million and $4 million, respectively, of amortizable intangible assets primarily related to acquisitions (made prior to 2024) of our brokerage and risk management segments, which is included in amortization expense in the accompanying consolidated statement of earnings. The determinations of impairment indicators and fair value are based on estimates and assumptions related to the amount and timing of future cash flows and future interest rates. Such estimates and assumptions could change in the future as more information becomes known which could impact the amounts reported and disclosed herein.
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
The classification of a financial instrument within the valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of the hierarchy in order of priority of inputs to the valuation technique are defined as follows:
•Level 1 - Valuations are based on unadjusted quoted prices in active markets for identical financial instruments;
•Level 2 - Valuations are based on quoted market prices, other than quoted prices included in Level 1, in markets that are not active or on inputs that are observable either directly or indirectly for the full term of the financial instrument; and
•Level 3 - Valuations are based on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the financial instrument.

The level in the fair value hierarchy within which the fair value measurement is classified is determined based on the lowest level input that is significant to the fair value measure in its entirety.
The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet for cash and cash equivalents, fiduciary assets, accounts receivable, other current assets, fiduciary liabilities, accrued compensation and other accrued liabilities and deferred revenue - current, at December 31, 2025 and 2024, approximate fair value because of the short-term duration of these instruments. See Note 3 to these consolidated financial statements for the fair values related to the establishment of intangible assets and the establishment and adjustment of earnout payables. See Note 7 to these consolidated financial statements for the fair values related to borrowings outstanding at December 31, 2025 and 2024 under our debt agreements. See Note 12 to these consolidated financial statements for the fair values related to investments at December 31, 2025 and 2024 under our defined benefit pension plan.
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
Employee Stock Purchase Plan
We have an employee stock purchase plan (which we refer to as the ESPP), under which the sale of 8 million shares of our common stock has been authorized. Eligible employees may contribute up to 15% of their compensation towards the quarterly purchase of our common stock at a purchase price equal to 95% of the lesser of the fair market value of our common stock on the first business day or the last business day of the quarterly offering period. Eligible employees may annually purchase shares of our common stock with an aggregate fair market value of up to $25,000 (measured as of the first day of each quarterly offering period of each calendar year), provided that no employee may purchase more than 2,000 shares of our common stock under the ESPP during any calendar year. At December 31, 2025, 4.4 million shares of our common stock was reserved for future issuance under the ESPP.
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
2. Effect of New Accounting Pronouncements
Income Taxes
In December 31, 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. We adopted this ASU as of December 31, 2025, which affected our income taxes disclosure. See Note 16 to these consolidated financial statements for further detail regarding the impact of this ASU.
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

3. Business Combinations
During 2025, we acquired substantially all of the ownership interests or net assets, as applicable, of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Share Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
W K Webster & Co Ltd February 1, 2025 (WKW)	—	$—	$139	$2	$—	$14	$155	$29
Case Group February 26, 2025 (CSG)	—	—	58	3	6	14	81	84
Woodruff Sawyer & Co April 10, 2025 (WSC)	—	—	1,195	12	67	—	1,274	—
Dolphin TopCo, Inc., the holding company of AssuredPartners, Inc., August 18, 2025 (APG)	—	—	13,515	—	300	—	13,815	—
Tompkins Insurance Agencies, Inc. October 31, 2025 (TIA)	—	—	225	8	—	—	233	—
First Actuarial, LLP November 27, 2025 (FAC)	—	—	101	4	46	7	158	26
Twenty-seven other acquisitions completed in 2025	64	16	502	19	22	73	632	150
	64	$16	$15,735	$48	$441	$108	$16,348	$289
On August 18, 2025, we acquired all of the issued and outstanding stock of Dolphin TopCo, Inc., the holding company of AssuredPartners for gross consideration of $13.8 billion. AssuredPartners is a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines with operations in the U.K. and Ireland. We raised $8.5 billion of cash raised in our December 11, 2024 follow-on common stock offering and $5.0 billion of cash in our December 19, 2024 senior notes issuance (which we refer to, together with the follow-on common stock offering, the "AssuredPartners Financing"), to fund the transaction. On January 7, 2025, we received an additional $1.3 billion of cash due to the exercise by the underwriters of the overallotment provision related to the follow-on common stock offering. AssuredPartners had over 10,900 employees serving through offices located across the U.S., U.K. and Ireland.
On April 10, 2025, we acquired all of the issued and outstanding stock of Woodruff Sawyer for consideration of $1.2 billion. We funded the transaction using cash on hand. Woodruff Sawyer provides a full suite of commercial property/casualty products, employee benefits solutions and risk management services with a focus on middle and large market clients. Immediately prior to closing, Woodruff Sawyer had over 600 employees serving clients through 14 U.S. offices and one U.K. office.
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

The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement. In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5% to 18% for our 2025 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market‑based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rates generally ranged from 8% to 9% for our 2025 acquisitions. In some instances, the fair value of these earnout obligations can be based on other valuation methods including the Black-Scholes Option Pricing Method or Monte Carlo Simulation method. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.
During 2025, 2024 and 2023, we recognized $50 million, $62 million and $77 million respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during 2025, 2024 and 2023, we recognized $4 million of income, $36 million of income and $301 million of expense, respectively, related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates volatility and other assumptions and projections of future performance for 127, 91 and 80 acquisitions, respectively. The net adjustments during 2024, include changes made to the estimated fair value of the Willis Re acquisition earnout and reflect updated assumptions as of December 31, 2024. The aggregate amount of maximum earnout obligations related to acquisitions made in 2022 and subsequent years was $1,518 million as of December 31, 2025, of which $773 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made, of which approximately $535 million can be settled in cash or common stock at our option and $238 million must be settled in cash. The aggregate amount of maximum earnout obligations related to acquisitions made in 2021 and subsequent years was $1,998 million as of December 31, 2024, of which $1,302 million was recorded in the consolidated balance sheet as of that date based on the estimated fair value of the expected future payments to be made, of which approximately $512 million can be settled in cash or common stock at our option and $790 million must be settled in cash.
The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in 2025 (in millions):

	WKW	CSG	WSC	APG	TIA	FAC	Twenty-seven Other Acquisitions	Total
Cash and cash equivalents	$5	$6	$62	$276	$13	$8	$30	$400
Fiduciary assets	87	—	465	1,032	7	—	55	1,646
Other current assets	17	4	79	938	7	23	20	1,088
Fixed assets	3	1	13	134	2	—	1	154
Noncurrent assets	2	—	25	237	—	2	2	268
Goodwill	100	59	823	8,376	82	97	367	9,904
Expiration lists	54	25	459	5,993	135	47	307	7,020
Non-compete agreements	—	1	—	—	—	8	10	19
Trade names	2	—	8	27	—	—	—	37
Total assets acquired	270	96	1,934	17,013	246	185	792	20,536
Fiduciary liabilities	87	—	465	1,032	7	—	55	1,646
Current liabilities	12	7	41	933	6	10	18	1,027
Noncurrent liabilities	16	8	154	1,233	—	17	87	1,515
Total liabilities assumed	115	15	660	3,198	13	27	160	4,188
Total net assets acquired	$155	$81	$1,274	$13,815	$233	$158	$632	$16,348
Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $9,904 million, $7,020 million, $19 million and $37 million, respectively, within the brokerage and risk management segments.
The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth and attrition rates generally ranged from 3% to 4% and 5% to 12% for our 2025 and 2024 acquisitions, respectively, for which valuations were performed in 2025. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. These discount rates generally ranged from 10% to 14% for our 2025 and 2024 acquisitions, for which valuations were performed in 2025. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. During this period, we may use independent third-party valuation specialists to assist us in finalizing the fair value of assets acquired and liabilities assumed. Fair value adjustments, if any, are most common to the values established for amortizable intangible assets, including expiration lists, non‑compete agreements, acquired software, and for earnout liabilities, with the offset to goodwill, net of any income tax effect. The allocation of the purchase price for AssuredPartners is preliminary, as we have not finalized the valuation of certain acquired identifiable intangible assets and net deferred tax balances. Accordingly, the goodwill recorded also represents a provisional estimate based on information available as of the acquisition date and updated through December 31, 2025. In order to determine the provisional estimates for the acquired identifiable intangible assets and goodwill as of the acquisition date, we applied an estimated allocation of purchase price less the value of net tangible assets acquired to the applicable reporting units. At the reporting unit level, we then applied an estimated allocation of the purchase price to acquired identifiable intangible assets. The estimated allocation was primarily based on preliminary information compiled by the independent third party valuation specialists, data from our prior independent acquisition valuations for similar businesses to AssuredPartners, data from AssuredPartners’ historical independent acquisition valuations, information obtained during our due diligence process and net working capital settlement information that occurred subsequent to the acquisition date that relates to facts and circumstances existing as of the acquisition date. We have engaged independent third-party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed for this transaction. December 31, 2025, and as of the date of this filing, the specialists have not completed their analysis and thus these AssuredPartners fair value estimates are provisional. These provisional fair value estimates will be subsequently reviewed and adjusted based on the results of the final valuation analysis, which will be completed in 2026.
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
Of the $7,020 million of expiration lists, $19 million of non-compete agreements and $37 million of trade names related to the 2025 acquisitions, $6,681 million, $11 million and $37 million, respectively, is not expected to be deductible for income tax purposes. Accordingly, we recorded a net deferred tax liability of $720 million, and a corresponding amount of goodwill, in 2025 related to the nondeductible amortizable intangible assets.

Our consolidated financial statements for the year ended December 31, 2025 include the operations of the acquired entities from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2024 (in millions, except per share data):

	Year Ended December 31,
	2025	2024
Total revenues	$16,256	$15,024
Net earnings attributable to controlling interests	1,623	1,474
Basic net earnings per share	6.34	5.81
Diluted net earnings per share	6.24	5.71
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2024, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired in 2025 totaled approximately $3,562 million. Total revenues, earnings before income tax and net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables recorded in our consolidated statement of earnings for 2025 related to the 2025 acquisitions in the aggregate, were $1,369 million, $25 million and $296 million, respectively.
4. Contracts with Customers
Contract Assets and Liabilities/Contract Balances
Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	December 31, 2025	December 31, 2024
Unbilled receivables	$1,858	$1,274
Deferred contract costs	338	207
Deferred revenue	892	604
The unbilled receivables, which are included in accounts receivable, net in our consolidated balance sheet, primarily relate to our rights to consideration for work completed but not billed at the reporting date. These are transferred to the billed accounts receivables when the client is invoiced. The deferred contract costs represent the costs we incur to fulfill a new or renewal contract with our clients prior to the effective date of the contract. These costs are expensed on the contract effective date. The deferred revenue in the consolidated balance sheet included amounts that represent the remaining performance obligations under our contracts and amounts collected related to advanced billings and deposits received from customers that may or may not ultimately be recognized as revenues in the future. Deposits received from customers could be returned to the customers based on lesser actual transactional volume than originally billed volume.

Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total
Deferred revenue at December 31, 2023	$533	$172	$705
Incremental deferred revenue	305	91	396
Revenue recognized during the year ended December 31, 2024 included in deferred revenue at December 31, 2023	(390)	(86)	(476)
Net change in collected billings/deposits received from customers	(40)	(4)	(44)
Impact of changes in foreign exchange rates	—	—	—
Deferred revenue recognized from business acquisitions	23	—	23
Deferred revenue at December 31, 2024	431	173	604
Incremental deferred revenue	296	112	408
Revenue recognized during the year ended December 31, 2025 included in deferred revenue at December 31, 2024	(335)	(88)	(423)
Net change in collected billings/deposits received from customers	(4)	2	(2)
Impact of changes in foreign exchange rates	(21)	—	(21)
Deferred revenue recognized from business acquisitions	326	—	326
Deferred revenue at December 31, 2025	$693	$199	$892
Revenue recognized during 2025 in the table above included revenue from 2024 acquisitions that would not be reflected in prior years.
Remaining Performance Obligations
Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of December 31, 2025, the aggregate amount of the contract price allocated to remaining performance obligations was $892 million.
The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2026	$668	$47	$715
2027	22	77	99
2028	1	35	36
2029	1	17	18
2030	—	8	8
Thereafter	1	15	16
Total	$693	$199	$892
Deferred Contract Costs
We capitalize costs incurred to fulfill contracts as “deferred contract costs” which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $338 million and $207 million as of December 31, 2025 and 2024, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $909 million and $666 million for the years ended December 31, 2025 and 2024, respectively.
We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.
5. Fixed Assets
Major classes of fixed assets consist of the following (in millions):

	December 31,
	2025	2024
Office equipment	$53	$34
Furniture and fixtures	215	152
Leasehold improvements	326	260
Computer equipment	439	362
Land and buildings - corporate headquarters	174	172
Software	942	721
Other	42	41
Work in process	80	64
	2,271	1,806
Accumulated depreciation	(1,482)	(1,156)
Net fixed assets	$789	$650
The amounts in work in process in the table above primarily are for capitalized expenditures incurred related to IT development projects in 2025 and 2024.
6. Intangible Assets
The carrying amount of goodwill at December 31, 2025 and 2024 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At December 31, 2025
United States	$16,428	$109	$—	$16,537
United Kingdom	2,889	142	—	3,031
Canada	628	—	—	628
Australia	591	238	—	829
New Zealand	225	8	—	233
Other foreign	1,317	—	18	1,335
Total goodwill - net	$22,078	$497	$18	$22,593
At December 31, 2024
United States	$6,966	$75	$—	$7,041
United Kingdom	2,591	26	—	2,617
Canada	587	—	—	587
Australia	509	219	—	728
New Zealand	183	8	—	191
Other foreign	1,087	—	19	1,106
Total goodwill - net	$11,923	$328	$19	$12,270

The changes in the carrying amount of goodwill for 2025 and 2024 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2023	$11,218	$239	$19	$11,476
Goodwill acquired during the year	830	7	—	837
Goodwill adjustments related to appraisals and other acquisition adjustments	98	101	—	199
Goodwill written-off related to sales of business	(6)	—	—	(6)
Foreign currency translation adjustments during the year	(217)	(19)	—	(236)
Balance as of December 31, 2024	11,923	328	19	12,270
Goodwill acquired during the year	9,770	134	—	9,904
Goodwill adjustments related to appraisals and other acquisition adjustments	32	9	—	41
Goodwill written-off related to sales of business	(20)	—	—	(20)
Foreign currency translation adjustments during the year	373	26	(1)	398
46022	$22,078	$497	$18	$22,593
Major classes of amortizable intangible assets consist of the following (in millions):

	December 31,
	2025	2024
Expiration lists	$15,968	$8,764
Accumulated amortization - expiration lists	(5,357)	(4,313)
	10,611	4,451
Non-compete agreements	125	118
Accumulated amortization - non-compete agreements	(98)	(86)
	27	32
Trade names	160	120
Accumulated amortization - trade names	(114)	(73)
	46	47
Net amortizable assets	$10,684	$4,530
Estimated aggregate amortization expense for each of the next five years is as follows (in millions):

2026	$1,105
2027	1,071
2028	1,028
2029	973
2030	917
Thereafter	5,590
Total	$10,684

7. Credit and Other Debt Agreements
The following is a summary of our corporate and other debt (in millions):

	December 31,
	2025	2024
Senior Notes:
Semi-annual payments of interest, fixed rate of 4.60%, balloon due December 15, 2027	$750	$750
Semi-annual payments of interest, fixed rate of 4.85%, balloon due December 15, 2029	750	750
Semi-annual payments of interest, fixed rate of 2.40%, balloon due November 9, 2031	400	400
Semi-annual payments of interest, fixed rate of 5.00%, balloon due February 15, 2032	500	500
Semi-annual payments of interest, fixed rate of 5.50%, balloon due March 2, 2033	350	350
Semi-annual payments of interest, fixed rate of 6.50%, balloon due February 15, 2034	400	400
Semi-annual payments of interest, fixed rate of 5.45%, balloon due July 15, 2034	500	500
Semi-annual payments of interest, fixed rate of 5.15%, balloon due February 15, 2035	1,500	1,500
Semi-annual payments of interest, fixed rate of 3.50%, balloon due May 20, 2051	850	850
Semi-annual payments of interest, fixed rate of 3.05%, balloon due March 9, 2052	350	350
Semi-annual payments of interest, fixed rate of 5.75%, balloon due March 2, 2053	600	600
Semi-annual payments of interest, fixed rate of 6.75%, balloon due February 15, 2054	600	600
Semi-annual payments of interest, fixed rate of 5.75%, balloon due July 15, 2054	500	500
Semi-annual payments of interest, fixed rate of 5.55%, balloon due February 15, 2055	1,500	1,500
Total Senior Notes	9,550	9,550
Note Purchase Agreements:
Semi-annual payments of interest, fixed rate of 4.31%, balloon due June 24, 2025	—	200
Semi-annual payments of interest, fixed rate of 4.85%, balloon due February 13, 2026	140	140
Semi-annual payments of interest, fixed rate of 4.73%, balloon due February 27, 2026	175	175
Semi-annual payments of interest, fixed rate of 4.40%, balloon due June 2, 2026	175	175
Semi-annual payments of interest, fixed rate of 4.36%, balloon due June 24, 2026	150	150
Semi-annual payments of interest, fixed rate of 3.75%, balloon due January 30, 2027	30	30
Semi-annual payments of interest, fixed rate of 4.09%, balloon due June 27, 2027	125	125
Semi-annual payments of interest, fixed rate of 4.09%, balloon due August 2, 2027	125	125
Semi-annual payments of interest, fixed rate of 4.14%, balloon due August 4, 2027	98	98
Semi-annual payments of interest, fixed rate of 3.46%, balloon due December 1, 2027	100	100
Semi-annual payments of interest, fixed rate of 4.55%, balloon due June 2, 2028	75	75
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 13, 2028	125	125
Semi-annual payments of interest, fixed rate of 5.04%, balloon due February 13, 2029	100	100
Semi-annual payments of interest, fixed rate of 4.98%, balloon due February 27, 2029	100	100
Semi-annual payments of interest, fixed rate of 4.19%, balloon due June 27, 2029	50	50
Semi-annual payments of interest, fixed rate of 4.19%, balloon due August 2, 2029	50	50
Semi-annual payments of interest, fixed rate of 3.48%, balloon due December 2, 2029	50	50
Semi-annual payments of interest, fixed rate of 3.99%, balloon due January 30, 2030	341	341
Semi-annual payments of interest, fixed rate of 4.44%, balloon due June 13, 2030	125	125
Semi-annual payments of interest, fixed rate of 5.14%, balloon due March 13, 2031	180	180
Semi-annual payments of interest, fixed rate of 4.70%, balloon due June 2, 2031	25	25
Semi-annual payments of interest, fixed rate of 4.09%, balloon due January 30, 2032	69	69
Semi-annual payments of interest, fixed rate of 4.34%, balloon due June 27, 2032	75	75
Semi-annual payments of interest, fixed rate of 4.34%, balloon due August 2, 2032	75	75
Semi-annual payments of interest, fixed rate of 4.59%, balloon due June 13, 2033	125	125
Semi-annual payments of interest, fixed rate of 5.29%, balloon due March 13, 2034	40	40
Semi-annual payments of interest, fixed rate of 4.48%, balloon due June 12, 2034	175	175
Semi-annual payments of interest, fixed rate of 4.24%, balloon due January 30, 2035	79	79
Semi-annual payments of interest, fixed rate of 2.44%, balloon due February 10, 2036	100	100
Semi-annual payments of interest, fixed rate of 2.46%, balloon due May 5, 2036	75	75
Semi-annual payments of interest, fixed rate of 4.69%, balloon due June 13, 2038	75	75
Semi-annual payments of interest, fixed rate of 5.45%, balloon due March 13, 2039	40	40

Semi-annual payments of interest, fixed rate of 4.49%, balloon due January 30, 2040	56	56
Total Note Purchase Agreements	3,323	3,523
Credit Agreement:
Periodic payments of interest and principal, expires April 3, 2030	—	—
Premium Financing Debt Facility - expires October 31, 2027:
Facility B
AUD denominated tranche, interbank rates plus 1.300%	217	218
NZD denominated tranche, interbank rates plus 1.850%	—	—
Facility C and D
AUD denominated tranche, interbank rates plus 0.780%	—	—
NZD denominated tranche, interbank rates plus 0.990%	9	7
Total Premium Financing Debt Facility	226	225
Total corporate and other debt	13,099	13,298
Less unamortized debt acquisition costs on Senior Notes and Note Purchase Agreements	(81)	(90)
Less unamortized discount on Bonds Payable	(48)	(51)
Net corporate and other debt	$12,970	$13,157
The Senior Notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.
Senior Notes - On December 19, 2024, we closed and funded an offering of $5,000 million of unsecured senior notes in five tranches. The $750 million aggregate principal amount of 4.60% Senior Notes is due in 2027, $750 million aggregate principal amount of 4.85% Senior Notes is due in 2029, $500 million aggregate principal amount of 5.00% Senior Notes is due in 2032, $1,500 million aggregate principal amount of 5.15% Senior Notes is due in 2035 and $1,500 million aggregate principal amount 5.55% Senior Notes is due in 2055. The weighted average interest rate is 5.25% per annum after giving effect to underwriting costs and a net hedge gain. During 2024, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash gain of approximately $4 million on the hedging transactions that will be recognized on a pro rata basis as a decrease to our reported interest expense over ten years. We used the net proceeds of this offering to fund a portion of the cash consideration payable in connection with the AssuredPartners acquisition and for general corporate purposes including other acquisitions.
On February 12, 2024, we closed and funded an offering of $1,000 million of unsecured senior notes in two tranches. The $500 million aggregate principal amount of 5.45% Senior Notes is due in 2034 and $500 million aggregate principal amount of 5.75% Senior Notes is due in 2054. The weighted average interest rate is 5.71% per annum after giving effect to underwriting costs and a net hedge loss. During 2024, we entered into a pre-issuance interest rate hedging transaction related to these notes. We realized a net cash loss of approximately $1 million on the hedging transactions that will be recognized on a pro rata basis as an increase to our reported interest expense over ten years. We used the proceeds of these offerings to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.
Note Purchase Agreements - During June 2025, we used operating cash to fund the $200 million Series O note maturity that had a fixed rate of 4.31% that was due June 24, 2025.
During February 2024, we used operating cash to fund the $100 million Series HH note maturity that had a fixed rate of 4.72% that was due February 13, 2024 and the $325 million Series H note maturity that had a fixed rate of 4.58% that was due February 27, 2024.
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
The note purchase agreements described above contain customary provisions for transactions of this type, including representations and warranties regarding us and our subsidiaries and various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2025. The note purchase agreements also provide customary events of default, generally with corresponding grace periods, including, without limitation, payment defaults with respect to the notes, covenant defaults, cross-defaults to other agreements evidencing our or our subsidiaries’ indebtedness, certain judgments against us or our subsidiaries and events of bankruptcy involving us or our material subsidiaries.
The notes issued under the note purchase agreement are senior unsecured obligations of ours and rank equal in right of payment with our Credit Agreement discussed below.
Credit Agreement - On April 3, 2025, we entered into an amendment and restatement to our Credit Agreement dated June 22, 2023 (which, as amended and restated, refer to as the Credit Agreement). The Credit Agreement provides for a five-year unsecured revolving credit facility in the amount of $2,500 million, which is also available in Pounds Sterling, Canadian Dollars, Australian Dollars, New Zealand Dollars, Euros, Japanese Yen and any other currencies agreed by the lenders. The Credit Agreement also includes a $75 million letter of credit sub-facility and a $250 million Euro swingline sub-facility. We may also, upon the agreement of either one or more then-existing lenders or of additional banks not currently party to the Credit Agreement, increase the commitments under the Credit Agreement up to $3,000 million. The amendment and restatement, among other things, also extended the maturity date from June 22, 2028 to April 3, 2030 and updated the facility fee and applicable margin as determined by reference to the rating of our long-term senior unsecured debt. The Credit Agreement permits us to designate wholly-owned subsidiaries located in certain jurisdictions as additional borrowers, the obligations of which under the Credit Agreement will be guaranteed by the Company, subject to the terms and conditions set forth in the Credit Agreement. Any subsidiary that guarantees any notes under the Company’s existing note purchase agreements is required to guarantee the obligations under the Credit Agreement. There are currently no subsidiary borrowers or guarantors under the Credit Agreement.
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
The Credit Agreement also contains customary representations and warranties and affirmative and negative covenants, including financial covenants, as well as customary events of default, with corresponding grace periods, including without limitations, payment defaults, cross‑defaults to other agreements evidencing indebtedness and bankruptcy-related defaults. We were in compliance with these covenants as of December 31, 2025.
At December 31, 2025, $2 million of letters of credit (for which we had $11 million of liabilities recorded at December 31, 2025) were outstanding under the Credit Agreement. See Note 15 to these consolidated financial statements for a discussion of the letters of credit. There were no borrowings outstanding under the Credit Agreement at December 31, 2025. Accordingly, at December 31, 2025, $2,498 million remained available for potential borrowings.
Premium Financing Debt Facility - On November 17, 2025, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B is separated into AU$390 million and NZ$25 million tranches (the AU$ tranche will be decreased on March 2, 2026 to AU$310 million and the NZ$ tranche will be decreased as of March 2, 2026 to NZ$10 million), (ii) Facility C, an AU$60 million equivalent multi-currency overdraft tranche and (iii) Facility D, a NZ$15 million equivalent multi-currency overdraft tranche.
The interest rates on Facility B are Interbank rates, which vary by tranche, duration and currency, plus a margin of 1.300% and 1.850% for the AU$ and NZ$ tranches, respectively. The interest rates on Facilities C and D are 30 day Interbank rates, plus a margin of 0.780% and 0.990% for the AU$ and NZ$ tranches, respectively. The annual fee for Facility B is

0.52% and 0.8325% for the undrawn commitments for the AU$ and NZ$ tranches, respectively. The annual fee for Facility C is 0.77% and for Facility D is 0.90% of the total commitments of the facilities.
The terms of our Premium Financing Debt Facility include various financial covenants, including covenants that require us to maintain specified financial ratios. We were in compliance with these covenants as of December 31, 2025. The Premium Financing Debt Facility also includes customary provisions for transactions of this type, including events of default, with corresponding grace periods and cross-defaults to other agreements evidencing our indebtedness. Facilities B, C and D are secured by the premium finance receivables of the Australian and New Zealand premium finance subsidiaries.
At December 31, 2025, AU$325 million and NZ$0 million of borrowings were outstanding under Facility B, AU$0 million of borrowings outstanding under Facility C and NZ$15 million of borrowings were outstanding under Facility D, which in aggregate amount to US$226 million of borrowings outstanding under the Premium Financing Debt Facility. Accordingly, as of December 31, 2025, AU$65 million and NZ$25 million remained available for potential borrowing under Facility B, and AU$60 million and NZ$0 million under Facilities C and D, respectively.
See Note 15 to these consolidated financial statements for additional discussion on our contractual obligations and commitments as of December 31, 2025.
The aggregate estimated fair value of the $12,873 million in debt under our various senior notes and note purchase agreements at December 31, 2025 was $12,183 million due to the long-term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long‑term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us. The estimated fair value of the borrowings outstanding under our Credit Agreement approximate their carrying value due to their short-term duration and variable interest rates. The estimated fair value of the $226 million of borrowings outstanding under our Premium Financing Debt Facility approximates their carrying value due to their short-term duration and variable interest rates.
8. Earnings per Share
The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net earnings attributable to controlling interests	$1,494	$1,463	$970
Weighted average number of common shares outstanding	256.1	220.5	214.9
Dilutive effect of stock options using the treasury stock method	4.0	4.5	4.4
Weighted average number of common and common equivalent shares outstanding	260.1	225.0	219.3
Basic net earnings per share	$5.83	$6.63	$4.51
Diluted net earnings per share	$5.74	$6.50	$4.42
Anti-dilutive stock-based awards of 0.9 million shares were outstanding at December 31, 2025, 2024 and 2023 but were excluded in the computation of the dilutive effect of stock‑based awards for the years then ended. These stock-based awards were excluded from the computation because the exercise prices on these stock-based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.
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
The maximum number of shares available under the LTIP for restricted stock, restricted stock unit awards and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 2.1 million as of December 31, 2025.
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
The 2025, 2024 and 2023 options expire seven years from the date of grant, or earlier in the event of certain terminations of employment. Stock options granted in 2023 to certain executive officers age 55 or older are not subject to forfeiture upon such officers’ departure from the Company after two years from date of grant. Stock options granted in 2025 and 2024 to executive officers are not subject to forfeiture upon such officers’ departure from the Company once they attain the age of 62.

Our stock option plans provide for the immediate vesting of all outstanding stock option grants in the event of a change in control of the Company, as defined in the applicable plan documents.
During 2025, 2024 and 2023, we recognized $54 million, $48 million, and $34 million, respectively, of compensation expense related to our stock option grants.
For purposes of expense recognition in 2025, 2024 and 2023, the estimated fair values of the stock option grants are amortized to expense over the options’ vesting period. We estimated the fair value of stock options at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2025	2024	2023
Expected dividend yield	0.8%	1.0%	1.2%
Expected risk-free interest rate	4.1%	4.2%	3.6%
Volatility	25.4%	25.3%	25.0%
Expected life (in years)	5.5	5.5	5.5
Option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Black‑Scholes option pricing model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. The weighted average fair value per option for all options granted during 2025, 2024 and 2023, as determined on the grant date using the Black-Scholes option pricing model, was $98.27, $69.55 and $46.48, respectively.
The following is a summary of our stock option activity and related information for 2025 and 2024 (in millions, except exercise price and year data):

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Year Ended December 31, 2025
Beginning balance	7.3	$148.26
Granted	0.8	337.75
Exercised	(1.2)	104.78
Forfeited or canceled	(0.2)	196.67
Ending balance	6.7	$177.48	3.43	$609
Exercisable at end of year	2.2	$111.16	1.71	$320
Ending unvested and expected to vest	4.3	$206.25	4.20	$279
Year Ended December 31, 2024
Beginning balance	7.9	$123.85
Granted	1.0	243.54
Exercised	(1.4)	77.93
Forfeited or canceled	(0.2)	160.87
Ending balance	7.3	$148.26	3.78	$995
Exercisable at end of year	1.7	$90.06	1.78	$337
Ending unvested and expected to vest	5.2	$164.49	4.40	$624
Options with respect to 10.2 million shares (less any shares of restricted stock issued under the LTIP - see Note 11 to these consolidated financial statements) were available for grant under the LTIP at December 31, 2025.

The total intrinsic value of options exercised during 2025, 2024 and 2023 amounted to $251 million, $244 million and $182 million, respectively. As of December 31, 2025, we had approximately $137 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.
Other information regarding stock options outstanding and exercisable at December 31, 2025 is summarized as follows (in millions, except exercise price and year data):

Range of Exercise Prices			Options Outstanding			Options Exercisable
			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$79.59	$—	$79.59	$0.3	$0.20	$79.59	$0.3	$79.59
86.17	—	86.17	0.8	1.19	86.17	0.8	86.17
127.90	—	127.90	1.1	2.21	127.90	0.7	127.90
156.85	—	156.85	0.8	3.09	156.85	0.2	156.85
158.56	—	161.14	0.9	3.21	158.64	0.2	158.59
177.09	—	202.13	1.0	4.20	177.77	—	—
238.88	—	243.54	1.0	5.16	243.54	—	—
337.74	—	347.44	0.8	6.16	337.75	—	—
$79.59	$—	$347.44	$6.7	$3.43	$177.48	$2.2	$111.16
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
In the first quarter of 2025, 2024 and 2023, the compensation committee approved $22 million, $23 million and $25 million, respectively, of awards in the aggregate to certain key executives under the DEPP that were contributed to the rabbi trust in the first quarters of 2025, 2024 and 2023, respectively. We contributed cash to the rabbi trust and instructed the trustee to acquire a specified number of shares of our common stock on the open market to fund these 2025, 2024 and 2023 awards. During 2025, 2024 and 2023, we charged $18 million, $21 million and $22 million, respectively, to compensation expense related to these awards.

In 2025, 2024 and 2023, the compensation committee approved $2 million, $2 million and $3 million, respectively, of awards under the sub‑plans referred to above, which were contributed to the rabbi trust in the first quarters of 2025, 2024 and 2023, respectively. During 2025, 2024 and 2023, we charged $2 million, $2 million and $3 million respectively, to compensation expense related to these awards. There were $13 million, $3 million and $14 million of distributions from the sub-plans during 2025, 2024 and 2023.
At December 31, 2025 and 2024, we recorded $81 million (related to 1.8 million shares) and $77 million (related to 2.2 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value in the accompanying consolidated balance sheet. The total intrinsic value of our unvested equity based awards under the plan at December 31, 2025 and 2024 was $475 million and $616 million, respectively. During 2025, 2024 and 2023, cash and equity awards with an aggregate fair value of $83 million, $40 million and $78 million, respectively, were vested and distributed to executives under the DEPP.
We have a Deferred Cash Participation Plan (which we refer to as the DCPP), which is a non-qualified deferred compensation plan for certain key employees, other than executive officers, that generally provides for vesting and/or distributions no sooner than five years from the date of awards. Under the provisions of the DCPP, we typically contribute cash in an amount approved by the compensation committee to the rabbi trust on behalf of the executives participating in the DCPP, and instruct the trustee to acquire a specified number of shares of our common stock on the open market or in privately negotiated transactions based on participant elections. In the first quarter of each of 2025, 2024 and 2023, the compensation committee approved $8 million, $8 million and $10 million, respectively, of awards in the aggregate to certain key executives under the DCPP that were contributed to the rabbi trust in second quarters of 2025, 2024 and 2023, respectively. During 2025, 2024 and 2023 we charged $14 million, $19 million and $17 million to compensation expense related to these awards. There were $41 million, $44 million and $23 million of distributions from the DCPP during 2025, 2024 and 2023, respectively.
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
The agreements awarding restricted stock units under the LTIP will specify whether such awards may be settled in shares of our common stock, cash or a combination of shares and cash and whether the holder will be entitled to receive dividend equivalents, on a current or deferred basis, with respect to such award. Prior to the settlement of a restricted stock unit, the holder of a restricted stock unit will have no rights as a stockholder of the Company. The maximum number of shares available under the LTIP for restricted stock, restricted stock units and performance unit awards settled with stock (i.e., all awards other than stock options and stock appreciation rights) is 4.0 million. At December 31, 2025, 2.1 million shares were available for grant under the LTIP for such awards.
In 2025, 2024 and 2023, we granted 304,709, 355,245 and 396,913 restricted stock units, respectively, to employees under the LTIP and 2017 LTIP, with an aggregate fair value of $101 million, $85 million and $67 million, respectively, at the date of grant. In addition to awards made under the LTIP, we also granted employment inducement awards of restricted stock units in third quarter 2025 as contemplated by New York Stock Exchange Listing Rule 303A.08. The inducement awards were intended to provide incentive to certain AssuredPartners individuals in connection with the AssuredPartners acquisition to either remain employed by AssuredPartners through the completion date or to enter into employment with Gallagher. We granted 341,700 restricted stock units to former AssuredPartners employees under these inducement awards with an aggregate fair value of $100 million, at the date of grant, to remain employed by AssuredPartners through the closing date with immediate vesting at the closing date. We granted 708,000 restricted stock units to former AssuredPartners employees under these inducement awards with an aggregate fair value of $215 million, at the date of grant, to enter into employment with Gallagher, which will vest over a two to five year period commencing August 18, 2025.
These 2025, 2024 and 2023, restricted stock units vest as follows: 297,000 units granted in first quarter 2025, 1,000 units granted in second quarter 2025, 300 granted in third quarter 2025, 344,600 units granted in first quarter 2024, 800 units granted in second quarter 2024, 700 units in third quarter 2024, 2,300 units in fourth quarter 2024, 390,000 units granted in first quarter 2023 vest in full based on continued employment through March 1, 2030, March 1, 2029 and March 15, 2028, respectively, while the other 2024 and 2023 restricted stock unit awards generally vest in full based on continued employment through the vesting period on the anniversary date of the grant. For our executive officers age 55 or older, restricted stock units awarded in 2025, 2024 and 2023 are not subject to forfeiture upon such officers’ departure from the Company after two years from the date of grant.
The vesting periods of the 2025, 2024 and 2023 restricted stock unit awards are as follows (in actual shares):

	Restricted Stock Units Granted
Vesting Period	2025	2024	2023
One year	6,210	6,800	7,360
Five years	298,499	348,445	389,553
Total shares granted	304,709	355,245	396,913
We account for restricted stock awards at historical cost, which equals its fair market value at the date of grant, which is amortized to compensation expense ratably over the vesting period of the participants. Future changes in the fair market value of our common stock that is owed to the participants do not have any impact on the amounts recorded in our consolidated financial statements. During 2025, 2024 and 2023, we charged $75 million, $54 million and $43 million, respectively, to compensation expense related to restricted stock awards granted in 2018 through 2024. The total intrinsic value of unvested restricted stock at December 31, 2025 and 2024 was $643 million and $549 million, respectively. During 2025 and 2024, equity awards (including accrued dividends) with an aggregate fair value of $213 million and $94 million were vested and distributed to employees under this plan.
Performance Share Awards
On March 1, 2025, March 1, 2024 and March 15, 2023, pursuant to the LTIP, the compensation committee approved 68,000, 58,000 and 58,000, respectively of provisional performance share awards, with an aggregate fair value of $22 million, $14 million and $10 million, respectively, for future grants to our officers. Each performance share award was equivalent to the value of one share of our common stock on the date such provisional award was approved. At the end of the performance period, eligible participants will receive a number of earned shares based on the growth in adjusted EBITDAC per share (as defined in our 2025 Proxy Statement). Earned shares for the 2025, 2024 and 2023 provisional awards will fully vest based on continuous employment through March 1, 2028, March 1, 2027 and March 15, 2026, respectively, and will be settled in unrestricted shares of our common stock on a one‑for‑one basis as soon as practicable thereafter. The 2025, 2024 and 2023 awards are subject to a three-year performance period that began on January 1, 2025, 2024 and 2023, respectively, and vest on the three-year anniversary of the date of grant (March 1, 2028, March 1, 2027 and March 15, 2026). Performance share awards granted in 2023 to certain executive officers age 55 or older, are not subject to forfeiture upon such officers’ departure from the Company after two years from the date of grant. Performance share awards granted in 2024 to executive officers are not subject to forfeiture upon such officers’ departure from the Company once they attain the age of 62. In each case, the awards vest on a pro rata basis based on the number of months rounded up during which the officer was employed during the three-year performance period. During 2025, 2024 and 2023, we recognized $26 million, $22 million and $20 million, respectively, to compensation expense related to performance share awards granted in 2020 through 2024. The total intrinsic value of unvested performance share awards at December 31, 2025 and 2024 was $88 million and $93 million. During 2025, 2024 and 2023, equity awards (including accrued dividends) with an aggregate fair value of $36 million, $32 million and $29 million were vested and distributed to employees under this plan.
Cash Awards
Pursuant to our Performance Unit Program (which we refer to as the Program), there were no units granted in 2025 and 2024. The Program consists of a one-year performance period based on our financial performance and a three-year vesting period measured from January 1 of the year of grant. At the discretion of the compensation committee and determined based on our performance, the eligible officer or key employee will be granted a percentage of the provisional cash award units that equates to the EBITDAC growth achieved (as defined in the Program). At the end of the performance period, eligible participants will be granted a number of units based on achievement of the performance goal and subject to approval by the compensation committee. Granted units will fully vest based on continuous employment through the three-year vesting period. The ultimate award value will be equal to the trailing twelve‑month price of our common stock, multiplied by the number of units subject to the award, but limited to between 0.5 and 1.5 times the original value of the units determined as of the grant date. The fair value of the awarded units will be paid out in cash as soon as practicable. If an eligible employee leaves us prior to the vesting date, the entire award will be forfeited.
On March 15, 2022, pursuant to the Program, the compensation committee approved provisional cash awards of $20 million in the aggregate for future grants to our officers and key employees that are denominated in units (125,000 units in the aggregate), each of which was equivalent to the value of one share of our common stock on the date the provisional award was approved. Based on our performance for 2022, we granted 122,000 units under the Program in first quarter of 2023 that fully vested on January 1, 2025. During 2025 there was no compensation expense recognized elated to these awards. During both 2024 and 2023 we charged $13 million to compensation expense related to these awards. We did not recognize any compensation expense during 2022 related to the 2022 provisional award under the Program.
During 2025, cash awards related to the 2022 provisional awards with an aggregate fair value of $27 million (111,000 units in the aggregate) were vested and distributed to employees under the Program. During 2024, cash awards related to the 2021 provisional awards with an aggregate fair value of $25 million (129,000 units in the aggregate) were vested and distributed to employees under the Program. During 2023, cash awards related to the 2020 provisional awards with an aggregate fair value of $25 million (191,000 units in the aggregate) were vested and distributed to employees under the Program.
12. Retirement Plans
We have a noncontributory defined benefit pension plan that, prior to July 1, 2005, covered substantially all of our domestic employees who had attained a specified age and one year of employment. Benefits under the plan were based on years of service and salary history. In 2005, we amended our defined benefit pension plan to freeze the accrual of future benefits for all U.S. employees, effective on July 1, 2005. Since the plan is frozen, there is no difference between the projected benefit obligation and accumulated benefit obligation at December 31, 2025 and 2024.
Through the acquisition of the partnership interests of BCHR holdings, L.P. and its subsidiaries dba Buck (which we refer to as Buck) in 2023, we acquired the assets and assumed the liabilities associated with three frozen defined benefit pension plans that provide postretirement benefits to their participants located in the U.S., U.K. and Canada (which we refer to as the Buck Pension Plans). The Buck Pension Plans were amended to freeze benefit plan accruals for all participants (closed to new entrants and existing participants do not accrue any additional benefits) effective December 31, 2014. Effective December 31, 2024, the U.S. Buck Pension Plan was merged into our defined benefit pension plan.
In 2025, we initiated a process to fully terminate the plan. In fourth quarter 2025, substantially all of the future obligations under the plan were settled through a combination of lump sum payments to eligible, electing participants and a transfer of the remaining liability through the purchase of a group annuity contract to a highly-rated third-party insurance company. As of December 31, 2025, the only remaining obligations are payments to the Pension Benefit Guaranty Corporation (which we refer to as the PBGC) for missing participants and the distribution of the surplus assets to plan participants. Since there were no other plan benefits remaining on December 31, 2025, no actuarial assumptions were required as of that date. Settlement accounting was measured as of December 31, 2025. In 2026, after the liability for the missing participants has been transferred to the PBGC and the remaining assets have been distributed, the final plan termination accounting will be completed. In fourth quarter 2025, we recognized a non-cash, pre-tax loss of approximately $16 million to operating expense in the consolidated statement of earnings that was offset by an approximately $12 million adjustment to consolidated statement of comprehensive earnings, and a $4 million reversal of a deferred tax asset. In 2026, based on estimates as of December 31, 2025, we expect to recognize a non-cash, pre-tax loss of approximately $17 million to operating expense in the consolidated statement of earnings related to the final plan termination accounting.

In the table below, the service cost component represents plan administration costs that are incurred directly by the plan. A reconciliation of the beginning and ending balances of the pension benefit obligation and fair value of plan assets and the funded status of the plan is as follows (in millions):

	Year Ended December 31,
	2025	2024
Change in pension benefit obligation:
Benefit obligation at beginning of year	$296	$216
Service cost	1	1
Interest cost	16	10
Merger of the Buck U.S. pension plan	—	95
Net actuarial loss (gain)	2	(11)
Settlement	(293)	—
Benefits paid	(19)	(15)
Benefit obligation at end of year	$3	$296
Change in plan assets:
Fair value of plan assets at beginning of year	$312	$229
Actual return on plan assets	19	15
Merger of the Buck U.S. pension plan	—	84
Contributions by the Company	1	—
Settlement	(293)	—
Benefits paid	(19)	(16)
Fair value of plan assets at end of year	$20	$312
Funded status of the plan	$17	$16
Amounts recognized in the consolidated balance sheet consist of:
Prepaid pension asset	$17	$16
Accumulated other comprehensive income	—	18
Net amount included in retained earnings	$17	$34
The components of the net periodic pension benefit cost for the plan and other changes in plan assets and obligations recognized in earnings and other comprehensive earnings consist of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Net periodic pension cost:
Service cost	$1	$1	$3
Interest cost on benefit obligation	16	10	11
Expected return on plan assets	(15)	(16)	(14)
Amortization of net loss	—	3	5
Settlement	16	—	—
Net periodic benefit income (cost)	18	(2)	5
Other changes in plan assets and obligations recognized in other comprehensive earnings:
Net (gain) incurred	(2)	(10)	(12)
Amortization of net loss	(16)	(3)	(5)
Total recognized in other comprehensive (loss)	(18)	(13)	(17)
Total recognized in net periodic pension cost and other comprehensive (loss)	$—	$(15)	$(12)

The following weighted average assumptions were used at December 31 in determining the plan’s pension benefit obligation:

	December 31,
	2025	2024
Discount rate	N/A	5.50%
Weighted average expected long-term rate of return on plan assets	5.00%	7.00%
The following weighted average assumptions were used at January 1 in determining the plan’s net periodic pension benefit cost:

	Year Ended December 31,
	2025	2024	2023
Discount rate	5.50%	4.75%	5.25%
Weighted average expected long-term rate of return on plan assets	5.00%	7.00%	7.00%
The following benefit payments are expected to be paid by the plan (in millions):

2026	$17
2027	—
2028	—
2029	—
2030	—
2030 to 2034	—
The following is a summary of the plan’s weighted average asset at December 31 by asset category:

	December 31,
Asset Category	2025	2024
Equity securities	0%	0%
Debt securities	100%	100%
Real estate	0%	0%
Total	100%	100%
Plan assets are invested in various pooled separate accounts under annuity contracts managed by two life underwriting enterprises. The plan’s investment policy provides that investments will be allocated in a manner designed to provide a long‑term investment return greater than the actuarial assumptions, maximize investment return commensurate with risk and to comply with the Employee Income Retirement Security Act of 1974, as amended (which we refer to as ERISA), by investing the funds in a manner consistent with ERISA’s fiduciary standards. The weighted average expected long-term rate of return on plan assets assumption was determined based on a review of the asset allocation strategy of the plan using expected ten-year return assumptions for all of the asset classes in which the plan was invested at December 31, 2025 and 2024. The return assumptions used in the valuation were based on data provided by the plan’s external investment advisors.

The following is a summary of the plan’s assets carried at fair value as of December 31 by level within the fair value hierarchy (in millions):

	December 31,
Fair Value Hierarchy	2025	2024
Level 1	$—	$—
Level 2	18	205
Level 3	2	107
Total fair value	$20	$312
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
The following is a reconciliation of the beginning and ending balances for the Level 3 assets of the plan measured at fair value (in millions):

	Year Ended December 31,
	2025	2024
Fair value at January 1	$107	$109
Settlements	(111)	(11)
Unrealized gain	6	9
Fair value at December 31	$2	$107
We were not required under the IRC to make any minimum contributions to the plan for each of the 2025, 2024 and 2023 plan years. This level of required funding is based on the plan being frozen and the aggregate amount of our historical funding. During 2025, 2024 and 2023 we did not make discretionary contributions to the plan.
We comply with the minimum funding requirements in the U.S., U.K. and Canada and make annual contributions to the Buck Pension Plans consistent with those funding requirements. We recognize the funded status of the Buck Pension Plans, measured as the difference between the fair value of the plan assets and the projected benefit obligation, in the accompanying December 31, 2025 and 2024 consolidated balance sheets.
We also have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2022, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or common stock of the Company. We expensed (net of plan forfeitures) $115 million, $105 million and $86 million related to the plan in 2025, 2024 and 2023 respectively. During 2023 and 2024, management determined the 5% employer matching contributions on eligible compensation to the 401(k) plan for the 2023 and 2024 plan years to be funded with our common stock, which were funded in February 2024 and 2025, respectively.

During 2025, management determined the 5% employer matching contributions on eligible compensation to the 401(k) plan for the 2025 plan year would be funded with our common stock, which is expected to be funded in February 2026.
We also have a nonqualified deferred compensation plan, the Supplemental Savings and Thrift Plan, for certain employees who, due to IRS rules, cannot take full advantage of our matching contributions under the 401(k) plan. The plan permits these employees to annually elect to defer a portion of their compensation until their retirement or a future date. Our matching contributions to this plan (up to a maximum of the lesser of a participant’s elective deferral of base salary, annual bonus and commissions or 5% of eligible compensation, less matching amounts contributed under the 401(k) plan) are also discretionary and annually determined by management. Matching contributions can be funded in cash or common stock of the Company. We expensed $17 million, $14 million and $12 million related to contributions made to a rabbi trust maintained under the plan in 2025, 2024 and 2023, respectively. During 2025, management determined the 5% employer matching contributions on eligible compensation to the plan for the 2025 plan year would be funded with our common stock, which is expected to be funded in February 2026. The fair value of the assets in the plan’s rabbi trust at December 31, 2025 and 2024, including employee contributions and investment earnings, was $1,046 million and $909 million, respectively, and has been included in other noncurrent assets and the corresponding liability has been included in other noncurrent liabilities in the accompanying consolidated balance sheet.
We also have several foreign benefit plans, the largest of which is a defined contribution plan that provides for us to make contributions of 5% of eligible compensation. In addition, the plan allows for voluntary contributions by U.K. employees, which we match 100%, up to a maximum of an additional 5% of eligible compensation. Net expense for foreign retirement plans amounted to $105 million, $93 million and $77 million in 2025, 2024 and 2023, respectively.
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
The components of lease expense are as follows (in millions):

Lease Components	Statement of Earnings Classification	Year ended
		December 31, 2025
Operating lease expense	Operating expense	$167
Variable lease expense	Operating expense	32
Sublease income	Investment income	(2)
Total net lease expense		$197
Variable lease cost consist primarily of common-area and other maintenance costs for our lease facilities, as well as variable lease payments related to indexed and/or market adjustments. Our sublease income derives primarily from a few office lease arrangements and we have no significant sublease losses.

Year ended
Supplemental Cash Flow Information Related to Leases (in millions)	December 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$155
Right-of-use assets obtained in exchange for new operating lease liabilities	$343
We present all noncash transactions related to adjustments to the lease liability or right-of-use asset as noncash transactions. This includes all noncash charges related to any modification or reassessment events triggering remeasurement.
Supplemental balance sheet information related to leases is as follows (in millions, except lease term and discount rate):

Lease Components	Balance Sheet Classification	December 31, 2025
Lease right-of-use assets	Right-of-use assets	$598
Other current lease liabilities	Accrued compensation and other current liabilities	131
Lease liabilities	Lease liabilities - noncurrent	515
Total lease liabilities		$646
Weighted-average remaining lease term, years		6.1
Weighted-average discount rate		4.9%
Maturities of operating lease liabilities for each of the next five years and thereafter are as follows (in millions):

2026	$173
2027	148
2028	111
2029	84
2030	73
Thereafter	184
Total lease payments	773
Less interest	(127)
Total	$646
Our leases have remaining lease terms of 0.0 years to 12.3 years, some of which may include options to extend the leases for up to 10.0 years and some of which may include options to terminate the leases.
As of December 31, 2025, we had $72 million of additional leases that have not yet commenced. These leases will commence in 2026 with lease terms of 6 months to 12.0 years.
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
We have not received or pledged any collateral related to derivative arrangements at December 31, 2025.
The notional and fair values of derivatives designated as hedging instruments are as follows at December 31, 2025 and 2024 (in millions):

		Derivative Assets		Derivative Liabilities
Instrument	Notional Amount	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
At December 31, 2025
Interest rate contracts	$1,500	Other current assets	$7	Accrued compensation and	$8
		Other noncurrent assets	—	other current liabilities
				Other noncurrent liabilities	—
Foreign exchange contracts (1)	399	Other current assets	8	Accrued compensation and	1
				other current liabilities
		Other noncurrent assets	8	Other noncurrent liabilities	3
Total	$1,899		$23		$12
At December 31, 2024
Interest rate contracts	$—	Other current assets	$—	Accrued compensation and	$—
		Other noncurrent assets	—	other current liabilities
				Other noncurrent liabilities	—
Foreign exchange contracts (1)	24	Other current assets	6	Accrued compensation and	2
				other current liabilities
		Other noncurrent assets	3	Other noncurrent liabilities	3
Total	$24		$9		$5
(1)Included within foreign exchange contracts at December 31, 2025 were $790 million of call options offset with $790 million of put options, and no buy forwards, offset with $399 million of sell forwards. Included within foreign exchange contracts at December 31, 2024 were $595 million of call options offset with $595 million of put options, and $1 million of buy forwards offset with $26 million of sell forwards.
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

The effect of cash flow hedge accounting on accumulated other comprehensive loss were as follows (in millions):

Instrument	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss (1)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Earnings	Amount of Gain (Loss) Recognized in Earnings Related to Amount Excluded from Effectiveness Testing	Statement of Earnings Classification
Year ended December 31, 2025
Interest rate contracts	$(16)	$(1)	$—	Interest expense
Foreign exchange contracts	(5)	(13)	—	Commission revenue
		(1)	1	Compensation expense
		(1)	—	Operating expense
Total	$(21)	$(16)	$1
Year ended December 31, 2024
Interest rate contracts	$(6)	$(1)	$—	Interest expense
Foreign exchange contracts	(11)	(2)	—	Commission revenue
		(2)	1	Compensation expense
		(2)	—	Operating expense
Total	$(17)	$(7)	$1
(1)During 2025, the amount excluded from the assessment of hedge effectiveness for our foreign exchange contracts recognized in accumulated other comprehensive loss was a gain of $2 million.
We estimate that approximately $21 million of pretax gain currently included within accumulated other comprehensive income will be reclassified into earnings in the next twelve months.
15. Commitments, Contingencies and Off-Balance Sheet Arrangements
In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. See Note 7 to these consolidated financial statements for additional discussion of these obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note purchase agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase commitments at December 31, 2025 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Senior Notes	$—	$750	$—	$750	$—	$8,050	$9,550
Note purchase agreements	640	478	200	350	466	1,189	3,323
Credit Agreement	—	—	—	—	—	—	—
Premium Financing Debt Facility	226	—	—	—	—	—	226
Interest on debt	612	593	539	528	473	6,117	8,862
Total debt obligations	1,478	1,821	739	1,628	939	15,356	21,961
Operating lease obligations	173	148	111	84	73	184	773
Less sublease arrangements	(3)	(2)	(2)	(2)	—	—	(9)
Outstanding purchase obligations	278	227	101	50	26	42	724
Total contractual obligations	$1,926	$2,194	$949	$1,760	$1,038	$15,582	$23,449
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
Operating Lease Obligations - Our corporate segment’s executive offices and certain subsidiary and branch facilities of our brokerage and risk management segments are located in a building we own at 2850 Golf Road, Rolling Meadows, Illinois, where we have approximately 360,000 square feet of space and can accommodate approximately 2,000 employees. Relating to the development of our corporate headquarters, we expect to receive property tax related credits under a tax-increment financing note from Rolling Meadows and an Illinois state Economic Development for a Growing Economy (which we refer to as EDGE) tax credit. Since inception in 2017 through 2025, we have earned approximately $75 million of Edge credits, with fiscal year 2025 representing the final year of EDGE credit generation.
We generally operate in leased premises at our other locations. Certain of these leases have options permitting renewals for additional periods. In addition to minimum fixed rentals, a number of leases contain annual escalation clauses which are generally related to increases in an inflation index.
Total rent expense, including rent relating to cancelable leases and leases with initial terms of less than one year, amounted to $208 million in 2025, $183 million in 2024 and $184 million in 2023.
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
Outstanding Purchase Obligations - We typically do not have a material amount of outstanding purchase obligations at any point in time. The amount disclosed in the contractual obligations table above represents the aggregate amount of unrecorded purchase obligations that we had outstanding at December 31, 2025. These obligations represent agreements to purchase goods or services that were executed in the normal course of business.
Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2025 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2026	2027	2028	2029	2030	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$14	$14
Financial guarantees	—	—	—	—	—	50	50
Total commitments	$—	$—	$—	$—	$—	$64	$64
Since commitments may expire unused, the amounts presented in the table above do not necessarily reflect our actual future cash funding requirements. See the Off-Balance Sheet Debt section below for a discussion of letters of credit. All of the letters of credit represent multiple year commitments that have annual, automatic renewing provisions and are classified by the latest commitment date.
Substantially all of the purchase agreements related to these acquisitions we do contain provisions for potential earnout obligations. For all of our acquisitions made in the period from 2022 to 2025 that contain potential earnout obligations, such obligations are measured at fair value as of the acquisition date and are included on that basis in the recorded purchase price consideration for the respective acquisition. The amounts recorded as earnout payables are primarily based upon estimated future potential operating results of the acquired entities over a two- to three-year period subsequent to the acquisition date. The aggregate amount of the maximum earnout obligations related to these acquisitions was $1,518 million, of which $773 million was recorded in our consolidated balance sheet as of December 31, 2025 based on the estimated fair value of the expected future payments to be made, of which approximately $535 million can be settled in cash or common stock at our option and $238 million must be settled in cash.
Off-Balance Sheet Debt - Our unconsolidated investment portfolio includes investments in enterprises where our ownership interest is between 1% and 50%, in which management has determined that our level of influence and economic interest is not sufficient to require consolidation. As a result, these investments are accounted for under the equity method. None of these unconsolidated investments had any outstanding debt at December 31, 2025 and 2024 that was recourse to us.
At December 31, 2025, we had posted one letter of credit related to our self-insurance deductibles, for which we had a recorded liability of $11 million. We have an equity investment in a rent-a-captive facility, which we use as a placement facility for certain of our insurance brokerage operations. At December 31, 2025, we had posted eleven letters of credit totaling $13 million to allow certain of our captive operations to meet minimum statutory surplus requirements plus additional collateral related to premium and claim funds held in a fiduciary capacity and one letter of credit totaling $1 million for collateral related to claim funds held in a fiduciary capacity by a recent acquisition. These letters of credit have never been drawn upon.
Our commitments associated with outstanding letters of credit, financial guarantees and funding commitments at December 31, 2025 were as follows (all dollar amounts in table are in millions):

Description, Purpose and Trigger	Collateral	Compensation to Us	Maximum Exposure	Liability Recorded
Credit support under letters of credit (LOC) for deductibles due by us on our own insurance coverages - expires 2028	None	None	$—	$11
Trigger - We do not reimburse the insurance companies for deductibles the insurance companies advance on our behalf
Credit enhancement under letters of credit for our captive insurance operations to meet minimum statutory capital requirements - expires 2028	None	Reimbursement of LOC fees	13	—
Trigger - Dissolution or catastrophic financial results of the operation
Collateral related to claims funds held in a fiduciary capacity by a recent acquisition - expires 2028	None	None	1	—
Trigger - Claim payments are not made
			$14	$11
(1)The guarantees are collateralized by shares in minority holdings of our Canadian operating companies.
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
Contingent Liabilities - We purchase insurance to provide protection from E&O claims that may arise during the ordinary course of business. Currently we retain the first $15 million of each and every E&O claim. In addition, we retain, in aggregate up to another $2 million between $15 million and $100 million, plus up to another $10 million between $100 million and $200 million, and up to another $20 million between $200 million and $400 million. We have historically maintained self-insurance reserves for the portion of our E&O exposure that is not insured. We periodically determine a range of possible reserve levels using actuarial techniques that rely heavily on projecting historical claim data into the future. Our E&O reserve in the December 31, 2025 consolidated balance sheet is above the lower end of the most recently determined actuarial range by $8 million and below the upper end of the actuarial range by $9 million. We can make no assurances that the historical claim data used to project the current reserve levels will be indicative of future claim activity. Thus, the E&O reserve level and corresponding actuarial range could change in the future as more information becomes known, which could materially impact the amounts reported and disclosed herein.
16. Income Taxes
We and our principal domestic subsidiaries are included in a consolidated U.S. federal income tax return. Our international subsidiaries file various income tax returns in their jurisdictions. Significant components of earnings before income taxes and the provision for income taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Earnings before income taxes:
United States	$1,211	$972	$605
Foreign, principally Australia, Canada, New Zealand and the U.K.	660	903	580
Total earnings before income taxes	$1,871	$1,875	$1,185
Provision for income taxes:
Federal:
Current	$39	$38	$(22)
Deferred	94	112	113
	133	150	91
State and local:
Current	42	53	(15)
Deferred	(8)	(1)	43
	34	52	28
Foreign:
Current	224	194	213
Deferred	(23)	8	(113)
	201	202	100
Provision for income taxes	$368	$404	$219
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires a company to disclose specified additional information in its income tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires the company to disaggregate its income taxes paid disclosure by federal, state and foreign taxes, with further disaggregation required for significant individual jurisdictions

We have adopted ASU 2023-09 using a prospective transition method. A reconciliation of the provision for income taxes with the U.S. federal statutory income tax rate is as follows (in millions, except percentages):

	Year Ended December 31,
	2025
	Amount	% of Pretax Earnings
U.S. federal statutory income tax	$393	21.0%
Domestic federal:
Tax credits	(19)	(1.0)
Non taxable / nondeductible items
Excess tax benefits on share-based payments	(77)	(4.1)
Nondeductible executive compensation (IRC 162(m))	24	1.3
Other	5	0.3
Cross-border tax laws
Income (loss) from branches / disregarded entities (1)	(57)	(3.1)
Other	16	0.9
Changes in valuation allowance (2)	41	2.2
Other (2)	(51)	(2.7)
Domestic state and local income taxes, net of federal benefits *	25	1.3
Foreign tax effects:
U.K.:
Nontaxable / nondeductible items
Earnout liability adjustments	22	1.2
Other	37	2.0
Other foreign jurisdiction (3)	1	0.1
Changes in unrecognized tax benefits	8	0.4
Provision for income taxes	$368	19.7%
(1)Includes foreign tax credit benefits of $33 million.
(2)In 2025, we completed the sale of the Pronto Group that resulted in a $40 million U.S. federal capital loss. A valuation allowance was recorded against the related deferred tax asset; therefore, no income tax benefit was recognized, and deferred tax assets associated with the transaction were written off.
(3)We have determined that none of the remaining foreign jurisdictions for which there are foreign tax effects reconciling items meet the 5% threshold in any of the years presented.
* In 2025, state and local income taxes in California, New York, Pennsylvania, Florida and New Jersey comprised the majority of the state and local income taxes, net of federal effect category.

The following is a reconciliation of the U.S. federal statutory income tax rate to our effective rate for the years 2024 and 2023 in accordance with the guidance prior to the adoption of ASU 2023-09 (in millions, except percentages):

	Year Ended December 31,
	2024		2023
	Amount	% of Pretax Earnings	Amount	% of Pretax Earnings
Federal statutory rate	$394	21.0%	$249	21.0%
State income taxes - net of federal benefit	61	3.3	50	4.2
Differences related to non U.S. operations	(14)	(0.7)	(21)	(1.7)
Alternative energy and other tax credits	(9)	(0.5)	(8)	(0.7)
Other permanent differences	43	2.3	27	2.3
Stock-based compensation	(89)	(4.7)	(76)	(6.4)
Changes in unrecognized tax benefits	7	0.4	12	1.0
Change in valuation allowance	10	0.5	4	0.3
Change in tax rates	1	—	(18)	(1.5)
Provision for income taxes	$404	21.6%	$219	18.5%

A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows (in millions):

	December 31,
	2025	2024
Gross unrecognized tax benefits at January 1	$25	$25
Increases in tax positions for current year	5	1
Settlements	—	(3)
Lapse in statute of limitations	(1)	(5)
Increases in tax positions for prior years	1	17
Decreases in tax positions for prior years	—	(10)
Gross unrecognized tax benefits at December 31	$30	$25
The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $30 million and $25 million at December 31, 2025 and 2024, respectively. We accrue interest and penalties related to unrecognized tax benefits in our provision for income taxes. At December 31, 2025 and 2024, we had accrued interest and penalties related to unrecognized tax benefits of $14 million and $10 million, respectively.
We file income tax returns in the U.S. and in various state, local and foreign jurisdictions. We are routinely examined by tax authorities in these jurisdictions. At December 31, 2025, our corporate returns had been examined by the IRS or the statute had lapsed through calendar year 2021. The IRS is currently examining the Company's U.S. federal income tax return for the tax year ended December 31, 2022. The examination remains ongoing. In addition, from 2021 forward, various state and foreign jurisdictions remain open.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	December 31,
	2025	2024
Deferred tax assets:
Tax credit carryforwards	$713	$772
Accrued and unfunded compensation and employee benefits	494	356
Amortizable intangible assets	560	177
Compensation expense related to equity plans	113	97
Accrued liabilities	176	126
Depreciable fixed assets	—	22
Net operating loss carryforwards	270	163
Capital loss carryforwards	56	8
Interest expense limitation	174	2
Lease liabilities	166	106
Revenue recognition	—	5
Other	7	3
Total deferred tax assets	2,729	1,837
Valuation allowance for deferred tax assets	(264)	(177)
Deferred tax assets	2,465	1,660
Deferred tax liabilities:
Nondeductible amortizable intangible assets	2,372	647
Accrued pension liability	2	9
Depreciable fixed assets	22	—
Right-of-use assets	154	97
Hedging instruments	34	36
Other prepaid items	30	16
Revenue recognition	124	—
Other	4	2
Total deferred tax liabilities	2,742	807
Net deferred tax (liabilities) assets	$(277)	$853
At December 31, 2025 and 2024, $319 million and $106 million, respectively, of deferred tax liabilities have been included in noncurrent liabilities in the accompanying consolidated balance sheet. General business and other tax credits of $674 million begin to expire, if not utilized, in 2032 and state credits, net of federal benefit, of $40 million, begin to expire, if not utilized in 2026. Net operating loss carryforwards of $270 million, related to federal, state and foreign begin to expire, if not utilized in 2026. We expect the historically favorable trend in earnings before income taxes to continue in the foreseeable future. Valuation allowances have been established for certain foreign intangible assets (including nondeductible amortization and earnout payable expenses) and various state net operating loss carryforwards that may not be utilized in the future.
At December 31, 2025, foreign earnings in all jurisdictions are considered indefinitely reinvested offshore.
Current U.S. tax law requires U.S. shareholders to include in income certain “global intangible low-taxed income” (which we refer to as GILTI) beginning in 2018. Our policy is to include the GILTI income in the future period when the tax arises and we recorded income tax expense on such income in 2025, 2024 and 2023. Current U.S. tax law includes the U.S. Base Erosion and Anti-Abuse Tax (which we refer to as BEAT) beginning in 2018. Based on our analysis, we determined that our base erosion payments do not exceed the threshold for applicability for the years in 2025, 2024 and 2023, and we do not currently anticipate any significant long-term impact from the BEAT in our provision for income taxes in future periods.
17. Supplemental Disclosures of Cash Flow Information

	Year ended December 31,
Supplemental disclosures of cash flow information (in millions):	2025	2024	2023
Interest paid	$575	$347	$271
Income taxes paid, net	341	331	226

Year ended December 31,
Income taxes paid (in millions)	2025
Federal	$42
State
California	19
Other	38
Foreign
U.K.	117
Australia	31
New Zealand	26
Other	68
Total foreign	242
Income taxes paid, net	$341

The following is a reconciliation of our end of period cash, cash equivalents, restricted cash and fiduciary cash balances as presented in the consolidated statement of cash flows for the years ended December 31, 2025, 2024 and 2023 (in millions):

	December 31,
	2025	2024	2023
Cash and cash equivalents - non-restricted cash	$1,155	$14,759	$781
Cash and cash equivalents - restricted cash	241	228	190
Total cash and cash equivalents	$1,396	$14,987	$971
Fiduciary cash	7,142	5,481	5,572
Total cash, cash equivalents, restricted cash and fiduciary cash	$8,538	$20,468	$6,543
Total cash and cash equivalents, restricted cash and fiduciary cash at December 31, 2025 and December 31, 2024, include $2,916 million and $15,372 million, respectively, of income earning money market accounts. The decrease in cash invested in money market accounts between years is primarily due to the proceeds received from the AssuredPartners Financing ($13.5 billion) and proceeds received in January 2025 from the exercise by the underwriters of the overallotment provision related to the follow-on-common stock offering ($1.3 billion) which was used to fund the acquisition of AssuredPartners that closed on August 18, 2025. Refer to Note 3 for more information regarding the AssuredPartners Financing. The dividend income on money market accounts was recorded in interest income, premium finance and other income in our consolidated statement of earnings, which increased $296 million during 2025 ($363 million of which related to the proceeds from the AssuredPartners financing) to $769 million for the year ended December 31, 2025 compared to $473 million for the year ended December 31, 2024.
We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pre-tax and Roth elective deferrals up to a maximum of 5% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the Company will be discretionary and annually determined by management.

Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or the common stock of the Company. We expensed (net of plan forfeitures) $115 million, $105 million and $86 million related to the plan in 2025, 2024 and 2023, respectively. During 2024, management determined the 5% employer matching contributions on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which was funded in February 2025. During 2025, management determined the 5% employer matching contributions on eligible compensation to the 401(k) plan for the 2025 plan year to be funded with our common stock, which is expected to be funded in February 2026.
18. Accumulated Other Comprehensive Loss
The after-tax components of our accumulated comprehensive loss attributable to controlling interests consist of the following (in millions):

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Instruments	Accumulated Comprehensive Loss
Balance as of January 1, 2022	$(49)	$(1,125)	$34	$(1,140)
Net change in period	12	258	78	348
Balance as of December 31, 2023	(37)	(867)	112	(792)
Net change in period	14	(365)	(8)	(359)
Balance as of December 31, 2024	(23)	(1,232)	104	(1,151)
Net change in period	—	630	(4)	626
Balance as of December 31, 2025	$(23)	$(602)	$100	$(525)
The foreign currency translation in 2025, 2024 and 2023 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand, the U.K. and other non‑U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, British pound, Canadian dollar, and New Zealand dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non‑U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during 2025 primarily relates to goodwill (see Note 6 to these consolidated financial statements for the impact on goodwill) and amortizable intangible assets held by operations with a non‑U.S. dollar functional currency.
During 2025, 2024 and 2023, $16 million of expense, $7 million of expense and $3 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During 2025, 2024 and 2023, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.
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
Revenues in the corporate segment consist of other income related to the run-off of legacy investments. In addition, the corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs, the impact of foreign currency remeasurement and clean energy investments.
Allocations of investment income and certain expenses are based on reasonable assumptions and estimates primarily using revenue, headcount and other information. We allocate the provision for income taxes to the brokerage and risk management segments using the local country statutory rates. Reported operating results by segment would change if different methods were applied.
Our Chief Operating Decision Maker (which we refer to as CODM) who is our Chairman and Chief Executive Officer, analyzes and evaluates the operating performance of the three reportable segments presented below. We have disclosed for each reportable segment the significant expense categories that are reviewed by the CODM and there are no additional significant expenses within the expense categories presented in the tables below. The key areas of focus by the CODM for allocation of resources are revenues from each reportable segment, as well as their compensation and operating expenses.

Financial information relating to our segments for 2025, 2024 and 2023 is as follows (in millions):

Year Ended December 31, 2025	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$8,024	$—	$—	$8,024
Fees	2,646	1,549	—	4,195
Supplemental revenues	466	—	—	466
Contingent revenues	324	—	—	324
Interest income, premium finance revenues and other income	732	36	1	769
Revenues before reimbursements	12,192	1,585	1	13,778
Reimbursements	—	164	—	164
Total revenues	12,192	1,749	1	13,942
Compensation	6,660	974	208	7,842
Operating	1,676	298	284	2,258
Reimbursements	—	164	—	164
Interest	—	—	639	639
Depreciation	159	40	7	206
Amortization	894	22	—	916
Change in estimated acquisition earnout payables	44	2	—	46
Total expenses	9,433	1,500	1,138	12,071
Earnings (loss) before income taxes	2,759	249	(1,137)	1,871
Provision (benefit) for income taxes	707	66	(405)	368
Net earnings (loss)	2,052	183	(732)	1,503
Net earnings (loss) attributable to noncontrolling interests	9	—	—	9
Net earnings (loss) attributable to controlling interests	$2,043	$183	$(732)	$1,494
Net foreign exchange (loss)	$(5)	$(1)	$(48)	$(54)
Revenues:
United States	$8,003	$1,387	$1	$9,391
United Kingdom	2,372	105	—	2,477
Australia	344	242	—	586
Canada	387	8	—	395
New Zealand	207	—	—	207
Other foreign	879	7	—	886
Total revenues	$12,192	$1,749	$1	$13,942
At December 31, 2025
Identifiable assets:
United States	$25,203	$1,335	$16,701	$43,239
United Kingdom	15,161	443	—	15,604
Australia	1,919	460	—	2,379
Canada	1,731	9	—	1,740
New Zealand	776	8	—	784
Other foreign	6,755	19	145	6,919
Total identifiable assets	$51,545	$2,274	$16,846	$70,665
Goodwill - net	$22,078	$497	$18	$22,593
Amortizable intangible assets - net	10,483	201	—	10,684

Year Ended December 31, 2024	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$6,694	$—	$—	$6,694
Fees	2,193	1,414	—	3,607
Supplemental revenues	359	—	—	359
Contingent revenues	268	—	—	268
Interest income, premium finance revenues and other income	420	37	16	473
Revenues before reimbursements	9,934	1,451	16	11,401
Reimbursements	—	154	—	154
Total revenues	9,934	1,605	16	11,555
Compensation	5,502	882	138	6,522
Operating	1,363	279	112	1,754
Reimbursements	—	154	—	154
Interest	—	—	381	381
Depreciation	133	38	7	178
Amortization	651	14	—	665
Change in estimated acquisition earnout payables	26	—	—	26
Total expenses	7,675	1,367	638	9,680
Earnings (loss) before income taxes	2,259	238	(622)	1,875
Provision (benefit) for income taxes	573	63	(232)	404
Net earnings (loss)	1,686	175	(390)	1,471
Net earnings (loss) attributable to noncontrolling interests	8	—	—	8
Net earnings (loss) attributable to controlling interests	$1,678	$175	$(390)	$1,463
Net foreign exchange gain (loss)	$1	$—	$(1)	$—
Revenues:
United States	$6,104	$1,308	$16	$7,428
United Kingdom	2,168	57	—	2,225
Australia	349	226	—	575
Canada	409	7	—	416
New Zealand	203	7	—	210
Other foreign	701	—	—	701
Total revenues	$9,934	$1,605	$16	$11,555
At December 31, 2024
Identifiable assets:
United States	$20,910	$1,110	$16,029	$38,049
United Kingdom	16,051	150	—	16,201
Australia	1,767	382	—	2,149
Canada	1,684	6	—	1,690
New Zealand	719	14	—	733
Other foreign	5,308	—	125	5,433
Total identifiable assets	$46,439	$1,662	$16,154	$64,255
Goodwill - net	$11,923	$328	$19	$12,270
Amortizable intangible assets - net	4,413	117	—	4,530

Year Ended December 31, 2023	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$5,865	$—	$—	$5,865
Fees	1,885	1,260	—	3,145
Supplemental revenues	314	—	—	314
Contingent revenues	235	—	—	235
Interest income, premium finance revenues and other income	338	28	2	368
Revenues before reimbursements	8,637	1,288	2	9,927
Reimbursements	—	145	—	145
Total revenues	8,637	1,433	2	10,072
Compensation	4,769	777	135	5,681
Operating	1,272	257	160	1,689
Reimbursements	—	145	—	145
Interest	—	—	297	297
Depreciation	124	36	5	165
Amortization	524	8	—	532
Change in estimated acquisition earnout payables	377	1	—	378
Total expenses	7,066	1,224	597	8,887
Earnings (loss) before income taxes	1,571	209	(595)	1,185
Provision (benefit) for income taxes	402	55	(238)	219
Net earnings (loss)	1,169	154	(357)	966
Net earnings (loss) attributable to noncontrolling interests	6	—	(10)	(4)
Net earnings (loss) attributable to controlling interests	$1,163	$154	$(347)	$970
Net foreign exchange (loss)	$—	$(10)	$—	$(10)
Revenues:
United States	$5,216	$1,209	$2	$6,427
United Kingdom	1,946	47	—	1,993
Australia	312	155	—	467
Canada	398	6	—	404
New Zealand	192	16	—	208
Other foreign	573	—	—	573
Total revenues	$8,637	$1,433	$2	$10,072
At December 31, 2023
Identifiable assets:
United States	$21,764	$1,026	$2,521	$25,311
United Kingdom	16,000	130	—	16,130
Australia	1,969	469	—	2,438
Canada	1,693	4	—	1,697
New Zealand	773	20	—	793
Other foreign	5,247	—	—	5,247
Total identifiable assets	$47,446	$1,649	$2,521	$51,616
Goodwill - net	$11,218	$239	$19	$11,476
Amortizable intangible assets - net	4,428	205	—	4,633

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arthur J. Gallagher & Co.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Arthur J. Gallagher & Co. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, the related notes and the financial statement schedule listed in the Index at Item 15(2)(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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

Business acquisitions - valuation of acquired expiration lists

Description of the Matter
As described in Note 3 to the consolidated financial statements, the Company completed 33 acquisitions during 2025 for total net consideration of $16,348 million. All the acquisitions have been accounted for using the acquisition method for recording business combinations. The excess of the purchase price over the estimated fair value of the net assets acquired, including identifiable intangible assets, at the acquisitions date was allocated to goodwill. Identifiable intangible assets from the acquisitions consists primarily of acquired expiration lists of $7,020 million. Provisional estimates of fair value are established on the closing date of each acquisition and are subsequently reviewed and finalized within twelve months of the acquisition date. Auditing the accounting for these acquisitions involved subjectivity in evaluating management’s estimates, specifically, the identification and measurement of expiration lists. The Company, with the assistance of a third-party valuation firm, as applicable, used the excess earnings method to measure the fair value of the expiration lists to finalize the accounting for its acquisitions. The significant assumptions used to estimate the fair value of the expiration lists included, attrition rates, and discount rates. These assumptions are forward‑looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over management’s review of significant assumptions used to determine the fair value of expiration lists of the acquisitions for which management finalized its accounting. For select acquisitions, to test the estimated fair value of expiration lists, our audit procedures included, among other things, testing the significant assumptions, including, attrition rates, and discount rates, used to value the expiration lists for acquisitions that the Company has deemed the accounting as final. We have also tested the completeness and accuracy of the underlying data supporting the fair value estimates and compared the above assumptions to the historical results of the acquired companies, past performance of similar acquisitions by the Company, and current market conditions. For select acquisitions, we utilized the assistance of our valuation specialists to evaluate the methods and assumptions used to determine the fair value of expiration lists.

/s/ Ernst & Young LLP
Ernst & Young LLP

We have served as the Company’s auditor since 1973
Chicago, Illinois
February 17, 2026

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Frame work issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
In conducting our assessment of the effectiveness of its internal control over financial reporting, we have excluded 14 of the 33 entities acquired in 2025, which are included in our 2025 consolidated financial statements. Collectively, these acquired entities constituted approximately 6.6% of total assets as of December 31, 2025, approximately 7.7% of total revenues, and approximately (1.0)% of net earnings for the year then ended.
Based on our assessment under the 2013 framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025. In addition, the effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Arthur J. Gallagher & Co.
Rolling Meadows, Illinois
February 17, 2026

/s/ J. Patrick Gallagher, Jr.	/s/ Douglas K. Howell
J. Patrick Gallagher, Jr. Chairman and Chief Executive Officer	Douglas K. Howell Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Arthur J. Gallagher & Co.
Opinion on Internal Control Over Financial Reporting
We have audited Arthur J. Gallagher & Co.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Arthur J. Gallagher & Co (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 14 of the 33 entities acquired in 2025, which are included in the 2025 consolidated financial statements of the Company and constituted approximately 6.6% of total assets as of December 31, 2025, approximately 7.7% of total revenues, and approximately (1.0)% of net earnings for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of these acquired entities.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of earnings, comprehensive earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(2)(a) and our report dated February 17, 2026 expressed an unqualified opinion thereon.
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
February 17, 2026

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
Design and Evaluation of Internal Control over Financial Reporting.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we included a report of management’s assessment of the design and effectiveness of our internal controls as part of this annual report for the fiscal year ended December 31, 2025. Our independent registered public accounting firm also attested to, and reported on, the effectiveness of internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in Item 8, “Financial Statements and Supplementary Data,” under the captions entitled “Management’s Report on Internal Control Over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.”
Changes in Internal Control over Financial Reporting.
During the three-month period ended December 31, 2025, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the three-month period ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Our 2026 Proxy Statement will include the information required by this item under the headings “Election of Directors,” “Other Board Matters,” “Board Committees,” “Insider Trading Policy” and, if necessary, “Delinquent Section 16(a) Reports,” which we incorporate herein by reference.
Item 11. Executive Compensation.
Our 2026 Proxy Statement will include the information required by this item under the headings “Compensation Committee Report” and “Compensation Discussion and Analysis,” which we incorporate herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Our 2026 Proxy Statement will include the information required by this item under the headings “Security Ownership by Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which we incorporate herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Our 2026 Proxy Statement will include the information required by this item under the headings “Certain Relationships and Related Transactions” and “Other Board Matters,” which we incorporate herein by reference.
Item 14. Principal Accountant Fees and Services.
Our independent registered public accounting firm is Ernst & Young LLP, Chicago, Illinois, Auditor Firm ID: 42.
Our 2026 Proxy Statement will include the information required by this item under the heading “Ratification of Appointment of Independent Auditor - Principal Accountant Fees and Services,” which we incorporate herein by reference.
Part IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as a part of this report:
1.Consolidated Financial Statements:
(a)Consolidated Statement of Earnings for each of the three years in the period ended December 31, 2025.
(b)Consolidated Balance Sheet as of December 31, 2025 and 2024.
(c)Consolidated Statement of Cash Flows for each of the three years in the period ended December 31, 2025.
(d)Consolidated Statement of Stockholders’ Equity for each of the three years in the period ended December 31, 2025.
(e)Notes to Consolidated Financial Statements.
(f)Report of Independent Registered Public Accounting Firm on Financial Statements.
(g)Management’s Report on Internal Control Over Financial Reporting.
(h)Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.
2.Consolidated Financial Statement Schedules required to be filed by Item 8 of this Form:
(a)Schedule II - Valuation and Qualifying Accounts.
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

*10.2
Form of Indemnity Agreement between Arthur J. Gallagher & Co. and each of our directors and executive officers (incorporated by reference to Exhibit 10.3 to our Form 10-K Annual Report for 2024, File No. 1-09761).

*10.3
Arthur J. Gallagher & Co. Deferral Plan for Nonemployee Directors (amended and restated as of February 1, 2022) (incorporated by reference to Exhibit 10.12 to our Form 10-K Annual Report for 2022, File No. 1-09761).

*10.4
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

*10.6
The Arthur J. Gallagher & Co. Supplemental Savings and Thrift Plan, as amended and restated effective October 20, 2020 (incorporated by reference to Exhibit 10.15 to our Form 10-K Annual Report for 2020, File No. 1-09761).

*10.7
Arthur J. Gallagher & Co., Deferred Equity Participation Plan (as amended and restated as of February 20, 2021) (incorporated by reference to Exhibit 10.16 to our Form 10-Q for the quarterly period ended March 31, 2021 File No. 1 09761).

*10.8	Form of Deferred Equity Participation Plan Award Agreement (incorporated by reference to Exhibit 10.16.1 to our Form 10-K Annual Report for 2022, File No. 1-09761).
*10.9
Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.17 to our Form 10-K Annual Report for 2008, File No. 1-09761).

*10.10
First Amendment to the Arthur J. Gallagher & Co. Severance Plan (effective September 15, 1997, as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.1 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2010, File No. 1-09761).

*10.11
Arthur J. Gallagher & Co. Deferred Cash Participation Plan, amended and restated as of September 11, 2018 (incorporated by reference to Exhibit 10.18 to our Form 10-K Annual Report for 2019, File No. 1-09761).

*10.12	Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.42.1 to our Form 10-K Annual Report for 2022, File No. 1-09761).
*10.13	Form of Long-Term Incentive Plan Stock Option Award Agreement (incorporated by reference to Exhibit 10.42.2 to our Form 10-K Annual Report for 2022, File No. 1-09761).
*10.14	Form of Long-Term Incentive Plan Stock Appreciation Rights Award Agreement (incorporated by reference to Exhibit 10.42.3 to our Form 10-K Annual Report for 2010, File No. 1-09761).
*10.15
Form of Long-Term Incentive Plan Restricted Stock Unit Award Agreement for executive officers over the age of 55 (incorporated by reference to Exhibit 10.42.4 to our Form 10-K Annual Report for 2022, File No. 1-09761).

*10.16	Form of Long-Term Incentive Plan Stock Option Award Agreement for executive officers (incorporated by reference to Exhibit 10.17 to our Form 10-K Annual Report for 2023, File No. 1-09761).
*10.17	Arthur J. Gallagher & Co. Performance Unit Program (incorporated by reference to Exhibit 10.43 to our Form 10-Q Quarterly Report for the quarterly period ended June 30, 2007, File No. 1-09761).
*10.18	Form of Performance Unit Grant Agreement under the Performance Unit Program (incorporated by reference to Exhibit 10.43.1 to our Form 10-K Annual Report for 2022, File No. 1-09761).
*10.19
Form of Performance Unit Grant Agreement under the Long-Term Incentive Plan for executive officers (incorporated by reference to Exhibit 10.20 to our Form 10-K Annual Report for 2023, File No. 1-09761).

*10.20	Arthur J. Gallagher & Co. 2017 Long-Term Incentive Plan (incorporated by reference to Exhibit 4.8 to our Form S-8 Registration Statement, File No. 333-221274).
*10.21	Arthur J. Gallagher & Co. U.K. Employee Share Incentive Plan (incorporated by reference to Exhibit 4.3 to our Form S-8 Registration Statement, File No. 333-258331).
*10.22
Form of Partnership Share Agreement under the Arthur J. Gallagher & Co. U.K. Employee Share Incentive Plan (incorporated by reference to Exhibit 4.4 to our Form S-8 Registration Statement, File No. 333-258331).

*10.23	Arthur J. Gallagher & Co. 2022 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K Current Report dated May 13, 2022 File No. 1-09761).
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to our Form 10-K Annual Report for 2024, File No. 1-09761).
21.1	Subsidiaries of Arthur J. Gallagher & Co., including state or other jurisdiction of incorporation or organization.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.
97	Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97 to our Form 10-K Annual Report for 2023, File No. 1-09761).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded linkbases document.
104	Cover Page Interactive Data File formatted in Inline XBRL (included as Exhibit 101).
All other exhibits are omitted because they are not applicable, or not required, or because the required information is included in our consolidated financial statements or the notes thereto. The registrant agrees to furnish to the Securities and Exchange Commission upon request a copy of any long-term debt instruments that have been omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K.
^Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any exhibits or schedules so furnished.
*Such exhibit is a management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to item 601 of Regulation S-K.
Item 16. Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February, 2026.

ARTHUR J. GALLAGHER & CO.
By	/S/ J. PATRICK GALLAGHER, JR.
J. Patrick Gallagher, Jr.
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on the 17th day of February, 2026 by the following persons on behalf of the Registrant in the capacities indicated.

Name	Title
/S/ J. PATRICK GALLAGHER, JR.	Chairman, Chief Executive Officer and Director (Principal Executive Officer)
J. Patrick Gallagher, Jr.

/S/ DOUGLAS K. HOWELL	Vice President and Chief Financial Officer (Principal Financial Officer)
Douglas K. Howell

/S/ RICHARD C. CARY	Controller (Principal Accounting Officer)
Richard C. Cary

*SHERRY BARRAT	Director
Sherry Barrat

*DEBORAH CAPLAN	Director
Deborah Caplan

*TERESA CLARKE	Director
Teresa Clarke

* JOHN COLDMAN	Director
John Coldman

* RICHARD HARRIES	Director
Richard Harries

Director
David Johnson

*CHRIS.MISKEL	Director
Chris Miskel

* RALPH NICOLETTI	Director
Ralph Nicoletti

*NORMAN ROSENTHAL	Director
Norman Rosenthal

*By:	/S/ WALTER D. BAY
Walter D. Bay, Attorney-in-Fact

Schedule II
Arthur J. Gallagher & Co.
Valuation and Qualifying Accounts

	Balance at Beginning of Year	Amounts Recorded in Earnings	Adjustments		Balance at End of Year

	(In millions)
Year ended December 31, 2025
Allowance for credit losses on trade receivables and accounts receivables	$22	$15	$12	(1)	$49
Allowance for estimated policy cancellations	13	6	4	(2)	23
Valuation allowance for deferred tax assets	177	87	—		264
Accumulated amortization of expiration
lists, non-compete agreements and trade names	4,472	916	181	(3)	5,569
Year ended December 31, 2024
Allowance for credit losses on trade receivables and accounts receivables	$23	$12	$(13)	(1)	$22
Allowance for estimated policy cancellations	10	3	—	(2)	13
Valuation allowance for deferred tax assets	196	(19)	—		177
Accumulated amortization of expiration
lists, non-compete agreements and trade names	3,874	665	(67)	(3)	4,472
Year ended December 31, 2023
Allowance for credit losses on trade receivables and accounts receivables	$11	$26	$(14)	(1)	$23
Allowance for estimated policy cancellations	9	—	1	(2)	10
Valuation allowance for deferred tax assets	135	61	—		196
Accumulated amortization of expiration
lists, non-compete agreements and trade names	3,300	532	42	(3)	3,874
_______________________________________________________________
(1)Net activity of receivable write offs and recoveries and allowances from acquired businesses.
(2)Net activity to allowance related to acquired businesses.
(3)Elimination of fully amortized expiration lists, non-compete agreements and trade names, intangible asset/amortization reclassifications and disposal of acquired businesses.