Form 10-Q
period 2026-03-31
Arthur J. Gallagher & Co.
filed 2026-05-07
CIK 354190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
_________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of March 31, 2026 was approximately 256.9 million.

Information Concerning Forward-Looking Statements
This report contains “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to expectations and future events and may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “potential,” and other similar terms, and future or conditional tense verbs like “could,” “may,” “might,” “see,” “should,” “will” and “would.” You can also identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.
Forward-looking statements may address topics such as: our future performance, including our future financial and operating results; general economic conditions, including the impact of tariffs, inflation and interest rate fluctuations; market and industry conditions; our acquisition strategy, including expected benefits of our acquisition of AssuredPartners and the duration and costs of integrating acquisitions; our competitive position, cost structure, capital expenditures, debt levels and liquidity; regulatory actions and litigation matters; geopolitical conditions; and other operational, financial and strategic matters.
These statements are subject to risks and uncertainties that could cause actual results to differ materially from historical or anticipated results depending on a variety of factors.
Factors that could impact results include:
•Global economic and geopolitical events, including fluctuations in interest and inflation rates; protectionism such as tariffs; trade disruptions; economic downturn; government shutdowns; and political instability, including global armed conflicts;
•Economic conditions that result in financial difficulties for underwriting enterprises or reduced risk-taking capital capacity, including as a result of large catastrophe losses or enterprise failures, and increased E&O claims;
•Risks that could negatively affect the success of our acquisition strategy, including economic uncertainty affecting sourcing and pricing; industry consolidation and competition for targets; inaccurate assumptions and failure to realize expected benefits; regulatory approval; closing and integration risks; potential impairment charges; and unanticipated liabilities including cybersecurity and compliance risks;
•Risks related to AssuredPartners and other acquisitions larger than our usual tuck-in acquisitions, including integration risks and risks resulting from inaccurate assumptions such as unforeseen liabilities and failure to realize expected benefits;
•Damage to our reputation, including as a result of failing to uphold our culture and the potential for social media to amplify any negative effects;
•Failure to meet our sustainability aspirations, goals and initiatives or to comply with climate-related and other sustainability regulations, heightened scrutiny, including growing backlash against sustainability initiatives, and risks related to “greenwashing” and “greenhushing";
•Failure to apply technology, data analytics and artificial intelligence effectively to drive client value, internal efficiencies and effective controls;
•Risks associated with the use of AI in our business operations, including regulatory, data privacy, cybersecurity, E&O, intellectual property and competition risks;
•Risks related to “AI-washing”;
•Failure to attract and retain experienced and qualified talent, including our senior management team, or adequately plan for succession; increased compensation and benefit costs and restrictions on non-compete agreements;
•A disaster or other significant disruption to business continuity affecting our operations or those of third parties on which we rely (including AI providers), including cybersecurity incidents; natural disasters; and incidents of terrorism and civil unrest;
•Sustained increases in the cost of employee benefits and compensation expense;
•Risks arising from our international operations and changes in international conditions, including political and economic uncertainty; compliance with multi-jurisdictional laws (including anti‑corruption, sanctions, privacy and sustainability); protectionism, and trade restrictions, scrutiny of off-shore operations and global health risks;

•Risks related to changes in U.S. or foreign tax laws;
•Competitive pressures, including as a result of innovation, in each of our businesses;
•Volatility or declines in premiums or other adverse trends in the insurance industry;
•The higher level of variability inherent in contingent and supplemental revenues versus standard commission revenues;
•Risks particular to our benefit consulting operations, including risks related to recent acquisitions such as Buck and Redington;
•Risks particular to our third-party claims administration operations, including system availability (including RISX‑FACS®, our proprietary risk management information system), wage inflation, staffing shortages, outsourcing trends and client concentration;
•Climate risks, including transition risks and potential disruptions;
•Cyber-attacks or other cybersecurity incidents including data breaches and evolving cybersecurity and data privacy regulations;
•Unfavorable determinations related to contingencies and legal proceedings, including violations or alleged violations of anti-corruption, tax or other laws and the outcome of investigations, regulatory actions or litigation;
•Failure to comply with regulatory requirements, including governance and control requirements, international sanctions, sustainability disclosures and AI-related laws and regulations, and changes in enforcement policies;
•Changes to our financial presentation from new accounting estimates and assumptions;
•Intellectual property risks;
•Risks related to our legacy clean energy investments, including intellectual property, environmental and product liability claims, compliance costs and potential disallowance of previously claimed tax credits;
•The risk that our outstanding debt adversely affects our financial flexibility and related covenant restrictions;
•The risk of credit rating downgrades;
•The risk that we may not be able to receive dividends or other distributions from our subsidiaries, including foreign exchange rates;
•The risk of share ownership dilution when we issue common stock; and
•Volatility of the price of our common stock.
Forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results or outcomes may differ materially from those expressed in forward-looking statements and you should not rely unduly on these statements.
All forward-looking statements are qualified by these cautionary statements and speak only as of the date made. We undertake no obligation to update them except as required by law. Sustainability-related statements may rely on evolving standards and assumptions.
A detailed discussion of the factors that could cause actual results to differ materially from our published expectations is contained under the heading “Risk Factors” in our filings with the Securities and Exchange Commission (SEC), including our most recent Annual Report on Form 10-K, this and subsequent Quarterly Reports on Form 10-Q and any other reports we file with the SEC in the future.

Arthur J. Gallagher & Co.

Part I - Financial Information
Item 1.             Financial Statements (Unaudited)
Arthur J. Gallagher & Co.
Consolidated Statement of Earnings
(Unaudited - in millions, except per share data)

	Three-month period ended March 31,
	2026	2025
Commissions	$3,123	$2,249
Fees	1,212	985
Supplemental revenues	180	114
Contingent revenues	115	93
Interest income, premium finance revenues and other income	86	247
Revenues before reimbursements	4,716	3,688
Reimbursements	42	39
Total revenues	4,758	3,727
Compensation	2,516	1,897
Operating	643	490
Reimbursements	42	39
Interest	158	158
Depreciation	61	45
Amortization	278	210
Change in estimated acquisition earnout payables	17	15
Total expenses	3,715	2,854
Earnings before income taxes	1,043	873
Provision for income taxes	220	164
Net earnings	823	709
Net earnings attributable to noncontrolling interests	1	5
Net earnings attributable to controlling interests	$822	$704
Basic net earnings per share	$3.20	$2.76
Diluted net earnings per share	3.16	2.72
Dividends declared per common share	0.70	0.65
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Comprehensive Earnings
(Unaudited - in millions)

	Three-month period ended March 31,
	2026	2025
Net earnings	$823	$709
Foreign currency translation, net of taxes	(20)	217
Change in fair value of derivative investments, net of taxes	(21)	—
Comprehensive earnings	782	926
Comprehensive earnings attributable to noncontrolling interests	1	5
Comprehensive earnings attributable to controlling interests	$781	$921
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Balance Sheet
(Unaudited - in millions)

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,413	$1,396
Fiduciary assets (includes fiduciary cash of $7,069 in 2026 and $7,142 in 2025)	33,873	26,899
Accounts receivable, net	5,960	5,175
Other current assets	773	886
Total current assets	42,019	34,356
Fixed assets - net	762	789
Deferred income taxes	43	43
Other noncurrent assets	1,568	1,602
Right-of-use assets	585	598
Goodwill	22,958	22,593
Amortizable intangible assets - net	10,366	10,684
Total assets	$78,301	$70,665
Fiduciary liabilities	$33,873	$26,899
Accrued compensation and other current liabilities	4,051	4,017
Deferred revenue - current	809	737
Premium financing debt	156	226
Corporate related borrowings - current	640	640
Total current liabilities	39,529	32,519
Corporate related borrowings - noncurrent	12,077	12,104
Deferred revenue - noncurrent	177	155
Lease liabilities - noncurrent	499	515
Other noncurrent liabilities (includes tax credit carryforwards of $655 in 2026 and $713 in 2025)	2,217	2,025
Total liabilities	54,499	47,318
Stockholders' equity:
Common stock - issued and outstanding 256.9 shares in 2026 and 257.0 shares in 2025	257	257
Capital in excess of par value	17,638	17,783
Retained earnings	6,446	5,806
Accumulated other comprehensive loss	(566)	(525)
Stockholders' equity attributable to controlling interests	23,775	23,321
Stockholders' equity attributable to noncontrolling interests	27	26
Total stockholders' equity	23,802	23,347
Total liabilities and stockholders' equity	$78,301	$70,665
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Cash Flows
(Unaudited - in millions)

	Three-month period ended March 31,
	2026	2025
Cash flows from operating activities:
Net earnings	$823	$709
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	2	(6)
Depreciation and amortization	339	255
Change in estimated acquisition earnout payables	17	15
Amortization of deferred compensation and restricted stock	33	28
Stock-based and other noncash compensation expense	17	14
Payments on acquisition earnouts in excess of original estimates	(45)	(10)
Provision for deferred income taxes	97	56
Effect of changes in foreign exchange rates	(4)	24
Net change in accounts receivable, net	(869)	(658)
Net change in deferred revenue	87	78
Net change in other current assets	84	18
Net change in accrued compensation and other accrued liabilities	411	416
Net change in income taxes payable	52	27
Net change in other noncurrent assets and liabilities	(87)	(94)
Net cash provided by operating activities	957	872
Cash flows from investing activities:
Capital expenditures	(36)	(28)
Cash paid for acquisitions, net of cash and restricted cash acquired	(289)	(332)
Net proceeds from sales of operations/books of business	4	2
Net funding of investment transactions	1	—
Net funding of premium finance loans	82	83
Net cash used by investing activities	(238)	(275)
Cash flows from financing activities:
Payments on acquisition earnouts	(115)	(11)
Proceeds from issuance of common stock	55	1,335
Repurchases of common stock	(310)	—
Dividends paid	(180)	(166)
Net change in fiduciary assets and liabilities	(68)	21
Net borrowings on premium financing debt facility	(78)	(75)
Borrowings on line of credit facility	1,975	—
Repayments on line of credit facility	(1,690)	—
Net borrowings of corporate related long-term debt	(314)	1
Debt acquisition costs	2	2
Net cash (used) provided by financing activities	(723)	1,107
Effect of changes in foreign exchange rates on cash, cash equivalents, restricted cash and fiduciary cash	(52)	67
Net (decrease) increase in cash, cash equivalents, restricted cash and fiduciary cash	(56)	1,771
Cash, cash equivalents, restricted cash and fiduciary cash at beginning of period	8,538	20,468
Cash, cash equivalents, restricted cash and fiduciary cash at end of period	$8,482	$22,239
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2025	257.0	$257.0	$17,783	$5,806	$(525)	$26	$23,347
Net earnings	—	—	—	822	—	1	823
Foreign currency translation	—	—	—	—	(20)	—	(20)
Change in fair value of derivative instruments, net of taxes of $(7) million	—	—	—	—	(21)	—	(21)
Compensation expense related to stock option plan grants	—	—	20	—	—	—	20
Common stock issued in:
Two purchase transactions	0.1	0.1	17	—	—	—	17
Stock option plans	0.4	0.4	36	—	—	—	36
Employee stock purchase plan	0.1	0.1	15	—	—	—	15
Shares issued to benefit plans	0.5	0.5	131	—	—	—	132
Deferred compensation and restricted stock	0.2	0.2	(55)	—	—	—	(55)
Common stock repurchases	(1.4)	(1.4)	(309)	—	—	—	(310)
Cash dividends declared on common stock	—	—	—	(182)	—	—	(182)
Balance at March 31, 2026	256.9	$256.9	$17,638	$6,446	$(566)	$27	$23,802
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2024	250.0	$250.0	$16,069	$4,986	$(1,151)	$26	$20,180
Net earnings	—	—	—	704	—	5	709
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	3	3
Foreign currency translation	—	—	—	—	217	—	217
Compensation expense related to stock option plan grants	—	—	18	—	—	—	18
Common stock issued in:
One purchase transaction	0.1	0.1	17	—	—	—	17
Stock option plans	0.7	0.7	68	—	—	—	69
Employee stock purchase plan	0.1	0.1	14	—	—	—	14
Stock issuance from public offering	4.6	4.6	1,248	—	—	—	1,252
Shares issued to benefit plans	0.3	0.3	119	—	—	—	120
Deferred compensation and restricted stock	0.3	0.3	(77)	—	—	—	(77)
Cash dividends declared on common stock	—	—	—	(167)	—	—	(167)
Balance at March 31, 2025	256.1	$256.1	$17,475	$5,523	$(934)	$34	$22,354

See notes to consolidated financial statements.

Notes to March 31, 2026 Consolidated Financial Statements (Unaudited)
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
We are a global insurance brokerage, risk management and consulting services firm, headquartered in Rolling Meadows, Illinois. We provide these services in approximately 130 countries around the world through our owned operations and a network of correspondent brokers and consultants. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2025, and include all normal recurring adjustments necessary for a fair presentation of the information set forth herein. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the preparation of our unaudited consolidated financial statements as of March 31, 2026, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition and/or disclosure therein.
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

3. Business Combinations
During the three-month period ended March 31, 2026, we acquired substantially all of the ownership interest or net assets, as applicable, of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Shares Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Krose GmbH & Co KG February 25, 2026 (KGC)	66	$15	$203	$2	$—	$—	$220	$—
Eight other acquisitions completed in 2026	—	—	82	2	7	23	114	40
	66	$15	$285	$4	$7	$23	$334	$40
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

The fair value of these earnout obligations is generally based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement (discounted cash flow method of the income approach). In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 5.0% to 15.0% for our 2026 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rate was 9.0% for all of our 2026 acquisitions. In some instances, the fair value of these earnout obligations can be based on other valuation methods including the Black-Scholes Option Pricing Method or Monte Carlo Simulation method. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.
During the three-month periods ended March 31, 2026 and 2025, we recognized $14 million and $13 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during each of the three-month periods ended March 31, 2026 and 2025, we recognized $3 million of expense related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 51 and 28 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $1,385 million as of March 31, 2026, of which $651 million was recorded in the consolidated balance sheet as of March 31, 2026, based on the estimated fair value of the expected future payments to be made, of which approximately $511 million can be settled in cash or stock at our option and $140 million must be settled in cash.
The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the three-month period ended March 31, 2026 (in millions):

	KGC	Eight Other Acquisitions	Total
Cash and cash equivalents	$4	$7	$11
Fiduciary assets	6	5	11
Other current assets	1	—	1
Fixed assets	3	—	3
Noncurrent assets	—	1	1
Goodwill	145	56	201
Expiration lists	102	60	162
Non-compete agreements	11	2	13
Total assets acquired	272	131	403
Fiduciary liabilities	6	5	11
Current liabilities	10	1	11
Noncurrent liabilities	36	11	47
Total liabilities assumed	52	17	69
Total net assets acquired	$220	$114	$334
Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the third-party claims administration, retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists and non-compete agreements in the amounts of $201 million, $162 million and $13 million, respectively, within the brokerage and risk management segments.
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. During this period, we may use independent third-party valuation specialists to assist us in finalizing the fair value of assets acquired and liabilities assumed. Fair value adjustments, if any, are most common to the values established for amortizable intangible assets, including expiration lists, non‑compete agreements and trade names, as well as for acquired software, and earnout liabilities, with the offset to goodwill, net of any income tax effect. On August 18, 2025, we acquired all of the issued and outstanding stock of Dolphin TopCo, Inc., the holding company of AssuredPartners for gross consideration of $13.8 billion. AssuredPartners was a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines and had over 10,900 employees serving through offices located across the U.S., U.K. and Ireland. For details on the AssuredPartners, please refer to Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2025. The allocation of the purchase price for AssuredPartners is preliminary, as we have not finalized the valuation of certain acquired identifiable intangible assets and net deferred tax balances. Accordingly, the goodwill recorded also represents a provisional estimate based on information available as of the acquisition date and updated through March 31, 2026. Provisional estimates of fair value were used by us to initially record the acquisition of the AssuredPartners as of the August 18, 2025 acquisition date. We are using independent third party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed for this transaction. As of March 31, 2026, and as of the date of this filing, the specialists have not fully completed their analysis and thus these fair value estimates remain provisional. However, based on the work performed to date, in the three-month period ended March 31, 2026, we made adjustments to the amounts initially recorded for expiration lists and trade names. As a result of these adjustments, the amount allocated to expiration lists decreased by $222 million and the amount allocated to trade names increased by $2 million. These non-cash adjustments resulted in a net increase to goodwill of $220 million. The reason for the lower value allocated to expiration lists is due to receipt of additional information regarding average customer lives. These provisional fair value estimates will be subsequently reviewed and adjusted, if necessary, based on the results of the final valuation we expect to complete in second quarter 2026.
The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth was 3.0% and attrition rates generally ranged from 5.0% to 10.0%, respectively, for our 2025 acquisitions for which valuations were performed in 2026. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. The discount rates generally ranged from 9.0% to 10.0% for our 2025 acquisitions for which valuations were performed in 2026. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.
Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews during the three-month periods ended March 31, 2026 and 2025,we wrote off $1 million and $41 million, respectively, of amortizable assets related to the brokerage segment.
Of the $162 million of expiration lists and $13 million of non-compete agreements related to our acquisitions made during the three-month period ended March 31, 2026, $137 million and $13 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $47 million and a corresponding amount of goodwill in the three-month period ended March 31, 2026, related to the nondeductible amortizable intangible assets.
Our unaudited consolidated financial statements for the three-month period ended March 31, 2026 include the operations of the entities acquired in the three-month period ended March 31, 2026 from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2025 (in millions, except per share data):

	Three-month period ended March 31,
	2026	2025
Total revenues	$4,765	$3,740
Net earnings attributable to controlling interests	822	706
Basic net earnings per share	3.20	2.77
Diluted net earnings per share	3.16	2.72
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2025, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the three-month period ended March 31, 2026 totaled approximately $59 million. For the three-month period ended March 31, 2026, total revenues, net pretax loss and net earnings before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables (EBITDAC) recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the three-month period ended March 31, 2026 in the aggregate, were $7 million, $(3) million and nominal, respectively.
4. Contracts with Customers
Contract Assets and Liabilities/Contract Balances
Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	March 31, 2026	December 31, 2025
Unbilled receivables	$2,753	$1,858
Deferred contract costs	220	338
Deferred revenue	986	892
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
Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total
Deferred revenue at December 31, 2025	$693	$199	$892
Incremental deferred revenue	353	26	379
Revenue recognized during the three-month period ended March 31, 2026 included in deferred revenue at December 31, 2025	(248)	(24)	(272)
Net change in collected billings/deposits received from customers	(26)	6	(20)
Impact of change in foreign exchange rates	(1)	1	—
Deferred revenue recognized from business acquisitions	7	—	7
Deferred revenue at March 31, 2026	$778	$208	$986
Revenue recognized during the three-month period ended March 31, 2026 in the table above included revenue from 2025 acquisitions that would not be reflected in prior periods.

Remaining Performance Obligations
Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of March 31, 2026, the aggregate amount of the contract price allocated to remaining performance obligations was $986 million. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2026 (remaining nine months)	$716	$119	$835
2027	56	42	98
2028	5	20	25
2029	1	10	11
2030	—	5	5
Thereafter	—	12	12
Total	$778	$208	$986
Deferred Contract Costs
We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $220 million and $338 million as of March 31, 2026 and December 31, 2025, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $409 million and $248 million for the three-month periods ended March 31, 2026 and 2025, respectively.
We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.
5. Intangible Assets
The carrying amount of goodwill at March 31, 2026 and December 31, 2025 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At March 31, 2026
United States	$15,668	$109	$—	$15,777
United Kingdom	3,468	139	—	3,607
Canada	624	—	—	624
Australia	632	247	—	879
New Zealand	225	9	—	234
Other foreign	1,807	13	17	1,837
Total goodwill	$22,424	$517	$17	$22,958
At December 31, 2025
United States	$16,428	$109	$—	$16,537
United Kingdom	2,889	142	—	3,031
Canada	628	—	—	628
Australia	591	238	—	829
New Zealand	225	8	—	233
Other foreign	1,317	—	18	1,335
Total goodwill	$22,078	$497	$18	$22,593

The changes in the carrying amount of goodwill for the three-month period ended March 31, 2026 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2025	$22,078	$497	$18	$22,593
Goodwill acquired during the period	188	13	—	201
Goodwill true-ups due to appraisals and other acquisition adjustments (see Note 3)	180	(1)	—	179
Foreign currency translation adjustments during the period	(22)	8	(1)	(15)
Balance as of March 31, 2026	$22,424	$517	$17	$22,958
Major classes of amortizable intangible assets at March 31, 2026 and December 31, 2025 consist of the following (in millions):

	March 31, 2026	December 31, 2025
Expiration lists	$15,840	$15,968
Accumulated amortization - expiration lists	(5,556)	(5,357)
	10,284	10,611
Non-compete agreements	138	125
Accumulated amortization - non-compete agreements	(102)	(98)
	36	27
Trade names	103	160
Accumulated amortization - trade names	(57)	(114)
	46	46
Net amortizable assets	$10,366	$10,684
Estimated aggregate amortization expense for each of the next five years and thereafter is as follows (in millions):

2026 (remaining nine months)	$831
2027	1,080
2028	1,037
2029	978
2030	920
Thereafter	5,520
Total	$10,366
6. Credit and Other Debt Agreements
The following is a summary of our corporate and other debt (in millions):

	March 31, 2026	December 31, 2025
Total Senior Notes	$9,550	$9,550
Total Note Purchase Agreements	3,008	3,323
Credit Agreement	285	—
Total Premium Financing Debt Facility	156	226
Total corporate and other debt	12,999	13,099
Less unamortized debt acquisition costs and discount	(126)	(129)
Net corporate and other debt	$12,873	$12,970
The Senior Notes in the table above are registered by the Company with the Securities and Exchange Commission and are not guaranteed.

For details on the Credit and other debt agreements, please refer to Note 7 in our Annual Report on Form 10-K for the year ended December 31, 2025.
During February 2026, we used operating cash to fund the $140 million Series II note maturity that had a fixed rate of 4.85% that was due February 13, 2026 and $175 million Series I note maturity that had a fixed rate of 4.73% that was due February 27, 2026.
The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at March 31, 2026.

7. Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended March 31,
	2026	2025
Net earnings attributable to controlling interests	$822	$704
Weighted average number of common shares outstanding	257.1	254.8
Dilutive effect of stock options using the treasury stock method	2.7	4.6
Weighted average number of common and common equivalent shares outstanding	259.8	259.4
Basic net earnings per share	$3.20	$2.76
Diluted net earnings per share	$3.16	$2.72
Anti-dilutive stock-based awards of 2.9 million and 0.4 million shares were outstanding at the three-month periods ended March 31, 2026 and 2025, respectively, which were excluded in the computation of the dilutive effect of stock-based awards for the three-month periods then ended. These stock‑based awards were excluded from the computation because the exercise prices on these stock‑based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.
8. Stock Option Plans
On May 10, 2022, stockholders approved the Arthur J. Gallagher & Co. 2022 Long-Term Incentive Plan (which we refer to as the LTIP). For details on the LTIP, please refer to Note 8 in our Annual Report on Form 10-K for the year ended December 31, 2025.
As of March 31, 2026, 1.5 million shares were available for restricted stock, restricted stock units, and performance unit awards settled with stock.
Stock option grants and compensation expense (in millions):

	Three-month period ended March 31
	2026	2025
Grant date	March 1, 2026	March 1, 2025
Stock options granted	1.5	0.8
Stock option compensation expense	$20	$18
Stock option grants vest ratable over three years and expire seven years from the date of grant, or earlier in the event of certain employment terminations. Options granted to executive officers are not subject to forfeiture upon departure after attaining age 62.
Fair value of stock options at the date of grant is estimated using the Black-Scholes model with the following weighted average assumptions:

	Three-month period ended March 31
	2026	2025
Expected dividend yield	1.2%	0.8%
Expected risk-free interest rate	3.6%	4.1%
Volatility	22.3%	25.4%
Expected life (in years)	5.5	5.5
The weighted average fair value per option for all options granted during the three-month periods ended March 31, 2026 and 2025, as determined on the grant date using the Black-Scholes option pricing model, was $54.96 and $98.27, respectively.
The following is a summary of our stock option activity and related information for 2026 (in millions, except exercise price and year data):

	Three-month period ended March 31, 2026
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	6.7	$177.48
Granted	1.5	228.20
Exercised	(0.5)	95.43
Forfeited or canceled	(0.1)	187.95
Ending balance	7.6	$192.31	4.07	$323
Exercisable at end of period	3.1	$132.32	2.22	$259
Ending unvested and expected to vest	4.1	$231.76	5.25	$61
Options with respect to 8.2 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at March 31, 2026.
The total intrinsic value of options exercised was $60 million and $162 million for the three-month periods ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had approximately $194 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.
Options outstanding and exercisable at March 31, 2026 (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$86.17	—	$86.17	0.7	0.95	$86.17	0.7	$86.17
127.90	—	127.90	1.1	1.96	127.90	1.1	127.90
156.85	—	156.85	0.7	2.84	156.85	0.4	156.85
158.56	—	161.14	0.9	2.96	158.64	0.6	158.57
177.09	—	202.13	1.0	3.96	177.71	0.3	177.09
228.20	—	228.20	1.5	6.92	228.20	—	—
238.88	—	243.54	0.9	4.92	243.54	—	—
337.74	—	347.44	0.8	5.92	337.75	—	—
$86.17	—	$347.44	7.6	4.07	$192.31	3.1	$132.32

9. Deferred Compensation
We have a Deferred Equity Participation Plan (which we refer to as the DEPP), a non-qualified plan that provides distributions to certain key executives when they reach age 62 (or the one-year grant anniversary for participants over age 61) or upon later actual retirement, and distributions to certain production staff on a vesting schedule. For details on the DEPP, please refer to Note 9 in our Annual Report on Form 10-K for the year ended December 31, 2025.
Deferred equity participation plan activity (in millions):

	Three-month period ended March 31
Awards and Compensation Expense	2026	2025
DEPP awards approved and contributed to rabbi trust	$25	$22
DEPP compensation expense recognized	5	4
DEPP distributions	$14	$11
We also have a Deferred Cash Participation Plan (which we refer to as the DCPP), a non-qualified plan for certain key employees, other than executive officers, generally providing for vesting and/or distributions no sooner than five years from the award date. For details on the DCPP, please refer to Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Deferred cash participation plan activity (in millions):

	Three-month period ended March 31
	2026	2025
DCPP awards approved and contributed to rabbi trust	$6	$8
DCPP compensation expense recognized	4	5
DCPP distributions	11	—

At March 31, 2026 and December 31, 2025, we recorded $141 million (related to 1.8 million shares) and $81 million (related to 1.8 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value. Total intrinsic value of our unvested equity-based awards at March 31, 2026 and December 31, 2025 was $391 million and $475 million, respectively.

10. Restricted Stock and Performance Share Awards
Restricted Stock Awards
Under the LTIP (see Note 8), restricted stock or restricted stock units may be granted to officers, employees and non-employee directors subject to attainment of performance measures over an established performance period as determined by the compensation committee. Stock awards and related dividend equivalents are non-transferable and subject to forfeiture if employment is not maintained during the restriction period or performance measures are not attained. Restricted stock units may be settled in shares, cash, or a combination thereof; holders have no stockholder rights prior to settlement.
The maximum number of shares for restricted stock, restricted stock units and performance unit awards is 4.0 million. At March 31, 2026, 1.5 million shares remained available.
Restricted stock units activity under the LTIP (in millions):

	Three-month period ended March 31
	2026	2025
Restricted stock units granted	0.5	0.3
Aggregate grant-date fair value	$115	$94
Compensation expense recognized	26	13
Intrinsic value of unvested restricted stock units (end of period)	441	531
Distributions	54	111
In third quarter 2025 we granted employment inducement awards under NYSE Rule 303A.08 in connection with the AssuredPartners acquisition: (i) 341,700 restricted stock units ($100 million fair value) to former AssuredPartners employees with immediate vesting at closing, and (ii) 708,000 restricted stock units ($215 million fair value), vesting over a two to five year period commencing August 18, 2025 subject to employment with Gallagher.
Performance Share Awards
For details on how performance share awards are granted and distributed, please refer to Note 10 of our Form 10-K for the year ended December 31, 2025.
Performance share award activity under the LTIP (in millions):

	Three-month period ended March 31
	2026	2025
Provisional performance share awards approved	0.1	0.1
Aggregate approval-date fair value	$24	$22
Compensation expense recognized	3	6
Intrinsic value of unvested performance share awards (end of period)	73	113
Distributions	24	36

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
We have not received or pledged any collateral related to derivative arrangements at March 31, 2026.
During the three-month periods ended March 31, 2026 and 2025, $3 million and $2 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During the three-month periods ended March 31, 2026 and 2025, no amounts related to foreign currency translation were reclassified from accumulated other comprehensive loss to statement of earnings.
The notional fair values of the derivatives outstanding at March 31, 2026 have not changed since the filing of the Annual Report on Form 10-K for the year ended December 31, 2025 and the related fair values have not changed materially.
We estimate that approximately $8 million of pretax gain currently included within accumulated other comprehensive income will be reclassified into earnings in the next twelve months.
12. Commitments, Contingencies and Off-Balance Sheet Arrangements
In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note Purchase Agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase obligations at March 31, 2026 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Senior Notes	$—	$750	$—	$750	$—	$8,050	$9,550
Note Purchase Agreements	325	478	200	350	466	1,189	3,008
Credit Agreement	285	—	—	—	—	—	285
Premium Financing Debt Facility	156	—	—	—	—	—	156
Interest on debt	386	593	539	528	473	6,117	8,636
Total debt obligations	1,152	1,821	739	1,628	939	15,356	21,635
Operating lease obligations	120	148	113	88	77	191	737
Less sublease arrangements	(3)	(2)	(2)	(1)	—	—	(8)
Outstanding purchase obligations	233	246	94	66	34	65	738
Total contractual obligations	$1,502	$2,213	$944	$1,781	$1,050	$15,612	$23,102
The amounts presented in the table above may not necessarily reflect our actual future cash funding requirements, because the actual timing of the future payments made may vary from the stated contractual obligation.
For details on the nature of Commitments, Contingencies and Off-Balance Sheet Arrangements please refer to Note 15 of our Annual Report on Form 10-K for the year ended December 31, 2025.
Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of March 31, 2026 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2026	2027	2028	2029	2030	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$14	$14
Financial guarantees	—	—	—	—	—	49	49
Total commitments	$—	$—	$—	$—	$—	$63	$63
Litigation, Regulatory and Taxation Matters - We routinely are involved in legal proceedings, claims, disputes, regulatory matters and governmental inspections or investigations arising in the ordinary course of or incidental to our business, including E&O claims and those noted below in this section. We record accruals in the unaudited consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. For the matters we disclose that do not include an estimate of the amount of loss or range of losses, such an estimate is not possible or is immaterial, and we may be unable to estimate the possible loss or range of losses that could potentially result from the application of non-monetary remedies, unless disclosed below. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm our financial position, results of operations or cash flows. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other adverse events could occur, including the payment of substantial monetary damages or an injunction or other order prohibiting us from selling one or more products at all or in particular ways, precluding particular business practices or requiring other remedies, which may result in a material adverse impact on our business, results of operations or financial position.
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
Contingent Liabilities - The contingent liabilities at March 31, 2026 are not material and have not changed materially since the filing of the Annual Report on Form 10-K for the year ended December 31, 2025.

13. Supplemental Disclosures of Cash Flow Information

	Three-month period ended March 31
Supplemental disclosures of cash flow information (in millions):	2026	2025
Interest paid	$229	$133
Income taxes paid, net	72	67
The following is a reconciliation of our end of period cash, cash equivalents, restricted cash and fiduciary cash balances as presented in the consolidated statement of cash flows for the three-month periods ended March 31, 2026 and 2025 (in millions):

	March 31,
	2026	2025
Cash and cash equivalents - non-restricted cash	$1,173	$16,483
Cash and cash equivalents - restricted cash	240	209
Total cash and cash equivalents	1,413	16,692
Fiduciary cash	7,069	5,547
Total cash, cash equivalents, restricted cash and fiduciary cash	$8,482	$22,239
Total cash and cash equivalents, restricted cash and fiduciary cash at March 31, 2026 and March 31, 2025, include $3,272 million and $17,045 million, respectively, of income earning money market accounts. The decrease in cash invested in money market accounts between years is primarily due to the proceeds received from the AssuredPartners Financing ($13.5 billion) and proceeds received in January 2025 from the exercise by the underwriters of the overallotment provision related to the follow-on-common stock offering ($1.3 billion) which was used to fund the acquisition of AssuredPartners that closed on August 18, 2025. Please refer to Note 3 of our Form 10-K for the year ended December 31, 2025 for more information regarding the AssuredPartners Financing. The dividend income on money market accounts was recorded in interest income, premium finance and other income in our consolidated statement of earnings, which decreased $161 million during the three-month period ended March 31, 2026 to $86 million for the period ended March 31, 2026 compared to $247 million for the period ended March 31, 2025.
We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pretax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or the common stock of the Company. We expensed (net of plan forfeitures) $40 million and $30 million related to the plan in the three-month periods ended March 31, 2026 and 2025, respectively. During 2025, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2025 plan year to be funded with our common stock, which was funded in February 2026. During 2024, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which was funded in February 2025.
14. Accumulated Other Comprehensive Loss
The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following (in millions):

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Loss
Balance as of December 31, 2025	$(23)	$(602)	$100	$(525)
Net change in period	—	(20)	(21)	(41)
Balance as of March 31, 2026	$(23)	$(622)	$79	$(566)

The foreign currency translation during the three-month period ended March 31, 2026 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand, the U.K. and other non-U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, British pound, Canadian dollar and New Zealand dollar. To prepare our unaudited consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during the three-month period ended March 31, 2026 primarily relates to goodwill (see Note 5 for the impact on goodwill) and amortizable intangible assets held by operations with a non-U.S. dollar functional currency. See Note 11 for more information regarding derivative instruments.
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

Financial information relating to our segments for the three-month periods ended March 31, 2026 and 2025 as follows (in millions):

Three-Month Period Ended March 31, 2026	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$3,123	$—	$—	$3,123
Fees	792	420	—	1,212
Supplemental revenues	180	—	—	180
Contingent revenues	115	—	—	115
Interest income, premium finance revenues and other income (loss)	83	8	(5)	86
Revenues before reimbursements	4,293	428	(5)	4,716
Reimbursements	—	42	—	42
Total revenues	4,293	470	(5)	4,758
Compensation	2,211	264	41	2,516
Operating	520	78	45	643
Reimbursements	—	42	—	42
Interest	—	—	158	158
Depreciation	49	10	2	61
Amortization	271	7	—	278
Change in estimated acquisition earnout payables	16	1	—	17
Total expenses	3,067	402	246	3,715
Earnings (loss) before income taxes	1,226	68	(251)	1043
Provision (benefit) for income taxes	313	18	(111)	220
Net earnings (loss)	913	50	(140)	823
Net earnings attributable to noncontrolling interests	1	—	—	1
Net earnings (loss) attributable to controlling interests	$912	$50	$(140)	$822
Net foreign exchange (loss) gain	$2	$(6)	$—	$(4)
Revenues:
United States	$2,955	$367	$(5)	$3,317
United Kingdom	745	30	—	775
Australia	79	67	—	146
Canada	91	2	—	93
New Zealand	42	—	—	42
Other foreign	381	4	—	385
Total revenues	$4,293	$470	$(5)	$4,758
At March 31, 2026
Identifiable assets:
United States	$48,944	$1,272	$2,043	$52,259
United Kingdom	13,279	432	—	13,711
Australia	1,738	476	—	2,214
Canada	1,452	8	—	1,460
New Zealand	706	8	—	714
Other foreign	7,760	40	143	7,943
Total identifiable assets	$73,879	$2,236	$2,186	$78,301
Goodwill - net	$22,424	$517	$17	$22,958
Amortizable intangible assets - net	10,154	212	—	10,366

Three-Month Period Ended March 31, 2025	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,249	$—	$—	$2,249
Fees	620	365	—	985
Supplemental revenues	114	—	—	114
Contingent revenues	93	—	—	93
Interest income, premium finance revenues and other income	238	9	—	247
Revenues before reimbursements	3,314	374	—	3,688
Reimbursements	—	39	—	39
Total revenues	3,314	413	—	3,727
Compensation	1,617	231	49	1,897
Operating	346	71	73	490
Reimbursements	—	39	—	39
Interest	—	—	158	158
Depreciation	33	10	2	45
Amortization	204	6	—	210
Change in estimated acquisition earnout payables	15	—	—	15
Total expenses	2,215	357	282	2,854
Earnings (loss) before income taxes	1,099	56	(282)	873
Provision (benefit) for income taxes	283	15	(134)	164
Net earnings (loss)	816	41	(148)	709
Net earnings attributable to noncontrolling interests	5	—	—	5
Net earnings (loss) attributable to controlling interests	$811	$41	$(148)	$704
Net foreign exchange gain	$1	$—	$24	$25
Revenues:				—
United States	$2,131	$332	$—	$2,463
United Kingdom	675	22	—	697
Australia	69	56	—	125
Canada	99	2	—	101
New Zealand	40	—	—	40
Other foreign	300	1	—	301
Total revenues	$3,314	$413	$—	$3,727
At March 31, 2025
Identifiable assets:
United States	$22,461	$1,130	$17,551	$41,142
United Kingdom	20,826	427	10	21,263
Australia	1,583	380	—	1,963
Canada	1,685	4	—	1,689
New Zealand	659	13	—	672
Other foreign	7,214	28	125	7,367
Total identifiable assets	$54,428	$1,982	$17,686	$74,096
Goodwill - net	$12,277	$419	$19	$12,715
Amortizable intangible assets - net	4,335	197	—	4,532

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis that follows relates to our financial condition and results of operations for the three-month period ended March 31, 2026. Readers should review this information in conjunction with the March 31, 2026 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ended December 31, 2025.
Prior Year Discussion of Results and Comparisons
For Information on fiscal first quarter 2025 results and similar comparisons, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-Q for the fiscal three-month period ended March 31, 2025.
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
•Adjusted measures - Revenues (for the brokerage segment), revenues before reimbursements (for the risk management segment), net earnings, compensation expense and operating expense, respectively, are each adjusted to exclude the following, as applicable:
•Net (gains) losses on divestitures, which are primarily net proceeds received related to sales of books of business and other divestiture transactions, such as the disposal of a business through sale or closure.
•Acquisition integration costs, which include costs related to certain large acquisitions (including the acquisitions of Willis Towers Watson plc treaty reinsurance brokerage operations (which we refer to as Willis Re), Buck, Cadence Insurance, Inc. (which we refer to as Cadence Insurance), Eastern Insurance Group, LLC (which we refer to as Eastern Insurance), My Plan Manager Group Pty Ltd (which we refer to as My Plan Manager), Woodruff-Sawyer and AssuredPartners, outside the scope of our usual tuck‑in strategy, not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, compensation expense related to amortization of certain retention bonus arrangements, extra lease space, duplicate services and external costs incurred to assimilate the acquisition into our IT related systems.
•Transaction-related costs, which are associated with completed, future and terminated acquisitions. Costs primarily relate to the acquisitions of AssuredPartners and Woodruff Sawyer, which closed in August 2025 and April 2025, respectively. These include costs related to regulatory filings, legal and accounting services, insurance and incentive compensation.
•Workforce related charges, which primarily include severance costs (either accrued or paid) related to employee terminations and other costs associated with redundant workforce.
•Lease termination related charges, which primarily include costs related to terminations of real estate leases and abandonment of leased space.
•Acquisition related adjustments principally relate to changes in estimated acquisition earnout payables adjustments and acquisition related compensation charges. In addition, from time to time may include changes in balance sheet estimates arising from conforming accounting principles, purchase-related true-ups and other balance sheet adjustments made after the closing date.
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
•Clean energy-related, which represents the impact of adjustments in first quarter 2026 related to the write-down of a clean energy-related investment.
•Legal and tax related, which represents the impact of adjustments in first quarter 2026 and 2025 related to costs associated with legal and tax matters.
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
Organic Revenues (a non-GAAP measure) - Organic revenue change measures the year-over-year percentage change in organic revenue. For the brokerage segment, organic revenue consists of base commission and fee revenues, supplemental revenues and contingent revenues and excludes the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations which include disposals of a business through sale or closure, estimate changes, run-off of a business and the restructuring and/or repricing of programs and products in each year presented. Such revenues are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior period. In order to improve the comparability of our results between periods, we further exclude the period‑over‑period impact of foreign currency translation; revenue from certain large life product sales within Gallagher’s Executive Life and Benefits practice group (which are typically large, singular transactions with a high degree of variability in amount and timing); and revenue attributable to changes in assumptions used to calculate estimated deferred revenues, which impact the quarterly timing of revenues during the annual contract period. For the risk management segment, organic revenues consists of fee revenues and excludes the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations in each year presented. In order to improve the comparability of our results between periods, we further exclude the period-over-period impact of foreign currency translation.
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
Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 34 and 40), for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on page 31), for organic revenue measures (on pages 35 and 40), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses and adjusted EBITDAC margin, (on page 37) for the brokerage segment and (on page 41) for the risk management segment.
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
Overview and First Quarter 2026 Highlights
We are engaged in providing insurance brokerage, reinsurance brokerage, consulting services, and third-party property/casualty claims settlement and administration services to entities and individuals around the world. In the three-month period ended March 31, 2026, we generated approximately 70% of our revenues for the combined brokerage and risk management segments domestically and 30% internationally, primarily in Australia, Canada, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate. The brokerage and risk management segments contributed approximately 90% and 10%, respectively, to revenues during the three-month period ended March 31, 2026. The corporate segment did not generate any significant revenues in the three-month period ended March 31, 2026. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Interest income is earned on cash, cash equivalents and fiduciary cash and revenues are generated from premium financing.

We use the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey as an indicator of the insurance rate environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S. The first quarter 2026 survey had not been published as of the filing date of this report. The 2025 quarterly surveys indicated that U.S. commercial property/casualty rates increased by 4.2%, 3.7%, 1.6%, and 0.2% on average for the first, second, third and fourth quarters of 2025.
We continue to observe carrier competition across property-related coverages, while casualty lines, particularly in the U.S., remain subject to more cautious underwriting. Within our global retail P&C business, insurance renewal premium change, which includes both rate and exposure, continued to increase in the low single digits in the first quarter of 2026, with property decreases more than offset by increases across most casualty classes. Global insured natural catastrophe losses during 2025 were below recent historical averages. A return to more normalized global loss activity in 2026 could influence property insurance and reinsurance carriers to increase pricing upon renewal. In addition, elevated loss trends and continued profitability concerns in certain casualty coverages, could impact underwriting terms and conditions in certain lines. Rising insurable values, including those driven by inflationary pressures, employment levels, and changes in market risks, continue to contribute to growth in insured exposures.
New business generation, client retention, and enhanced value‑added services for our carrier partners support ongoing organic growth opportunities across our global operations.
Summary of Financial Results - Three-Month Periods Ended March 31, 2026 and 2025
See the reconciliations of non-GAAP measures on page 32.

(In millions, except per share data)	1st Quarter 2026		1st Quarter 2025		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Brokerage Segment
Revenues	$4,293	$4,286	$3,314	$3,365	30%	27%
Organic revenues		$3,208		$3,067		5%
Net earnings	$913		$816		12%
Net earnings margin	21.3%		24.6%		- 335 bpts
Adjusted EBITDAC		$1,719		$1,456		18%
Adjusted EBITDAC margin		40.1%		43.3%		- 316 bpts
Diluted net earnings per share	$3.51	$4.74	$3.13	$4.02	12%	18%
Risk Management Segment
Revenues before reimbursements	$428	$428	$374	$381	14%	12%
Organic revenues		$407		$371		10%
Net earnings	$50		$41		22%
Net earnings margin (before reimbursements)	11.7%		11.0%		+ 72 bpts
Adjusted EBITDAC		$94		$78		20%
Adjusted EBITDAC margin (before reimbursements)		21.7%		20.4%		+ 148 bpts
Diluted net earnings per share	$0.19	$0.23	$0.16	$0.19	19%	21%
Corporate Segment
Diluted net loss per share	$(0.54)	$(0.50)	$(0.57)	$(0.49)
Total Company
Diluted net earnings per share	$3.16	$4.47	$2.72	$3.72	16%	20%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$3.70	$4.97	$3.29	$4.21	12%	18%

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three-month periods ended March 31, 2026 with the same period in 2025. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 34 and 40 , respectively, of this filing.
For the Three-Month Periods Ended March 31 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2026	2025	2026	2025	2026	2025	2026	2025	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$4,293	$3,314	$913	$816	$1,562	$1,351	$3.51	$3.13	12%
Net losses (gains) on divestitures	(7)	(6)	(5)	(4)	(7)	(6)	(0.02)	(0.02)
Acquisition integration	—	—	65	33	87	44	0.25	0.13
Workforce and lease termination	—	—	20	14	27	18	0.08	0.05
Acquisition related adjustments	—	—	39	25	50	30	0.15	0.09
Amortization of intangible assets	—	—	201	152	—	—	0.77	0.59
Effective income tax rate impact	—	—	—	1	—	—	—	—
Levelized foreign currency translation	—	57	—	13	—	19	—	0.05
Brokerage, as adjusted	4,286	3,365	1,233	1,050	1,719	1,456	4.74	4.02	18%
Risk Management, as reported	428	374	50	41	86	72	0.19	0.16	19%
Acquisition integration	—	—	1	1	1	2	—	—
Workforce and lease termination	—	—	1	3	1	3	—	0.01
Acquisition related adjustments	—	—	4	—	6	—	0.02	—
Amortization of intangible assets	—	—	5	4	—	—	0.02	0.02
Levelized foreign currency translation	—	7	—	1	—	1	—	—
Risk Management, as adjusted	428	381	61	50	94	78	0.23	0.19	21%
Corporate, as reported	(5)	—	(140)	(148)	(91)	(122)	(0.54)	(0.57)
Transaction-related costs	—	—	6	20	7	23	0.02	0.08
Legal and tax related	—	—	1	—	18	—	—	—
Clean energy-related	5	—	3	—	5	—	$0.02	$—
Corporate, as adjusted	—	—	(130)	(128)	(61)	(99)	$(0.50)	$(0.49)
Total Company, as reported	$4,716	$3,688	$823	$709	$1,557	$1,301	$3.16	$2.72	16%
Total Company, as adjusted	$4,714	$3,746	$1,164	$972	$1,752	$1,435	$4.47	$3.72	20%
Total Brokerage & Risk
Management, as reported	$4,721	$3,688	$963	$857	$1,648	$1,423	$3.70	$3.29	12%
Total Brokerage & Risk
Management, as adjusted	$4,714	$3,746	$1,294	$1,100	$1,813	$1,534	$4.97	$4.21	18%
First quarter 2025 reported and adjusted amounts for the Brokerage Segment include approximately $143 million of incremental interest income, or approximately 41 cents after-tax, earned on the cash proceeds held to fund the AssuredPartners acquisition.
For the three-month period ended March 31, 2026, the pretax impact of adjustments for the the brokerage, risk management and corporate segments totals $431 million, $15 million and $30 million, respectively, and corresponding adjustment to the provision (benefit) for income taxes of $111 million, $4 million and $(20) million, respectively, relating to these adjustments. A detailed reconciliation of the 2026 provision (benefit) for income taxes is shown on page 32.
For the three-month period ended March 31, 2025, the pretax impact of adjustments for the brokerage, risk management and corporate segments totals $310 million, $12 million and $23 million, respectively, and corresponding adjustment to the provision (benefit) for income taxes of $76 million, $3 million and $(3) million, respectively, relating to these adjustments. A detailed reconciliation of the 2025 provision (benefit) for income taxes is shown on page 32.

Reconciliation of Non-GAAP Measures - Pretax Earnings and Diluted Net Earnings per Share

(In millions, except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Quarter Ended March 31, 2026
Brokerage, as reported	$1,226	$313	$913	$1	$912	$3.51
Net (gains) on divestitures	(7)	(2)	(5)	—	(5)	(0.02)
Acquisition integration	87	22	65	—	65	0.25
Workforce and lease termination	27	7	20	—	20	0.08
Acquisition related adjustments	53	14	39	—	39	0.15
Amortization of intangible assets	271	70	201	—	201	0.77
Brokerage, as adjusted	$1,657	$424	$1,233	$1	$1,232	$4.74
Risk Management, as reported	$68	$18	$50	$—	$50	$0.19
Acquisition integration	1	—	1	—	1	—
Workforce and lease termination	1	—	1	—	1	—
Acquisition related adjustments	6	2	4	—	4	0.02
Amortization of intangible assets	7	2	5	—	5	0.02
Risk Management, as adjusted	$83	$22	$61	$—	$61	$0.23
Corporate, as reported	$(251)	$(111)	$(140)	$—	$(140)	$(0.54)
Transaction-related costs	7	1	6	—	6	0.02
Legal and tax related	18	17	1	—	1	—
Clean energy-related	5	2	3	—	3	0.02
Corporate, as adjusted	$(221)	$(91)	$(130)	$—	$(130)	$(0.50)
Quarter Ended March 31, 2025					—
Brokerage, as reported	$1,099	$283	$816	$5	$811	$3.13
Net (gains) on divestitures	(6)	(2)	(4)	—	(4)	(0.02)
Acquisition integration	44	11	33	—	33	0.13
Workforce and lease termination	18	4	14	—	14	0.05
Acquisition related adjustments	33	8	25	—	25	0.09
Amortization of intangible assets	204	52	152	—	152	0.59
Effective income tax rate impact	—	(1)	1	—	1	—
Levelized foreign currency translation	17	4	13	—	13	0.05
Brokerage, as adjusted	$1,409	$359	$1,050	$5	$1,045	$4.02
Risk Management, as reported	$56	$15	$41	$—	$41	$0.16
Acquisition integration	2	1	1	—	1	—
Workforce and lease termination	3	—	3	—	3	0.01
Amortization of intangible assets	6	2	4	—	4	0.02
Levelized foreign currency translation	1	—	1	—	1	—
Risk Management, as adjusted	$68	$18	$50	$—	$50	$0.19
Corporate, as reported	$(282)	$(134)	$(148)	$—	$(148)	$(0.57)
Transaction-related costs	23	3	20	—	20	0.08
Corporate, as adjusted	$(259)	$(131)	$(128)	$—	$(128)	$(0.49)

Acquisition in 2026
Please see Note 3 to our consolidated financial statements for further details on our most recent acquisitions.

Results of Operations
Brokerage
The brokerage segment accounted for 90% of our revenues during the three-month period ended March 31, 2026. Our brokerage segment is primarily comprised of retail, wholesale and reinsurance brokerage operations. For further description of our segment operations and revenue sources, see the "Business" section in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financial information relating to our brokerage segment results for the three-month period ended March 31, 2026 compared to the same period in 2025, is as follows (in millions, except per share, percentages and workforce data).

	Three-month period ended March 31,
Statement of Earnings	2026	2025	Change
Commissions	$3,123	$2,249	$874
Fees	792	620	172
Supplemental revenues	180	114	66
Contingent revenues	115	93	22
Interest income, premium finance revenues and other income	83	238	(155)
Total revenues	4,293	3,314	979
Compensation	2,211	1,617	594
Operating	520	346	174
Depreciation	49	33	16
Amortization	271	204	67
Change in estimated acquisition earnout payables	16	15	1
Total expenses	3,067	2,215	852
Earnings before income taxes	1,226	1,099	127
Provision for income taxes	313	283	30
Net earnings	913	816	97
Net earnings attributable to noncontrolling interests	1	5	(4)
Net earnings attributable to controlling interests	$912	$811	$101
Diluted net earnings per share	$3.51	$3.13	$0.38
Other Information
Change in diluted net earnings per share	12%	7%
Growth in revenues	30%	16%
Organic change in commissions and fees	4%	10%
Compensation expense ratio	52%	49%
Operating expense ratio	12%	10%
Effective income tax rate	26%	26%
Workforce at end of period (includes acquisitions)	55,607	43,120
Identifiable assets at March 31	$73,879	$54,428
EBITDAC
Net earnings	$913	$816	$97
Provision for income taxes	313	283	30
Depreciation	49	33	16
Amortization	271	204	67
Change in estimated acquisition earnout payables	16	15	1
EBITDAC	$1,562	$1,351	$211

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2026 compared to the same period in 2025 (in millions):

		Three-month period ended March 31,
		2026		2025	Change
Net earnings, as reported		$913		$816	12%
Provision for income taxes		313		283
Depreciation		49		33
Amortization		271		204
Change in estimated acquisition earnout payables		16		15
EBITDAC		1,562		1,351	16%
Net (gains) on divestitures		(7)	0	(6)
Acquisition integration		87		44
Workforce and lease termination related charges		27		18
Acquisition related adjustments		50		30
Levelized foreign currency translation		—		19
EBITDAC, as adjusted		$1,719		$1,456	18%
Net earnings margin, as reported		21.3%		24.6%	- 335 bpts
EBITDAC margin, as adjusted	*	40.1%		43.3%	- 316 bpts
Reported revenues		$4,293	0	$3,314
Adjusted revenues - see page 31		$4,286		$3,365
*First quarter 2025 adjusted EBITDAC margin includes approximately $143 million of interest income revenues earned on the proceeds received in December 2024 related to the AssuredPartners Financing. The interest income in the prior period, as well as the seasonality of AssuredPartners and the roll-in of tuck-in acquisitions, unfavorably impacted the year over year change in first quarter adjusted EBITDAC margin by approximately 3.6%.
Commissions and fees - Base commissions and fees increased $1,046 million or 36%, for the three-month period ended March 31, 2026, compared to the same period in 2025. This increase reflects the contribution of acquisitions that were made in the twelve-month period ended March 31, 2026 and 4% organic growth. Organic growth reflected strong customer retention and new business generation, in addition to continued renewal premiums increases (premium rates and exposures).

Items excluded from organic revenue computations yet impacting revenue comparisons for the three-month periods ended March 31, 2026 and 2025 include the following (in millions):

	Three-Month Period Ended March 31,
Organic Revenues (Non-GAAP)	2026		2025	Change
Base Commissions and Fees
Commission and fees, as reported	$3,915		$2,869	36%
Less commission and fee revenues from acquisitions, divested operations and other	(937)		(64)
Levelized foreign currency translation	—		52
Organic base commission and fees	$2,978		$2,857	4%
Supplemental revenues
Supplemental revenues, as reported	$180	0	$114	58%
Less supplemental revenues from acquisitions, divested operations and other	(46)		—
Levelized foreign currency translation	—		2
Organic supplemental revenues	$134		$116	16%
Contingent revenues
Contingent revenues, as reported	$115	0	$93	24%
Less contingent revenues from acquisitions, divested operations and other	(19)		—
Levelized foreign currency translation	—		1
Organic contingent revenues	$96		$94	2%
Total reported commissions, fees, supplemental revenues and contingent revenues	$4,210		$3,076	37%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions, divested operations and other	(1,002)		(64)
Levelized foreign currency translation	—		55
Total organic commissions, fees, supplemental revenues and contingent revenues	$3,208		$3,067	5%
The following is a summary of brokerage segment acquisition activity for 2026 and 2025:

	Three-month period ended March 31,
	2026	2025
Number of acquisitions closed	8	10
Estimated annualized revenues acquired (in millions)	$49	$63
In the three-month periods ended March 31, 2026 and 2025 we issued 76,000 shares and 49,000 shares, respectively, of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2026, 2025 and 2024 by quarter are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2026
Reported supplemental revenues	$180				$180
Reported contingent revenues	115				115
Reported supplemental and contingent revenues	$295				$295
2025
Reported supplemental revenues	$114	$103	$117	$132	$466
Reported contingent revenues	93	73	75	83	324
Reported supplemental and contingent revenues	$207	$176	$192	$215	$790
2024
Reported supplemental revenues	$94	$89	$79	$97	$359
Reported contingent revenues	86	60	69	53	268
Reported supplemental and contingent revenues	$180	$149	$148	$150	$627
Interest income, premium finance revenues and other income - Interest income, premium finance revenues and other income in the three-month period ended March 31, 2026 decreased compared to the same period in 2025, primarily due to decreases in interest income earned on our own and fiduciary funds, including the $143 million interest income earned in the three-month period ended March 31, 2025 related to the proceeds from the AssuredPartners Financing.
The following table provides a reconciliation of brokerage segment interest income, premium finance revenues and other income, as reported in our consolidated financial statements to interest income earned on cash, cash equivalents and fiduciary cash (in millions):

	Three-month period ended March 31,
	2026	2025
Interest income, premium finance revenues and other income	$83	$238
Less:
Net (gains) on divestitures	(7)	(6)
Premium financing revenues and net earnings from equity interests	(24)	(23)
Interest income from cash, cash equivalents, and fiduciary cash	$52	$209

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2026 with the same period in 2025 (in millions):

	Three-month period ended March 31,
	2026	2025
Compensation expense, as reported	$2,211	$1,617
Acquisition integration	(37)	(28)
Workforce and lease termination related charges	(24)	(16)
Acquisition related adjustments	(50)	(30)
Levelized foreign currency translation	—	29
Compensation expense, as adjusted	$2,100	$1,572
Reported compensation expense ratios	51.5%	48.8%
Adjusted compensation expense ratios	49.0%	46.7%
Reported revenues	$4,293	$3,314
Adjusted revenues - see page 31	$4,286	$3,365
The $594 million increase in compensation expense for the three-month period ended March 31, 2026 compared to the same period in 2025, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended March 31, 2026 ‑ $491 million, increases in base compensation to service and support organic growth - $66 million, increased acquisition earnout related adjustments - $20 million, acquisition integration costs - $9 million and workforce and lease termination related charges - $8 million.
Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2026 with the same period in 2025 (in millions):

	Three-month period ended March 31
	2026	2025
Operating expense, as reported	$520	$346
Acquisition integration	(50)	(16)
Workforce and lease termination related charges	(3)	(2)
Levelized foreign currency translation	—	9
Operating expense, as adjusted	$467	$337
Reported operating expense ratios	12.1%	10.5%
Adjusted operating expense ratios	10.9%	10.0%
Reported revenues	$4,293	$3,314
Adjusted revenues - see page 31	$4,286	$3,365
The $174 million increase in operating expense for the three-month period ended March 31, 2026 compared to the same period in 2025, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2026 ‑ $115 million, acquisition integration costs - $34 million, additional investments in technology - $24 million, and workforce and lease termination related charges - $1 million.
Depreciation - Depreciation expense increased in the three-month period ended March 31, 2026 compared to the same period in 2025 by $16 million. The increase in depreciation expense in 2026 compared to 2025 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increase in depreciation expense was the depreciation expense associated with acquisitions completed in the twelve-month period ended March 31, 2026.
Amortization - The increase in amortization expense in the three-month period ended March 31, 2026 compared to the same period in 2025 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended March 31, 2026. Based on the results of impairment reviews during the three-month periods ended

March 31, 2026 and 2025, we wrote off $1 million and $41 million, respectively, of amortizable assets. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).
Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2026 compared to the same period in 2025, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During the three-month periods ended March 31, 2026 and 2025, we recognized $13 million and $12 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2021 to 2026. In addition, during each of the three-month periods ended March 31, 2026 and 2025, we recognized $3 million of expense related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 51 and 28 acquisitions, respectively.
The amounts initially recorded as earnout payables for our 2021 to 2026 acquisitions were measured at fair value as of the acquisition date and are primarily based upon the estimated future operating results of the acquired entities over a two- to-three-year period subsequent to the acquisition date. The fair value of these earnout obligations is based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements. In determining fair value, we estimate the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. We estimate future earnout payments using the earnout formula and performance targets specified in each purchase agreement and these financial projections. Subsequent changes in the underlying financial projections or assumptions will cause the estimated earnout obligations to change and such adjustments are recorded in our consolidated statement of earnings when incurred. Increases in the earnout payable obligations will result in the recognition of expense and decreases in the earnout payable obligations will result in the recognition of income.
Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended March 31, 2026 and 2025, were 25.5% and 25.7%, respectively. We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in our brokerage segment based on known changes in tax rates in future periods.
Net earnings attributable to noncontrolling interests - The amounts reported in this line for the three-month periods ended March 31, 2026 and 2025, include noncontrolling interest earnings of $1 million and $5 million, respectively.
Risk Management
The risk management segment accounted for 10% of our revenue during the three-month period ended March 31, 2026. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting. For further description of segment operations and revenue sources, see the "Business" section in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financial information relating to our risk management segment results for the three-month period ended March 31, 2026 compared to the same period in 2025, is as follows (in millions, except per share, percentages and workforce data):

Statement of Earnings	Three-month period ended March 31,
	2026	2025	Change
Fees	$420	$365	$55
Interest income and other income	8	9	(1)
Revenues before reimbursements	428	374	54
Reimbursements	42	39	3
Total revenues	470	413	57
Compensation	264	231	33
Operating	78	71	7
Reimbursements	42	39	3
Depreciation	10	10	—
Amortization	7	6	1
Change in estimated acquisition earnout payables	1	—	1
Total expenses	402	357	45
Earnings before income taxes	68	56	12
Provision for income taxes	18	15	3
Net earnings	50	41	9
Net earnings attributable to noncontrolling interests	—	—	—
Net earnings attributable to controlling interests	$50	$41	$9
Diluted net earnings per share	$0.19	$0.16	$0.03
Other information
Change in diluted net earnings per share	19%	(11%)
Growth in revenues (before reimbursements)	14%	6%
Organic change in fees (before reimbursements)	10%	4%
Compensation expense ratio (before reimbursements)	62%	62%
Operating expense ratio (before reimbursements)	18%	19%
Effective income tax rate	26%	26%
Workforce at end of period (includes acquisitions)	11,122	10,594
Identifiable assets at March 31	$2,236	$1,982
EBITDAC
Net earnings	$50	$41	$9
Provision for income taxes	18	15	3
Depreciation	10	10	—
Amortization	7	6	1
Change in estimated acquisition earnout payables	1	—	1
EBITDAC	$86	$72	$14

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three-month period ended March 31, 2026 to the same period in 2025 (in millions):

	Three-month period ended March 31,
	2026	2025	Change
Net earnings, as reported	$50	$41	22%
Provision for income taxes	18	15
Depreciation	10	10
Amortization	7	6
Change in estimated acquisition earnout payables	1	—
Total EBITDAC	86	72	19%
Acquisition integration	1	2
Workforce and lease termination related charges	1	3
Acquisition related adjustments	6	—
Levelized foreign currency translation	—	1
EBITDAC, as adjusted	$94	$78	20%
Net earnings margin (before reimbursements), as reported	11.7%	11.0%	+ 72 bpts
EBITDAC margin (before reimbursements), as adjusted	21.7%	20.4%	+ 148 bpts
Reported revenues (before reimbursements)	$428	$374
Adjusted revenues (before reimbursements) - see page 31	$428	$381
Fees - In our risk management operations, during the three-month period ended March 31, 2026, organic change in fee revenue was 10%, reflecting continued strong new business production and client retention.
Items excluded from organic fee computations yet impacting revenue comparisons for the three-month periods ended March 31, 2026 and 2025 include the following (in millions):

	Three-Month Period Ended March 31
Organic Revenues (Non-GAAP)	2026	2025	Change
Fees	$415	$363	14%
International performance bonus fees	5	2
Fees as reported	420	365	15%
Less fees from acquisitions, divestitures and other	(13)	(1)
Levelized foreign currency translation	—	7
Organic fees	$407	$371	10%
The following is a summary of risk management segment acquisition activity for 2026 and 2025:

	Three-month period ended March 31,
	2026	2025
Number of acquisitions closed	1	1
Estimated annualized revenues acquired (in millions)	$10	$38
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

Interest income and other income - Interest income and other income primarily represents interest income earned on cash, cash equivalents and fiduciary cash. Interest income and other income in the three-month period ended March 31, 2026 decreased compared to the same period in 2025, primarily due to interest income earned on fiduciary funds.
Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three-month period ended March 31, 2026 with the same period in 2025 (in millions):

	Three-month period ended March 31,
	2026	2025
Compensation expense, as reported	$264	$231
Acquisition integration	—	(1)
Workforce and lease termination related charges	(1)	(3)
Acquisition related adjustments	(6)	—
Levelized foreign currency translation	—	5
Compensation expense, as adjusted	$257	$232
Reported compensation expense ratios (before reimbursements)	61.8%	61.9%
Adjusted compensation expense ratios (before reimbursements)	60.2%	61.1%
Reported revenues (before reimbursements)	$428	$374
Adjusted revenues (before reimbursements) - see page 31	$428	$381
The $33 million increase in compensation expense for the three-month period ended March 31, 2026 compared to the same period in 2025, was primarily due to higher base and incentive compensation to service and support organic growth - $20 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended March 31, 2026 ‑ $10 million, acquisition earnout related adjustments - $6 million, partially offset by workforce and lease termination related charges - $2 million, and acquisition integration costs - $1 million.
Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three-month period ended March 31, 2026 with the same period in 2025 (in millions):

	Three-month period ended March 31,
	2026		2025
Operating expense, as reported	$78		$71
Acquisition integration	(1)		(1)
Levelized foreign currency translation	—		1
Operating expense, as adjusted	$77		$71
Reported operating expense ratios (before reimbursements)	18.4%		19.0%
Adjusted operating expense ratios (before reimbursements)	18.1%		18.5%
Reported revenues (before reimbursements)	$428	0	$374
Adjusted revenues (before reimbursements) - see page 31	$428		$381
The $7 million increase in operating expense for the three-month period ended March 31, 2026 compared to the same period in 2025, was primarily due to business insurance expense - $4 million, as well as expenses associated with the acquisitions completed in the twelve-month period ended March 31, 2026 - $3 million.
Depreciation - Depreciation was flat in the three-month period ended March 31, 2026 compared to the same period in 2025, which reflects the impact of office consolidations that occurred as leases expired in 2025 (less depreciation associated with furniture, equipment and leasehold improvements), partially offset by the impact of expenditures related to upgrading computer systems.

Amortization - Amortization expense increased in the three month period ended March 31, 2026 compared to the same period in 2025 by $1 million due to the normal recurring quarterly amortization expense. Based on the results of impairment reviews during the three-month periods ended March 31, 2026 and 2025, no impairments were noted.
Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three-month period ended March 31, 2026 to the same period in 2025, was due to accretion of the discount. During the three-month periods ended March 31, 2026 and 2025, we recognized $1 million and minimal, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended March 31, 2026 and 2025, there were no net adjustments in the estimated fair value of earnout obligations to projections of future performance for acquisitions.
Provision for income taxes - The risk management segment’s effective income tax rates for each of the three-month periods ended March 31, 2026 and 2025, was 26.5%. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to27.0% in our risk management segment based on known changes in tax rates in future periods.
Corporate
The corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs and the impact of foreign currency remeasurement. For a detailed discussion of the nature of our debt, see Note 6 to our unaudited consolidated financial statements included herein as of March 31, 2026 and in Note 7 to our most recent Annual Report on Form 10‑K as of December 31, 2025.
Financial information relating to our corporate segment results for the three-month period ended March 31, 2026 compared to the same period in 2025 is as follows (in millions, except per share):

	Three-month period ended March 31,
Statement of Earnings	2026	2025	Change
Other income	$(5)	$—	$(5)
Total revenues	(5)	—	(5)
Compensation	41	49	(8)
Operating	45	73	(28)
Interest	158	158	—
Depreciation	2	2	—
Total expenses	246	282	(36)
Loss before income taxes	(251)	(282)	31
Benefit for income taxes	(111)	(134)	23
Net loss	(140)	(148)	8
Net loss attributable to noncontrolling interests	—	—	—
Net loss attributable to controlling interests	$(140)	$(148)	$8
Diluted net loss per share	$(0.54)	$(0.57)	$0.03
Identifiable assets at March 31	$2,186	$17,686
EBITDAC
Net loss	$(140)	$(148)	$8
Benefit for income taxes	(111)	(134)	23
Interest	158	158	—
Depreciation	2	2	—
EBITDAC	$(91)	$(122)	$31
Revenues - Revenues in the corporate segment consist of other income related to the run-off of legacy investments and other investment income.

Compensation expense - Compensation expense in the three-month periods ended March 31, 2026 and 2025, includes salary, incentive compensation, and associated benefit expenses of $41 million and $49 million, respectively. The change in compensation expense for the three-month period ended March 31, 2026 compared to the same period in 2025 was primarily due to decreased incentive compensation related to transaction-related costs as described on page 44 in note (1).
Operating expense - Operating expense in the three-month period ended March 31, 2026, includes external professional fees and other due diligence costs related to acquisitions of $10 million, which includes $7 million of transaction-related costs as described on page 44 in note (1), other corporate and clean energy-related expenses, including litigation matters, technology and other professional fees of $41 million in aggregate, which includes costs associated with legal and tax matters and the write-down of a clean energy-related investment as described on page 44 in notes (3) and (4), and a net unrealized foreign exchange remeasurement gain of $6 million.
Operating expense in the three-month period ended March 31, 2025 includes banking and related fees of $1 million, external professional fees and other due diligence costs related to acquisitions of $21 million, which includes $18 million of transaction‑related costs as described on page 44 in note (1), other corporate and clean energy-related expenses, including litigation matters, technology and other professional fees of $28 million in aggregate, and a net unrealized foreign exchange remeasurement loss of $(23) million.
Interest expense - The interest expense for the three-month period ended March 31, 2026 was flat compared to the same period in 2025.
Depreciation - Depreciation expense in the three-month period ended March 31, 2026 was flat compared to 2025 and includes capital improvements made at our corporate headquarters and Gallagher Centers of Excellence and to the acquisition of other corporate related fixed assets.
Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local country statutory rates. Our consolidated effective tax rate for the three-month period ended March 31, 2026 was 21.1% compared to 18.8% for the same period in 2025.
The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three-month periods ended March 31, 2026 and 2025 for the corporate segment (in millions):

	2026			2025
Three-Month Periods Ended March 31	Pretax Loss	Income Tax (Provision) Benefit	(Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(158)	$41	$(117)	$(159)	$42	$(117)
Clean energy-related	(7)	2	(5)	(2)	1	(1)
Acquisition costs (1)	(10)	2	(8)	(26)	3	(23)
Corporate (2)	(76)	66	(10)	(95)	88	(7)
Corporate, as reported	(251)	111	(140)	(282)	134	(148)
Adjustments
Clean energy-related (3)	5	(2)	3	—	—	—
Transaction-related costs (1)	7	(1)	6	23	(3)	20
Legal and tax related (4)	18	(17)	1	—	—	—
Components of Corporate Segment, as adjusted
Interest and banking costs	(158)	41	(117)	(159)	42	(117)
Clean energy-related	(2)	—	(2)	(2)	1	(1)
Acquisition costs	(3)	1	(2)	(3)	—	(3)
Corporate (2)	(58)	49	(9)	(95)	88	(7)
Adjusted three months	$(221)	$91	$(130)	$(259)	$131	$(128)

(1)We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees associated with completed, future and terminated acquisitions. Adjustments primarily relate to acquisition of AssuredPartners and Woodruff Sawyer, which closed August 2025 and April 2025, respectively.
(2)Corporate pretax loss includes a net unrealized foreign exchange remeasurement gain of $6 million in first quarter 2026 and a net unrealized foreign exchange remeasurement loss of $(23) million in first quarter 2025.
(3)Adjustments in first quarter 2026 include the write-down of a clean energy-related investment.
(4)Adjustments in first quarter 2026 and 2025 include costs associated with legal and tax matters.
Interest, banking costs and debt - Interest and banking costs includes expenses related to our debt.
Clean energy - For 2026, this consists of the operating results related to our investments in new clean energy projects, primarily fusion and carbon sequestration projects.
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
Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, and net unrealized foreign exchange remeasurement. In addition, it includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses, the tax benefit from vesting of employee equity awards, as well as other permanent or discrete tax items not reflected in the provision for income taxes in the brokerage and risk management segments. The income tax benefit of stock-based awards that vested or were settled in the three-month periods ended March 31, 2026 and 2025, was $22 million and $66 million, respectively, and is included in the table above in the Corporate line.
Clean energy investments - Please refer to our filings with the SEC, including Item 1A, “Risk Factors,” on pages 11 through 30 of our Annual Report on Form 10‑K for the fiscal year ended December 31, 2025, for a more detailed discussion of these and other factors that could impact the information above.

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
Operating Cash Flow
Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement (as defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2025 and for the three-month period ended March 31, 2026, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuance of our common stock.
Cash provided by operating activities was $957 million and $872 million for three-month periods ended March 31, 2026 and 2025, respectively. The increase in cash provided by operating activities during the three-month period ended March 31, 2026 compared to the same period in 2025, was primarily due to timing differences between periods with cash receipts and disbursements related to accounts receivables and accrued compensation and other current liabilities compared to the same period in 2025, partially offset by the growth in 2026 compared to 2025 in our reported net earnings, adjusted for non-cash items (i.e., EBITDAC) .

During the three-month period ended March 31, 2026 employee matching contributions to the 401(k) plan of $115 million relating to 2025 were funded using common stock. During the three-month period ended March 31, 2025, employee matching contributions to the 401(k) plan of $105 million relating to 2024 were funded using common stock.
When assessing our overall liquidity, we believe that the focus should be on EBITDAC, and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $1,557 million and $1,301 million for the three-month periods ended March 31, 2026 and 2025, respectively. Net earnings attributable to controlling interests were $822 million and $704 million for the three-month periods ended March 31, 2026 and 2025, respectively. We believe that EBITDAC items are indicators of trends in liquidity.
Defined Benefit Pension Plan
In 2025, we initiated a process to fully terminate our defined pension benefit plan. In fourth quarter 2025, substantially all of the future obligations under the plan were settled through a combination of lump sum payments to eligible, electing participants and a transfer of the remaining liability through the purchase of a group annuity contract to a highly-rated third-party insurance company. As of March 31, 2026, the only remaining obligations are payments to the Pension Benefit Guaranty Corporation (which we refer to as PBGC) for missing participants and the distribution of the surplus assets to plan participants. In 2026, after the liability for the missing participants has been transferred to the PBGC and the remaining assets have been distributed, the final plan termination accounting will be completed. In fourth quarter 2025, we recognized a non-cash, pre-tax loss of approximately $16 million to operating expense in the consolidated statement of earnings that was offset by an approximate $12 million adjustment to consolidated statement of comprehensive earnings and a $4 million reversal of a deferred tax asset. In 2026, based on estimates as of December 31, 2025, we expect to recognize a non-cash, pre-tax loss of approximately $17 million to operating expense in the consolidated statement of earnings related to the final plan termination accounting. We will not make any additional funding to the plan related to this plan termination process.
Investing Cash Flows
Capital Expenditures - Capital expenditures were $36 million and $28 million for the three-month periods ended March 31, 2026 and 2025, respectively. In 2026, we expect total expenditures for capital improvements to be approximately $227 million (includes the impact of acquisitions closed through March 31, 2026), part of which is related to expenditures on office moves and investments being made in IT and software development projects. Capital expenditures increased in 2026 compared to 2025 primarily due to an increase in acquisition integration related expenditures, differences in the period over period timing of expenditures related to investments in information technology, and by the movement of information technology to cloud computing based technology from in‑house hosted environments. Expenditures made related to cloud computing based technology are accounted for as deferred costs versus fixed assets, which would reduce capital expenditures.
Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $289 million and $332 million in the three-month periods ended March 31, 2026 and 2025, respectively. In addition, during the three-month period ended March 31, 2026, we issued 0.1 million shares ($17 million) of our common stock as payment for a portion of the total consideration paid for 2026 acquisitions and earnout payments made in 2026. During the three-month period ended March 31, 2025, we issued 0.1 million shares ($16 million) of our common stock as payment for consideration paid for 2025 acquisitions and earnout payments made in 2025. We completed nine and eleven acquisitions in the three-month periods ended March 31, 2026 and 2025, respectively. Annualized revenues of businesses acquired in the three-month periods ended March 31, 2026 and 2025 totaled approximately $59 million and $101 million, respectively. For the remainder of 2026, we expect to use cash on hand, new debt, our Credit Agreement, cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.
If liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.
Dispositions - During each of the three-month periods ended March 31, 2026 and 2025, we sold several books of business and recognized net gains of $7 million and $6 million, respectively. We received net cash proceeds of $4 million and $2 million, respectively, in these 2026 and 2025 transactions.
Financing Cash Flows
At March 31, 2026, we had $9,550 million of Senior Notes, $3,008 million of corporate related borrowings outstanding, $285 million of borrowings outstanding under our Credit Agreement, $156 million of borrowings outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $1,413 million.
Consistent with past practice, as of March 31, 2026 we had pre-issuance hedges open for $1,500 million for 2026.
The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at March 31, 2026.
Senior Notes - There were no changes in our Senior Notes in 2026 and 2025.
Note Purchase Agreement - During February 2026, we used operating cash to fund the $140 million Series II note maturity with a fixed rate of 4.85% due February 13, 2026 and $175 million Series I note maturity with a fixed rate of 4.73% due February 27, 2026.
Credit Agreement - On April 3, 2025, we entered into an amendment and restatement to the Credit Agreement dated June 22, 2023 (which, as amended and restated, we refer to as the Credit Agreement). The Credit Agreement provides for a five-year unsecured revolving credit facility in the amount of $2,500 million, which is also available in Pounds Sterling, Canadian Dollars, Australian Dollars, New Zealand Dollars, Euros, Japanese Yen and any other currencies agreed by the lenders. The Credit Agreement also includes a $75 million letter of credit sub-facility and a $250 million Euro swingline sub-facility. We may also, upon the agreement of either one or more then-existing lenders or of additional banks not currently party to the Credit Agreement, increase the commitments under the Credit Agreement up to $3,000 million. The amendment and restatement, among other things, also extended the maturity date from June 22, 2028 to April 3, 2030 and updated the facility fee and applicable margin as determined by reference to the rating of our long-term senior unsecured debt.
We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the three-month period ended March 31, 2026, we borrowed an aggregate of $1,975 million and repaid $1,690 million. At March 31, 2026, there were $285 million of borrowings outstanding under the Credit Agreement. Due to outstanding letters of credit, $2,213 million remained available for potential borrowings under the Credit Agreement at March 31, 2026. Principal uses of the 2026 and 2025 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.
Premium Financing Debt Facility - On November 17, 2025, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$310 million and NZ$10 million tranches (the AU$ tranche will increase as of June 1, 2026 to AU$390 million and the NZ$ tranche will increase as of October 1, 2026 to NZ$25 million), (ii) Facility C, which is an AU$60 million equivalent multi-currency overdraft tranche and (iii) Facility D, which is a NZ$15 million equivalent multi-currency overdraft tranche.
At March 31, 2026, AU$215 million of borrowings were outstanding under Facility B, with no borrowings outstanding under the NZ$ tranche of Facility B. There were no borrowings outstanding under Facility C and NZ$12 million of borrowings were outstanding under Facility D, which in aggregate amount to US$156 million of borrowings outstanding under the Premium Financing Debt Facility.
Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.
In the three-month period ended March 31, 2026, we declared $182 million in cash dividends on our common stock, or $0.70 per common share per quarter, an 8% increase over the three-month period ended March 31, 2025. On April 29, 2026, we announced a quarterly dividend for second quarter 2026 of $0.70 per common share. This dividend level in 2026 will result in annualized net cash used by financing activities in 2026 of approximately $719 million (based on the number of outstanding shares as of March 31, 2026) or an anticipated increase in cash used of approximately $52 million compared to 2025. We make no assurances regarding the amount of any future dividend payments.
Shelf Registration Statement - On February 12, 2024, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of debt securities, guarantees, common stock, preferred stock, warrants, depositary shares, purchase contracts, or units. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any securities under this registration statement. On November 15, 2022, we filed a shelf registration statement on Form S-4 with the SEC, registering 7.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At March 31, 2026, 5.4 million shares remained available for issuance under this registration statement. Please see the information set forth in “Investing Cash Flows - Acquisitions.”
Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock. During the three-month period ended March 31, 2026 we repurchased 1.4 million shares of our common stock in the amount of $310 million pursuant to our repurchase plan. During the three-month period ended March 31, 2025, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Management may consider repurchasing common stock during the remainder of 2026 to the extent that our available cash exceeds acquisition opportunities. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long‑term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.
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
At-the-Market Equity Program - On March 14, 2024, we entered into an updated Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to 3.0 shares of our common stock through Morgan Stanley as sales agent. We intend to use the net proceeds of sales under this program to fund future acquisitions from time to time or for general corporate purposes. During the quarter ended March 31, 2026, we did not sell shares of our common stock under the program.
Common Stock Issuances - Refer to Note 13 for more information regarding the issuance or our common stock and the qualified contributory savings and thrift 401(k) plan.
Outlook - We believe that we have sufficient capital and access to additional capital to meet our short- and long-term cash flow needs.
Critical Accounting Estimates
There have been no changes in our critical accounting estimates, which include revenue recognition, income taxes and intangible assets/earnout obligations, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Business Combinations and Dispositions
See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the three-month period ended March 31, 2026. We did not have any material dispositions during the three-month period ended March 31, 2026.
Item 3.              Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at March 31, 2026 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.
Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at March 31, 2026 approximated its carrying value due to its short‑term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at March 31, 2026.
At March 31, 2026, we had $12,558 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at March 31, 2026 was $11,543 million due to their long‑term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment graded insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at March 31, 2026 and the resulting fair values would have been $87 million lower than their carrying value (or $12,471 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at March 31, 2026 and the resulting fair values would have been $1,820 million lower than their carrying value (or $10,738 million).
At March 31, 2026, we had $285 million of borrowings outstanding under our Credit Agreement and $156 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short‑term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at March 31, 2026, and the resulting fair value is not materially different from their carrying value.
We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2026 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $44 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the three-month period ended March 31, 2026 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $6 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).
Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During the three-month periods ended March 31, 2026 and 2025, we had several monthly forward contracts and options in place with an external financial institution that are designed to hedge a significant portion of our future Norway and the U.K. currency revenues through various future payment dates. In addition, during the three-month periods ended March 31, 2026 and 2025, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant India, Norway and the U.K. currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re‑measured at the stated point and the appropriate loss, if applicable, would be recognized. In the three-month period ended March 31, 2026 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the three-month period ended March 31, 2026. See Note 11 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at March 31, 2026.

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
Item 1A.  Risk Factors
The risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 should be considered alongside the information contained in this report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) for each fiscal month in the three-month period ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3) (4)
January 1 through January 31, 2026	3,543	$261.86	—	$1,500
February 1 through February 28, 2026	743,536	220.49	725,338	1,340
March 1 through March 31, 2026	1,044,058	223.26	677,292	1,190
Total	1,791,137	$222.19	1,402,630
(1)Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our DEPP, our DCPP and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. See Note 9 to the March 31, 2026 unaudited consolidated financial statements in this report for more information regarding the DEPP. In the first quarter of 2026, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2026 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including Company match amounts, on a before-tax basis or after‑tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to all equivalent to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.
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
(4)Dollar values stated in millions.
Item 5.              Other Information
During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
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

Arthur J. Gallagher & Co.

Date: May 6, 2026	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)