Form 10-Q
period 2026-06-30
Arthur J. Gallagher & Co.
filed 2026-08-05
CIK 354190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
_________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of June 30, 2026 was approximately 256.3 million.

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
•Risks associated with the use of AI in our business operations, including regulatory, data privacy, cybersecurity, E&O, intellectual property, competition, and “AI-washing” perception risks;
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

Arthur J. Gallagher & Co.

Part I - Financial Information
Item 1.             Financial Statements (Unaudited)
Arthur J. Gallagher & Co.
Consolidated Statement of Earnings
(Unaudited - in millions, except per share data)

	Three-month period ended June 30,		Six-month period ended June 30,
	2026	2025	2026	2025
Commissions	$2,442	$1,808	$5,565	$4,057
Fees	1,183	962	2,395	1,947
Supplemental revenues	141	103	321	217
Contingent revenues	91	73	206	166
Interest income, premium finance revenues and other income	98	233	184	480
Revenues before reimbursements	3,955	3,179	8,671	6,867
Reimbursements	48	43	90	82
Total revenues	4,003	3,222	8,761	6,949
Compensation	2,330	1,804	4,846	3,701
Operating	679	519	1,322	1,009
Reimbursements	48	43	90	82
Interest	168	158	326	316
Depreciation	57	50	118	95
Amortization	301	180	579	390
Change in estimated acquisition earnout payables	6	(5)	23	10
Total expenses	3,589	2,749	7,304	5,603
Earnings before income taxes	414	473	1,457	1,346
Provision for income taxes	90	105	310	269
Net earnings	324	368	1,147	1,077
Net earnings attributable to noncontrolling interests	—	—	1	5
Net earnings attributable to controlling interests	$324	$368	$1,146	$1,072
Basic net earnings per share	$1.26	$1.43	$4.46	$4.19
Diluted net earnings per share	1.25	1.40	4.41	4.12
Dividends declared per common share	0.70	0.65	1.40	1.30
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Comprehensive Earnings
(Unaudited - in millions)

	Three-month period ended June 30,		Six-month period ended June 30,
	2026	2025	2026	2025
Net earnings	$324	$368	$1,147	$1,077
Change in pension liability, net of taxes	—	(5)	—	(5)
Foreign currency translation, net of taxes	(134)	428	(154)	645
Change in fair value of derivative investments, net of taxes	6	11	(15)	11
Comprehensive earnings	196	802	978	1,728
Comprehensive earnings attributable to noncontrolling interests	—	—	1	5
Comprehensive earnings attributable to controlling interests	$196	$802	$977	$1,723
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Balance Sheet
(Unaudited - in millions)

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,386	$1,396
Fiduciary assets (includes fiduciary cash of $7,947 in 2026 and $7,142 in 2025)	37,183	26,899
Accounts receivable, net	6,076	5,175
Other current assets	807	886
Total current assets	45,452	34,356
Fixed assets - net	765	789
Deferred income taxes	43	43
Other noncurrent assets	1,732	1,602
Right-of-use assets	578	598
Goodwill	23,026	22,593
Amortizable intangible assets - net	10,212	10,684
Total assets	$81,808	$70,665
Fiduciary liabilities	$37,183	$26,899
Accrued compensation and other current liabilities	3,548	4,017
Deferred revenue - current	788	737
Premium financing debt	134	226
Corporate related borrowings - current	1,520	640
Total current liabilities	43,173	32,519
Corporate related borrowings - noncurrent	11,955	12,104
Deferred revenue - noncurrent	177	155
Lease liabilities - noncurrent	497	515
Other noncurrent liabilities (includes tax credit carryforwards of $628 in 2026 and $713 in 2025)	2,259	2,025
Total liabilities	58,061	47,318
Stockholders' equity:
Common stock - issued and outstanding 256.3 shares in 2026 and 257.0 shares in 2025	256	257
Capital in excess of par value	17,567	17,783
Retained earnings	6,588	5,806
Accumulated other comprehensive loss	(694)	(525)
Stockholders' equity attributable to controlling interests	23,717	23,321
Stockholders' equity attributable to noncontrolling interests	30	26
Total stockholders' equity	23,747	23,347
Total liabilities and stockholders' equity	$81,808	$70,665
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Cash Flows
(Unaudited - in millions)

	Six-month period ended June 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$1,147	$1,077
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(4)	(12)
Depreciation and amortization	697	485
Change in estimated acquisition earnout payables	23	10
Amortization of deferred compensation and restricted stock	74	61
Stock-based and other noncash compensation expense	41	25
Payments on acquisition earnouts in excess of original estimates	(141)	(480)
Provision for deferred income taxes	86	27
Effect of changes in foreign exchange rates	(2)	50
Net change in accounts receivable, net	(949)	(681)
Net change in deferred revenue	67	58
Net change in other current assets	36	—
Net change in accrued compensation and other accrued liabilities	(124)	(132)
Net change in income taxes payable	(64)	(37)
Net change in other noncurrent assets and liabilities	80	(3)
Net cash provided by operating activities	967	448
Cash flows from investing activities:
Capital expenditures	(87)	(68)
Cash paid for acquisitions, net of cash and restricted cash acquired	(616)	(1,662)
Net proceeds from sales of operations/books of business	6	2
Net funding of investment transactions	(4)	1
Net funding of premium finance loans	110	106
Net cash used by investing activities	(591)	(1,621)
Cash flows from financing activities:
Payments on acquisition earnouts	(206)	(350)
Proceeds from issuance of common stock	91	1,378
Repurchases of common stock	(480)	—
Dividends paid	(359)	(333)
Net change in fiduciary assets and liabilities	841	892
Net borrowings on premium financing debt facility	(101)	(76)
Borrowings on line of credit facility	5,010	3
Repayments on line of credit facility	(3,645)	(3)
Net borrowings of corporate related long-term debt	(639)	(199)
Debt acquisition costs	5	5
Settlements on terminated interest rate swaps	11	—
Net cash provided by financing activities	528	1,317
Effect of changes in foreign exchange rates on cash, cash equivalents, restricted cash and fiduciary cash	(109)	195
Net increase in cash, cash equivalents, restricted cash and fiduciary cash	795	339
Cash, cash equivalents, restricted cash and fiduciary cash at beginning of period	8,538	20,468
Cash, cash equivalents, restricted cash and fiduciary cash at end of period	$9,333	$20,807
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2025	257.0	$257.0	$17,783	$5,806	$(525)	$26	$23,347
Net earnings	—	—	—	822	—	1	823
Foreign currency translation	—	—	—	—	(20)	—	(20)
Change in fair value of derivative instruments, net of taxes of $(7) million	—	—	—	—	(21)	—	(21)
Compensation expense related to stock option plan grants	—	—	20	—	—	—	20
Common stock issued in:
Two purchase transactions	0.1	0.1	17	—	—	—	17
Stock option plans	0.4	0.4	36	—	—	—	36
Employee stock purchase plan	0.1	0.1	15	—	—	—	15
Shares issued to benefit plans	0.5	0.5	131	—	—	—	132
Deferred compensation and restricted stock	0.2	0.2	(55)	—	—	—	(55)
Common stock repurchases	(1.4)	(1.4)	(309)	—	—	—	(310)
Cash dividends declared on common stock	—	—	—	(182)	—	—	(182)
Balance at March 31, 2026	256.9	$256.9	$17,638	$6,446	$(566)	$27	$23,802
Net earnings	—	—	—	324	—	—	324
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	3	3
Foreign currency translation	—	—	—	—	(134)	—	(134)
Change in fair value of derivative instruments, net of taxes of $2 million	—	—	—	—	6	—	6
Compensation expense related to stock option plan grants	—	—	15	—	—	—	15
Common stock issued in:
Stock option plans	0.2	0.2	18	—	—	—	18
Employee stock purchase plan	0.1	0.1	22	—	—	—	22
Deferred compensation and restricted stock	—	—	43	—	—	—	43
Common stock repurchases	(0.9)	(0.9)	(169)	—	—	—	(170)
Cash dividends declared on common stock	—	—	—	(182)	—	—	(182)
Balance at June 30, 2026	256.3	$256.3	$17,567	$6,588	$(694)	$30	$23,747
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2024	250.0	$250.0	$16,069	$4,986	$(1,151)	$26	$20,180
Net earnings	—	—	—	704	—	5	709
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	3	3
Foreign currency translation	—	—	—	—	217	—	217
Compensation expense related to stock option plan grants	—	—	18	—	—	—	18
Common stock issued in:
One purchase transaction	0.1	0.1	17	—	—	—	17
Stock option plans	0.7	0.7	68	—	—	—	69
Employee stock purchase plan	0.1	0.1	14	—	—	—	14
Stock issuance from public offering	4.6	4.6	1,248	—	—	—	1,252
Shares issued to benefit plans	0.3	0.3	119	—	—	—	120
Deferred compensation and restricted stock	0.3	0.3	(77)	—	—	—	(77)
Cash dividends declared on common stock	—	—	—	(167)	—	—	(167)
Balance at March 31, 2025	256.1	$256.1	$17,475	$5,523	$(934)	$34	$22,354
Net earnings	—	—	—	368	—	—	368
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(1)	(1)
Net change in pension asset/ liability, net of taxes of $(1) million	—	—	—	—	(5)	—	(5)
Foreign currency translation	—	—	—	—	428	—	428
Change in fair value of derivative instruments, net of taxes of $4 million	—	—	—	—	11	—	11
Compensation expense related to stock option plan grants	—	—	11	—	—	—	11
Common stock issued in:
Stock option plans	0.2	0.2	24	—	—	—	24
Employee stock purchase plan	0.1	0.1	20	—	—	—	20
Deferred compensation and restricted stock	—	—	16	—	—	—	16
Cash dividends declared on common stock	—	—	—	(171)	—	—	(171)
Balance at June 30, 2025	256.4	$256.4	$17,546	$5,720	$(500)	$33	$23,056
See notes to consolidated financial statements.

Notes to June 30, 2026 Consolidated Financial Statements (Unaudited)
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
We are a global insurance brokerage, risk management and consulting services firm, headquartered in Rolling Meadows, Illinois. We provide these services in approximately 130 countries around the world through our owned operations and a network of correspondent brokers and consultants. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2025, and include all normal recurring adjustments necessary for a fair presentation of the information set forth herein. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the preparation of our unaudited consolidated financial statements as of June 30, 2026, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition and/or disclosure therein.
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

3. Business Combinations
During the six-month period ended June 30, 2026, we acquired substantially all of the ownership interest or net assets, as applicable, of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Shares Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Krose GmbH & Co KG February 25, 2026 (KGC)	66.0	$15	$203	$2	$—	$—	$220	$—
McKee Risk Management, Inc. May 1, 2026 (MRM)	—	—	135	—	5	9	149	30
Fourteen other acquisitions completed in 2026	—	—	233	6	14	42	295	80
	66.0	$15	$571	$8	$19	$51	$664	$110
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
The fair value of these earnout obligations is generally based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement (discounted cash flow method of the income approach). In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.0% to 15.0% for our 2026 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rate was 9.0% for all of our 2026 acquisitions. In some instances, the fair value of these earnout obligations can be based on other valuation methods including the Black-Scholes Option Pricing Method or Monte Carlo Simulation method. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.
During the three-month periods ended June 30, 2026 and 2025, we recognized $10 million and $11 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During each of the six-month periods ended June 30, 2026 and 2025, we recognized $24 million of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended June 30, 2026 and 2025, we recognized $4 million and $17 million of income related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 47 and 36 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2026 and 2025, we recognized $1 million and $14 million of income related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 77 and 56 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $1,233 million as of June 30, 2026, of which $514 million was recorded in the consolidated balance sheet as of June 30, 2026, based on the estimated fair value of the expected future payments to be made, of which approximately $403 million can be settled in cash or stock at our option and $111 million must be settled in cash.
The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the six-month period ended June 30, 2026 (in millions):

	KGC	MRM	Fourteen Other Acquisitions	Total
Cash and cash equivalents	$4	$4	$5	$13
Fiduciary assets	6	32	200	238
Other current assets	1	5	24	30
Fixed assets	3	—	—	3
Noncurrent assets	2	1	2	5
Goodwill	145	47	172	364
Expiration lists	102	95	134	331
Non-compete agreements	11	2	8	21
Trade names	—	1	—	1
Total assets acquired	274	187	545	1,006
Fiduciary liabilities	6	32	200	238
Current liabilities	10	4	6	20
Noncurrent liabilities	38	2	44	84
Total liabilities assumed	54	38	250	342
Total net assets acquired	$220	$149	$295	$664
Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the third-party claims administration, retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $364 million, $331 million, $21 million and $1 million, respectively, within the brokerage and risk management segments.
Provisional estimates of fair value are established at the time of each acquisition and are subsequently reviewed and finalized within the first year of operations subsequent to the acquisition date to determine the necessity for adjustments. During this period, we may use independent third-party valuation specialists to assist us in finalizing the fair value of assets acquired and liabilities assumed. Fair value adjustments, if any, are most common to the values established for amortizable intangible assets, including expiration lists, non‑compete agreements and trade names, as well as for acquired software, and earnout liabilities, with the offset to goodwill, net of any income tax effect. On August 18, 2025, we acquired all of the issued and outstanding stock of Dolphin TopCo, Inc., the holding company of AssuredPartners for gross consideration of $13.8 billion. AssuredPartners was a leading U.S. insurance broker with client capabilities across commercial property/casualty, specialty, employee benefits and personal lines and had over 10,900 employees serving through offices located across the U.S., U.K. and Ireland. For details on AssuredPartners, please refer to Note 3 in our Annual Report on Form 10-K for the year ended December 31, 2025. In second quarter 2026, we finalized the valuation of certain acquired identifiable intangible assets and the allocation of the purchase price for AssuredPartners. Accordingly, the goodwill recorded as of June 30, 2026 has also been finalized. Provisional estimates of fair value were used by us to initially record the acquisition of AssuredPartners as of the August 18, 2025 acquisition date. We used independent third party valuation specialists to assist us in determining the fair value of assets acquired and liabilities assumed for this transaction. Based on the work performed, in the three-month period ended March 31, 2026, we made provisional adjustments to the amounts initially recorded for expiration lists and trade names. As a result of these adjustments, the amount allocated to expiration lists decreased by $222 million and the amount allocated to trade names increased by $2 million. These non-cash adjustments resulted in a net increase to goodwill of $220 million. The reason for the lower value allocated to expiration lists is due to receipt of additional information regarding average customer lives. The provisional fair value estimates that were used as of March 31, 2026 were subsequently reviewed in second quarter 2026, and based on the results of the final valuation we completed, no additional changes were made.
The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth was 3.0% and attrition rates generally ranged from 5.0% to 10.0%, respectively, for our 2025 acquisitions for which valuations were performed in 2026. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. The discount rates generally ranged from 9.0% to 12.0% for our 2025 acquisitions for which valuations were performed in 2026. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.
Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews during the three and six-month periods ended June 30, 2026, we wrote off $21 million and $22 million, respectively, of amortizable assets related to the brokerage segment. Based on the results of impairment reviews during the six-month periods ended June 30, 2025, we wrote off $41 million of amortizable assets related to the brokerage segment.
Of the $331 million of expiration lists and $21 million of non-compete agreements related to our acquisitions made during the six-month period ended June 30, 2026, $163 million and $19 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $55 million and a corresponding amount of goodwill in the six-month period ended June 30, 2026, related to the nondeductible amortizable intangible assets.
Our unaudited consolidated financial statements for the six-month period ended June 30, 2026 include the operations of the entities acquired in the six-month period ended June 30, 2026 from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2025 (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2026	2025	2026	2025
Total revenues	$4,009	$3,251	$8,790	$7,003
Net earnings attributable to controlling interests	324	369	1,146	1,075
Basic net earnings per share	1.26	1.44	4.46	4.20
Diluted net earnings per share	1.25	1.42	4.42	4.13
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2025, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the six-month period ended June 30, 2026 totaled approximately $122 million. For the six-month period ended June 30, 2026, total revenues, net pretax loss and net loss before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables (EBITDAC) recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the six-month period ended June 30, 2026 in the aggregate, were $27 million, $(14) million and $(2) million, respectively.
4. Contracts with Customers
Contract Assets and Liabilities/Contract Balances
Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	June 30, 2026	December 31, 2025
Unbilled receivables	$2,686	$1,858
Deferred contract costs	237	338
Deferred revenue	965	892
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
Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total
Deferred revenue at December 31, 2025	$693	$199	$892
Incremental deferred revenue	417	55	472
Revenue recognized during the six-month period ended June 30, 2026 included in deferred revenue at December 31, 2025	(345)	(49)	(394)
Net change in collected billings/deposits received from customers	(13)	3	(10)
Impact of change in foreign exchange rates	(5)	—	(5)
Deferred revenue recognized from business acquisitions	10	—	10
Deferred revenue at June 30, 2026	$757	$208	$965

Revenue recognized during the six-month period ended June 30, 2026 in the table above included revenue from 2025 acquisitions that would not be reflected in prior periods.
Remaining Performance Obligations
Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of June 30, 2026, the aggregate amount of the contract price allocated to remaining performance obligations was $965 million. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2026 (remaining six months)	$665	$100	$765
2027	80	48	128
2028	9	22	31
2029	1	10	11
2030	1	9	10
Thereafter	1	19	20
Total	$757	$208	$965
Deferred Contract Costs
We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $237 million and $338 million as of June 30, 2026 and December 31, 2025, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $716 million and $431 million for the six-month periods ended June 30, 2026 and 2025, respectively.
We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.

5. Intangible Assets
The carrying amount of goodwill at June 30, 2026 and December 31, 2025 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At June 30, 2026
United States	$15,742	$109	$—	$15,851
United Kingdom	3,491	148	—	3,639
Canada	606	—	—	606
Australia	630	247	—	877
New Zealand	221	8	—	229
Other foreign	1,794	13	17	1,824
Total goodwill	$22,484	$525	$17	$23,026
At December 31, 2025
United States	$16,428	$109	$—	$16,537
United Kingdom	2,889	142	—	3,031
Canada	628	—	—	628
Australia	591	238	—	829
New Zealand	225	8	—	233
Other foreign	1,317	—	18	1,335
Total goodwill	$22,078	$497	$18	$22,593
The changes in the carrying amount of goodwill for the six-month period ended June 30, 2026 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2025	$22,078	$497	$18	$22,593
Goodwill acquired during the period	340	24	—	364
Goodwill true-ups due to appraisals and other acquisition adjustments (see Note 3)	174	(1)	—	173
Foreign currency translation adjustments during the period	(108)	5	(1)	(104)
Balance as of June 30, 2026	$22,484	$525	$17	$23,026
Major classes of amortizable intangible assets at June 30, 2026 and December 31, 2025 consist of the following (in millions):

	June 30, 2026	December 31, 2025
Expiration lists	$15,959	$15,968
Accumulated amortization - expiration lists	(5,824)	(5,357)
	10,135	10,611
Non-compete agreements	137	125
Accumulated amortization - non-compete agreements	(104)	(98)
	33	27
Trade names	103	160
Accumulated amortization - trade names	(59)	(114)
	44	46
Net amortizable assets	$10,212	$10,684

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows (in millions):

2026 (remaining six months)	$558
2027	1,092
2028	1,050
2029	992
2030	933
Thereafter	5,587
Total	$10,212
6. Credit and Other Debt Agreements
The following is a summary of our corporate and other debt (in millions):

	June 30, 2026	December 31, 2025
Total Senior Notes	$9,550	$9,550
Total Note Purchase Agreements	2,683	3,323
Credit Agreement	1,365	—
Total Premium Financing Debt Facility	134	226
Total corporate and other debt	13,732	13,099
Less unamortized debt acquisition costs and discount	(123)	(129)
Net corporate and other debt	$13,609	$12,970
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
During June 2026, we used operating cash to fund the $175 million Series Q note maturity that had a fixed rate of 4.40% that was due June 2, 2026 and $150 million Series P note maturity that had a fixed rate of 4.36% that was due June 24, 2026.
The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2026.

7. Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended June 30,		Six-month period ended June 30,
	2026	2025	2026	2025
Net earnings attributable to controlling interests	$324	$368	$1,146	$1,072
Weighted average number of common shares outstanding	256.7	256.2	256.9	255.5
Dilutive effect of stock options using the treasury stock method	2.0	4.2	2.4	4.4
Weighted average number of common and common equivalent shares outstanding	258.7	260.4	259.3	259.9
Basic net earnings per share	$1.26	$1.43	$4.46	$4.19
Diluted net earnings per share	$1.25	$1.40	$4.41	$4.12
Anti-dilutive stock-based awards of 4.5 million and 0.8 million shares were outstanding at the three-month periods ended June 30, 2026 and 2025, respectively, which were excluded in the computation of the dilutive effect of stock-based awards for the three-month periods then ended. Anti-dilutive stock-based awards of 3.7 million and 0.8 million shares were outstanding at the six-month periods ended June 30, 2026 and 2025, respectively, which were excluded in the computation of the dilutive effect of stock-based awards for the six-month periods then ended. These stock‑based awards were excluded from the computation because the exercise prices on these stock‑based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.
8. Stock Option Plans
On May 10, 2022, stockholders approved the Arthur J. Gallagher & Co. 2022 Long-Term Incentive Plan (which we refer to as the LTIP). For details on the LTIP, please refer to Note 8 in our Annual Report on Form 10-K for the year ended December 31, 2025.
As of June 30, 2026, 1.5 million shares were available for restricted stock, restricted stock units, and performance unit awards settled with stock.
Stock option grants and compensation expense (in millions):

	Three-month period ended June 30		Six-month period ended June 30
	2026	2025	2026	2025
Grant date			March 1, 2026	March 1, 2025
Stock options granted	—	—	1.5	0.8
Stock option compensation expense	$15	$12	$35	$30

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

	Six-month period ended June 30
	2026	2025
Expected dividend yield	1.2%	0.8%
Expected risk-free interest rate	3.6%	4.1%
Volatility	22.3%	25.4%
Expected life (in years)	5.5	5.5
The weighted average fair value per option for all options granted during the six-month periods ended June 30, 2026 and 2025, as determined on the grant date using the Black-Scholes option pricing model, was $54.96 and $98.27, respectively.
The following is a summary of our stock option activity and related information for 2026 (in millions, except exercise price and year data):

	Six-month period ended June 30, 2026
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	6.7	$177.48
Granted	1.5	228.20
Exercised	(0.6)	104.23
Forfeited or canceled	(0.2)	202.29
Ending balance	7.4	$193.15	3.84	$366
Exercisable at end of period	2.9	$132.54	1.98	$286
Ending unvested and expected to vest	4.0	$232.15	5.02	$77
Options with respect to 8.3 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at June 30, 2026.
The total intrinsic value of options exercised was $72 million and $216 million for the six-month periods ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had approximately $175 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.
Options outstanding and exercisable at June 30, 2026 (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$86.17	—	$86.17	0.7	0.70	$86.17	0.7	$86.17
127.90	—	127.90	1.0	1.71	127.90	1.0	127.90
156.85	—	156.85	0.7	2.59	156.85	0.4	156.85
158.56	—	161.14	0.8	2.71	158.59	0.5	158.59
177.09	—	202.13	1.0	3.71	177.73	0.3	177.77
228.20	—	228.20	1.5	6.68	228.20	—	—
238.88	—	243.54	0.9	4.67	243.54	—	—
337.74	—	347.44	0.8	5.68	337.75	—	—
$86.17	—	$347.44	7.4	3.84	$193.15	2.9	$132.54

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
Deferred equity participation plan activity (in millions):

	Three-month period ended June 30		Six-month period ended June 30
Awards and Compensation Expense	2026	2025	2026	2025
DEPP awards approved and contributed to rabbi trust	$—	$—	$25	$24
DEPP compensation expense recognized	6	5	11	9
DEPP distributions	$10	$6	$24	$17
We also have a Deferred Cash Participation Plan (which we refer to as the DCPP), a non-qualified plan for certain key employees, other than executive officers, generally providing for vesting and/or distributions no sooner than five years from the award date. For details on the DCPP, please refer to Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Deferred cash participation plan activity (in millions):

	Three-month period ended June 30		Six-month period ended June 30
	2026	2025	2026	2025
DCPP awards approved and contributed to rabbi trust	$—	$—	$6	$8
DCPP compensation expense recognized	4	2	8	7
DCPP distributions	$6	$—	$17	$23

At June 30, 2026 and December 31, 2025, we recorded $132 million (related to 2.1 million shares) and $81 million (related to 1.8 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value. Total intrinsic value of our unvested equity-based awards at June 30, 2026 and December 31, 2025 was $474 million and $475 million, respectively.

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
The maximum number of shares for restricted stock, restricted stock units and performance unit awards is 4.0 million. At June 30, 2026, 1.5 million shares remained available.
Restricted stock units activity under the LTIP (in millions):

	Three-month period ended June 30		Six-month period ended June 30
	2026	2025	2026	2025
Restricted stock units granted	—	—	0.5	0.3
Aggregate grant-date fair value	$—	$—	$115	$94
Compensation expense recognized	27	16	53	29
Intrinsic value of unvested restricted stock units (end of period)			585	593
Distributions	—	1	54	112
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
Performance share award activity under the LTIP (in millions):

	Three-month period ended June 30		Six-month period ended June 30
	2026	2025	2026	2025
Provisional performance share awards approved	—	—	0.1	0.1
Aggregate approval-date fair value	$—	$—	$24	$22
Compensation expense recognized	7	7	10	13
Intrinsic value of unvested performance share awards (end of period)			70	104
Distributions	—	—	24	36

11. Derivatives and Hedging Activity
We are exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, we enter into various derivative instruments that reduce these risks by creating offsetting exposures. We generally do not enter into derivative transactions for trading or speculative purposes.
Foreign Exchange Risk Management
We are exposed to foreign exchange risk when we earn revenues, pay expenses, or enter into monetary intercompany transfers denominated in a currency that differs from our functional currency, or other transactions that are denominated in a currency other than our functional currency. We use foreign exchange derivatives, typically forward contracts and options, to reduce our overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than three years. During the six-month periods ended June 30, 2026 and 2025, $6 million and $7 million related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.
Interest Rate Risk Management
We enter into various long-term debt agreements. We use interest rate derivatives, typically swaps, to reduce our exposure to the effects of interest rate fluctuations on the forecasted interest rates for up to three years into the future.
We have not received or pledged any collateral related to derivative arrangements at June 30, 2026.
During the six-month periods ended June 30, 2026 and 2025, $6 million and $8 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings.
During the three-month period ended June 30, 2026, we settled approximately $11 million of interest rate contracts hedges with a notional value of $1,500 million that will be amortized into interest expense in future periods. On June 30, 2026, we had no outstanding interest rate hedges.

We estimate that approximately $9 million of pretax gain currently included within accumulated other comprehensive income will be reclassified into earnings in the next twelve months.
12. Commitments, Contingencies and Off-Balance Sheet Arrangements
In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note Purchase Agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase obligations at June 30, 2026 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Senior Notes	$—	$750	$—	$750	$—	$8,050	$9,550
Note Purchase Agreements	—	478	200	350	466	1,189	2,683
Credit Agreement	1,365	—	—	—	—	—	1,365
Premium Financing Debt Facility	134	—	—	—	—	—	134
Interest on debt	298	593	539	529	473	6,117	8,549
Total debt obligations	1,797	1,821	739	1,629	939	15,356	22,281
Operating lease obligations	74	149	116	88	77	194	698
Less sublease arrangements	(2)	(2)	(2)	(1)	—	—	(7)
Outstanding purchase obligations	136	260	108	69	35	64	672
Total contractual obligations	$2,005	$2,228	$961	$1,785	$1,051	$15,614	$23,644
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
Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of June 30, 2026 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2026	2027	2028	2029	2030	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$2	$2
Financial guarantees	—	—	—	—	—	48	48
Total commitments	$—	$—	$—	$—	$—	$50	$50
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
Contingent Liabilities - The contingent liabilities at June 30, 2026 are not material and have not changed materially since the filing of the Annual Report on Form 10-K for the year ended December 31, 2025.

13. Supplemental Disclosures of Cash Flow Information

	Six-month period ended June 30
Supplemental disclosures of cash flow information (in millions):	2026	2025
Interest paid	$334	$224
Income taxes paid, net	217	206
The following is a reconciliation of our end of period cash, cash equivalents, restricted cash and fiduciary cash balances as presented in the consolidated statement of cash flows for the six-month periods ended June 30, 2026 and 2025 (in millions):

	June 30,
	2026	2025
Cash and cash equivalents - non-restricted cash	$1,137	$14,069
Cash and cash equivalents - restricted cash	249	231
Total cash and cash equivalents	1,386	14,300
Fiduciary cash	7,947	6,507
Total cash, cash equivalents, restricted cash and fiduciary cash	$9,333	$20,807
Total cash and cash equivalents, restricted cash and fiduciary cash at June 30, 2026 and June 30, 2025, include $3,490 million and $15,048 million, respectively, of income earning money market accounts. The decrease in cash invested in money market accounts between years is primarily due to the proceeds received from the AssuredPartners Financing ($13.5 billion) and proceeds received in January 2025 from the exercise by the underwriters of the overallotment provision related to the follow-on-common stock offering ($1.3 billion) which was used to fund the acquisition of AssuredPartners that closed on August 18, 2025. Please refer to Note 3 of our Form 10-K for the year ended December 31, 2025 for more information regarding the AssuredPartners Financing. The dividend income on money market accounts was recorded in interest income, premium finance and other income in our consolidated statement of earnings, which decreased $296 million during the six-month period ended June 30, 2026 to $184 million for the period ended June 30, 2026 compared to $480 million for the period ended June 30, 2025.
We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pretax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or the common stock of the Company. We expensed (net of plan forfeitures) $86 million and $60 million related to the plan in the six-month periods ended June 30, 2026 and 2025, respectively. During 2025, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2025 plan year to be funded with our common stock, which was funded in February 2026. During 2024, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which was funded in February 2025.
In 2025, we initiated a process to fully terminate our defined pension benefit plan. In fourth quarter 2025, substantially all of the future obligations under the plan were settled through a combination of lump sum payments to eligible, electing participants and a transfer of the remaining liability through the purchase of a group annuity contract to a highly-rated third-party insurance company. As of December 31, 2025, the only remaining obligations were payments to the Pension Benefit Guaranty Corporation (which we refer to as PBGC) for missing participants and the distribution of the surplus assets to plan participants. In fourth quarter 2025, we recognized a non-cash, pre-tax loss of approximately $16 million to operating expense in the consolidated statement of earnings that was offset by an approximate $12 million adjustment to consolidated statement of comprehensive earnings and a $4 million reversal of a deferred tax asset. In second quarter 2026, we completed the termination process related to our defined pension benefit plan and recognized a non-cash, pre-tax loss of approximately $17 million to operating expense in the consolidated statement of earnings. We did not make any additional funding to the plan related to this plan termination process.
14. Accumulated Other Comprehensive Loss
The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following (in millions):

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Loss
Balance as of December 31, 2025	$(23)	$(602)	$100	$(525)
Net change in period	—	(154)	(15)	(169)
Balance as of June 30, 2026	$(23)	$(756)	$85	$(694)
The foreign currency translation during the six-month period ended June 30, 2026 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand, the U.K. and other non-U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, British pound, Canadian dollar and New Zealand dollar. To prepare our unaudited consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during the six-month period ended June 30, 2026 primarily relates to goodwill (see Note 5 for the impact on goodwill) and amortizable intangible assets held by operations with a non-U.S. dollar functional currency. See Note 11 for more information regarding derivative instruments.
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

Financial information relating to our segments for the three and six-month periods ended June 30, 2026 and 2025 as follows (in millions):

Three-Month Period Ended June 30, 2026	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,442	$—	$—	$2,442
Fees	738	445	—	1,183
Supplemental revenues	141	—	—	141
Contingent revenues	91	—	—	91
Interest income, premium finance revenues and other income (loss)	90	8	—	98
Revenues before reimbursements	3,502	453	—	3,955
Reimbursements	—	48	—	48
Total revenues	3,502	501	—	4,003
Compensation	2,017	274	39	2,330
Operating	537	83	59	679
Reimbursements	—	48	—	48
Interest	—	—	168	168
Depreciation	45	10	2	57
Amortization	294	7	—	301
Change in estimated acquisition earnout payables	5	1	—	6
Total expenses	2,898	423	268	3,589
Earnings (loss) before income taxes	604	78	(268)	414
Provision (benefit) for income taxes	154	21	(85)	90
Net earnings (loss)	450	57	(183)	324
Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to controlling interests	$450	$57	$(183)	$324
Net foreign exchange loss	$1	$—	$1	$2
Revenues:
United States	$2,305	$393	$—	$2,698
United Kingdom	686	30	—	716
Australia	111	71	—	182
Canada	102	3	—	105
New Zealand	60	—	—	60
Other foreign	238	4	—	242
Total revenues	$3,502	$501	$—	$4,003

Six-Month Period Ended June 30, 2026	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$5,565	$—	$—	$5,565
Fees	1,530	865	—	2,395
Supplemental revenues	321	—	—	321
Contingent revenues	206	—	—	206
Interest income, premium finance revenues and other income	173	16	(5)	184
Revenues before reimbursements	7,795	881	(5)	8,671
Reimbursements	—	90	—	90
Total revenues	7,795	971	(5)	8,761
Compensation	4,228	538	80	4,846
Operating	1,057	161	104	1,322
Reimbursements	—	90	—	90
Interest	—	—	326	326
Depreciation	94	20	4	118
Amortization	565	14	—	579
Change in estimated acquisition earnout payables	21	2	—	23
Total expenses	5,965	825	514	7,304
Earnings (loss) before income taxes	1,830	146	(519)	1,457
Provision (benefit) for income taxes	467	39	(196)	310
Net earnings (loss)	1,363	107	(323)	1,147
Net earnings attributable to noncontrolling interests	1	—	—	1
Net earnings (loss) attributable to controlling interests	$1,362	$107	$(323)	$1,146
Net foreign exchange (gain) loss	$3	$—	$(5)	$(2)
Revenues:
United States	$5,260	$760	$(5)	$6,015
United Kingdom	1,431	60	—	1,491
Australia	190	138	—	328
Canada	193	5	—	198
New Zealand	102	—	—	102
Other foreign	619	8	—	627
Total revenues	$7,795	$971	$(5)	$8,761
At June 30, 2026
Identifiable assets:
United States	$41,866	$1,413	$2,404	$45,683
United Kingdom	20,137	442	—	20,579
Australia	2,162	476	—	2,638
Canada	1,808	8	—	1,816
New Zealand	785	7	—	792
Other foreign	10,102	41	157	10,300
Total identifiable assets	$76,860	$2,387	$2,561	$81,808
Goodwill - net	$22,484	$525	$17	$23,026
Amortizable intangible assets - net	10,002	210	—	10,212

Three-Month Period Ended June 30, 2025	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,808	$—	$—	$1,808
Fees	579	383	—	962
Supplemental revenues	103	—	—	103
Contingent revenues	73	—	—	73
Interest income, premium finance revenues and other income	224	9	—	233
Revenues before reimbursements	2,787	392	—	3,179
Reimbursements	—	43	—	43
Total revenues	2,787	435	—	3,222
Compensation	1,526	244	34	1,804
Operating	369	73	77	519
Reimbursements	—	43	—	43
Interest	—	—	158	158
Depreciation	38	10	2	50
Amortization	174	6	—	180
Change in estimated acquisition earnout payables	(6)	1	—	(5)
Total expenses	2,101	377	271	2,749
Earnings (loss) before income taxes	686	58	(271)	473
Provision (benefit) for income taxes	176	15	(86)	105
Net earnings (loss)	510	43	(185)	368
Net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to controlling interests	$510	$43	$(185)	$368
Net foreign exchange loss	$—	$1	$25	$26
Revenues:				—
United States	$1,704	$344	$—	$2,048
United Kingdom	643	28	—	671
Australia	97	59	—	156
Canada	105	2	—	107
New Zealand	58	—	—	58
Other foreign	180	2	—	182
Total revenues	$2,787	$435	$—	$3,222

Six-Month Period Ended June 30, 2025	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$4,057	$—	$—	$4,057
Fees	1,199	748	—	1,947
Supplemental revenues	217	—	—	217
Contingent revenues	166	—	—	166
Interest income, premium finance revenues and other income	462	18	—	480
Revenues before reimbursements	6,101	766	—	6,867
Reimbursements	—	82	—	82
Total revenues	6,101	848	—	6,949
Compensation	3,143	475	83	3,701
Operating	715	144	150	1,009
Reimbursements	—	82	—	82
Interest	—	—	316	316
Depreciation	71	20	4	95
Amortization	378	12	—	390
Change in estimated acquisition earnout payables	9	1	—	10
Total expenses	4,316	734	553	5,603
Earnings (loss) before income taxes	1,785	114	(553)	1,346
Provision (benefit) for income taxes	459	30	(220)	269
Net earnings (loss)	1,326	84	(333)	1,077
Net earnings attributable to noncontrolling interests	5	—	—	5
Net earnings (loss) attributable to controlling interests	$1,321	$84	$(333)	$1,072
Net foreign exchange loss	$1	$1	$49	$51
Revenues:
United States	$3,835	$676	$—	$4,511
United Kingdom	1,318	50	—	1,368
Australia	166	115	—	281
Canada	204	4	—	208
New Zealand	98	—	—	98
Other foreign	480	3	—	483
Total revenues	$6,101	$848	$—	$6,949
At June 30, 2025
Identifiable assets:
United States	$26,335	$1,143	$15,234	$42,712
United Kingdom	22,803	434	10	23,247
Australia	1,983	394	—	2,377
Canada	1,908	7	—	1,915
New Zealand	859	12	—	871
Other foreign	8,847	25	129	9,001
Total identifiable assets	$62,735	$2,015	$15,373	$80,123
Goodwill - net	$13,283	$439	$18	$13,740
Amortizable intangible assets - net	4,933	199	—	5,132

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis that follows relates to our financial condition and results of operations for the six-month period ended June 30, 2026. Readers should review this information in conjunction with the June 30, 2026 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our annual report on Form 10-K for the year ended December 31, 2025.
Prior Year Discussion of Results and Comparisons
For Information on fiscal second quarter 2025 results and similar comparisons, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-Q for the fiscal six-month period ended June 30, 2025.
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
•Acquisition integration costs, which include costs related to certain large acquisitions (including the acquisitions of Willis Towers Watson plc treaty reinsurance brokerage operations, Buck, Cadence Insurance, Inc., Eastern Insurance Group, LLC, My Plan Manager Group Pty Ltd, Woodruff Sawyer and AssuredPartners), outside the scope of our usual tuck‑in strategy, are not expected to occur on an ongoing basis in the future once we fully assimilate the applicable acquisition. These costs are typically associated with redundant workforce, compensation expense related to amortization of certain retention bonus arrangements, extra lease space, duplicate services and external costs incurred to assimilate the acquisition into our IT related systems.
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
•Legal and tax related, which represents the impact of adjustments in second quarter 2026 related to costs associated with legal and tax matters.
•Benefit plan related, which represents the impact of adjustments in second quarter 2026 related to costs associated with the termination of the Gallagher US defined pension plan and other benefit plan changes.
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
•EBITDAC, as Adjusted and EBITDAC Margin, as adjusted - Adjusted EBITDAC is EBITDAC adjusted to exclude net gains on divestitures, acquisition integration costs, workforce related charges, lease termination related charges, acquisition related adjustments, transaction-related costs, and the period-over-period impact of foreign currency translation as applicable, (and for the corporate segment, the clean energy related adjustments described above) and Adjusted EBITDAC margin is Adjusted EBITDAC divided by total adjusted revenues (defined above). These measures for the brokerage and risk management segments provide a meaningful representation of our operating performance, and are also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.
•EPS, as Adjusted and Net Earnings, as Adjusted - Adjusted net earnings have been adjusted to exclude the after-tax impact of net gains on divestitures, acquisition integration costs, the impact of foreign currency translation, workforce related charges, lease termination related charges, acquisition related adjustments, transaction-related costs, amortization of intangible assets, and effective income tax rate impact, as applicable. Adjusted EPS is Adjusted Net Earnings divided by diluted weighted average shares outstanding. This measure provides a meaningful representation of our operating performance (and as such should not be used as a measure of our liquidity), and for the overall business is also presented to improve the comparability of our results between periods by eliminating the impact of the items that have a high degree of variability.
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
Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC (on pages 41 and 47) and adjusted EBITDAC margin, (on page 44) , for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on page 35), for organic revenue measures (on pages 42 and 47), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses for the brokerage segment and (on page 48) for the risk management segment.
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
Overview and Second Quarter 2026 Highlights
We are engaged in providing insurance brokerage, reinsurance brokerage, consulting services, and third-party property/casualty claims settlement and administration services to entities and individuals around the world. In the six-month period ended June 30, 2026, we generated approximately 69% of our revenues for the combined brokerage and risk management segments domestically and 31% internationally, primarily in Australia, Canada, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate. The brokerage and risk management segments contributed approximately 89% and 11%, respectively, to revenues during the six-month period ended June 30, 2026. The corporate segment did not generate any significant revenues in the six-month period ended June 30, 2026. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Interest income is earned on cash, cash equivalents and fiduciary cash and revenues are generated from premium financing.
We use the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey as an indicator of the insurance rate environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S. The second quarter 2026 survey had not been published as of the filing date of this report. The first quarter 2026 survey indicated that U.S. commercial property/commercial casualty rates decreased 1.2%. The 2025 quarterly surveys indicated that U.S. commercial property/casualty rates increased by 4.2%, 3.7%, 1.6%, and 0.2% on average for the first, second, third and fourth quarters of 2025.
We continue to observe carrier competition across property-related coverages, while casualty lines, particularly in the U.S., remain subject to more cautious underwriting.
Catastrophe loss activity and other market factors could influence pricing, capacity and underwriting conditions in the property insurance and reinsurance markets upon renewal. In addition, elevated loss trends and continued profitability concerns in certain casualty coverages could impact pricing, underwriting terms and conditions in those lines.
Rising insurable values, including those driven by inflationary pressures, employment levels, and changes in market risks, continue to contribute to growth in insured exposures.
Summary of Financial Results - Three-Month Periods Ended June 30, 2026 and 2025
See the reconciliations of non-GAAP measures on page 37.

(In millions, except per share data)	2nd Quarter 2026		2nd Quarter 2025		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Brokerage Segment
Revenues	$3,502	$3,494	$2,787	$2,782	26%	26%
Organic revenues		$2,596		$2,482		5%
Net earnings	$450		$510		(12%)
Net earnings margin	12.9%		18.3%		- 545 bpts
Adjusted EBITDAC		$1,163		$1,005		16%
Adjusted EBITDAC margin		33.3%		36.1%		- 284 bpts
Diluted net earnings per share	$1.74	$3.19	$1.95	$2.72	(11%)	17%
Risk Management Segment
Revenues before reimbursements	$453	$453	$392	$397	16%	14%
Organic revenues		$434		$387		12%
Net earnings	$57		$43		33%
Net earnings margin (before reimbursements)	12.6%		11.0%		+ 161 bpts
Adjusted EBITDAC		$101		$83		22%
Adjusted EBITDAC margin (before reimbursements)		22.3%		20.9%		+ 137 bpts
Diluted net earnings per share	$0.22	$0.26	$0.16	$0.20	38%	30%
Corporate Segment
Diluted net loss per share	$(0.71)	$(0.61)	$(0.71)	$(0.62)
Total Company
Diluted net earnings per share	$1.25	$2.84	$1.40	$2.30	(11%)	23%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$1.96	$3.45	$2.11	$2.92	(7%)	18%

Summary of Financial Results - Six-Month Periods Ended June 30, 2026 and 2025
See the reconciliations of non-GAAP measures on page 37.

(In millions, except per share data)	Six-Months 2026		Six-Months 2025		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Brokerage Segment
Revenues	$7,795	$7,780	$6,101	$6,147	28%	27%
Organic revenues		$5,804		$5,549		5%
Net earnings	$1,363		$1,326		3%
Net earnings margin	17.5%		21.7%		- 424 bpts
Adjusted EBITDAC		$2,882		$2,461		17%
Adjusted EBITDAC margin		37.0%		40.0%		- 300 bpts
Diluted net earnings per share	$5.25	$7.93	$5.08	$6.75	3%	17%
Risk Management Segment
Revenues before reimbursements	$881	$881	$766	$778	15%	13%
Organic revenues		$841		$758		11%
Net earnings	$107		$84		27%
Net earnings margin (before reimbursements)	12.2%		11.0%		+ 118 bpts
Adjusted EBITDAC		$195		$161		21%
Adjusted EBITDAC margin (before reimbursements)		22.1%		20.7%		+ 146 bpts
Diluted net earnings per share	$0.41	$0.49	$0.32	$0.40	28%	23%
Corporate Segment
Diluted net loss per share	$(1.25)	$(1.11)	$(1.28)	$(1.11)
Total Company
Diluted net earnings per share	$4.41	$7.31	$4.12	$6.04	7%	21%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$5.66	$8.42	$5.40	$7.15	5%	18%

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three and six-month periods ended June 30, 2026 with the same periods in 2025. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 41 and 47 , respectively, of this filing.
For the Three-Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2026	2025	2026	2025	2026	2025	2026	2025	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$3,502	$2,787	$450	$510	$948	$892	$1.74	$1.95	(11%)
Net losses (gains) on divestitures	(8)	(6)	(6)	(5)	(8)	(6)	(0.02)	(0.02)
Acquisition integration	—	—	84	30	113	41	0.33	0.12
Workforce and lease termination	—	—	30	28	40	37	0.11	0.11
Acquisition related adjustments	—	—	49	25	70	50	0.19	0.09
Amortization of intangible assets	—	—	218	130	—	—	0.84	0.50
Levelized foreign currency translation	—	1	—	(7)	—	(9)	—	(0.03)
Brokerage, as adjusted	3,494	2,782	825	711	1,163	1,005	3.19	2.72	17%
Risk Management, as reported	453	392	57	43	96	75	0.22	0.16	38%
Acquisition integration	—	—	1	1	1	2	—	0.01
Workforce and lease termination	—	—	1	3	2	4	0.01	0.01
Acquisition related adjustments	—	—	2	1	2	1	0.01	—
Amortization of intangible assets	—	—	5	5	—	—	0.02	0.02
Levelized foreign currency translation	—	5	—	1	—	1	—	—
Risk Management, as adjusted	453	397	66	54	101	83	0.26	0.20	30%
Corporate, as reported	—	—	(183)	(185)	(98)	(111)	(0.71)	(0.71)
Transaction-related costs	—	—	10	24	12	29	0.04	0.09
Legal, tax and benefit plan related	—	—	16	—	21	—	0.06	—
Corporate, as adjusted	—	—	(157)	(161)	(65)	(82)	$(0.61)	$(0.62)
Total Company, as reported	$3,955	$3,179	$324	$368	$946	$856	$1.25	$1.40	(11%)
Total Company, as adjusted	$3,947	$3,179	$734	$604	$1,199	$1,006	$2.84	$2.30	23%
Total Brokerage & Risk
Management, as reported	$3,955	$3,179	$507	$553	$1,044	$967	$1.96	$2.11	(7%)
Total Brokerage & Risk
Management, as adjusted	$3,947	$3,179	$891	$765	$1,264	$1,088	$3.45	$2.92	18%
For second quarter 2025, reported and adjusted amounts for the Brokerage Segment include approximately $144 million of incremental interest income, or approximately 42 cents after-tax, earned on the cash proceeds associated with the AssuredPartners Financing in December 2024.
For the three-month period ended June 30, 2026, the pretax impact of adjustments for the brokerage, risk management and corporate segments totals $505 million, $12 million and $33 million, respectively, and corresponding adjustment to the provision (benefit) for income taxes of $130 million, $3 million and ($7) million, respectively, relating to these adjustments. A detailed reconciliation of the 2026 provision (benefit) for income taxes is shown on page 37.
For the three-month period ended June 30, 2025, the pretax impact of adjustments for the brokerage, risk management and corporate segments totals $269 million, $14 million and $29 million, respectively, and corresponding adjustment to the provision (benefit) for income taxes of $68 million, $3 million and ($5) million, respectively, relating to these adjustments. A detailed reconciliation of the 2025 provision (benefit) for income taxes is shown on page 37.

For the Six Month Periods Ended June 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2026	2025	2026	2025	2026	2025	2026	2025	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$7,795	$6,101	$1,363	$1,326	$2,510	$2,243	$5.25	$5.08	3%
Net (gains) on divestitures	(15)	(12)	(11)	(9)	(15)	(12)	(0.04)	(0.04)
Acquisition integration	—	—	149	63	200	85	0.57	0.24
Workforce and lease termination	—	—	50	42	67	55	0.19	0.16
Acquisition related adjustments	—	—	88	50	120	80	0.34	0.19
Amortization of intangible assets	—	—	419	282	—	—	1.62	1.09
Effective income tax rate impact	—	—	—	1	—	—	—	—
Levelized foreign currency translation	—	58	—	6	—	10	—	0.03
Brokerage, as adjusted	7,780	6,147	2,058	1,761	2,882	2,461	7.93	6.75	17%
Risk Management, as reported	881	766	107	84	182	147	0.41	0.32	28%
Acquisition integration	—	—	2	2	2	4	0.01	0.01
Workforce and lease termination	—	—	2	6	3	7	0.01	0.02
Acquisition related adjustments	—	—	6	1	8	1	0.02	—
Amortization of intangible assets	—	—	10	9	—	—	0.04	0.04
Levelized foreign currency translation	—	12	—	2	—	2	—	0.01
Risk Management, as adjusted	881	778	127	104	195	161	0.49	0.40	23%
Corporate, as reported	(5)	—	(323)	(333)	(189)	(233)	(1.25)	(1.28)
Transaction-related costs	—	—	16	44	19	52	0.06	0.17
Legal, tax and benefit plan related	—	—	17	—	39	—	0.07	—
Clean energy-related	5	—	3	—	5	—	0.01	—
Corporate, as adjusted	—	—	(287)	(289)	(126)	(181)	(1.11)	(1.11)
Total Company, as reported	$8,671	$6,867	$1,147	$1,077	$2,503	$2,157	$4.41	$4.12	7%
Total Company, as adjusted	$8,661	$6,925	$1,898	$1,576	$2,951	$2,441	$7.31	$6.04	21%
Total Brokerage & Risk
Management, as reported	$8,676	$6,867	$1,470	$1,410	$2,692	$2,390	$5.66	$5.40	5%
Total Brokerage & Risk
Management, as adjusted	$8,661	$6,925	$2,185	$1,865	$3,077	$2,622	$8.42	$7.15	18%
For six-month period ended June 30, 2025, reported and adjusted amounts for the Brokerage Segment include approximately $287 million of incremental interest income, or approximately 82 cents after-tax, earned on the cash proceeds associated with the AssuredPartners Financing in December 2024.
For the six-month period ended June 30, 2026, the pretax impact of adjustments for the brokerage, risk management and corporate segments totals $936 million, $27 million and $63 million, respectively, and corresponding adjustment to the provision (benefit) for income taxes of $241 million, $7 million and ($27) million, respectively, relating to these adjustments. A detailed reconciliation of the 2026 provision (benefit) for income taxes is shown on page 37.
For the six-month period ended June 30, 2025, the pretax impact of adjustments for the brokerage, risk management and corporate segments totals $579 million, $26 million and $52 million, respectively, and corresponding adjustment to the provision (benefit) for income taxes of $144 million, $6 million and ($8) million, respectively, relating to these adjustments. A detailed reconciliation of the 2025 provision (benefit) for income taxes is shown on page 37.

Reconciliation of Non-GAAP Measures - Pretax Earnings and Diluted Net Earnings per Share

(In millions, except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Quarter Ended June 30, 2026
Brokerage, as reported	$604	$154	$450	$—	$450	$1.74
Net (gains) on divestitures	(8)	(2)	(6)	—	(6)	(0.02)
Acquisition integration	113	29	84	—	84	0.33
Workforce and lease termination	40	10	30	—	30	0.11
Acquisition related adjustments	66	17	49	—	49	0.19
Amortization of intangible assets	294	76	218	—	218	0.84
Brokerage, as adjusted	$1,109	$284	$825	$—	$825	$3.19
Risk Management, as reported	$78	$21	$57	$—	$57	$0.22
Acquisition integration	1	—	1	—	1	—
Workforce and lease termination	2	1	1	—	1	0.01
Acquisition related adjustments	2	—	2	—	2	0.01
Amortization of intangible assets	7	2	5	—	5	0.02
Risk Management, as adjusted	$90	$24	$66	$—	$66	$0.26
Corporate, as reported	$(268)	$(85)	$(183)	$—	$(183)	$(0.71)
Transaction-related costs	12	2	10	—	10	0.04
Legal, tax and benefit plan related	21	5	16	—	16	0.06
Corporate, as adjusted	$(235)	$(78)	$(157)	$—	$(157)	$(0.61)
Quarter Ended June 30, 2025					—
Brokerage, as reported	$686	$176	$510	$—	$510	$1.95
Net (gains) on divestitures	(6)	(1)	(5)	—	(5)	(0.02)
Acquisition integration	41	11	30	—	30	0.12
Workforce and lease termination	37	9	28	—	28	0.11
Acquisition related adjustments	33	8	25	—	25	0.09
Amortization of intangible assets	174	44	130	—	130	0.50
Levelized foreign currency translation	(10)	(3)	(7)	—	(7)	(0.03)
Brokerage, as adjusted	$955	$244	$711	$—	$711	$2.72
Risk Management, as reported	$58	$15	$43	$—	$43	$0.16
Acquisition integration	2	1	1	—	1	0.01
Workforce and lease termination	4	1	3	—	3	0.01
Acquisition related adjustments	1	—	1	—	1	—
Amortization of intangible assets	6	1	5	—	5	0.02
Levelized foreign currency translation	1	—	1	—	1	—
Risk Management, as adjusted	$72	$18	$54	$—	$54	$0.20
Corporate, as reported	$(271)	$(86)	$(185)	$—	$(185)	$(0.71)
Transaction-related costs	29	5	24	—	24	0.09
Corporate, as adjusted	$(242)	$(81)	$(161)	$—	$(161)	$(0.62)

Reconciliation of Non-GAAP Measures - Pretax Earnings and Diluted Net Earnings per Share

(In millions, except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Six-Months Ended June 30, 2026
Brokerage, as reported	$1,830	$467	$1,363	$1	$1,362	$5.25
Net (gains) on divestitures	(15)	(4)	(11)	—	(11)	(0.04)
Acquisition integration	200	51	149	—	149	0.57
Workforce and lease termination	67	17	50	—	50	0.19
Acquisition related adjustments	119	31	88	—	88	0.34
Amortization of intangible assets	565	146	419	—	419	1.62
Brokerage, as adjusted	$2,766	$708	$2,058	$1	$2,057	$7.93
Risk Management, as reported	$146	$39	$107	$—	$107	$0.41
Acquisition integration	2	—	2	—	2	0.01
Workforce and lease termination	3	1	2	—	2	0.01
Acquisition related adjustments	8	2	6	—	6	0.02
Amortization of intangible assets	14	4	10	—	10	0.04
Risk Management, as adjusted	$173	$46	$127	$—	$127	$0.49
Corporate, as reported	$(519)	$(196)	$(323)	$—	$(323)	$(1.25)
Transaction-related costs	19	3	16	—	16	0.06
Legal, tax and benefit plan related	39	22	17	—	17	0.07
Clean energy-related	5	2	3	—	3	0.01
Corporate, as adjusted	$(456)	$(169)	$(287)	$—	$(287)	$(1.11)
Six-Months Ended June 30, 2025					—
Brokerage, as reported	$1,785	$459	$1,326	$5	$1,321	$5.08
Net (gains) on divestitures	(12)	(3)	(9)	—	(9)	(0.04)
Acquisition integration	85	22	63	—	63	0.24
Workforce and lease termination	55	13	42	—	42	0.16
Acquisition related adjustments	66	16	50	—	50	0.19
Amortization of intangible assets	378	96	282	—	282	1.09
Effective income tax rate impact	—	(1)	1	—	1	—
Levelized foreign currency translation	7	1	6	—	6	0.03
Brokerage, as adjusted	$2,364	$603	$1,761	$5	$1,756	$6.75
Risk Management, as reported	$114	$30	$84	$—	$84	$0.32
Acquisition integration	4	2	2	—	2	0.01
Workforce and lease termination	7	1	6	—	6	0.02
Acquisition related adjustments	1	—	1	—	1	—
Amortization of intangible assets	12	3	9	—	9	0.04
Levelized foreign currency translation	2	—	2	—	2	0.01
Risk Management, as adjusted	$140	$36	$104	$—	$104	$0.40
Corporate, as reported	$(553)	$(220)	$(333)	$—	$(333)	$(1.28)
Transaction-related costs	52	8	44	—	44	0.17
Corporate, as adjusted	$(501)	$(212)	$(289)	$—	$(289)	$(1.11)

Acquisitions in 2026
Please see Note 3 to our consolidated financial statements for further details on our most recent acquisitions.

Results of Operations
Brokerage
The brokerage segment accounted for 89% of our revenues during the six-month period ended June 30, 2026. Our brokerage segment is primarily comprised of retail, wholesale and reinsurance brokerage operations. For further description of our segment operations and revenue sources, see the "Business" section in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financial information relating to our brokerage segment results for the three and six-month periods ended June 30, 2026 compared to the same periods in 2025, is as follows (in millions, except per share, percentages and workforce data).

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2026	2025	Change	2026	2025	Change
Commissions	$2,442	$1,808	634	$5,565	$4,057	1,508
Fees	738	579	159	1,530	1,199	331
Supplemental revenues	141	103	38	321	217	104
Contingent revenues	91	73	18	206	166	40
Interest income, premium finance revenues and other income	90	224	(134)	173	462	(289)
Total revenues	3,502	2,787	715	7,795	6,101	1,694
Compensation	2,017	1,526	491	4,228	3,143	1,085
Operating	537	369	168	1,057	715	342
Depreciation	45	38	7	94	71	23
Amortization	294	174	120	565	378	187
Change in estimated acquisition earnout payables	5	(6)	11	21	9	12
Total expenses	2,898	2,101	797	5,965	4,316	1,649
Earnings before income taxes	604	686	(82)	1,830	1,785	45
Provision for income taxes	154	176	(22)	467	459	8
Net earnings	450	510	(60)	1,363	1,326	37
Net earnings attributable to noncontrolling interests	—	—	—	1	5	(4)
Net earnings attributable to controlling interests	$450	$510	$(60)	$1,362	$1,321	$41
Diluted net earnings per share	$1.74	$1.95	$(0.21)	$5.25	$5.08	$0.17
Other Information
Change in diluted net earnings per share	(11%)	32%		3%	15%
Growth in revenues	26%	17%		28%	16%
Organic change in commissions and fees	4%	5%		4%	7%
Compensation expense ratio	58%	55%		54%	52%
Operating expense ratio	15%	13%		14%	12%
Effective income tax rate	26%	26%		26%	26%
Workforce at end of period (includes acquisitions)				56,202	44,909
Identifiable assets at June 30				$76,860	$62,735
EBITDAC
Net earnings	$450	$510	$(60)	$1,363	$1,326	$37
Provision for income taxes	154	176	(22)	467	459	8
Depreciation	45	38	7	94	71	23
Amortization	294	174	120	565	378	187
Change in estimated acquisition earnout payables	5	(6)	11	21	9	12
EBITDAC	$948	$892	$56	$2,510	$2,243	$267

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and six-month periods ended June 30, 2026 compared to the same periods in 2025 (in millions):

		Three-month period ended June 30,				Six-month period ended June 30,
		2026	2025	Change		2026	2025	Change
Net earnings, as reported		$450	$510	(12)%		$1,363	$1,326	3%
Provision for income taxes		154	176			467	459
Depreciation		45	38			94	71
Amortization		294	174			565	378
Change in estimated acquisition earnout payables		5	(6)			21	9
EBITDAC		948	892	6%		2,510	2,243	12%
Net (gains) on divestitures		(8)	(6)			(15)	(12)
Acquisition integration		113	41			200	85
Workforce and lease termination related charges		40	37			67	55
Acquisition related adjustments		70	50			120	80
Levelized foreign currency translation		—	(9)			—	10
EBITDAC, as adjusted		$1,163	$1,005	16%		$2,882	$2,461	17%
Net earnings margin, as reported		12.9%	18.3%	- 545 bpts		17.5%	21.7%	- 424 bpts
EBITDAC margin, as adjusted		33.3%	36.1%	- 284 bpts		37.0%	40.0%	- 300 bpts
Reported revenues	*	$3,502	$2,787		*	$7,795	$6,101
Adjusted revenues - see pages 35 and 36		$3,494	$2,782			$7,780	$6,147
*Second quarter 2025 adjusted EBITDAC includes approximately $144 million of interest income revenues earned on the cash proceeds associated with the AssuredPartners Financing in December 2024. The interest income in the prior period, as well as the seasonality of AssuredPartners and the roll-in of tuck-in acquisitions, unfavorably impacted the year over year change in second quarter adjusted EBITDAC margin by approximately 3.9%.
*Adjusted EBITDAC for the six-month period ended June 30, 2025 includes approximately $287 million of interest income revenues earned on the cash proceeds associated with the AssuredPartners Financing in December 2024. The interest income in the prior year, as well as the seasonality of AssuredPartners and the roll-in of tuck-in acquisitions, unfavorably impacted the year over year change in adjusted EBITDAC margin for the six-month period ended June 30, by approximately 3.4%.
Commissions and fees - Base commissions and fees increased $793 million or 33%, for the three-month period ended June 30, 2026, compared to the same period in 2025. This increase reflects the contribution of acquisitions that were made in the twelve-month period ended June 30, 2026 and 4% organic growth.
Base commissions and fees increased $1,839 million or 35%, for the six-month period ended June 30, 2026, compared to the same period in 2025. This increase reflects the contribution of acquisitions that were made in the twelve-month period ended June 30, 2026 and 4% organic growth. Organic growth reflected strong customer retention and new business generation, in addition to continued renewal premiums increases (premium rates and exposures).

Items excluded from organic revenue computations yet impacting revenue comparisons for the three and six-month periods ended June 30, 2026 and 2025 include the following (in millions):

	Three-Month Period Ended June 30,			Six-Month Period Ended June 30,
Organic Revenues (Non-GAAP)	2026	2025	Change	2026	2025	Change
Base Commissions and Fees
Commission and fees, as reported	$3,180	$2,387	33%	$7,095	$5,256	35%
Less commission and fee revenues from acquisitions, divested operations and other	(775)	(80)		(1,712)	(144)
Levelized foreign currency translation	—	(1)		—	51
Organic base commission and fees	$2,405	$2,306	4%	$5,383	$5,163	4%
Supplemental revenues
Supplemental revenues, as reported	$141	$103	37%	$321	$217	48%
Less supplemental revenues from acquisitions, divested operations and other	(17)	—		(63)	—
Levelized foreign currency translation	—	—		—	2
Organic supplemental revenues	$124	$103	20%	$258	$219	18%
Contingent revenues
Contingent revenues, as reported	$91	$73	25%	$206	$166	24%
Less contingent revenues from acquisitions, divested operations and other	(24)	—		(43)	—
Levelized foreign currency translation	—	—		—	1
Organic contingent revenues	$67	$73	(8)%	$163	$167	(2)%
Total reported commissions, fees, supplemental revenues and contingent revenues	$3,412	$2,563	33%	$7,622	$5,639	35%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions, divested operations and other	(816)	(80)		(1,818)	(144)
Levelized foreign currency translation	—	(1)		—	54
Total organic commissions, fees, supplemental revenues and contingent revenues	$2,596	$2,482	5%	$5,804	$5,549	5%
The following is a summary of brokerage segment acquisition activity for 2026 and 2025:

	Three-month period ended June 30,		Six-month period ended June 30,
	2026	2025	2026	2025
Number of acquisitions closed	6	9	14	19
Estimated annualized revenues acquired (in millions)	$58	$291	$107	$354
In the three and six-month periods ended June 30, 2026 no shares were issued and 76,000 shares, respectively, of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions. In the three and six-month periods ended June 30, 2025 no shares were issued and 49,000 shares, respectively, of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2026, 2025 and 2024 by quarter are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2026
Reported supplemental revenues	$180	$141			$321
Reported contingent revenues	115	91			206
Reported supplemental and contingent revenues	$295	$232			$527
2025
Reported supplemental revenues	$114	$103	$117	$132	$466
Reported contingent revenues	93	73	75	83	324
Reported supplemental and contingent revenues	$207	$176	$192	$215	$790
2024
Reported supplemental revenues	$94	$89	$79	$97	$359
Reported contingent revenues	86	60	69	53	268
Reported supplemental and contingent revenues	$180	$149	$148	$150	$627
Interest income, premium finance revenues and other income - Interest income, premium finance revenues and other income in the three and six-month periods ended June 30, 2026 decreased compared to the same periods in 2025, primarily due to decreases in interest income earned on our own and fiduciary funds, including the $144 and $287 million respectively, of interest income earned in the three and six-month periods ended June 30, 2025 related to the cash proceeds associated with the AssuredPartners Financing in December 2024.
The following table provides a reconciliation of brokerage segment interest income, premium finance revenues and other income, as reported in our consolidated financial statements to interest income earned on cash, cash equivalents and fiduciary cash (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2026	2025	2026	2025
Interest income, premium finance revenues and other income	$90	$224	$173	$462
Less:
Net (gains) on divestitures	(8)	(6)	(15)	(12)
Premium financing revenues and net earnings from equity interests	(23)	(24)	(47)	(47)
Interest income from cash, cash equivalents, and fiduciary cash	$59	$194	$111	$403

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and six-month periods ended June 30, 2026 with the same periods in 2025 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30 30,
	2026	2025	2026	2025
Compensation expense, as reported	$2,017	$1,526	$4,228	$3,143
Acquisition integration	(53)	(20)	(90)	(48)
Workforce and lease termination related charges	(29)	(36)	(53)	(52)
Acquisition related adjustments	(70)	(50)	(120)	(80)
Levelized foreign currency translation	—	8	—	37
Compensation expense, as adjusted	$1,865	$1,428	$3,965	$3,000
Reported compensation expense ratios	57.6%	54.8%	54.2%	51.5%
Adjusted compensation expense ratios	53.4%	51.3%	51.0%	48.8%
Reported revenues	$3,502	$2,787	$7,795	$6,101
Adjusted revenues - see pages 35 and 36	$3,494	$2,782	$7,780	$6,147
The $491 million increase in compensation expense for the three-month period ended June 30, 2026 compared to the same period in 2025, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended June 30, 2026 ‑ $406 million, increases in base compensation to service and support organic growth - $39 million, acquisition integration costs - $33 million, increased acquisition earnout related adjustments - $20 million, partially offset by lesser workforce and lease termination related charges - $7 million.
The $1,085 million increase in compensation expense for the six-month period ended June 30, 2026 compared to the same period in 2025, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended June 30, 2026 ‑ $897 million, increases in base compensation to service and support organic growth - $105 million, acquisition integration costs - $42 million, increased acquisition earnout related adjustments - $40 million and workforce and lease termination related charges - $1 million.
Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and six-month periods ended June 30, 2026 with the same periods in 2025 (in millions):

	Three-month period ended June 30		Six-month period ended June 30
	2026	2025	2026	2025
Operating expense, as reported	$537	$369	$1,057	$715
Acquisition integration	(60)	(21)	(110)	(37)
Workforce and lease termination related charges	(11)	(1)	(14)	(3)
Levelized foreign currency translation	—	2	—	11
Operating expense, as adjusted	$466	$349	$933	$686
Reported operating expense ratios	15.3%	13.2%	13.6%	11.7%
Adjusted operating expense ratios	13.3%	12.5%	12.0%	11.2%
Reported revenues	$3,502	$2,787	$7,795	$6,101
Adjusted revenues - see pages 35 and 36	$3,494	$2,782	$7,780	$6,147
The $168 million increase in operating expense for the three-month period ended June 30, 2026 compared to the same period in 2025, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2026 ‑ $113 million, acquisition integration costs - $39 million, workforce and lease termination related charges - $10 million, and additional investments in technology - $6 million.
The $342 million increase in operating expense for the six-month period ended June 30, 2026 compared to the same period in 2025, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2026 ‑ $228 million, acquisition integration costs - $73 million, additional investments in technology - $30 million, and workforce and lease termination related charges - $11 million.
Depreciation - Depreciation expense increased in the three and six-month periods ended June 30, 2026 compared to the same periods in 2025 by $7 million and $23 million, respectively. The increase in depreciation expense in 2026 compared to 2025 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increase in depreciation expense was the depreciation expense associated with acquisitions completed in the twelve-month period ended June 30, 2026.
Amortization - The increase in amortization expense in the three and six-month periods ended June 30, 2026 compared to the same periods in 2025 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended June 30, 2026. Based on the results of impairment reviews during the three and six-month periods ended June 30, 2026, we wrote off $21 million and $22 million, respectively, of amortizable assets. Based on the results of impairment reviews during the six-month periods ended June 30, 2025, we wrote off $41 million of amortizable assets. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).
Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three and six-month periods ended June 30, 2026 compared to the same periods in 2025, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During the three-month periods ended June 30, 2026 and 2025, we recognized $9 million and $11 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2021 to 2026. During the six-month periods ended June 30, 2026 and 2025, we recognized $22 million and $23 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2021 to 2026. In addition, during the three-month periods ended June 30, 2026 and 2025, we recognized $4 million and $17 million of income related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 47 and 35 acquisitions, respectively. In addition, during the six-month periods ended June 30, 2026 and 2025, we recognized $1 million and $14 million of income related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 77 and 55 acquisitions, respectively.
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
Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended June 30, 2026 and 2025, were 25.6% and 25.7%, respectively. The brokerage segment’s effective income tax rates for the six-month periods ended June 30, 2026 and 2025, were 25.5% and 25.7%, respectively. We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in our brokerage segment based on known changes in tax rates in future periods.
Net earnings attributable to noncontrolling interests - The amounts reported in this line for each of the three-month periods ended June 30, 2026 and 2025, include noncontrolling interest earnings of zero. The amounts reported in this line for the six-month periods ended June 30, 2026 and 2025, include noncontrolling interest earnings of $1 million and $5 million, respectively.

Risk Management
The risk management segment accounted for 11% of our revenue during the six-month period ended June 30, 2026. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting. For further description of segment operations and revenue sources, see the "Business" section in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financial information relating to our risk management segment results for the three and six-month periods ended June 30, 2026 compared to the same periods in 2025, is as follows (in millions, except per share, percentages and workforce data):

Statement of Earnings	Three-month period ended June 30,			Six-month period ended June 30,
	2026	2025	Change	2026	2025	Change
Fees	$445	$383	$62	$865	$748	$117
Interest income and other income	8	9	(1)	16	18	(2)
Revenues before reimbursements	453	392	61	881	766	115
Reimbursements	48	43	5	90	82	8
Total revenues	501	435	66	971	848	123
Compensation	274	244	30	538	475	63
Operating	83	73	10	161	144	17
Reimbursements	48	43	5	90	82	8
Depreciation	10	10	—	20	20	—
Amortization	7	6	1	14	12	2
Change in estimated acquisition earnout payables	1	1	—	2	1	1
Total expenses	423	377	46	825	734	91
Earnings before income taxes	78	58	20	146	114	32
Provision for income taxes	21	15	6	39	30	9
Net earnings	57	43	14	107	84	23
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings attributable to controlling interests	$57	$43	$14	$107	$84	$23
Diluted net earnings per share	$0.22	$0.16	$0.06	$0.41	$0.32	$0.09
Other information
Change in diluted net earnings per share	38%	(24%)		28%	(18%)
Growth in revenues (before reimbursements)	16%	9%		15%	8%
Organic change in fees (before reimbursements)	12%	6%		11%	5%
Compensation expense ratio (before reimbursements)	60%	62%		61%	62%
Operating expense ratio (before reimbursements)	18%	19%		18%	19%
Effective income tax rate	27%	27%		27%	27%
Workforce at end of period (includes acquisitions)				11,254	10,584
Identifiable assets at June 30				$2,387	$2,015
EBITDAC
Net earnings	$57	$43	$14	$107	$84	$23
Provision for income taxes	21	15	6	39	30	9
Depreciation	10	10	—	20	20	—
Amortization	7	6	1	14	12	2
Change in estimated acquisition earnout payables	1	1	—	2	1	1
EBITDAC	$96	$75	$21	$182	$147	$35

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and six-month periods ended June 30, 2026 to the same periods in 2025 (in millions):

	Three-month period ended June 30,			Six-month period ended June 30,
	2026	2025	Change	2026	2025	Change
Net earnings, as reported	$57	$43	33%	$107	$84	27%
Provision for income taxes	21	15		39	30
Depreciation	10	10		20	20
Amortization	7	6		14	12
Change in estimated acquisition earnout payables	1	1		2	1
Total EBITDAC	96	75	28%	182	147	24%
Acquisition integration	1	2		2	4
Workforce and lease termination related charges	2	4		3	7
Acquisition related adjustments	2	1		8	1
Levelized foreign currency translation	—	1		—	2
EBITDAC, as adjusted	$101	$83	22%	$195	$161	21%
Net earnings margin (before reimbursements), as reported	12.6%	11.0%	+ 161 bpts	12.2%	11.0%	+ 118 bpts
EBITDAC margin (before reimbursements), as adjusted	22.3%	20.9%	+ 137 bpts	22.1%	20.7%	+ 146 bpts
Reported revenues (before reimbursements)	$453	$392		$881	$766
Adjusted revenues (before reimbursements) - see pages 35 and 36	$453	$397		$881	$778
Fees - In our risk management operations, during the three and six-month periods ended June 30, 2026, organic change in fee revenue was 12% and 11%, respectively, reflecting continued strong new business production and client retention.
Items excluded from organic fee computations yet impacting revenue comparisons for the three and six-month periods ended June 30, 2026 and 2025 include the following (in millions):

	Three-month period ended June 30,			Six-month period ended June 30,
Organic Revenues (Non-GAAP)	2026	2025	Change	2026	2025	Change
Fees	$438	$382	15%	$853	$745	14%
International performance bonus fees	7	1		12	3
Fees as reported	445	383	16%	865	748	16%
Less fees from acquisitions, divestitures and other	(11)	(1)		(24)	(2)
Levelized foreign currency translation	—	5		—	12
Organic fees	$434	$387	12%	$841	$758	11%
The following is a summary of risk management segment acquisition activity for 2026 and 2025:

	Three-month period ended June 30,		Six-month period ended June 30,
	2026	2025	2026	2025
Number of acquisitions closed	1	—	2	1
Estimated annualized revenues acquired (in millions)	$5	$—	$15	$38

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
Interest income and other income - Interest income and other income primarily represents interest income earned on cash, cash equivalents and fiduciary cash. Interest income and other income in the three and six-month periods ended June 30, 2026 decreased compared to the same periods in 2025, primarily due to lower interest income earned on fiduciary funds.
Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and six-month periods ended June 30, 2026 with the same periods in 2025 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2026	2025	2026	2025
Compensation expense, as reported	$274	$244	$538	$475
Acquisition integration	—	(1)	—	(2)
Workforce and lease termination related charges	(2)	(3)	(3)	(6)
Acquisition related adjustments	(2)	(1)	(8)	(1)
Levelized foreign currency translation	—	4	—	9
Compensation expense, as adjusted	$270	$243	$527	$475
Reported compensation expense ratios (before reimbursements)	60.5%	62.2%	61.1%	62.0%
Adjusted compensation expense ratios (before reimbursements)	59.6%	61.2%	59.8%	61.1%
Reported revenues (before reimbursements)	$453	$392	$881	$766
Adjusted revenues (before reimbursements) - see pages 35 and 36	$453	$397	$881	$778
The $30 million increase in compensation expense for the three-month period ended June 30, 2026 compared to the same period in 2025, was primarily due to higher base and incentive compensation to service and support organic growth - $23 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended June 30, 2026 ‑ $8 million, acquisition earnout related adjustments - $1 million, partially offset by lower workforce and lease termination related charges - $1 million, and acquisition integration costs - $1 million.
The $63 million increase in compensation expense for the six-month period ended June 30, 2026 compared to the same period in 2025, was primarily due to higher base and incentive compensation to service and support organic growth as well as employee benefit costs - $43 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended June 30, 2026 ‑ $18 million, acquisition earnout related adjustments - $7 million, partially offset by lower workforce and lease termination related charges - $3 million, and acquisition integration costs - $2 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and six-month periods ended June 30, 2026 with the same periods in 2025 (in millions):

	Three-month period ended June 30,		Six-month period ended June 30,
	2026	2025	2026	2025
Operating expense, as reported	$83	$73	$161	$144
Acquisition integration	(1)	(1)	(2)	(2)
Workforce and lease termination related charges	—	(1)	—	(1)
Levelized foreign currency translation	—	—	—	1
Operating expense, as adjusted	$82	$71	$159	$142
Reported operating expense ratios (before reimbursements)	18.3%	18.6%	18.3%	18.8%
Adjusted operating expense ratios (before reimbursements)	18.1%	18.2%	18.1%	18.2%
Reported revenues (before reimbursements)	$453	$392	$881	$766
Adjusted revenues (before reimbursements) - see pages 35 and 36	$453	$397	$881	$778
The $10 million increase in operating expense for the three-month period ended June 30, 2026 compared to the same period in 2025, was primarily due to additional investments in technology and business insurance expense - $7 million, as well as expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2026 - $3 million.
The $17 million increase in operating expense for the six-month period ended June 30, 2026 compared to the same period in 2025, was primarily due to additional investments in technology and business insurance expense - $11 million, as well as expenses associated with the acquisitions completed in the twelve-month period ended June 30, 2026 - $6 million.
Depreciation - Depreciation was flat in the three and six-month periods ended June 30, 2026 compared to the same periods in 2025, which reflects the impact of office consolidations that occurred as leases expired in 2025 (less depreciation associated with furniture, equipment and leasehold improvements), partially offset by the impact of expenditures related to upgrading computer systems.
Amortization - Amortization expense increased in the three and six-month periods ended June 30, 2026 compared to the same periods in 2025 by $1 million and $2 million, respectively, due to the normal recurring quarterly amortization expense. Based on the results of impairment reviews during the three and six-month periods ended June 30, 2026 and 2025, no impairments were noted.
Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three and six-month periods ended June 30, 2026 to the same periods in 2025, was due to accretion of the discount. During each of the three-month periods ended June 30, 2026 and 2025, we recognized $1 million of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the six-month periods ended June 30, 2026 and 2025, we recognized $2 million and $1 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three and six-month periods ended June 30, 2026 and 2025, there were no net adjustments in the estimated fair value of earnout obligations to projections of future performance for acquisitions.
Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended June 30, 2026 and 2025, was 26.9% and 26.6%, respectively. The risk management segment’s effective income tax rates for the six-month periods ended June 30, 2026 and 2025, was 26.7% and 26.5%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment based on known changes in tax rates in future periods.

Corporate
The corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs and the impact of foreign currency remeasurement. For a detailed discussion of the nature of our debt, see Note 6 to our unaudited consolidated financial statements included herein as of June 30, 2026 and in Note 7 to our most recent Annual Report on Form 10‑K as of December 31, 2025.
Financial information relating to our corporate segment results for the three and six-month periods ended June 30, 2026 compared to the same periods in 2025 is as follows (in millions, except per share):

	Three-month period ended June 30,			Six-month period ended June 30,
Statement of Earnings	2026	2025	Change	2026	2025	Change
Other income	$—	$—	$—	$(5)	$—	$(5)
Total revenues	—	—	—	(5)	—	(5)
Compensation	39	34	5	80	83	(3)
Operating	59	77	(18)	104	150	(46)
Interest	168	158	10	326	316	10
Depreciation	2	2	—	4	4	—
Total expenses	268	271	(3)	514	553	(39)
Loss before income taxes	(268)	(271)	3	(519)	(553)	34
Benefit for income taxes	(85)	(86)	1	(196)	(220)	24
Net loss	(183)	(185)	2	(323)	(333)	10
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net loss attributable to controlling interests	$(183)	$(185)	$2	$(323)	$(333)	$10
Diluted net loss per share	$(0.71)	$(0.71)	$—	$(1.25)	$(1.28)	$0.03
Identifiable assets at June 30				$2,561	$15,373
EBITDAC
Net loss	$(183)	$(185)	$2	$(323)	$(333)	$10
Benefit for income taxes	(85)	(86)	1	(196)	(220)	24
Interest	168	158	10	326	316	10
Depreciation	2	2	—	4	4	—
EBITDAC	$(98)	$(111)	$13	$(189)	$(233)	$44
Revenues - Revenues in the corporate segment consist of other income related to the run-off of legacy investments and other investment income.
Compensation expense - Compensation expense in the three-month periods ended June 30, 2026 and 2025, includes salary, incentive compensation, and associated benefit expenses of $39 million and $34 million, respectively. The change in compensation expense for the three-month period ended June 30, 2026 compared to the same period in 2025 was primarily due to increased incentive compensation.
Compensation expense in the six-month periods ended June 30, 2026 and 2025, includes salary, incentive compensation, and associated benefit expenses of $80 million and $83 million, respectively. The change in compensation expense for the six-month period ended June 30, 2026 compared to the same period in 2025 was primarily due to decreased incentive compensation related to transaction-related costs as described on page 53 in note (1).
Operating expense - Operating expense in the three-month period ended June 30, 2026, includes banking and related fees of $1 million, external professional fees and other due diligence costs related to acquisitions of $17 million, which includes $12 million of transaction-related costs as described on page 53 in note (1), other corporate and clean energy-related expenses, including technology and other professional fees of $41 million in aggregate, which includes costs associated with legal, tax, and benefit plan related matters as described on page 53 in notes (4) and (5), and zero net unrealized foreign exchange remeasurement loss.
Operating expense in the six-month period ended June 30, 2026, includes banking and related fees of $1 million, external professional fees and other due diligence costs related to acquisitions of $27 million, which includes $19 million of transaction-

related costs as described on page 53 in note (1), other corporate and clean energy-related expenses, including technology and other professional fees of $82 million in aggregate, which includes costs associated with legal, tax, and benefit plan related matters and the write-down of a clean energy-related investment as described on page 53 in notes (3), (4) and (5), and a net unrealized foreign exchange remeasurement gain of $6 million.
Operating expense in the three-month period ended June 30, 2025 includes banking and related fees of $1 million, external professional fees and other due diligence costs related to acquisitions of $33 million, which includes $29 million of transaction‑related costs as described on page 53 in note (1), other corporate and clean energy-related expenses, including technology and other professional fees of $18 million in aggregate, and a net unrealized foreign exchange remeasurement loss of $(25) million.
Operating expense in the six-month period ended June 30, 2025 includes banking and related fees of $2 million, external professional fees and other due diligence costs related to acquisitions of $54 million, which includes $47 million of transaction‑related costs as described on page 53 in note (1), other corporate and clean energy-related expenses, including technology and other professional fees of $46 million in aggregate, and a net unrealized foreign exchange remeasurement loss of $(48) million.
Interest expense - The interest expense for the three and six-month periods ended June 30, 2026 increased compared to the same periods in 2025 primarily due to an increase in borrowings outstanding under the Credit Agreement, partially offset by the paydowns of Note Purchase Agreements.

Depreciation - Depreciation expense in the three and six-month periods ended June 30, 2026 was flat compared to the same periods in 2025 and includes capital improvements made at our corporate headquarters and Gallagher Centers of Excellence and to the acquisition of other corporate related fixed assets.
Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local country statutory rates. Our consolidated effective tax rate for the three-month period ended June 30, 2026 was 21.7% compared to 22.3% for the same period in 2025. Our consolidated effective tax rate for the six-month period ended June 30, 2026 was 21.3% compared to 20.0% for the same period in 2025.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three and six-month periods ended June 30, 2026 and 2025 for the corporate segment (in millions):

	2026			2025
Three-Month Periods Ended June 30	Pretax Loss	Income Tax (Provision) Benefit	(Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(169)	$44	$(125)	$(159)	$41	$(118)
Clean energy-related	(2)	1	(1)	(2)	—	(2)
Acquisition costs (1)	(18)	3	(15)	(34)	6	(28)
Corporate (2)	(79)	37	(42)	(76)	39	(37)
Corporate, as reported	(268)	85	(183)	(271)	86	(185)
Adjustments
Transaction-related costs (1)	12	(2)	10	29	(5)	24
Legal and tax related (4)	13	(3)	10	—	—	—
Benefit plan related (5)	8	(2)	6	—	—	—
Components of Corporate Segment, as adjusted
Interest and banking costs	(169)	44	(125)	(159)	41	(118)
Clean energy-related	(2)	1	(1)	(2)	—	(2)
Acquisition costs	(6)	1	(5)	(5)	1	(4)
Corporate (2)	(58)	32	(26)	(76)	39	(37)
Adjusted three months	$(235)	$78	$(157)	$(242)	$81	$(161)

	2026			2025
Six-Month Periods Ended June 30,	Pretax Loss	Income Tax (Provision) Benefit	(Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(327)	$85	$(242)	$(318)	$83	$(235)
Clean energy-related	(9)	3	(6)	(4)	1	(3)
Acquisition costs (1)	(28)	5	(23)	(60)	9	(51)
Corporate (2)	(155)	103	(52)	(171)	127	(44)
Corporate, as reported	(519)	196	(323)	(553)	220	(333)
Adjustments
Clean energy-related (3)	5	(2)	3	—	—	—
Transaction-related costs (1)	19	(3)	16	52	(8)	44
Legal and tax related (4)	31	(20)	11	—	—	—
Benefit plan related (5)	8	(2)	6	—	—	—
Components of Corporate Segment, as adjusted
Interest and banking costs	(327)	85	(242)	(318)	83	(235)
Clean energy-related	(4)	1	(3)	(4)	1	(3)
Acquisition costs	(9)	2	(7)	(8)	1	(7)
Corporate (2)	(116)	81	(35)	(171)	127	(44)
Adjusted six months	$(456)	$169	$(287)	$(501)	$212	$(289)

(1)We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees associated with completed, future and terminated acquisitions. Adjustments primarily relate to acquisition of AssuredPartners and Woodruff Sawyer, which closed in August 2025 and April 2025, respectively.
(2)Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $(25) million in second quarter 2025. There was no net impact of unrealized foreign exchange remeasurement in second quarter 2026. Corporate pretax loss includes a net unrealized foreign exchange remeasurement gain of $6 million in the six-month period ended June 30, 2026 and a net unrealized foreign exchange remeasurement loss of $(48) million in the six-month period ended 2025.
(3)Adjustments in the six-month period ended June 30, 2026 include the write-down of a clean energy-related investment.
(4)Adjustments in second quarter 2026 and the six-month period ended June 30, 2026 include costs associated with legal and tax matters.
(5)Adjustments in second quarter 2026 and the six-month period ended June 30, 2026 include costs associated with the termination of the Gallagher US defined pension plan and other benefit plan changes.
Interest, banking costs and debt - Interest and banking costs includes expenses related to our debt.
Clean energy - This consists of the operating results related to our investments in clean energy projects, primarily fusion and carbon sequestration projects.
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
Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, and net unrealized foreign exchange remeasurement. In addition, it includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses, the tax benefit from vesting of employee equity awards, as well as other permanent or discrete tax items not reflected in the provision for income taxes in the brokerage and risk management segments. The income tax benefit of stock-based awards that vested or were settled in the six-month periods ended June 30, 2026 and 2025, was $31 million and $85 million, respectively, and is included in the table above in the Corporate line.
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
Operating Cash Flow
Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement (as defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2025 and for the six-month period ended June 30, 2026, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuance of our common stock.
Cash provided by operating activities was $967 million and $448 million for six-month periods ended June 30, 2026 and 2025, respectively. The increase in cash provided by operating activities during the six-month period ended June 30, 2026 compared to the same period in 2025, was primarily due to a decrease in payments on acquisition earnouts in excess of initial estimates (primarily related to the acquisition of the Willis Towers Watson treaty reinsurance brokerage operations) and by the growth in 2026 compared to 2025 in our reported net earnings, adjusted for non-cash items (i.e., EBITDAC), partially offset by timing differences between periods with cash receipts and disbursements related to accounts receivables and accrued compensation and other current liabilities. In April 2025, we made a $750 million earnout payment to the sellers related to the acquisition of the Willis Towers Watson treaty reinsurance brokerage operations in December 2021.

During the six-month period ended June 30, 2026 employee matching contributions to the 401(k) plan of $115 million relating to 2025 were funded using common stock. During the six-month period ended June 30, 2025, employee matching contributions to the 401(k) plan of $105 million relating to 2024 were funded using common stock.
When assessing our overall liquidity, we believe that the focus should be on EBITDAC, and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $2,503 million and $2,157 million for the six-month periods ended June 30, 2026 and 2025, respectively. Net earnings attributable to controlling interests were $1,146 million and $1,072 million for the six-month periods ended June 30, 2026 and 2025, respectively. We believe that EBITDAC items are indicators of trends in liquidity.
Defined Benefit Pension Plan
In 2025, we initiated a process to fully terminate our defined pension benefit plan. In fourth quarter 2025, substantially all of the future obligations under the plan were settled through a combination of lump sum payments to eligible, electing participants and a transfer of the remaining liability through the purchase of a group annuity contract to a highly-rated third-party insurance company. As of December 31, 2025, the only remaining obligations were payments to the Pension Benefit Guaranty Corporation (which we refer to as PBGC) for missing participants and the distribution of the surplus assets to plan participants. In fourth quarter 2025, we recognized a non-cash, pre-tax loss of approximately $16 million to operating expense in the consolidated statement of earnings that was offset by an approximate $12 million adjustment to consolidated statement of comprehensive earnings and a $4 million reversal of a deferred tax asset. In second quarter 2026, we completed the termination process related to our defined pension benefit plan and recognized a non-cash, pre-tax loss of approximately $17 million to operating expense in the consolidated statement of earnings. We did not make any additional funding to the plan related to this plan termination process.
Investing Cash Flows
Capital Expenditures - Capital expenditures were $87 million and $68 million for the six-month periods ended June 30, 2026 and 2025, respectively. In 2026, we expect total expenditures for capital improvements to be approximately $227 million (includes the impact of acquisitions closed through June 30, 2026), part of which is related to expenditures on office moves and investments being made in IT and software development projects. Capital expenditures increased in 2026 compared to 2025 primarily due to an increase in acquisition integration related expenditures, differences in the period over period timing of expenditures related to investments in information technology, and by the movement of information technology to cloud computing based technology from in‑house hosted environments. Expenditures made related to cloud computing based technology are accounted for as deferred costs versus fixed assets, which would reduce capital expenditures.

Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $616 million and $1,662 million in the six-month periods ended June 30, 2026 and 2025, respectively. In addition, during the six-month period ended June 30, 2026, we issued 0.1 million shares ($17 million) of our common stock as payment for a portion of the total consideration paid for 2026 acquisitions and earnout payments made in 2026. During the six-month period ended June 30, 2025, we issued 0.1 million shares ($17 million) of our common stock as payment for consideration paid for 2025 acquisitions and earnout payments made in 2025. We completed sixteen and twenty acquisitions in the six-month periods ended June 30, 2026 and 2025, respectively. Annualized revenues of businesses acquired in the six-month periods ended June 30, 2026 and 2025 totaled approximately $122 million and $392 million, respectively. For the remainder of 2026, we expect to use cash on hand, new debt, our Credit Agreement, cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.
If liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.
Dispositions - During each of the six-month periods ended June 30, 2026 and 2025, we sold several books of business and recognized net gains of $14 million and $13 million, respectively. We received net cash proceeds of $6 million and $2 million, respectively, in these 2026 and 2025 transactions.
Financing Cash Flows
At June 30, 2026, we had $9,550 million of Senior Notes, $2,683 million of corporate related borrowings outstanding, $1,365 million of borrowings outstanding under our Credit Agreement, $134 million of borrowings outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $1,386 million.
As of June 30, 2026 we had no pre-issuance hedges open for 2026.
The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at June 30, 2026.
Senior Notes - There were no changes in our Senior Notes in 2026 and 2025.
Note Purchase Agreement - During February 2026, we used operating cash to fund the $140 million Series II note maturity with a fixed rate of 4.85% due February 13, 2026 and $175 million Series I note maturity with a fixed rate of 4.73% due February 27, 2026.
During June 2026, we used operating cash to fund the $175 million Series Q note maturity that had a fixed rate of 4.40% that was due June 2, 2026 and $150 million Series P note maturity that had a fixed rate of 4.36% that was due June 24, 2026.
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
We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the six-month period ended June 30, 2026, we borrowed an aggregate of $5,010 million and repaid $3,645 million. At June 30, 2026, there were $1,365 million of borrowings outstanding under the Credit Agreement. Due to outstanding letters of credit, $1,133 million remained available for potential borrowings under the Credit Agreement at June 30, 2026. Principal uses of the 2026 and 2025 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.
Premium Financing Debt Facility - On November 17, 2025, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New

Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$390 million and NZ$10 million tranches (the AU$ tranche will decrease as of March 1, 2027 to AU$310 million and the NZ$ tranche will increase as of October 1, 2026 to NZ$25 million), (ii) Facility C, which is an AU$60 million equivalent multi-currency overdraft tranche and (iii) Facility D, which is a NZ$15 million equivalent multi-currency overdraft tranche.
At June 30, 2026, AU$182 million of borrowings were outstanding under Facility B, with no borrowings outstanding under the NZ$ tranche of Facility B. There were AU$6 million of borrowings outstanding under Facility C and NZ$6 million of borrowings were outstanding under Facility D, which in aggregate amount to US$134 million of borrowings outstanding under the Premium Financing Debt Facility.
Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.
In the six-month period ended June 30, 2026, we declared $364 million in cash dividends on our common stock, or $0.70 per common share per quarter, an 8% increase over the six-month period ended June 30, 2025. On July 29, 2026, we announced a quarterly dividend for third quarter 2026 of $0.70 per common share. This dividend level in 2026 will result in annualized net cash used by financing activities in 2026 of approximately $718 million (based on the number of outstanding shares as of June 30, 2026) or an anticipated increase in cash used of approximately $52 million compared to 2025. We make no assurances regarding the amount of any future dividend payments.
Shelf Registration Statement - On February 12, 2024, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of debt securities, guarantees, common stock, preferred stock, warrants, depositary shares, purchase contracts, or units. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any securities under this registration statement. On November 15, 2022, we filed a shelf registration statement on Form S-4 with the SEC, registering 7.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At June 30, 2026, 5.4 million shares remained available for issuance under this registration statement. Please see the information set forth in “Investing Cash Flows - Acquisitions.”
Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock. During the six-month period ended June 30, 2026 we repurchased 2.3 million shares of our common stock in the amount of $480 million pursuant to our repurchase plan. During the six-month period ended June 30, 2025, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Management may consider repurchasing common stock during the remainder of 2026 to the extent that our available cash exceeds acquisition opportunities. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long‑term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.
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
At-the-Market Equity Program - On March 14, 2024, we entered into an updated Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to 3.0 million shares of our common stock through Morgan Stanley as sales agent. We intend to use the net proceeds of sales under this program to fund future acquisitions from time to time or for general corporate purposes. During the quarter ended June 30, 2026, we did not sell shares of our common stock under the program.
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
Business Combinations and Dispositions
See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the six-month period ended June 30, 2026. We did not have any material dispositions during the six-month period ended June 30, 2026.
Item 3.              Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at June 30, 2026 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.
Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at June 30, 2026 approximated its carrying value due to its short‑term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at June 30, 2026.
At June 30, 2026, we had $12,233 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at June 30, 2026 was $11,303 million due to their long‑term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment grade insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.

We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at June 30, 2026 and the resulting fair values would have been $5 million lower than their carrying value (or $12,228 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at June 30, 2026 and the resulting fair values would have been $1,732 million lower than their carrying value (or $10,501 million).
At June 30, 2026, we had $1,365 million of borrowings outstanding under our Credit Agreement and $134 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short‑term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at June 30, 2026, and the resulting fair value is not materially different from their carrying value.
We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding potential foreign exchange rate risks arising from Brexit. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2026 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $56 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the six-month period ended June 30, 2026 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $19 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).
Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During the six-month periods ended June 30, 2026 and 2025, we had several monthly forward contracts and options in place with an external financial institution that are designed to hedge a significant portion of our future Norway and the U.K. currency revenues through various future payment dates. In addition, during the six-month periods ended June 30, 2026 and 2025, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant India, Norway and the U.K. currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re‑measured at the stated point and the appropriate loss, if applicable, would be recognized. In the six-month period ended June 30, 2026 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the six-month period ended June 30, 2026. See Note 11 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at June 30, 2026.

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
The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) for each fiscal month in the three-month period ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3) (4)
April 1 through April 30, 2026	29,161	$218.26	—	$1,190
May 1 through May 31, 2026	861,014	199.57	851,972	1,020
June 1 through June 30, 2026	11,511	214.69	—	1,020
Total	901,686	$200.37	851,972
(1)Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our DEPP, our DCPP and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. See Note 9 to the June 30, 2026 unaudited consolidated financial statements in this report for more information regarding the DEPP. In the second quarter of 2026, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2026 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including Company match amounts, on a before-tax basis or after‑tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.
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
(4)Dollar values stated in millions.
Item 5.              Other Information
During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
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

Arthur J. Gallagher & Co.

Date: August 5, 2026	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)