Form 10-Q
period 2026-09-30
Arthur J. Gallagher & Co.
filed 2026-11-05
CIK 354190

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
_________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of outstanding shares of the registrant’s common stock, $1.00 par value, as of October 30, 2026 was approximately 256.4 million.

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
•Failure to meet our sustainability aspirations, goals and initiatives or to comply with climate-related and other sustainability regulations, heightened scrutiny, including growing backlash against sustainability initiatives, and risks related to “greenwashing” and “greenhushing”;
•Failure to apply technology, data analytics and artificial intelligence effectively to drive client value, internal efficiencies and effective controls;
•Risks associated with the use of AI in our business operations, including regulatory, data privacy, cybersecurity, E&O, intellectual property, competition, and “AI-washing” risks;
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
•Risks arising from our international operations and changes in international conditions, including political and economic uncertainty; compliance with multi-jurisdictional laws (including anti‑corruption, sanctions, privacy and sustainability); protectionism and trade restrictions; scrutiny of off-shore operations; and global health risks;
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
•The risk of credit rating downgrades;
•The risk that we may not be able to receive dividends or other distributions from our subsidiaries, including risks associated with changes in foreign exchange rates;
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

Arthur J. Gallagher & Co.

Part I - Financial Information
Item 1.             Financial Statements (Unaudited)
Arthur J. Gallagher & Co.
Consolidated Statement of Earnings
(Unaudited - in millions, except per share data)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2026	2025	2026	2025
Commissions	$2,371	$1,908	$7,936	$5,965
Fees	1,224	1,058	3,619	3,005
Supplemental revenues	148	117	469	334
Contingent revenues	74	75	280	241
Interest income, premium finance revenues and other income	113	167	297	647
Revenues before reimbursements	3,930	3,325	12,601	10,192
Reimbursements	46	40	136	122
Total revenues	3,976	3,365	12,737	10,314
Compensation	2,237	1,932	7,083	5,633
Operating	645	581	1,967	1,590
Reimbursements	46	40	136	122
Interest	168	161	494	477
Depreciation	58	54	176	149
Amortization	291	222	870	612
Change in estimated acquisition earnout payables	16	29	39	39
Total expenses	3,461	3,019	10,765	8,622
Earnings before income taxes	515	346	1,972	1,692
Provision for income taxes	109	73	419	342
Net earnings	406	273	1,553	1,350
Net earnings attributable to noncontrolling interests	3	1	4	6
Net earnings attributable to controlling interests	$403	$272	$1,549	$1,344
Basic net earnings per share	$1.57	$1.06	$6.03	$5.25
Diluted net earnings per share	1.55	1.04	5.97	5.16
Dividends declared per common share	0.70	0.65	2.10	1.95
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Comprehensive Earnings
(Unaudited - in millions)

	Three-month period ended September 30,		Nine-month period ended September 30,
	2026	2025	2026	2025
Net earnings	$406	$273	$1,553	$1,350
Change in pension liability, net of taxes	—	(2)	—	(7)
Foreign currency translation, net of taxes	88	(59)	(66)	586
Change in fair value of derivative investments, net of taxes	(5)	(20)	(20)	(9)
Comprehensive earnings	489	192	1,467	1,920
Comprehensive earnings attributable to noncontrolling interests	3	1	4	6
Comprehensive earnings attributable to controlling interests	$486	$191	$1,463	$1,914
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Balance Sheet
(Unaudited - in millions)

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,213	$1,396
Fiduciary assets (includes fiduciary cash of $7,596 in 2026 and $7,142 in 2025)	34,345	26,899
Accounts receivable, net	5,977	5,175
Other current assets	786	886
Total current assets	42,321	34,356
Fixed assets - net	757	789
Deferred income taxes	45	43
Other noncurrent assets	1,744	1,602
Right-of-use assets	610	598
Goodwill	23,385	22,593
Amortizable intangible assets - net	10,202	10,684
Total assets	$79,064	$70,665
Fiduciary liabilities	$34,345	$26,899
Accrued compensation and other current liabilities	3,776	4,017
Deferred revenue - current	839	737
Premium financing debt	228	226
Corporate related borrowings - current	1,008	640
Total current liabilities	40,196	32,519
Corporate related borrowings - noncurrent	11,735	12,104
Deferred revenue - noncurrent	189	155
Lease liabilities - noncurrent	518	515
Other noncurrent liabilities (includes tax credit carryforwards of $615 in 2026 and $713 in 2025)	2,355	2,025
Total liabilities	54,993	47,318
Stockholders' equity:
Common stock - issued and outstanding 256.4 shares in 2026 and 257.0 shares in 2025	256	257
Capital in excess of par value	17,584	17,783
Retained earnings	6,809	5,806
Accumulated other comprehensive loss	(611)	(525)
Stockholders' equity attributable to controlling interests	24,038	23,321
Stockholders' equity attributable to noncontrolling interests	33	26
Total stockholders' equity	24,071	23,347
Total liabilities and stockholders' equity	$79,064	$70,665
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Cash Flows
(Unaudited - in millions)

	Nine-month period ended September 30,
	2026	2025
Cash flows from operating activities:
Net earnings	$1,553	$1,350
Adjustments to reconcile net earnings to net cash provided by operating activities:
Net gain on investments and other	(14)	(4)
Depreciation and amortization	1,046	761
Change in estimated acquisition earnout payables	39	39
Amortization of deferred compensation and restricted stock	121	101
Stock-based and other noncash compensation expense	55	37
Payments on acquisition earnouts in excess of original estimates	(145)	(489)
Provision for deferred income taxes	41	53
Effect of changes in foreign exchange rates	10	48
Net change in accounts receivable, net	(738)	(464)
Net change in deferred revenue	127	50
Net change in other current assets	50	(62)
Net change in accrued compensation and other accrued liabilities	191	(42)
Net change in income taxes payable	(84)	(110)
Net change in other noncurrent assets and liabilities	58	(91)
Net cash provided by operating activities	2,310	1,177
Cash flows from investing activities:
Capital expenditures	(135)	(105)
Cash paid for acquisitions, net of cash and restricted cash acquired	(1,112)	(15,312)
Net proceeds from sales of operations/books of business	7	5
Net funding of investment transactions	(5)	1
Net funding of premium finance loans	10	7
Net cash used by investing activities	(1,235)	(15,404)
Cash flows from financing activities:
Payments on acquisition earnouts	(230)	(372)
Proceeds from issuance of common stock	155	1,481
Repurchases of common stock	(580)	—
Dividends paid	(539)	(499)
Net change in fiduciary assets and liabilities	470	1,338
Net borrowings on premium financing debt facility	(11)	—
Borrowings on line of credit facility	6,660	1,203
Repayments on line of credit facility	(6,030)	(1,073)
Net borrowings of corporate related long-term debt	(638)	(199)
Debt acquisition costs	7	7
Settlements on terminated interest rate swaps	11	—
Net cash (used) provided by financing activities	(725)	1,886
Effect of changes in foreign exchange rates on cash, cash equivalents, restricted cash and fiduciary cash	(79)	213
Net increase (decrease) in cash, cash equivalents, restricted cash and fiduciary cash	271	(12,128)
Cash, cash equivalents, restricted cash and fiduciary cash at beginning of period	8,538	20,468
Cash, cash equivalents, restricted cash and fiduciary cash at end of period	$8,809	$8,340
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2025	257.0	$257.0	$17,783	$5,806	$(525)	$26	$23,347
Net earnings	—	—	—	822	—	1	823
Foreign currency translation	—	—	—	—	(20)	—	(20)
Change in fair value of derivative instruments, net of taxes of $(7)	—	—	—	—	(21)	—	(21)
Compensation expense related to stock option plan grants	—	—	20	—	—	—	20
Common stock issued in:
Two purchase transactions	0.1	0.1	17	—	—	—	17
Stock option plans	0.4	0.4	36	—	—	—	36
Employee stock purchase plan	0.1	0.1	15	—	—	—	15
Shares issued to benefit plans	0.5	0.5	131	—	—	—	132
Deferred compensation and restricted stock	0.2	0.2	(55)	—	—	—	(55)
Common stock repurchases	(1.4)	(1.4)	(309)	—	—	—	(310)
Cash dividends declared on common stock	—	—	—	(182)	—	—	(182)
Balance at March 31, 2026	256.9	$256.9	$17,638	$6,446	$(566)	$27	$23,802
Net earnings	—	—	—	324	—	—	324
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	3	3
Foreign currency translation	—	—	—	—	(134)	—	(134)
Change in fair value of derivative instruments, net of taxes of $2	—	—	—	—	6	—	6
Compensation expense related to stock option plan grants	—	—	15	—	—	—	15
Common stock issued in:
Stock option plans	0.2	0.2	18	—	—	—	18
Employee stock purchase plan	0.1	0.1	22	—	—	—	22
Deferred compensation and restricted stock	—	—	43	—	—	—	43
Common stock repurchases	(0.9)	(0.9)	(169)	—	—	—	(170)
Cash dividends declared on common stock	—	—	—	(182)	—	—	(182)
Balance at June 30, 2026	256.3	$256.3	$17,567	$6,588	$(694)	$30	$23,747
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at June 30, 2026	256.3	$256.3	$17,567	$6,588	$(694)	$30	$23,747
Net earnings	—	—	—	403	—	3	406
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	88	—	88
Change in fair value of derivative instruments, net of taxes of $(2)	—	—	—	—	(5)	—	(5)
Compensation expense related to stock option plan grants	—	—	14	—	—	—	14
Common stock issued in:
One purchase transaction	0.1	0.1	13	—	—	—	13
Stock option plans	0.2	0.2	29	—	—	—	29
Employee stock purchase plan	0.1	0.1	34	—	—	—	34
Deferred compensation and restricted stock	0.1	0.1	26	—	—	—	26
Common stock repurchases	(0.4)	(0.4)	(99)	—	—	—	(99)
Cash dividends declared on common stock	—	—	—	(182)	—	—	(182)
Balance at September 30, 2026	256.4	$256.4	$17,584	$6,809	$(611)	$33	$24,071
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at December 31, 2024	250.0	$250.0	$16,069	$4,986	$(1,151)	$26	$20,180
Net earnings	—	—	—	704	—	5	709
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	3	3
Foreign currency translation	—	—	—	—	217	—	217
Compensation expense related to stock option plan grants	—	—	18	—	—	—	18
Common stock issued in:
One purchase transaction	0.1	0.1	17	—	—	—	17
Stock option plans	0.7	0.7	68	—	—	—	69
Employee stock purchase plan	0.1	0.1	14	—	—	—	14
Stock issuance from public offering	4.6	4.6	1,248	—	—	—	1,252
Shares issued to benefit plans	0.3	0.3	119	—	—	—	120
Deferred compensation and restricted stock	0.3	0.3	(77)	—	—	—	(77)
Cash dividends declared on common stock	—	—	—	(167)	—	—	(167)
Balance at March 31, 2025	256.1	$256.1	$17,475	$5,523	$(934)	$34	$22,354
Net earnings	—	—	—	368	—	—	368
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(1)	(1)
Net change in pension asset/ liability, net of taxes of $(1)	—	—	—	—	(5)	—	(5)
Foreign currency translation	—	—	—	—	428	—	428
Change in fair value of derivative instruments, net of taxes of $4	—	—	—	—	11	—	11
Compensation expense related to stock option plan grants	—	—	11	—	—	—	11
Common stock issued in:
Stock option plans	0.2	0.2	24	—	—	—	24
Employee stock purchase plan	0.1	0.1	20	—	—	—	20
Deferred compensation and restricted stock	—	—	16	—	—	—	16
Cash dividends declared on common stock	—	—	—	(171)	—	—	(171)
Balance at June 30, 2025	256.4	$256.4	$17,546	$5,720	$(500)	$33	$23,056
See notes to consolidated financial statements.

Arthur J. Gallagher & Co.
Consolidated Statement of Stockholders’ Equity
(Unaudited - in millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
	Shares	Amount
Balance at June 30, 2025	256.4	$256.4	$17,546	$5,720	$(500)	$33	$23,056
Net earnings	—	—	—	272	—	1	273
Net purchase of subsidiary shares from noncontrolling interests	—	—	—	—	—	(3)	(3)
Net change in pension asset/ liability, net of taxes of $(1)	—	—	—	—	(2)	—	(2)
Foreign currency translation	—	—	—	—	(59)	—	(59)
Change in fair value of derivative instruments, net of taxes of $(7)	—	—	—	—	(20)	—	(20)
Compensation expense related to stock option plan grants	—	—	12	—	—	—	12
Common stock issued in:
Two purchase transactions	—	—	6	—	—	—	6
Stock option plans	0.1	0.1	11	—	—	—	11
Employee stock purchase plan	0.1	0.1	31	—	—	—	31
Deferred compensation and restricted stock	0.2	0.2	100	—	—	—	100
Cash dividends declared on common stock	—	—	—	(168)	—	—	(168)
Balance at September 30, 2025	256.8	$256.8	$17,706	$5,824	$(581)	$31	$23,237
See notes to consolidated financial statements.

Notes to September 30, 2026 Consolidated Financial Statements (Unaudited)
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
We are a global insurance brokerage, risk management and consulting services firm, headquartered in Rolling Meadows, Illinois. We provide these services in approximately 130 countries around the world through our owned operations and a network of correspondent brokers and consultants. We have prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements have been omitted pursuant to such rules and regulations. The unaudited consolidated financial statements included herein are, in the opinion of management, prepared on a basis consistent with our audited consolidated financial statements for the year ended December 31, 2025, and include all normal recurring adjustments necessary for a fair presentation of the information set forth herein. The quarterly results of operations are not necessarily indicative of the results of operations to be reported for subsequent quarters or the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025. In the preparation of our unaudited consolidated financial statements as of September 30, 2026, management evaluated all material subsequent events or transactions that occurred after the balance sheet date through the date on which the financial statements were issued, for potential recognition and/or disclosure therein.
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

3. Business Combinations
During the nine-month period ended September 30, 2026, we acquired substantially all of the ownership interest or net assets, as applicable, of the following firms in exchange for our common stock and/or cash. These acquisitions have been accounted for using the acquisition method for recording business combinations (in millions, except share data):

Name and Effective Date of Acquisition	Common Shares Issued	Common Shares Value	Cash Paid	Accrued Liability	Escrow Deposited	Recorded Earnout Payable	Total Recorded Purchase Price	Maximum Potential Earnout Payable
	(000s)
Krose GmbH & Co KG February 25, 2026 (KGC)	66.0	$15	$203	$2	$—	$—	$220	$—
McKee Risk Management, Inc. May 1, 2026 (MRM)	—	—	135	—	5	6	146	30
W.N. Tuscano Agency, Inc. July 1, 2026 (WNT)	—	—	99	—	3	9	111	32
Wilson M. Beck Insurance Services, Inc. July 1, 2026 (WMB)	—	—	292	2	2	17	313	61
Apollo Insurance Solutions Ltd. August 1, 2026 (APO)	—	—	95	1	6	36	138	50
Sixteen other acquisitions completed in 2026	—	—	249	6	15	49	319	89
	66.0	$15	$1,073	$11	$31	$117	$1,247	$262

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
The fair value of these earnout obligations is generally based on the present value of the expected future payments to be made to the sellers of the acquired entities in accordance with the provisions outlined in the respective purchase agreements, which is a Level 3 fair value measurement (discounted cash flow method of the income approach). In determining fair value, we estimated the acquired entity’s future performance using financial projections developed by management for the acquired entity and market participant assumptions that were derived for revenue growth and/or profitability. Revenue growth rates generally ranged from 3.0% to 15.0% for our 2026 acquisitions. We estimated future payments using the earnout formula and performance targets specified in each purchase agreement and the financial projections just described. We then discounted these payments to present value using a risk-adjusted rate that takes into consideration market-based rates of return that reflect the ability of the acquired entity to achieve the targets. The discount rate was 7.0% to 9.0% for all of our 2026 acquisitions. In some instances, the fair value of these earnout obligations can be based on other valuation methods including the Black-Scholes Option Pricing Method or Monte Carlo Simulation method. Changes in financial projections, market participant assumptions for revenue growth and/or profitability, or the risk-adjusted discount rate, would result in a change in the fair value of recorded earnout obligations.
During the three-month periods ended September 30, 2026 and 2025, we recognized $9 million and $12 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the nine-month periods ended September 30, 2026 and 2025, we recognized $33 million and $36 million, respectively, of expense in our consolidated statement of earnings related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three-month periods ended September 30, 2026 and 2025, we recognized $7 million and $17 million of expense related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 30 and 41 acquisitions, respectively. In addition, during the nine-month periods ended September 30, 2026 and 2025, we recognized $6 million and $3 million of expense related to net adjustments in the estimated fair value of the liability for earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 94 and 82 acquisitions, respectively. The aggregate amount of maximum earnout obligations related to acquisitions was $1,360 million as of September 30, 2026, of which $590 million was recorded in the consolidated balance sheet as of September 30, 2026, based on the estimated fair value of the expected future payments to be made, of which approximately $459 million can be settled in cash or stock at our option and $131 million must be settled in cash.
The following is a summary of the estimated fair values of the net assets acquired at the date of each acquisition made in the nine-month period ended September 30, 2026 (in millions):

	KGC	MRM	WNT	WMB	APO	Sixteen Other Acquisitions	Total
Cash and cash equivalents	$4	$4	$10	$11	$19	$5	$53
Fiduciary assets	6	32	18	45	6	200	307
Other current assets	1	5	4	9	2	25	46
Fixed assets	3	—	—	5	—	—	8
Noncurrent assets	2	2	2	4	1	3	14
Goodwill	102	64	50	189	81	180	666
Expiration lists	120	77	53	136	57	158	601
Non-compete agreements	1	—	—	1	—	3	5
Trade names	—	—	—	1	—	—	1
Total assets acquired	239	184	137	401	166	574	1,701
Fiduciary liabilities	6	32	18	45	6	200	307
Current liabilities	10	4	7	4	2	7	34
Noncurrent liabilities	3	2	1	39	20	48	113
Total liabilities assumed	19	38	26	88	28	255	454
Total net assets acquired	$220	$146	$111	$313	$138	$319	$1,247
Among other things, these acquisitions allow us to expand into desirable geographic locations, further extend our presence in the third-party claims administration, retail and wholesale insurance and reinsurance brokerage markets and increase the volume of general services currently provided. The excess of the purchase price over the estimated fair value of the tangible net assets acquired at the acquisition date was allocated to goodwill, expiration lists, non-compete agreements and trade names in the amounts of $666 million, $601 million, $5 million and $1 million, respectively, within the brokerage and risk management segments.
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
The fair value of the tangible assets and liabilities for each applicable acquisition at the acquisition date approximated their carrying values. In general, the fair value of expiration lists was established using the excess earnings method, which is an income approach based on estimated financial projections developed by management for each acquired entity using market participant assumptions. Revenue growth was 3.0% and attrition rates generally ranged from 5.0% to 12.0%, respectively, for our 2025 acquisitions for which valuations were performed in 2026. We estimate the fair value as the present value of the benefits anticipated from ownership of the subject expiration list in excess of returns required on the investment in contributory assets necessary to realize those benefits. The rate used to discount the net benefits was based on a risk-

adjusted rate that takes into consideration market-based rates of return and reflects the risk of the asset relative to the acquired business. The discount rates generally ranged from 9.0% to 12.0% for our 2025 acquisitions for which valuations were performed in 2026. The fair value of non-compete agreements was established using the profit differential method, which is an income approach based on estimated financial projections developed by management for the acquired company using market participant assumptions and various non-compete scenarios.
Expiration lists, non-compete agreements and trade names related to our acquisitions are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names), while goodwill is not subject to amortization. We use the straight-line method to amortize these intangible assets because the pattern of their economic benefits cannot be reasonably determined with any certainty. We review all of our identifiable intangible assets for impairment periodically (at least annually) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. In reviewing identifiable intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Based on the results of impairment reviews during the three and nine-month periods ended September 30, 2026, we wrote off $7 million and $29 million, respectively, of amortizable assets related to the brokerage segment. Based on the results of impairment reviews during the three and nine-month periods ended September 30, 2025, we wrote off $2 million and $43 million, respectively, of amortizable assets related to the brokerage segment.
Of the $601 million of expiration lists, $5 million of non-compete agreements and $1 million of trade names related to our acquisitions made during the nine-month period ended September 30, 2026, $286 million, $5 million and $1 million, respectively, are not expected to be deductible for income tax purposes. Accordingly, we recorded a deferred tax liability of $71 million and a corresponding amount of goodwill in the nine-month period ended September 30, 2026, related to the nondeductible amortizable intangible assets.
Our unaudited consolidated financial statements for the nine-month period ended September 30, 2026 include the operations of the entities acquired in the nine-month period ended September 30, 2026 from their respective acquisition dates. The following is a summary of the unaudited pro forma historical results, as if these entities had been acquired at January 1, 2025 (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2026	2025	2026	2025
Total revenues	$3,979	$3,418	$12,829	$10,472
Net earnings attributable to controlling interests	403	273	1,553	1,351
Basic net earnings per share	1.57	1.06	6.05	5.28
Diluted net earnings per share	1.56	1.05	5.99	5.19
The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had these acquisitions occurred at January 1, 2025, nor are they necessarily indicative of future operating results. Annualized revenues of entities acquired during the nine-month period ended September 30, 2026 totaled approximately $224 million. For the nine-month period ended September 30, 2026, total revenues, net pretax loss and net loss before interest, income taxes, depreciation, amortization and the change in estimated acquisition earnout payables (EBITDAC) recorded in our unaudited consolidated statement of earnings related to our acquisitions made during the nine-month period ended September 30, 2026 in the aggregate, were $92 million, $(10) million and $(17) million, respectively.

4. Contracts with Customers
Contract Assets and Liabilities/Contract Balances
Information about unbilled receivables, contract assets and contract liabilities from contracts with customers is as follows (in millions):

	September 30, 2026	December 31, 2025
Unbilled receivables	$2,564	$1,858
Deferred contract costs	237	338
Deferred revenue	1,028	892
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
Significant changes in the deferred revenue balances, which include foreign currency translation adjustments, during the period are as follows (in millions):

	Brokerage	Risk Management	Total
Deferred revenue at December 31, 2025	$693	$199	$892
Incremental deferred revenue	471	97	568
Revenue recognized during the nine-month period ended September 30, 2026 included in deferred revenue at December 31, 2025	(405)	(86)	(491)
Net change in collected billings/deposits received from customers	40	9	49
Impact of change in foreign exchange rates	(2)	1	(1)
Deferred revenue recognized from business acquisitions	11	—	11
Deferred revenue at September 30, 2026	$808	$220	$1,028
Revenue recognized during the nine-month period ended September 30, 2026 in the table above included revenue from 2025 acquisitions that would not be reflected in prior periods.
Remaining Performance Obligations
Remaining performance obligations represent the portion of the contract price for which work has not been performed. As of September 30, 2026, the aggregate amount of the contract price allocated to remaining performance obligations was $1,028 million. The estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period is as follows (in millions):

	Brokerage	Risk Management	Total
2026 (remaining three months)	$640	$85	$725
2027	159	63	222
2028	6	29	35
2029	1	15	16
2030	1	11	12
Thereafter	1	17	18
Total	$808	$220	$1,028

Deferred Contract Costs
We capitalize costs incurred to fulfill contracts as deferred contract costs which are included in other current assets in our consolidated balance sheet. Deferred contract costs were $237 million and $338 million as of September 30, 2026 and December 31, 2025, respectively. Capitalized fulfillment costs are amortized to expense on the contract effective date. The amount of amortization of the deferred contract costs was $1,016 million and $620 million for the nine-month periods ended September 30, 2026 and 2025, respectively.
We have applied the practical expedient to recognize the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that we otherwise would have recognized is one year or less for our brokerage segment. These costs are included in compensation and operating expenses in our consolidated statement of earnings.
5. Intangible Assets
The carrying amount of goodwill at September 30, 2026 and December 31, 2025 allocated by domestic and foreign operations is as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
At September 30, 2026
United States	$15,817	$109	$—	$15,926
United Kingdom	3,514	148	—	3,662
Canada	883	—	—	883
Australia	643	252	—	895
New Zealand	223	8	—	231
Other foreign	1,759	13	16	1,788
Total goodwill	$22,839	$530	$16	$23,385
At December 31, 2025
United States	$16,428	$109	$—	$16,537
United Kingdom	2,889	142	—	3,031
Canada	628	—	—	628
Australia	591	238	—	829
New Zealand	225	8	—	233
Other foreign	1,317	—	18	1,335
Total goodwill	$22,078	$497	$18	$22,593
The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2026 are as follows (in millions):

	Brokerage	Risk Management	Corporate	Total
Balance as of December 31, 2025	$22,078	$497	$18	$22,593
Goodwill acquired during the period	642	24	—	666
Goodwill true-ups due to appraisals and other acquisition adjustments (see Note 3)	180	(2)	—	178
Foreign currency translation adjustments during the period	(61)	11	(2)	(52)
Balance as of September 30, 2026	$22,839	$530	$16	$23,385
Major classes of amortizable intangible assets at September 30, 2026 and December 31, 2025 consist of the following (in millions):

	September 30, 2026	December 31, 2025
Expiration lists	$16,265	$15,968
Accumulated amortization - expiration lists	(6,123)	(5,357)
	10,142	10,611
Non-compete agreements	122	125
Accumulated amortization - non-compete agreements	(105)	(98)
	17	27
Trade names	105	160
Accumulated amortization - trade names	(62)	(114)
	43	46
Net amortizable assets	$10,202	$10,684

Estimated aggregate amortization expense for each of the next five years and thereafter is as follows (in millions):

2026 (remaining three months)	$284
2027	1,118
2028	1,075
2029	1,020
2030	961
Thereafter	5,744
Total	$10,202
6. Credit and Other Debt Agreements
The following is a summary of our corporate and other debt (in millions):

	September 30, 2026	December 31, 2025
Total Senior Notes	$9,550	$9,550
Total Note Purchase Agreements	2,683	3,323
Credit Agreement	630	—
Total Premium Financing Debt Facility	228	226
Total corporate and other debt	13,091	13,099
Less unamortized debt acquisition costs and discount	(120)	(129)
Net corporate and other debt	$12,971	$12,970
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
The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at September 30, 2026.

7. Earnings Per Share
The following table sets forth the computation of basic and diluted net earnings per share (in millions, except per share data):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2026	2025	2026	2025
Net earnings attributable to controlling interests	$403	$272	$1,549	$1,344
Weighted average number of common shares outstanding	256.7	256.6	256.8	255.9
Dilutive effect of stock options using the treasury stock method	2.7	3.8	2.5	4.2
Weighted average number of common and common equivalent shares outstanding	259.4	260.4	259.3	260.1
Basic net earnings per share	$1.57	$1.06	$6.03	$5.25
Diluted net earnings per share	$1.55	$1.04	$5.97	$5.16
Anti-dilutive stock-based awards of 3.2 million and 1.1 million shares were outstanding at the three-month periods ended September 30, 2026 and 2025, respectively, which were excluded in the computation of the dilutive effect of stock-based awards for the three-month periods then ended. Anti-dilutive stock-based awards of 3.5 million and 0.9 million shares were outstanding at the nine-month periods ended September 30, 2026 and 2025, respectively, which were excluded in the computation of the dilutive effect of stock-based awards for the nine-month periods then ended. These stock‑based awards were excluded from the computation because the exercise prices on these stock‑based awards were greater than the average market price of our common shares during the respective period, and therefore, would be anti‑dilutive to earnings per share under the treasury stock method.
8. Stock Option Plans
On May 10, 2022, stockholders approved the Arthur J. Gallagher & Co. 2022 Long-Term Incentive Plan (which we refer to as the LTIP). For details on the LTIP, please refer to Note 8 in our Annual Report on Form 10-K for the year ended December 31, 2025.
As of September 30, 2026, 1.5 million shares were available for restricted stock, restricted stock units, and performance unit awards settled with stock.
Stock option grants and compensation expense (in millions):

	Three-month period ended September 30		Nine-month period ended September 30
	2026	2025	2026	2025
Grant date			March 1, 2026	March 1, 2025
Stock options granted	—	—	1.5	0.8
Stock option compensation expense	$14	$12	$49	$42

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

	Nine-month period ended September 30
	2026	2025
Expected dividend yield	1.2%	0.8%
Expected risk-free interest rate	3.6%	4.1%
Volatility	22.3%	25.4%
Expected life (in years)	5.5	5.5
The weighted average fair value per option for all options granted during the nine-month periods ended September 30, 2026 and 2025, as determined on the grant date using the Black-Scholes option pricing model, was $54.96 and $98.27, respectively.
The following is a summary of our stock option activity and related information for 2026 (in millions, except exercise price and year data):

	Nine-month period ended September 30, 2026
	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Beginning balance	6.7	$177.48
Granted	1.5	228.20
Exercised	(0.9)	108.31
Forfeited or canceled	(0.2)	215.04
Ending balance	7.1	$195.33	3.66	$332
Exercisable at end of period	2.7	$133.96	1.76	$256
Ending unvested and expected to vest	4.0	$232.11	4.76	$74
Options with respect to 8.4 million shares (less any shares of restricted stock issued under the LTIP - see Note 10 to these unaudited consolidated financial statements) were available for grant under the LTIP at September 30, 2026.
The total intrinsic value of options exercised was $106 million and $237 million for the nine-month periods ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had approximately $158 million of total unrecognized compensation expense related to nonvested options. We expect to recognize that cost over a weighted average period of approximately four years.

Options outstanding and exercisable at September 30, 2026 (in millions, except exercise price and year data):

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$86.17	—	$86.17	0.6	0.45	$86.17	0.6	$86.17
127.90	—	127.90	1.0	1.46	127.90	0.9	127.90
156.85	—	156.85	0.7	2.34	156.85	0.4	156.85
158.56	—	161.14	0.8	2.46	158.59	0.5	158.58
177.09	—	202.13	0.9	3.46	177.68	0.3	177.74
228.20	—	228.20	1.4	6.42	228.20	—	—
238.88	—	243.54	0.9	4.42	243.54	—	—
337.74	—	347.44	0.8	5.42	337.75	—	—
$86.17	—	$347.44	7.1	3.66	$195.33	2.7	$133.96
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
Deferred equity participation plan activity (in millions):

	Three-month period ended September 30		Nine-month period ended September 30
Awards and Compensation Expense	2026	2025	2026	2025
DEPP awards approved and contributed to rabbi trust	$—	$—	$25	$24
DEPP compensation expense recognized	4	5	15	14
DEPP distributions	$1	$46	$25	$63
We also have a Deferred Cash Participation Plan (which we refer to as the DCPP), a non-qualified plan for certain key employees, other than executive officers, generally providing for vesting and/or distributions no sooner than five years from the award date. For details on the DCPP, please refer to Note 9 of our Annual Report on Form 10-K for the year ended December 31, 2025.

Deferred cash participation plan activity (in millions):

	Three-month period ended September 30		Nine-month period ended September 30
	2026	2025	2026	2025
DCPP awards approved and contributed to rabbi trust	$—	$—	$6	$8
DCPP compensation expense recognized	4	4	12	11
DCPP distributions	$—	$4	$17	$27

At September 30, 2026 and December 31, 2025, we recorded $123 million (related to 2.0 million shares) and $81 million (related to 1.8 million shares), respectively, of unearned deferred compensation as a reduction of capital in excess of par value. Total intrinsic value of our unvested equity-based awards at September 30, 2026 and December 31, 2025 was $447 million and $596 million, respectively.

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
The maximum number of shares for restricted stock, restricted stock units and performance unit awards is 4.0 million. At September 30, 2026, 1.5 million shares remained available.
Restricted stock units activity under the LTIP (in millions):

	Three-month period ended September 30		Nine-month period ended September 30
	2026	2025	2026	2025
Restricted stock units granted	—	—	0.5	0.3
Aggregate grant-date fair value	$—	$—	$115	$94
Compensation expense recognized	31	23	84	52
Intrinsic value of unvested restricted stock units (end of period)			541	780
Distributions	21	101	75	213
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
Performance share award activity under the LTIP (in millions):

	Three-month period ended September 30		Nine-month period ended September 30
	2026	2025	2026	2025
Provisional performance share awards approved	—	—	0.1	0.1
Aggregate approval-date fair value	$—	$—	$24	$22
Compensation expense recognized	6	6	16	19
Intrinsic value of unvested performance share awards (end of period)			83	105
Distributions	—	—	24	36

11. Derivatives and Hedging Activity
We are exposed to market risks, including changes in foreign currency exchange rates and interest rates. To manage the risk related to these exposures, we enter into various derivative instruments that reduce these risks by creating offsetting exposures. We generally do not enter into derivative transactions for trading or speculative purposes.
Foreign Exchange Risk Management
We are exposed to foreign exchange risk when we earn revenues, pay expenses, or enter into monetary intercompany transfers denominated in a currency that differs from our functional currency, or other transactions that are denominated in a currency other than our functional currency. We use foreign exchange derivatives, typically forward contracts and options, to reduce our overall exposure to the effects of currency fluctuations on cash flows. These exposures are hedged, on average, for less than three years. During the three-month periods ended September 30, 2026 and 2025, $3 million and $6 million, respectively, related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings. During the nine-month periods ended September 30, 2026 and 2025, $9 million and $13 million, respectively, related to foreign currency translation were reclassified from accumulated other comprehensive loss to the statement of earnings.
Interest Rate Risk Management
We enter into various long-term debt agreements. We use interest rate derivatives, typically swaps, to reduce our exposure to the effects of interest rate fluctuations on the forecasted interest rates for up to three years into the future.
We have not received or pledged any collateral related to derivative arrangements at September 30, 2026.
During the three-month periods ended September 30, 2026 and 2025, $3 million and $6 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings. During the nine-month periods ended September 30, 2026 and 2025, $9 million and $14 million of expense, respectively, related to the fair value of derivative investments, was reclassified from accumulated other comprehensive loss to the statement of earnings.
During the three-month period ended September 30, 2026, no interest rate contract hedges were settled. During the nine-month period ended September 30, 2026, we settled approximately $11 million of interest rate contract hedges with a notional value of $1,500 million that will be amortized into interest expense in future periods. On September 30, 2026, we had no outstanding interest rate hedges.

We estimate that approximately $7 million of pretax gain currently included within accumulated other comprehensive income will be reclassified into earnings in the next twelve months.
12. Commitments, Contingencies and Off-Balance Sheet Arrangements
In connection with our investing and operating activities, we have entered into certain contractual obligations and commitments. Our future minimum cash payments, including interest, associated with our contractual obligations pursuant to the Senior Notes, Note Purchase Agreements, Credit Agreement, Premium Financing Debt Facility, operating leases and purchase obligations at September 30, 2026 were as follows (in millions):

	Payments Due by Period
Contractual Obligations	2026	2027	2028	2029	2030	Thereafter	Total
Senior Notes	$—	$750	$—	$750	$—	$8,050	$9,550
Note Purchase Agreements	—	478	200	350	466	1,189	2,683
Credit Agreement	630	—	—	—	—	—	630
Premium Financing Debt Facility	228	—	—	—	—	—	228
Interest on debt	80	593	539	529	473	6,117	8,331
Total debt obligations	938	1,821	739	1,629	939	15,356	21,422
Operating lease obligations	35	167	131	100	88	237	758
Less sublease arrangements	(1)	(3)	(2)	(2)	(1)	—	(9)
Outstanding purchase obligations	111	502	113	67	39	84	916
Total contractual obligations	$1,083	$2,487	$981	$1,794	$1,065	$15,677	$23,087
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
Off-Balance Sheet Commitments - Our total unrecorded commitments associated with outstanding letters of credit, financial guarantees and funding commitments as of September 30, 2026 were as follows (in millions):

	Amount of Commitment Expiration by Period						Total Amounts Committed
Off-Balance Sheet Commitments	2026	2027	2028	2029	2030	Thereafter
Letters of credit	$—	$—	$—	$—	$—	$2	$2
Financial guarantees	—	—	—	—	—	44	44
Total commitments	$—	$—	$—	$—	$—	$46	$46

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
Contingent Liabilities - The contingent liabilities at September 30, 2026 are not material and have not changed materially since the filing of the Annual Report on Form 10-K for the year ended December 31, 2025.

13. Supplemental Disclosures of Cash Flow Information

	Nine-month period ended September 30
Supplemental disclosures of cash flow information (in millions):	2026	2025
Interest paid	$572	$483
Income taxes paid, net	307	295
The following is a reconciliation of our end of period cash, cash equivalents, restricted cash and fiduciary cash balances as presented in the consolidated statement of cash flows for the nine-month periods ended September 30, 2026 and 2025 (in millions):

	September 30,
	2026	2025
Cash and cash equivalents - non-restricted cash	$935	$1,165
Cash and cash equivalents - restricted cash	278	234
Total cash and cash equivalents	1,213	1,399
Fiduciary cash	7,596	6,941
Total cash, cash equivalents, restricted cash and fiduciary cash	$8,809	$8,340
Total cash and cash equivalents, restricted cash and fiduciary cash at September 30, 2026 and September 30, 2025, include $3,241 million and $2,256 million, respectively, of income earning money market accounts. The dividend income on money market accounts was recorded in interest income, premium finance and other income in our consolidated statement of earnings, which decreased $350 million during the nine-month period ended September 30, 2026 to $297 million for the period ended September 30, 2026 compared to $647 million for the period ended September 30, 2025.
We have a qualified contributory savings and thrift 401(k) plan covering the majority of our domestic employees. For eligible employees who have met the plan’s age and service requirements to receive matching contributions, we historically have matched 100% of pretax and Roth elective deferrals up to a maximum of 5.0% of eligible compensation, subject to federal limits on plan contributions and not in excess of the maximum amount deductible for federal income tax purposes. Beginning in 2021, the amount matched by the Company will be discretionary and annually determined by management. Employees must be employed and eligible for the plan on the last day of the plan year to receive a matching contribution, subject to certain exceptions enumerated in the plan document. Matching contributions are subject to a five-year graduated vesting schedule and can be funded in cash or the common stock of the Company. We expensed (net of plan forfeitures) $126 million and $87 million related to the plan in the nine-month periods ended September 30, 2026 and 2025, respectively. During 2025, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2025 plan year to be funded with our common stock, which was funded in February 2026. During 2024, our management authorized the 5.0% employer matching contribution on eligible compensation to the 401(k) plan for the 2024 plan year to be funded with our common stock, which was funded in February 2025.
In 2025, we initiated a process to fully terminate our defined pension benefit plan. In fourth quarter 2025, substantially all of the future obligations under the plan were settled through a combination of lump sum payments to eligible, electing participants and a transfer of the remaining liability through the purchase of a group annuity contract to a highly-rated third-party insurance company. As of December 31, 2025, the only remaining obligations were payments to the Pension Benefit Guaranty Corporation (which we refer to as PBGC) for missing participants and the distribution of the surplus assets to plan participants. In fourth quarter 2025, we recognized a non-cash, pretax loss of approximately $(16) million to operating expense in the consolidated statement of earnings that was offset by an approximate $12 million adjustment to consolidated statement of comprehensive earnings and a $4 million reversal of a deferred tax asset. In second quarter 2026, we completed the termination process related to our defined pension benefit plan and recognized a non-cash, pretax loss of approximately $(17) million to operating expense in the consolidated statement of earnings. We did not make any additional funding to the plan related to this plan termination process.
14. Accumulated Other Comprehensive Loss
The after-tax components of our accumulated other comprehensive loss attributable to controlling interests consist of the following (in millions):

	Pension Liability	Foreign Currency Translation	Fair Value of Derivative Investments	Accumulated Comprehensive Loss
Balance as of December 31, 2025	$(23)	$(602)	$100	$(525)
Net change in period	—	(66)	(20)	(86)
Balance as of September 30, 2026	$(23)	$(668)	$80	$(611)
The foreign currency translation during the nine-month period ended September 30, 2026 relates to the net impact of changes in the value of the local currencies relative to the U.S. dollar for our operations in Australia, Canada, the Caribbean, India, New Zealand, the U.K. and other non-U.S. locations. The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily the Australian dollar, British pound, Canadian dollar and New Zealand dollar. To prepare our unaudited consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. Assets and liabilities of non-U.S. dollar functional currency operations are translated into U.S. dollars at end-of-period exchange rates while revenues, expenses and cash flows are translated at average monthly exchange rates over the period. Equity is translated at historical exchange rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive loss in the consolidated balance sheet. The net change in the foreign currency translation during the nine-month period ended September 30, 2026 primarily relates to goodwill (see Note 5 for the impact on goodwill) and amortizable intangible assets held by operations with a non-U.S. dollar functional currency. See Note 11 for more information regarding derivative instruments.
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

Financial information relating to our segments for the three and nine-month periods ended September 30, 2026 and 2025 are as follows (in millions):

Three-Month Period Ended September 30, 2026	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$2,371	$—	$—	$2,371
Fees	776	448	—	1,224
Supplemental revenues	148	—	—	148
Contingent revenues	74	—	—	74
Interest income, premium finance revenues and other income	104	9	—	113
Revenues before reimbursements	3,473	457	—	3,930
Reimbursements	—	46	—	46
Total revenues	3,473	503	—	3,976
Compensation	1,929	271	37	2,237
Operating	508	85	52	645
Reimbursements	—	46	—	46
Interest	—	—	168	168
Depreciation	46	10	2	58
Amortization	284	7	—	291
Change in estimated acquisition earnout payables	15	1	—	16
Total expenses	2,782	420	259	3,461
Earnings (loss) before income taxes	691	83	(259)	515
Provision (benefit) for income taxes	176	22	(89)	109
Net earnings (loss)	515	61	(170)	406
Net earnings attributable to noncontrolling interests	3	—	—	3
Net earnings (loss) attributable to controlling interests	$512	$61	$(170)	$403
Net foreign exchange loss	$3	$—	$9	$12
Revenues:
United States	$2,422	$390	$—	$2,812
United Kingdom	529	31	—	560
Australia	102	75	—	177
Canada	104	2	—	106
New Zealand	55	—	—	55
Other foreign	261	5	—	266
Total revenues	$3,473	$503	$—	$3,976

Nine-Month Period Ended September 30, 2026	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$7,936	$—	$—	$7,936
Fees	2,306	1,313	—	3,619
Supplemental revenues	469	—	—	469
Contingent revenues	280	—	—	280
Interest income, premium finance revenues and other income (loss)	277	25	(5)	297
Revenues before reimbursements	11,268	1,338	(5)	12,601
Reimbursements	—	136	—	136
Total revenues	11,268	1,474	(5)	12,737
Compensation	6,157	809	117	7,083
Operating	1,565	246	156	1,967
Reimbursements	—	136	—	136
Interest	—	—	494	494
Depreciation	140	30	6	176
Amortization	849	21	—	870
Change in estimated acquisition earnout payables	36	3	—	39
Total expenses	8,747	1,245	773	10,765
Earnings (loss) before income taxes	2,521	229	(778)	1,972
Provision (benefit) for income taxes	643	61	(285)	419
Net earnings (loss)	1,878	168	(493)	1,553
Net earnings attributable to noncontrolling interests	4	—	—	4
Net earnings (loss) attributable to controlling interests	$1,874	$168	$(493)	$1,549
Net foreign exchange loss	$6	$—	$4	$10
Revenues:
United States	$7,682	$1,150	$(5)	$8,827
United Kingdom	1,960	91	—	2,051
Australia	292	213	—	505
Canada	297	7	—	304
New Zealand	157	—	—	157
Other foreign	880	13	—	893
Total revenues	$11,268	$1,474	$(5)	$12,737
At September 30, 2026
Identifiable assets:
United States	$41,351	$1,420	$1,981	$44,752
United Kingdom	18,747	450	—	19,197
Australia	2,104	493	—	2,597
Canada	2,241	9	—	2,250
New Zealand	745	7	—	752
Other foreign	9,311	42	163	9,516
Total identifiable assets	$74,499	$2,421	$2,144	$79,064
Goodwill - net	$22,839	$530	$16	$23,385
Amortizable intangible assets - net	9,994	208	—	10,202

Three-Month Period Ended September 30, 2025	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$1,908	$—	$—	$1,908
Fees	665	393	—	1,058
Supplemental revenues	117	—	—	117
Contingent revenues	75	—	—	75
Interest income, premium finance revenues and other income	157	9	1	167
Revenues before reimbursements	2,922	402	1	3,325
Reimbursements	—	40	—	40
Total revenues	2,922	442	1	3,365
Compensation	1,649	244	39	1,932
Operating	434	76	71	581
Reimbursements	—	40	—	40
Interest	—	—	161	161
Depreciation	42	10	2	54
Amortization	218	4	—	222
Change in estimated acquisition earnout payables	29	—	—	29
Total expenses	2,372	374	273	3,019
Earnings (loss) before income taxes	550	68	(272)	346
Provision (benefit) for income taxes	141	18	(86)	73
Net earnings (loss)	409	50	(186)	273
Net earnings attributable to noncontrolling interests	1	—	—	1
Net earnings (loss) attributable to controlling interests	$408	$50	$(186)	$272
Net foreign exchange loss (gain)	$2	$—	$(4)	$(2)
Revenues:
United States	$2,021	$349	$1	$2,371
United Kingdom	485	27	—	512
Australia	89	62	—	151
Canada	88	2	—	90
New Zealand	54	—	—	54
Other foreign	185	2	—	187
Total revenues	$2,922	$442	$1	$3,365

Nine-Month Period Ended September 30, 2025	Brokerage	Risk Management	Corporate	Total
Revenues:
Commissions	$5,965	$—	$—	$5,965
Fees	1,864	1,141	—	3,005
Supplemental revenues	334	—	—	334
Contingent revenues	241	—	—	241
Interest income, premium finance revenues and other income	619	27	1	647
Revenues before reimbursements	9,023	1,168	1	10,192
Reimbursements	—	122	—	122
Total revenues	9,023	1,290	1	10,314
Compensation	4,792	719	122	5,633
Operating	1,149	220	221	1,590
Reimbursements	—	122	—	122
Interest	—	—	477	477
Depreciation	113	30	6	149
Amortization	596	16	—	612
Change in estimated acquisition earnout payables	38	1	—	39
Total expenses	6,688	1,108	826	8,622
Earnings (loss) before income taxes	2,335	182	(825)	1,692
Provision (benefit) for income taxes	600	48	(306)	342
Net earnings (loss)	1,735	134	(519)	1,350
Net earnings attributable to noncontrolling interests	6	—	—	6
Net earnings (loss) attributable to controlling interests	$1,729	$134	$(519)	$1,344
Net foreign exchange loss	$3	$1	$45	$49
Revenues:
United States	$5,856	$1,025	$1	$6,882
United Kingdom	1,803	77	—	1,880
Australia	255	177	—	432
Canada	292	6	—	298
New Zealand	152	—	—	152
Other foreign	665	5	—	670
Total revenues	$9,023	$1,290	$1	$10,314
At September 30, 2025
Identifiable assets:
United States	$26,735	$1,154	$16,807	$44,696
United Kingdom	21,066	419	1	21,486
Australia	1,887	440	—	2,327
Canada	1,726	7	—	1,733
New Zealand	768	9	—	777
Other foreign	7,908	18	123	8,049
Total identifiable assets	$60,090	$2,047	$16,931	$79,068
Goodwill - net	$21,739	$456	$18	$22,213
Amortizable intangible assets - net	10,581	173	—	10,754

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The discussion and analysis that follows relates to our financial condition and results of operations for the three and nine-month periods ended September 30, 2026. Readers should review this information in conjunction with the September 30, 2026 unaudited consolidated financial statements and notes included in Item 1 of Part I of this quarterly report on Form 10‑Q and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
Prior Year Discussion of Results and Comparisons
For information on fiscal third quarter 2025 results and similar comparisons, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-Q for the fiscal nine-month period ended September 30, 2025.
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
•Acquisition related adjustments principally relate to changes in estimated acquisition earnout payables adjustments and acquisition related compensation charges. In addition, these adjustments may from time to time include changes in balance sheet estimates arising from conforming accounting principles, purchase-related true-ups and other balance sheet adjustments made after the closing date.
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
•Legal and tax related, which represents the impact of adjustments in second quarter 2026 and third quarter 2025 related to costs associated with legal and tax matters.
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
Organic Revenues (a non-GAAP measure) - Organic revenue change measures the year-over-year percentage change in organic revenue. For the brokerage segment, organic revenue consists of base commission and fee revenues, supplemental revenues and contingent revenues and excludes the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations which include disposals of a business through sale or closure, estimate changes, run-off of a business and the restructuring and/or repricing of programs and products in each year presented. Because the AssuredPartners acquisition closed in the middle of third quarter 2025 (on August 18, 2025), organic revenue for the three-month and nine-month periods ended September 30, 2026 excludes all AssuredPartners revenues, including revenues earned after the first anniversary of the acquisition, and the comparable 2025 periods likewise exclude AssuredPartners revenues. Such revenues are excluded from organic revenues in order to help interested persons analyze the revenue growth associated with the operations that were a part of our business in both the current and prior period. In order to improve the comparability of our results between periods, we further exclude the period‑over‑period impact of foreign currency translation; revenue from certain large life product sales within Gallagher’s Executive Life and Benefits practice group (which are typically large, singular transactions with a high degree of variability in amount and timing); and revenue attributable to changes in assumptions used to calculate estimated deferred revenues, which impact the quarterly timing of revenues during the annual contract period. For the risk management segment, organic revenues consists of fee revenues and excludes the first twelve months of such revenues generated from acquisitions and such revenues related to divested operations in each year presented. In order to improve the comparability of our results between periods, we further exclude the period-over-period impact of foreign currency translation.
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
Reconciliation of Non-GAAP Information Presented to GAAP Measures - This quarterly report on Form 10‑Q includes tabular reconciliations to the most comparable GAAP measures, as follows: for EBITDAC and adjusted EBITDAC margin (on pages 44 and 50) and for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share (on pages 39 and 40), for organic revenue measures (on pages 45 and 50), respectively, for the brokerage and risk management segments, for adjusted compensation and operating expenses for the brokerage segment (on page 47) and (on pages 51 and 52) for the risk management segment.
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
Overview and Third Quarter 2026 Highlights
We are engaged in providing insurance brokerage, reinsurance brokerage, consulting services, and third-party property/casualty claims settlement and administration services to entities and individuals around the world. In the nine-month period ended September 30, 2026, we generated approximately 69% of our revenues for the combined brokerage and risk management segments domestically and 31% internationally, primarily in Australia, Canada, New Zealand and the U.K. We have three reportable segments: brokerage, risk management and corporate. The brokerage and risk management segments contributed approximately 88% and 12%, respectively, to revenues during the nine-month period ended

September 30, 2026. The corporate segment did not generate any significant revenues in the nine-month period ended September 30, 2026. Our major sources of operating revenues are commissions, fees and supplemental and contingent revenues from brokerage operations and fees from risk management operations. Interest income is earned on cash, cash equivalents and fiduciary cash and revenues are generated from premium financing.
We use the Council of Insurance Agents and Brokers (which we refer to as CIAB) insurance pricing quarterly survey as an indicator of the insurance rate environment. The CIAB represents the leading domestic and international insurance brokers, who write approximately 85% of the commercial property/casualty premiums in the U.S. The third quarter 2026 survey had not been published as of the filing date of this report. The first and second quarter 2026 surveys indicated that U.S. commercial property/casualty rates decreased 1.2% and 2.0%, respectively. The 2025 quarterly surveys indicated that U.S. commercial property/casualty rates increased by 4.2%, 3.7%, 1.6%, and 0.2% on average for the first, second, third and fourth quarters of 2025. Market conditions continue to vary significantly by line of coverage, geography and individual risk characteristics.
We continue to observe significant carrier competition across property-related coverages. Casualty market conditions vary by line and account, with underwriting remaining more cautious in certain casualty lines, particularly in the U.S.
Catastrophe loss activity and other market factors could influence pricing, capacity and underwriting conditions in the property insurance and reinsurance markets upon renewal. In addition, loss-cost trends in certain casualty coverages could impact pricing, capacity and underwriting terms and conditions in those lines.
Rising insurable values, including those driven by inflationary pressures, employment levels, and changes in market risks, continue to contribute to growth in insured exposures.

Summary of Financial Results - Three-Month Periods Ended September 30, 2026 and 2025
See the reconciliations of non-GAAP measures on page 41.

(In millions, except per share data)	3rd Quarter 2026		3rd Quarter 2025		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Brokerage Segment
Revenues	$3,473	$3,460	$2,922	$2,928	19%	18%
Organic revenues		$2,493		$2,381		5%
Net earnings	$515		$409		26%
Net earnings margin	14.8%		14.0%		+ 83 bpts
Adjusted EBITDAC		$1,222		$975		25%
Adjusted EBITDAC margin		35.3%		33.3%		+ 202 bpts
Diluted net earnings per share	$1.97	$3.34	$1.57	$2.64	25%	27%
Risk Management Segment
Revenues before reimbursements	$457	$457	$402	$407	14%	12%
Organic revenues		$435		$397		10%
Net earnings	$61		$50		22%
Net earnings margin (before reimbursements)	13.3%		12.3%		+ 91 bpts
Adjusted EBITDAC		$104		$89		17%
Adjusted EBITDAC margin (before reimbursements)		22.8%		21.9%		+ 87 bpts
Diluted net earnings per share	$0.24	$0.27	$0.19	$0.22	26%	23%
Corporate Segment
Diluted net loss per share	$(0.66)	$(0.61)	$(0.72)	$(0.55)
Total Company
Diluted net earnings per share	$1.55	$3.00	$1.04	$2.31	49%	30%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$2.21	$3.61	$1.76	$2.86	26%	26%

Summary of Financial Results - Nine-Month Periods Ended September 30, 2026 and 2025
See the reconciliations of non-GAAP measures on page 42.

(In millions, except per share data)	Nine-Months 2026		Nine-Months 2025		Change
	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP	Reported GAAP	Adjusted Non-GAAP
Brokerage Segment
Revenues	$11,268	$11,240	$9,023	$9,075	25%	24%
Organic revenues		$8,297		$7,930		5%
Net earnings	$1,878		$1,735		8%
Net earnings margin	16.7%		19.2%		- 256 bpts
Adjusted EBITDAC		$4,104		$3,436		19%
Adjusted EBITDAC margin		36.5%		37.9%		- 135 bpts
Diluted net earnings per share	$7.22	$11.27	$6.65	$9.39	9%	20%
Risk Management Segment
Revenues before reimbursements	$1,338	$1,338	$1,168	$1,185	15%	13%
Organic revenues		$1,276		$1,155		10%
Net earnings	$168		$134		25%
Net earnings margin (before reimbursements)	12.6%		11.4%		+ 109 bpts
Adjusted EBITDAC		$299		$250		20%
Adjusted EBITDAC margin (before reimbursements)		22.4%		21.1%		+ 126 bpts
Diluted net earnings per share	$0.65	$0.76	$0.51	$0.62	27%	23%
Corporate Segment
Diluted net loss per share	$(1.90)	$(1.71)	$(2.00)	$(1.66)
Total Company
Diluted net earnings per share	$5.97	$10.32	$5.16	$8.35	16%	24%
Total Brokerage and Risk Management Segment
Diluted net earnings per share	$7.87	$12.03	$7.16	$10.01	10%	20%

The following provides information that management believes is helpful when comparing revenues before reimbursements, net earnings, EBITDAC and diluted net earnings per share for the three and nine-month periods ended September 30, 2026 with the same periods in 2025. In addition, these tables provide reconciliations to the most comparable GAAP measures for adjusted revenues, adjusted EBITDAC and adjusted diluted net earnings per share. Reconciliations of EBITDAC for the brokerage and risk management segments are provided on pages 44 and 50, respectively, of this filing.
For the Three-Month Periods Ended September 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2026	2025	2026	2025	2026	2025	2026	2025	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$3,473	$2,922	$515	$409	$1,036	$839	$1.97	$1.57	25%
Net (gains) losses on divestitures	(13)	8	(10)	6	(13)	8	(0.04)	0.02
Acquisition integration	—	—	77	50	103	66	0.30	0.19
Workforce and lease termination	—	—	27	16	35	22	0.10	0.06
Acquisition-related adjustments	—	—	50	47	61	46	0.19	0.18
Amortization of intangible assets	—	—	212	163	—	—	0.82	0.63
Effective income tax rate impact	—	—	—	2	—	—	—	0.01
Levelized foreign currency translation	—	(2)	—	(5)	—	(6)	—	(0.02)
Brokerage, as adjusted	3,460	2,928	871	688	1,222	975	3.34	2.64	27%
Risk Management, as reported	457	402	61	50	101	82	0.24	0.19	26%
Acquisition integration	—	—	—	1	—	2	—	0.01
Workforce and lease termination	—	—	1	3	1	4	—	0.01
Acquisition-related adjustments	—	—	1	—	2	—	0.01	—
Amortization of intangible assets	—	—	5	3	—	—	0.02	0.01
Levelized foreign currency translation	—	5	—	1	—	1	—	—
Risk Management, as adjusted	457	407	68	58	104	89	0.27	0.22	23%
Corporate, as reported	—	1	(170)	(186)	(89)	(109)	(0.66)	(0.72)
Transaction-related costs	—	—	14	36	17	34	0.05	0.14
Legal, tax and benefit plan-related	—	—	(1)	8	(1)	24	—	0.03
Corporate, as adjusted	—	1	(157)	(142)	(73)	(51)	$(0.61)	$(0.55)
Total Company, as reported	$3,930	$3,325	$406	$273	$1,048	$812	$1.55	$1.04	49%
Total Company, as adjusted	$3,917	$3,336	$782	$604	$1,253	$1,013	$3.00	$2.31	30%
Total Brokerage & Risk
Management, as reported	$3,930	$3,324	$576	$459	$1,137	$921	$2.21	$1.76	26%
Total Brokerage & Risk
Management, as adjusted	$3,917	$3,335	$939	$746	$1,326	$1,064	$3.61	$2.86	26%
For third quarter 2025, reported and adjusted amounts for the Brokerage Segment include approximately $76 million of incremental interest income, or approximately 22 cents after-tax, earned on the cash proceeds associated with the AssuredPartners Financing in December 2024.
For the three-month period ended September 30, 2026, the pretax impact of adjustments for the brokerage, risk management and corporate segments totals $477 million, $10 million and $16 million, respectively, and corresponding adjustment to the provision (benefit) for income taxes of $121 million, $3 million and ($3) million, respectively, relating to these adjustments. A detailed reconciliation of the 2026 provision (benefit) for income taxes is shown on page 41.
For the three-month period ended September 30, 2025, the pretax impact of adjustments for the brokerage, risk management and corporate segments totals $371 million, $11 million and $58 million, respectively, and corresponding adjustment to the provision (benefit) for income taxes of $92 million, $3 million and ($14) million, respectively, relating to these adjustments. A detailed reconciliation of the 2025 provision (benefit) for income taxes is shown on page 41.

For the Nine-Month Periods Ended September 30 Reported GAAP to Adjusted Non-GAAP Reconciliation:

	Revenues Before Reimbursements		Net Earnings (Loss)		EBITDAC		Diluted Net Earnings (Loss) Per Share
Segment	2026	2025	2026	2025	2026	2025	2026	2025	Chg
	(in millions)		(in millions)		(in millions)
Brokerage, as reported	$11,268	$9,023	$1,878	$1,735	$3,546	$3,082	$7.22	$6.65	9%
Net (gains) on divestitures	(28)	(4)	(21)	(3)	(28)	(4)	(0.08)	(0.01)
Acquisition integration	—	—	226	113	303	151	0.87	0.43
Workforce and lease termination	—	—	77	58	102	77	0.30	0.22
Acquisition-related adjustments	—	—	138	97	181	126	0.53	0.37
Amortization of intangible assets	—	—	631	445	—	—	2.43	1.71
Effective income tax rate impact	—	—	—	3	—	—	—	0.01
Levelized foreign currency translation	—	56	—	1	—	4	—	0.01
Brokerage, as adjusted	11,240	9,075	2,929	2,449	4,104	3,436	11.27	9.39	20%
Risk Management, as reported	1,338	1,168	168	134	283	229	0.65	0.51	27%
Acquisition integration	—	—	2	3	2	6	0.01	0.02
Workforce and lease termination	—	—	3	9	4	11	0.01	0.03
Acquisition-related adjustments	—	—	7	1	10	1	0.03	0.01
Amortization of intangible assets	—	—	15	12	—	—	0.06	0.04
Levelized foreign currency translation	—	17	—	3	—	3	—	0.01
Risk Management, as adjusted	1,338	1,185	195	162	299	250	0.76	0.62	23%
Corporate, as reported	(5)	1	(493)	(519)	(278)	(342)	(1.90)	(2.00)
Transaction-related costs	—	—	30	80	36	86	0.12	0.31
Legal, tax and benefit plan-related	—	—	16	8	38	24	0.06	0.03
Clean energy-related	5	—	3	—	5	—	0.01	—
Corporate, as adjusted	—	1	(444)	(431)	(199)	(232)	(1.71)	(1.66)
Total Company, as reported	$12,601	$10,192	$1,553	$1,350	$3,551	$2,969	$5.97	$5.16	16%
Total Company, as adjusted	$12,578	$10,261	$2,680	$2,180	$4,204	$3,454	$10.32	$8.35	24%
Total Brokerage & Risk
Management, as reported	$12,606	$10,191	$2,046	$1,869	$3,829	$3,311	$7.87	$7.16	10%
Total Brokerage & Risk
Management, as adjusted	$12,578	$10,260	$3,124	$2,611	$4,403	$3,686	$12.03	$10.01	20%
For nine-month period ended September 30, 2025, reported and adjusted amounts for the Brokerage Segment include approximately $363 million of incremental interest income, or approximately $1.05 after-tax, earned on the cash proceeds associated with the AssuredPartners Financing in December 2024.
For the nine-month period ended September 30, 2026, the pretax impact of adjustments for the brokerage, risk management and corporate segments totals $1,413 million, $37 million and $79 million, respectively, and corresponding adjustment to the provision (benefit) for income taxes of $362 million, $10 million and ($30) million, respectively, relating to these adjustments. A detailed reconciliation of the 2026 provision (benefit) for income taxes is shown on page 42.
For the nine-month period ended September 30, 2025, the pretax impact of adjustments for the brokerage, risk management and corporate segments totals $950 million, $37 million and $110 million, respectively, and corresponding adjustment to the provision (benefit) for income taxes of $236 million, $10 million and ($22) million, respectively, relating to these adjustments. A detailed reconciliation of the 2025 provision (benefit) for income taxes is shown on page 42.

Reconciliation of Non-GAAP Measures - Pretax Earnings and Diluted Net Earnings per Share

(In millions, except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Quarter Ended September 30, 2026
Brokerage, as reported	$691	$176	$515	$3	$512	$1.97
Net (gains) on divestitures	(13)	(3)	(10)	—	(10)	(0.04)
Acquisition integration	103	26	77	—	77	0.30
Workforce and lease termination	35	8	27	—	27	0.10
Acquisition-related adjustments	68	18	50	—	50	0.19
Amortization of intangible assets	284	72	212	—	212	0.82
Brokerage, as adjusted	$1,168	$297	$871	$3	$868	$3.34
Risk Management, as reported	$83	$22	$61	$—	$61	$0.24
Workforce and lease termination	1	—	1	—	1	—
Acquisition-related adjustments	2	1	1	—	1	0.01
Amortization of intangible assets	7	2	5	—	5	0.02
Risk Management, as adjusted	$93	$25	$68	$—	$68	$0.27
Corporate, as reported	$(259)	$(89)	$(170)	$—	$(170)	$(0.66)
Transaction-related costs	17	3	14	—	14	0.05
Legal and tax-related	(1)	—	(1)	—	(1)	—
Corporate, as adjusted	$(243)	$(86)	$(157)	$—	$(157)	$(0.61)
Quarter Ended September 30, 2025					—
Brokerage, as reported	$550	$141	$409	$1	$408	$1.57
Net losses on divestitures	8	2	6	—	6	0.02
Acquisition integration	66	16	50	—	50	0.19
Workforce and lease termination	22	6	16	—	16	0.06
Acquisition-related adjustments	63	16	47	—	47	0.18
Amortization of intangible assets	218	55	163	—	163	0.63
Effective income tax rate impact	—	(2)	2	—	2	0.01
Levelized foreign currency translation	(6)	(1)	(5)	—	(5)	(0.02)
Brokerage, as adjusted	$921	$233	$688	$1	$687	$2.64
Risk Management, as reported	$68	$18	$50	$—	$50	$0.19
Acquisition integration	2	1	1	—	1	0.01
Workforce and lease termination	4	1	3	—	3	0.01
Amortization of intangible assets	4	1	3	—	3	0.01
Levelized foreign currency translation	1	—	1	—	1	—
Risk Management, as adjusted	$79	$21	$58	$—	$58	$0.22
Corporate, as reported	$(272)	$(86)	$(186)	$—	$(186)	$(0.72)
Transaction-related costs	34	(2)	36	—	36	0.14
Legal and tax-related	24	16	8	—	8	0.03
Corporate, as adjusted	$(214)	$(72)	$(142)	$—	$(142)	$(0.55)

Reconciliation of Non-GAAP Measures - Pretax Earnings and Diluted Net Earnings per Share

(In millions, except share and per share data)
	Earnings (Loss) Before Income Taxes	Provision (Benefit) for Income Taxes	Net Earnings (Loss)	Net Earnings (Loss) Attributable to Noncontrolling Interests	Net Earnings (Loss) Attributable to Controlling Interests	Diluted Net Earnings (Loss) per Share
Nine-Months Ended September 30, 2026
Brokerage, as reported	$2,521	$643	$1,878	$4	$1,874	$7.22
Net (gains) on divestitures	(28)	(7)	(21)	—	(21)	(0.08)
Acquisition integration	303	77	226	—	226	0.87
Workforce and lease termination	102	25	77	—	77	0.30
Acquisition-related adjustments	187	49	138	—	138	0.53
Amortization of intangible assets	849	218	631	—	631	2.43
Brokerage, as adjusted	$3,934	$1,005	$2,929	$4	$2,925	$11.27
Risk Management, as reported	$229	$61	$168	$—	$168	$0.65
Acquisition integration	2	—	2	—	2	0.01
Workforce and lease termination	4	1	3	—	3	0.01
Acquisition-related adjustments	10	3	7	—	7	0.03
Amortization of intangible assets	21	6	15	—	15	0.06
Risk Management, as adjusted	$266	$71	$195	$—	$195	$0.76
Corporate, as reported	$(778)	$(285)	$(493)	$—	$(493)	$(1.90)
Transaction-related costs	36	6	30	—	30	0.12
Legal, tax and benefit plan-related	38	22	16	—	16	0.06
Clean energy-related	5	2	3	—	3	0.01
Corporate, as adjusted	$(699)	$(255)	$(444)	$—	$(444)	$(1.71)
Nine-Months Ended September 30, 2025					—
Brokerage, as reported	$2,335	$600	$1,735	$6	$1,729	$6.65
Net (gains) on divestitures	(4)	(1)	(3)	—	(3)	(0.01)
Acquisition integration	151	38	113	—	113	0.43
Workforce and lease termination	77	19	58	—	58	0.22
Acquisition-related adjustments	129	32	97	—	97	0.37
Amortization of intangible assets	596	151	445	—	445	1.71
Effective income tax rate impact	—	(3)	3	—	3	0.01
Levelized foreign currency translation	1	—	1	—	1	0.01
Brokerage, as adjusted	$3,285	$836	$2,449	$6	$2,443	$9.39
Risk Management, as reported	$182	$48	$134	$—	$134	$0.51
Acquisition integration	6	3	3	—	3	0.02
Workforce and lease termination	11	2	9	—	9	0.03
Acquisition-related adjustments	1	—	1	—	1	0.01
Amortization of intangible assets	16	4	12	—	12	0.04
Levelized foreign currency translation	3	—	3	—	3	0.01
Risk Management, as adjusted	$219	$57	$162	$—	$162	$0.62
Corporate, as reported	$(825)	$(306)	$(519)	$—	$(519)	$(2.00)
Transaction-related costs	86	6	80	—	80	0.31
Legal and tax-related	24	16	8	—	8	0.03
Corporate, as adjusted	$(715)	$(284)	$(431)	$—	$(431)	$(1.66)

Acquisitions in 2026
Please see Note 3 to our consolidated financial statements for further details on our most recent acquisitions.

Results of Operations
Brokerage
The brokerage segment accounted for 88% of our revenues during the nine-month period ended September 30, 2026. Our brokerage segment is primarily comprised of retail, wholesale and reinsurance brokerage operations. For further description of our segment operations and revenue sources, see the "Business" section in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financial information relating to our brokerage segment results for the three and nine-month periods ended September 30, 2026 compared to the same periods in 2025, is as follows (in millions, except per share, percentages and workforce data).

	Three-month period ended September 30,			Nine-month period ended September 30,
Statement of Earnings	2026	2025	Change	2026	2025	Change
Commissions	$2,371	$1,908	463	$7,936	$5,965	1,971
Fees	776	665	111	2,306	1,864	442
Supplemental revenues	148	117	31	469	334	135
Contingent revenues	74	75	(1)	280	241	39
Interest income, premium finance revenues and other income	104	157	(53)	277	619	(342)
Total revenues	3,473	2,922	551	11,268	9,023	2,245
Compensation	1,929	1,649	280	6,157	4,792	1,365
Operating	508	434	74	1,565	1,149	416
Depreciation	46	42	4	140	113	27
Amortization	284	218	66	849	596	253
Change in estimated acquisition earnout payables	15	29	(14)	36	38	(2)
Total expenses	2,782	2,372	410	8,747	6,688	2,059
Earnings before income taxes	691	550	141	2,521	2,335	186
Provision for income taxes	176	141	35	643	600	43
Net earnings	515	409	106	1,878	1,735	143
Net earnings attributable to noncontrolling interests	3	1	2	4	6	(2)
Net earnings attributable to controlling interests	$512	$408	$104	$1,874	$1,729	$145
Diluted net earnings per share	$1.97	$1.57	$0.40	$7.22	$6.65	$0.57
Other Information
Change in diluted net earnings per share	25%	(8%)		9%	9%
Growth in revenues	19%	22%		25%	18%
Organic change in commissions and fees	4%	4%		4%	6%
Compensation expense ratio	56%	56%		55%	53%
Operating expense ratio	15%	15%		14%	13%
Effective income tax rate	25%	26%		26%	26%
Workforce at end of period (includes acquisitions)				57,587	55,722
Identifiable assets at September 30				$74,499	$60,090
EBITDAC
Net earnings	$515	$409	$106	$1,878	$1,735	$143
Provision for income taxes	176	141	35	643	600	43
Depreciation	46	42	4	140	113	27
Amortization	284	218	66	849	596	253
Change in estimated acquisition earnout payables	15	29	(14)	36	38	(2)
EBITDAC	$1,036	$839	$197	$3,546	$3,082	$464

The following provides information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and nine-month periods ended September 30, 2026 compared to the same periods in 2025 (in millions):

		Three-month period ended September 30,				Nine-month period ended September 30,
		2026	2025	Change		2026	2025	Change
Net earnings, as reported		$515	$409	26%		$1,878	$1,735	8%
Provision for income taxes		176	141			643	600
Depreciation		46	42			140	113
Amortization		284	218			849	596
Change in estimated acquisition earnout payables		15	29			36	38
EBITDAC		1,036	839	23%		3,546	3,082	15%
Net (gains) losses on divestitures		(13)	8			(28)	(4)
Acquisition integration		103	66			303	151
Workforce and lease termination related charges		35	22			102	77
Acquisition related adjustments		61	46			181	126
Levelized foreign currency translation		—	(6)			—	4
EBITDAC, as adjusted		$1,222	$975	25%		$4,104	$3,436	19%
Net earnings margin, as reported		14.8%	14.0%	+ 83 bpts		16.7%	19.2%	- 256 bpts
EBITDAC margin, as adjusted		35.3%	33.3%	+ 202 bpts		36.5%	37.9%	- 135 bpts
Reported revenues	*	$3,473	$2,922		**	$11,268	$9,023
Adjusted revenues - see pages 39 and 40		$3,460	$2,928			$11,240	$9,075
*Third quarter 2025 adjusted EBITDAC includes approximately $76 million of interest income revenues earned on the cash proceeds associated with the AssuredPartners Financing in December 2024. The interest income in the prior period, as well as the seasonality of AssuredPartners and the roll-in of tuck-in acquisitions, favorably impacted the year-over-year change in third quarter adjusted EBITDAC margin by approximately 0.4%.
**    Adjusted EBITDAC for the nine-month period ended September 30, 2025 includes approximately $363 million of interest income revenues earned on the cash proceeds associated with the AssuredPartners Financing in December 2024. The interest income in the prior year, as well as the seasonality of AssuredPartners and the roll-in of tuck-in acquisitions, unfavorably impacted the year-over-year change in adjusted EBITDAC margin for the nine-month period ended September 30, by approximately 2.2%.
Commissions and fees - Base commissions and fees increased $574 million or 22%, for the three-month period ended September 30, 2026, compared to the same period in 2025. This increase reflects the contribution of acquisitions that were made in the twelve-month period ended September 30, 2026 and 4% organic growth.
Base commissions and fees increased $2,413 million or 31%, for the nine-month period ended September 30, 2026, compared to the same period in 2025. This increase reflects the contribution of acquisitions that were made in the twelve-month period ended September 30, 2026 and 4% organic growth. Organic growth reflected strong customer retention and new business generation, in addition to continued renewal premiums increases (premium rates and exposures).

Items excluded from organic revenue computations yet impacting revenue comparisons for the three and nine-month periods ended September 30, 2026 and 2025 include the following (in millions):

	Three-month period ended September 30,			Nine-month period ended September 30,
Organic Revenues (Non-GAAP)	2026	2025	Change	2026	2025	Change
Base Commissions and Fees
Commission and fees, as reported	$3,147	$2,573	22%	$10,242	$7,829	31%
Less commission and fee revenues from acquisitions, divested operations and other	(838)	(358)		(2,550)	(502)
Levelized foreign currency translation	—	(3)		—	48
Organic base commission and fees	$2,309	$2,212	4%	$7,692	$7,375	4%
Supplemental revenues
Supplemental revenues, as reported	$148	$117	26%	$469	$334	40%
Less supplemental revenues from acquisitions, divested operations and other	(24)	(8)		(87)	(8)
Levelized foreign currency translation	—	—		—	2
Organic supplemental revenues	$124	$109	14%	$382	$328	16%
Contingent revenues
Contingent revenues, as reported	$74	$75	(1)%	$280	$241	16%
Less contingent revenues from acquisitions, divested operations and other	(14)	(15)		(57)	(15)
Levelized foreign currency translation	—	—		—	1
Organic contingent revenues	$60	$60	—%	$223	$227	(2)%
Total reported commissions, fees, supplemental revenues and contingent revenues	$3,369	$2,765	22%	$10,991	$8,404	31%
Less commissions, fees, supplemental revenues and contingent revenues from acquisitions, divested operations and other	(876)	(381)		(2,694)	(525)
Levelized foreign currency translation	—	(3)		—	51
Total organic commissions, fees, supplemental revenues and contingent revenues	$2,493	$2,381	5%	$8,297	$7,930	5%
The following is a summary of brokerage segment acquisition activity for 2026 and 2025:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2026	2025	2026	2025
Number of acquisitions closed	5	6	19	25
Estimated annualized revenues acquired (in millions)	$102	$3,036	$209	$3,390
In the three and nine-month periods ended September 30, 2026 we issued 48,000 shares and 124,000 shares, respectively, of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions. In the three and nine-month periods ended September 30, 2025 we issued 9,000 shares and 58,000 shares, respectively, of our common stock at the request of sellers and/or in connection with tax-free exchange acquisitions.

Supplemental and contingent revenues - Reported supplemental and contingent revenues recognized in 2026, 2025 and 2024 by quarter are as follows (in millions):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	YTD
2026
Reported supplemental revenues	$180	$141	$148		$469
Reported contingent revenues	115	91	74		280
Reported supplemental and contingent revenues	$295	$232	$222		$749
2025
Reported supplemental revenues	$114	$103	$117	$132	$466
Reported contingent revenues	93	73	75	83	324
Reported supplemental and contingent revenues	$207	$176	$192	$215	$790
2024
Reported supplemental revenues	$94	$89	$79	$97	$359
Reported contingent revenues	86	60	69	53	268
Reported supplemental and contingent revenues	$180	$149	$148	$150	$627
Interest income, premium finance revenues and other income - Interest income, premium finance revenues and other income in the three and nine-month periods ended September 30, 2026 decreased compared to the same periods in 2025, primarily due to decreases in interest income earned on our own and fiduciary funds, including the $76 million and $363 million respectively, of interest income earned in the three and nine-month periods ended September 30, 2025 related to the cash proceeds associated with the AssuredPartners Financing in December 2024.
The following table provides a reconciliation of brokerage segment interest income, premium finance revenues and other income, as reported in our consolidated financial statements to interest income earned on cash, cash equivalents and fiduciary cash (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2026	2025	2026	2025
Interest income, premium finance revenues and other income	$104	$157	$277	$619
Less:
Net (gains) loss on divestitures	(13)	8	(28)	(4)
Premium financing revenues and net earnings from equity interests	(25)	(32)	(72)	(79)
Interest income from cash, cash equivalents, and fiduciary cash	$66	$133	$177	$536

Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and nine-month periods ended September 30, 2026 with the same periods in 2025 (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2026	2025	2026	2025
Compensation expense, as reported	$1,929	$1,649	$6,157	$4,792
Acquisition integration	(61)	(38)	(151)	(86)
Workforce and lease termination related charges	(31)	(16)	(84)	(68)
Acquisition related adjustments	(61)	(46)	(181)	(126)
Levelized foreign currency translation	—	2	—	39
Compensation expense, as adjusted	$1,776	$1,551	$5,741	$4,551
Reported compensation expense ratios	55.5%	56.4%	54.6%	53.1%
Adjusted compensation expense ratios	51.3%	53.0%	51.1%	50.2%
Reported revenues	$3,473	$2,922	$11,268	$9,023
Adjusted revenues - see pages 39 and 40	$3,460	$2,928	$11,240	$9,075
The $280 million increase in compensation expense for the three-month period ended September 30, 2026 compared to the same period in 2025, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended September 30, 2026 ‑ $199 million, increases in base compensation to service and support organic growth - $28 million, acquisition integration costs - $23 million, increased acquisition earnout related adjustments - $15 million, and workforce and lease termination related charges - $15 million.
The $1,365 million increase in compensation expense for the nine-month period ended September 30, 2026 compared to the same period in 2025, was primarily due to compensation associated with the acquisitions completed in the twelve-month period ended September 30, 2026 ‑ $1,096 million, increases in base compensation to service and support organic growth - $133 million, acquisition integration costs - $65 million, increased acquisition earnout related adjustments - $55 million and workforce and lease termination related charges - $16 million.
Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and nine-month periods ended September 30, 2026 with the same periods in 2025 (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2026	2025	2026	2025
Operating expense, as reported	$508	$434	$1,565	$1,149
Acquisition integration	(42)	(28)	(152)	(65)
Workforce and lease termination related charges	(4)	(6)	(18)	(9)
Levelized foreign currency translation	—	2	—	13
Operating expense, as adjusted	$462	$402	$1,395	$1,088
Reported operating expense ratios	14.6%	14.8%	13.9%	12.7%
Adjusted operating expense ratios	13.4%	13.7%	12.4%	12.0%
Reported revenues	$3,473	$2,922	$11,268	$9,023
Adjusted revenues - see pages 39 and 40	$3,460	$2,928	$11,240	$9,075
The $74 million increase in operating expense for the three-month period ended September 30, 2026 compared to the same period in 2025, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2026 ‑ $48 million, acquisition integration costs - $14 million, investments in technology - $14 million, partially offset by decreases in workforce and lease termination related charges - $2 million.
The $416 million increase in operating expense for the nine-month period ended September 30, 2026 compared to the same period in 2025, was primarily due to expenses associated with the acquisitions completed in the twelve-month period ended September 30,

2026 ‑ $276 million, acquisition integration costs - $87 million, additional investments in technology - $44 million, and workforce and lease termination related charges - $9 million.
Depreciation - Depreciation expense increased in the three and nine-month periods ended September 30, 2026 compared to the same periods in 2025 by $4 million and $27 million, respectively. The increase in depreciation expense in 2026 compared to 2025 was due primarily to the purchases of furniture, equipment and leasehold improvements related to office consolidations and moves, and expenditures related to upgrading computer systems. Also contributing to the increase in depreciation expense was the depreciation expense associated with acquisitions completed in the twelve-month period ended September 30, 2026.
Amortization - The increase in amortization expense in the three and nine-month periods ended September 30, 2026 compared to the same periods in 2025 was primarily due to the impact of amortization expense of intangible assets associated with acquisitions completed in the twelve-month period ended September 30, 2026. Based on the results of impairment reviews during the three and nine-month periods ended September 30, 2026, we wrote off $7 million and $29 million, respectively, of amortizable assets. Based on the results of impairment reviews during the three and nine-month periods ended September 30, 2025, we wrote off $2 million and $43 million, respectively, of amortizable assets. We review all of our intangible assets for impairment periodically (at least annually for goodwill) and whenever events or changes in business circumstances indicate that the carrying value of the assets may not be recoverable. We perform such impairment reviews at the division (i.e., reporting unit) level with respect to goodwill and at the business unit level for amortizable intangible assets. In reviewing intangible assets, if the undiscounted future cash flows were less than the carrying amount of the respective (or underlying) asset, an indicator of impairment would exist and further analysis would be required to determine whether or not a loss would need to be charged against current period earnings as a component of amortization expense. Expiration lists, non‑compete agreements and trade names are amortized using the straight-line method over their estimated useful lives (two to fifteen years for expiration lists, two to six years for non-compete agreements and two to fifteen years for trade names).
Change in estimated acquisition earnout payables - The change in the expense from the change in estimated acquisition earnout payables in the three and nine-month periods ended September 30, 2026 compared to the same periods in 2025, was primarily due to adjustments made to the estimated fair value of earnout obligations related to revised assumptions due to rising interest rates and increased market volatility and projections of future performance. During the three-month periods ended September 30, 2026 and 2025, we recognized $8 million and $12 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2021 to 2026. During the nine-month periods ended September 30, 2026 and 2025, we recognized $30 million and $35 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions made in the period from 2021 to 2026. In addition, during the three-month periods ended September 30, 2026 and 2025, we recognized $7 million and $17 million of expense related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 30 and 41 acquisitions, respectively. In addition, during the nine-month periods ended September 30, 2026 and 2025, we recognized $6 million and $3 million of expense related to net adjustments in the estimated fair value of earnout obligations in connection with revised assumptions due to changes in interest rates, volatility and other assumptions and projections of future performance for 94 and 81 acquisitions, respectively.
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
Provision for income taxes - The brokerage segment’s effective income tax rates for the three-month periods ended September 30, 2026 and 2025, were 25.5% and 25.6%, respectively. The brokerage segment’s effective income tax rates for the nine-month periods ended September 30, 2026 and 2025, were 25.5% and 25.7%, respectively. We anticipate reporting an effective tax rate of approximately 24.5% to 26.5% in our brokerage segment based on known changes in tax rates in future periods.
Net earnings attributable to noncontrolling interests - The amounts reported in this line for each of the three-month periods ended September 30, 2026 and 2025, include noncontrolling interest earnings of $3 million and $1 million, respectively. The amounts reported in this line for the nine-month periods ended September 30, 2026 and 2025, include noncontrolling interest earnings of $4 million and $6 million, respectively.
Risk Management
The risk management segment accounted for 12% of our revenue during the nine-month period ended September 30, 2026. Our risk management segment operations provide contract claim settlement, claim administration, loss control services and risk management consulting. For further description of segment operations and revenue sources, see the "Business" section in our Annual Report on Form 10-K for the year ended December 31, 2025.
Financial information relating to our risk management segment results for the three and nine-month periods ended September 30, 2026 compared to the same periods in 2025, is as follows (in millions, except per share, percentages and workforce data):

Statement of Earnings	Three-month period ended September 30,			Nine-month period ended September 30,
	2026	2025	Change	2026	2025	Change
Fees	$448	$393	$55	$1,313	$1,141	$172
Interest income and other income	9	9	—	25	27	(2)
Revenues before reimbursements	457	402	55	1,338	1,168	170
Reimbursements	46	40	6	136	122	14
Total revenues	503	442	61	1,474	1,290	184
Compensation	271	244	27	809	719	90
Operating	85	76	9	246	220	26
Reimbursements	46	40	6	136	122	14
Depreciation	10	10	—	30	30	—
Amortization	7	4	3	21	16	5
Change in estimated acquisition earnout payables	1	—	1	3	1	2
Total expenses	420	374	46	1,245	1,108	137
Earnings before income taxes	83	68	15	229	182	47
Provision for income taxes	22	18	4	61	48	13
Net earnings	61	50	11	168	134	34
Net earnings attributable to noncontrolling interests	—	—	—	—	—	—
Net earnings attributable to controlling interests	$61	$50	$11	$168	$134	$34
Diluted net earnings per share	$0.24	$0.19	$0.05	$0.65	$0.51	$0.14
Other information
Change in diluted net earnings per share	26%	(5%)		27%	(14%)
Growth in revenues (before reimbursements)	14%	9%		15%	8%
Organic change in fees (before reimbursements)	10%	7%		10%	6%
Compensation expense ratio (before reimbursements)	59%	61%		60%	62%
Operating expense ratio (before reimbursements)	19%	19%		18%	19%
Effective income tax rate	27%	27%		27%	27%
Workforce at end of period (includes acquisitions)				11,454	10,669
Identifiable assets at September 30				$2,421	$2,047
EBITDAC
Net earnings	$61	$50	$11	$168	$134	$34
Provision for income taxes	22	18	4	61	48	13
Depreciation	10	10	—	30	30	—
Amortization	7	4	3	21	16	5
Change in estimated acquisition earnout payables	1	—	1	3	1	2
EBITDAC	$101	$82	$19	$283	$229	$54

The following provides non-GAAP information that management believes is helpful when comparing EBITDAC and adjusted EBITDAC for the three and nine-month periods ended September 30, 2026 to the same periods in 2025 (in millions):

	Three-month period ended September 30,			Nine-month period ended September 30,
	2026	2025	Change	2026	2025	Change
Net earnings, as reported	$61	$50	22%	$168	$134	25%
Provision for income taxes	22	18		61	48
Depreciation	10	10		30	30
Amortization	7	4		21	16
Change in estimated acquisition earnout payables	1	—		3	1
Total EBITDAC	101	82	23%	283	229	24%
Acquisition integration	—	2		2	6
Workforce and lease termination related charges	1	4		4	11
Acquisition-related adjustments	2	—		10	1
Levelized foreign currency translation	—	1		—	3
EBITDAC, as adjusted	$104	$89	17%	$299	$250	20%
Net earnings margin (before reimbursements), as reported	13.3%	12.3%	+ 91 bpts	12.6%	11.4%	+ 109 bpts
EBITDAC margin (before reimbursements), as adjusted	22.8%	21.9%	+ 87 bpts	22.4%	21.1%	+ 126 bpts
Reported revenues (before reimbursements)	$457	$402		$1,338	$1,168
Adjusted revenues (before reimbursements) - see pages 39 and 40	$457	$407		$1,338	$1,185
Fees - In our risk management operations, during each of the three and nine-month periods ended September 30, 2026, organic change in fee revenue was 10%, reflecting continued strong new business production and client retention.
Items excluded from organic fee computations yet impacting revenue comparisons for the three and nine-month periods ended September 30, 2026 and 2025 include the following (in millions):

	Three-month period ended September 30,			Nine-month period ended September 30,
Organic Revenues (Non-GAAP)	2026	2025	Change	2026	2025	Change
Fees	$444	$390	14%	$1,297	$1,135	14%
International performance bonus fees	4	3		16	6
Fees as reported	448	393	14%	1,313	1,141	15%
Less fees from acquisitions, divestitures and other	(13)	—		(37)	(2)
Levelized foreign currency translation	—	4		—	16
Organic fees	$435	$397	10%	$1,276	$1,155	10%
The following is a summary of risk management segment acquisition activity for 2026 and 2025:

	Three-month period ended September 30,		Nine-month period ended September 30,
	2026	2025	2026	2025
Number of acquisitions closed	—	—	2	1
Estimated annualized revenues acquired (in millions)	$—	$—	$15	$38

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
Interest income and other income - Interest income and other income primarily represents interest income earned on cash, cash equivalents and fiduciary cash. Interest income and other income in the three-month period ended September 30, 2026 was flat compared to the same period in 2025 and in the nine-month period ended September 30, 2026 decreased compared to the same period in 2025, primarily due to lower interest income earned on fiduciary funds.
Compensation expense - The following provides non-GAAP information that management believes is helpful when comparing compensation expense for the three and nine-month periods ended September 30, 2026 with the same periods in 2025 (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2026	2025	2026	2025
Compensation expense, as reported	$271	$244	$809	$719
Acquisition integration	—	(1)	—	(3)
Workforce and lease termination related charges	(1)	(3)	(4)	(9)
Acquisition-related adjustments	(2)	—	(10)	(1)
Levelized foreign currency translation	—	3	—	12
Compensation expense, as adjusted	$268	$243	$795	$718
Reported compensation expense ratios (before reimbursements)	59.3%	60.6%	60.5%	61.6%
Adjusted compensation expense ratios (before reimbursements)	58.6%	59.7%	59.4%	60.6%
Reported revenues (before reimbursements)	$457	$402	$1,338	$1,168
Adjusted revenues (before reimbursements) - see pages 39 and 40	$457	$407	$1,338	$1,185
The $27 million increase in compensation expense for the three-month period ended September 30, 2026 compared to the same period in 2025, was primarily due to higher base and incentive compensation to service and support organic growth - $21 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended September 30, 2026 ‑ $7 million, acquisition earnout related adjustments - $2 million, partially offset by workforce and lease termination related charges - $2 million, and acquisition integration costs - $1 million.
The $90 million increase in compensation expense for the nine-month period ended September 30, 2026 compared to the same period in 2025, was primarily due to higher base and incentive compensation to service and support organic growth as well as employee benefit costs - $64 million in the aggregate, compensation associated with the acquisitions completed in the twelve-month period ended September 30, 2026 ‑ $25 million, acquisition earnout related adjustments - $9 million, partially offset by workforce and lease termination related charges - $5 million, and acquisition integration costs - $3 million.

Operating expense - The following provides non-GAAP information that management believes is helpful when comparing operating expense for the three and nine-month periods ended September 30, 2026 with the same periods in 2025 (in millions):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2026	2025	2026	2025
Operating expense, as reported	$85	$76	$246	$220
Acquisition integration	—	(1)	(2)	(3)
Workforce and lease termination related charges	—	(1)	—	(2)
Levelized foreign currency translation	—	1	—	2
Operating expense, as adjusted	$85	$75	$244	$217
Reported operating expense ratios (before reimbursements)	18.6%	19.0%	18.4%	18.9%
Adjusted operating expense ratios (before reimbursements)	18.6%	18.4%	18.2%	18.3%
Reported revenues (before reimbursements)	$457	$402	$1,338	$1,168
Adjusted revenues (before reimbursements) - see pages 39 and 40	$457	$407	$1,338	$1,185
The $9 million increase in operating expense for the three-month period ended September 30, 2026 compared to the same period in 2025, was primarily due to additional investments in technology - $9 million, as well as expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2026 - $2 million, partially offset by workforce and lease termination related charges - $1 million, and acquisition integration costs - $1 million.
The $26 million increase in operating expense for the nine-month period ended September 30, 2026 compared to the same period in 2025, was primarily due to additional investments in technology, client related expense and business insurance expense - $21 million, as well as expenses associated with the acquisitions completed in the twelve-month period ended September 30, 2026 - $8 million, partially offset by workforce and lease termination related charges - $2 million.
Depreciation - Depreciation was flat in the three and nine-month periods ended September 30, 2026 compared to the same periods in 2025, which reflects the impact of office consolidations that occurred as leases expired in 2025 (less depreciation associated with furniture, equipment and leasehold improvements), partially offset by the impact of expenditures related to upgrading computer systems.
Amortization - Amortization expense increased in the three and nine-month periods ended September 30, 2026 compared to the same periods in 2025 by $3 million and $5 million, respectively, due to the normal recurring quarterly amortization expense. Based on the results of impairment reviews during the three and nine-month periods ended September 30, 2026 and 2025, no impairments were noted.
Change in estimated acquisition earnout payables - The change in expense from the change in estimated acquisition earnout payables in the three and nine-month periods ended September 30, 2026 to the same periods in 2025, was due to accretion of the discount. During the three-month period ended September 30, 2026 we recognized $1 million of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. During the nine-month periods ended September 30, 2026 and 2025, we recognized $3 million and $1 million, respectively, of expense related to the accretion of the discount recorded for earnout obligations in connection with our acquisitions. In addition, during the three and nine-month periods ended September 30, 2026, there were no net adjustments in the estimated fair value of earnout obligations to projections of future performance for acquisitions. In addition, during the three and nine-month periods ended September 30, 2025, there was no net adjustments and one net adjustment for one acquisition, respectively, in the estimated fair value of earnout obligations to projections of future performance.
Provision for income taxes - The risk management segment’s effective income tax rates for the three-month periods ended September 30, 2026 and 2025, were 26.5% and 26.6%, respectively. The risk management segment’s effective income tax rates for the nine-month periods ended September 30, 2026 and 2025, were 26.6% and 26.6%, respectively. We anticipate reporting an effective tax rate on adjusted results of approximately 25.0% to 27.0% in our risk management segment based on known changes in tax rates in future periods.

Corporate
The corporate segment reports the financial information related to our debt, external acquisition-related expenses, other corporate costs and the impact of foreign currency remeasurement. For a detailed discussion of the nature of our debt, see Note 6 to our unaudited consolidated financial statements included herein as of September 30, 2026 and in Note 7 to our most recent Annual Report on Form 10‑K as of December 31, 2025.
Financial information relating to our corporate segment results for the three and nine-month periods ended September 30, 2026 compared to the same periods in 2025 is as follows (in millions, except per share):

	Three-month period ended September 30,			Nine-month period ended September 30,
Statement of Earnings	2026	2025	Change	2026	2025	Change
Other income (loss)	$—	$1	$(1)	$(5)	$1	$(6)
Total revenues	—	1	(1)	(5)	1	(6)
Compensation	37	39	(2)	117	122	(5)
Operating	52	71	(19)	156	221	(65)
Interest	168	161	7	494	477	17
Depreciation	2	2	—	6	6	—
Total expenses	259	273	(14)	773	826	(53)
Loss before income taxes	(259)	(272)	13	(778)	(825)	47
Benefit for income taxes	(89)	(86)	(3)	(285)	(306)	21
Net loss	(170)	(186)	16	(493)	(519)	26
Net loss attributable to noncontrolling interests	—	—	—	—	—	—
Net loss attributable to controlling interests	$(170)	$(186)	$16	$(493)	$(519)	$26
Diluted net loss per share	$(0.66)	$(0.72)	$0.06	$(1.90)	$(2.00)	$0.10
Identifiable assets at September 30				$2,144	$16,931
EBITDAC
Net loss	$(170)	$(186)	$16	$(493)	$(519)	$26
Benefit for income taxes	(89)	(86)	(3)	(285)	(306)	21
Interest	168	161	7	494	477	17
Depreciation	2	2	—	6	6	—
EBITDAC	$(89)	$(109)	$20	$(278)	$(342)	$64
Revenues - Revenues in the corporate segment consist of other income related to the run-off of legacy investments and other investment income.
Compensation expense - Compensation expense in the three-month periods ended September 30, 2026 and 2025, includes salary, incentive compensation, and associated benefit expenses of $37 million and $39 million, respectively. The change in compensation expense for the three-month period ended September 30, 2026 compared to the same period in 2025 was primarily due to decreased incentive compensation.
Compensation expense in the nine-month periods ended September 30, 2026 and 2025, includes salary, incentive compensation, and associated benefit expenses of $117 million and $122 million, respectively. The change in compensation expense for the nine-month period ended September 30, 2026 compared to the same period in 2025 was primarily due to decreased incentive compensation related to transaction-related costs as described on page 55 in note (1).
Operating expense - Operating expense in the three-month period ended September 30, 2026, includes banking and related fees of $1 million, external professional fees and other due diligence costs related to acquisitions of $22 million, which includes $17 million of transaction-related costs as described on page 55 in note (1), other corporate and clean energy-related expenses, including technology and other professional fees of $20 million in aggregate, and a net unrealized foreign exchange remeasurement loss of $(9) million.
Operating expense in the nine-month period ended September 30, 2026, includes banking and related fees of $2 million, external professional fees and other due diligence costs related to acquisitions of $49 million, which includes $36 million of transaction-related costs as described on page 55 in note (1), other corporate and clean energy-related expenses, including technology and other professional fees of $102 million in aggregate, which includes costs associated with legal, tax, and benefit plan- related matters and the write-down of a clean energy-related investment as described on page 56 in notes (3), (4) and (5), and a net unrealized foreign exchange remeasurement loss of $(3) million.
Operating expense in the three-month period ended September 30, 2025 includes banking and related fees of $1 million, external professional fees and other due diligence costs related to acquisitions of $33 million, which includes $29 million of transaction‑related costs as described on page 55 in note (1), other corporate and clean energy-related expenses, including technology and other professional fees of $42 million in aggregate, and a net unrealized foreign exchange remeasurement gain of $5 million.
Operating expense in the nine-month period ended September 30, 2025 includes banking and related fees of $3 million, external professional fees and other due diligence costs related to acquisitions of $86 million, which includes $75 million of transaction‑related costs as described on page 55 in note (1), other corporate and clean energy-related expenses, including technology and other professional fees of $89 million in aggregate, and a net unrealized foreign exchange remeasurement loss of $(43) million.
Interest expense - The interest expense for the three and nine-month periods ended September 30, 2026 increased compared to the same periods in 2025 primarily due to an increase in borrowings outstanding under the Credit Agreement, partially offset by the paydowns of Note Purchase Agreements.

Depreciation - Depreciation expense in the three and nine-month periods ended September 30, 2026 was flat compared to the same periods in 2025 and includes capital improvements made at our corporate headquarters and Gallagher Centers of Excellence and to the acquisition of other corporate related fixed assets.
Benefit for income taxes - We allocate the provision for income taxes to the brokerage and risk management segments using local country statutory rates. Our consolidated effective tax rate for the three-month period ended September 30, 2026 was 21.2% compared to 21.1% for the same period in 2025. Our consolidated effective tax rate for the nine-month period ended September 30, 2026 was 21.2% compared to 20.2% for the same period in 2025.

The following provides non-GAAP information that we believe is helpful when comparing our operating results for the three and nine-month periods ended September 30, 2026 and 2025 for the corporate segment (in millions):

	2026			2025
Three-Month Periods Ended September 30	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(169)	$44	$(125)	$(162)	$42	$(120)
Clean energy-related	(2)	1	(1)	(2)	1	(1)
Acquisition costs (1)	(22)	3	(19)	(38)	(1)	(39)
Corporate (2)	(66)	41	(25)	(70)	44	(26)
Corporate, as reported	(259)	89	(170)	(272)	86	(186)
Adjustments
Transaction-related costs (1)	17	(3)	14	34	2	36
Legal and tax-related (4)	(1)	—	(1)	24	(16)	8
Components of Corporate Segment, as adjusted
Interest and banking costs	(169)	44	(125)	(162)	42	(120)
Clean energy-related	(2)	1	(1)	(2)	1	(1)
Acquisition costs	(5)	—	(5)	(4)	1	(3)
Corporate (2)	(67)	41	(26)	(46)	28	(18)
Adjusted three months	$(243)	$86	$(157)	$(214)	$72	$(142)

	2026			2025
Nine-Month Periods Ended September 30,	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests	Pretax Loss	Income Tax (Provision) Benefit	Net Earnings (Loss) Attributable to Controlling Interests
Interest and banking costs	$(496)	$129	$(367)	$(480)	$125	$(355)
Clean energy-related	(11)	4	(7)	(6)	2	(4)
Acquisition costs (1)	(50)	8	(42)	(98)	8	(90)
Corporate (2)	(221)	144	(77)	(241)	171	(70)
Corporate, as reported	(778)	285	(493)	(825)	306	(519)
Adjustments
Clean energy-related (3)	5	(2)	3	—	—	—
Transaction-related costs (1)	36	(6)	30	86	(6)	80
Legal and tax-related (4)	30	(20)	10	24	(16)	8
Benefit plan-related (5)	8	(2)	6	—	—	—
Components of Corporate Segment, as adjusted
Interest and banking costs	(496)	129	(367)	(480)	125	(355)
Clean energy-related	(6)	2	(4)	(6)	2	(4)
Acquisition costs	(14)	2	(12)	(12)	2	(10)
Corporate (2)	(183)	122	(61)	(217)	155	(62)
Adjusted nine months	$(699)	$255	$(444)	$(715)	$284	$(431)
(1)We incurred transaction-related costs, which include legal, consulting, employee compensation and other professional fees associated with completed, future and terminated acquisitions. Adjustments primarily relate to acquisition of AssuredPartners and Woodruff Sawyer, which closed in August 2025 and April 2025, respectively.

(2)Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $(9) million in third quarter 2026 and a net unrealized foreign exchange remeasurement gain of $5 million in third quarter 2025. Corporate pretax loss includes a net unrealized foreign exchange remeasurement loss of $(3) million in the nine-month period ended September 30, 2026 and a net unrealized foreign exchange remeasurement loss of $(43) million in the nine-month period ended September 30, 2025.
(3)Adjustments in the nine-month period ended September 30, 2026 include the write-down of a clean energy-related investment.
(4)Adjustments in third quarter 2026 and 2025 and the nine-month periods ended September 30, 2026 and 2025 include costs associated with legal and tax matters.
(5)Adjustments in the nine-month period ended September 30, 2026 include costs associated with the termination of the Gallagher US defined pension plan and other benefit plan changes.
Interest, banking costs and debt - Interest and banking costs includes expenses related to our debt.
Clean energy-related - This consists of the operating results related to our investments in clean energy projects, primarily fusion and carbon sequestration projects.
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
Corporate - Consists of overhead allocations mostly related to corporate staff compensation, other corporate level activities, and net unrealized foreign exchange remeasurement. In addition, it includes the tax expense related to partial taxation of foreign earnings, nondeductible executive compensation and entertainment expenses, the tax benefit from the vesting of employee equity awards, as well as other permanent or discrete tax items not reflected in the provision for income taxes in the brokerage and risk management segments. The income tax benefit of stock-based awards that vested or were settled in the nine-month periods ended September 30, 2026 and 2025, was $37 million and $100 million, respectively, and is included in the table above in the Corporate line.
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
Operating Cash Flow
Historically, we have depended on our ability to generate positive cash flow from operations to meet a substantial portion of our cash requirements. We believe that our cash flows from operations and borrowings under our Credit Agreement (as defined below) will provide us with adequate resources to meet our liquidity needs in the foreseeable future. To fund acquisitions made during 2025 and for the nine-month period ended September 30, 2026, we relied on a combination of net cash flows from operations, proceeds from borrowings under our Credit Agreement, proceeds from issuances of senior unsecured notes and issuance of our common stock.
Cash provided by operating activities was $2,310 million and $1,177 million for the nine-month periods ended September 30, 2026 and 2025, respectively. The increase in cash provided by operating activities during the nine-month period ended September 30, 2026 compared to the same period in 2025, was primarily due to a decrease in payments on acquisition earnouts in excess of initial estimates (primarily related to the acquisition of the Willis Towers Watson treaty reinsurance brokerage operations) and by the growth in 2026 compared to 2025 in our reported net earnings, adjusted for non-cash items (i.e., EBITDAC), partially offset by timing differences between periods with cash receipts and disbursements related to accounts receivables and accrued compensation and other current liabilities. In April 2025, we made a $750 million earnout payment to the sellers related to the acquisition of the Willis Towers Watson treaty reinsurance brokerage operations in December 2021.

During the nine-month period ended September 30, 2026 employee matching contributions to the 401(k) plan of $115 million relating to 2025 were funded using common stock. During the nine-month period ended September 30, 2025, employee matching contributions to the 401(k) plan of $105 million relating to 2024 were funded using common stock.
When assessing our overall liquidity, we believe that the focus should be on EBITDAC, and cash provided by operating activities in our consolidated statement of cash flows. Consolidated EBITDAC was $3,551 million and $2,969 million for the nine-month periods ended September 30, 2026 and 2025, respectively. Net earnings attributable to controlling interests were $1,549 million and $1,344 million for the nine-month periods ended September 30, 2026 and 2025, respectively. We believe that EBITDAC items are indicators of trends in liquidity.
Defined Benefit Pension Plan
In 2025, we initiated a process to fully terminate our defined pension benefit plan. In fourth quarter 2025, substantially all of the future obligations under the plan were settled through a combination of lump sum payments to eligible, electing participants and a transfer of the remaining liability through the purchase of a group annuity contract to a highly-rated third-party insurance company. As of December 31, 2025, the only remaining obligations were payments to the Pension Benefit Guaranty Corporation (which we refer to as PBGC) for missing participants and the distribution of the surplus assets to plan participants. In fourth quarter 2025, we recognized a non-cash, pretax loss of approximately $(16) million to operating expense in the consolidated statement of earnings that was offset by an approximate $12 million adjustment to consolidated statement of comprehensive earnings and a $4 million reversal of a deferred tax asset. In second quarter 2026, we completed the termination process related to our defined pension benefit plan and recognized a non-cash, pretax loss of approximately $(17) million to operating expense in the consolidated statement of earnings. We did not make any additional funding to the plan related to this plan termination process.
Investing Cash Flows
Capital Expenditures - Capital expenditures were $135 million and $105 million for the nine-month periods ended September 30, 2026 and 2025, respectively. In 2026, we expect total expenditures for capital improvements to be approximately $180 million (includes the impact of acquisitions closed through September 30, 2026), part of which is related to expenditures on office moves and investments being made in IT and software development projects. Capital expenditures increased in 2026 compared to 2025 primarily due to an increase in acquisition integration related expenditures, differences in the period over period timing of expenditures related to investments in information technology, and by the movement of information technology to cloud computing based technology from in‑house hosted environments.

Expenditures made related to cloud computing based technology are accounted for as deferred costs versus fixed assets, which would reduce capital expenditures.
Acquisitions - Cash paid for acquisitions, net of cash and restricted cash acquired, was $1,112 million and $15,312 million in the nine-month periods ended September 30, 2026 and 2025, respectively. In addition, during the nine-month period ended September 30, 2026, we issued 0.2 million shares ($30 million) of our common stock as payment for a portion of the total consideration paid for 2026 acquisitions and earnout payments made in 2026. During the nine-month period ended September 30, 2025, we issued 0.1 million shares ($23 million) of our common stock as payment for consideration paid for 2025 acquisitions and earnout payments made in 2025. We completed twenty-one and twenty-six acquisitions in the nine-month periods ended September 30, 2026 and 2025, respectively. Annualized revenues of businesses acquired in the nine-month periods ended September 30, 2026 and 2025 totaled approximately $224 million and $3,428 million, respectively. For the remainder of 2026, we expect to use cash on hand, new debt, our Credit Agreement, cash from operations and our common stock, or a combination thereof to fund all of the acquisitions we complete.
If liquidity concerns arise, we may be more likely to issue common stock to fund acquisitions.
Dispositions - During each of the nine-month periods ended September 30, 2026 and 2025, we sold several books of business and recognized net gains of $27 million and $5 million, respectively. We received net cash proceeds of $7 million and $5 million, respectively, in these 2026 and 2025 transactions.
Financing Cash Flows
At September 30, 2026, we had $9,550 million of Senior Notes, $2,683 million of Note Purchase Agreements outstanding, $630 million of borrowings outstanding under our Credit Agreement, $228 million of borrowings outstanding under our Premium Financing Debt Facility and a cash and cash equivalent balance of $1,213 million.
As of September 30, 2026 we had no pre-issuance hedges open for 2026.
The Senior Notes, Note Purchase Agreements, the Credit Agreement and the Premium Financing Debt Facility contain various financial covenants that require us to maintain specified financial ratios. We were in compliance with these covenants at September 30, 2026.
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
We use the Credit Agreement to post letters of credit and to borrow funds to supplement our operating cash flows from time to time. In the nine-month period ended September 30, 2026, we borrowed an aggregate of $6,660 million and repaid $6,030 million. At September 30, 2026, there were $630 million of borrowings outstanding under the Credit Agreement. Due to outstanding letters of credit, $1,868 million remained available for potential borrowings under the Credit Agreement at September 30, 2026. Principal uses of the 2026 and 2025 borrowings under the Credit Agreement were to fund acquisitions, earnout payments related to acquisitions and general corporate purposes.

Premium Financing Debt Facility - On November 17, 2025, we entered into an amendment to our revolving loan facility (which we refer to as the Premium Financing Debt Facility), that provides funding for the three Australian (AU) and New Zealand (NZ) premium finance subsidiaries. The Premium Financing Debt Facility is comprised of: (i) Facility B, which is separated into AU$390 million and NZ$10 million tranches (the AU$ tranche will decrease as of March 1, 2027 to AU$310 million and the NZ$ tranche increased as of October 1, 2026 to NZ$25 million), (ii) Facility C, which is an AU$60 million equivalent multi-currency overdraft tranche and (iii) Facility D, which is a NZ$15 million equivalent multi-currency overdraft tranche.
At September 30, 2026, AU$310 million of borrowings were outstanding under Facility B, with no borrowings outstanding under the NZ$ tranche of Facility B. There were no borrowings under the AU$ tranche under Facility C and NZ$15 million of borrowings were outstanding under Facility D, which in aggregate amount to US$228 million of borrowings outstanding under the Premium Financing Debt Facility.
Dividends - Our board of directors determines our dividend policy. Our board of directors determines dividends on our common stock on a quarterly basis after considering our available cash from earnings, our anticipated cash needs and current conditions in the economy and financial markets.
In the nine-month period ended September 30, 2026, we declared $546 million in cash dividends on our common stock, or $0.70 per common share per quarter, an 8% increase over the nine-month period ended September 30, 2025. On October 27, 2026, we announced a quarterly dividend for fourth quarter 2026 of $0.70 per common share. This dividend level in 2026 will result in annualized net cash used by financing activities in 2026 of approximately $719 million (based on the number of outstanding shares as of September 30, 2026) or an anticipated increase in cash used of approximately $53 million compared to 2025. We make no assurances regarding the amount of any future dividend payments.
Shelf Registration Statement - On February 12, 2024, we filed a shelf registration statement on Form S-3 with the SEC, registering the offer and sale from time to time, of an indeterminate amount of debt securities, guarantees, common stock, preferred stock, warrants, depositary shares, purchase contracts, or units. The availability of the potential liquidity under this shelf registration statement depends on investor demand, market conditions and other factors. We make no assurances regarding when, or if, we will issue any securities under this registration statement. On November 15, 2022, we filed a shelf registration statement on Form S-4 with the SEC, registering 7.0 million shares of our common stock that we may offer and issue from time to time in connection with future acquisitions of other businesses, assets or securities. At September 30, 2026, 5.4 million shares remained available for issuance under this registration statement. Please see the information set forth in “Investing Cash Flows - Acquisitions.”
Common Stock Repurchases - We have in place a common stock repurchase plan approved by our board of directors in July 2021, that authorizes the repurchase of up to $1.5 billion of common stock. During the nine-month period ended September 30, 2026 we repurchased 2.7 million shares of our common stock in the amount of $580 million pursuant to our repurchase plan. During the nine-month period ended September 30, 2025, we did not repurchase shares of our common stock. The plan authorizes the repurchase of our common stock at such times and prices, as we may deem advantageous, in transactions on the open market or in privately negotiated transactions. We are under no commitment or obligation to repurchase any particular number of shares, and the plan may be suspended at any time at our discretion. Management may consider repurchasing common stock during the remainder of 2026 to the extent that our available cash exceeds acquisition opportunities. Funding for share repurchases may come from a variety of sources, including cash from operations, short-term or long‑term borrowings under our Credit Agreement or other sources. See “Issuer Purchases of Equity Securities” below for more information regarding shares repurchased during the quarter.
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

At-the-Market Equity Program - On March 14, 2024, we entered into an updated Equity Distribution Agreement with Morgan Stanley & Co. LLC, pursuant to which we may offer and sell, from time to time, up to 3.0 million shares of our common stock through Morgan Stanley as sales agent. We intend to use the net proceeds of sales under this program to fund future acquisitions from time to time or for general corporate purposes. During the quarter ended September 30, 2026, we did not sell shares of our common stock under the program.
Common Stock Issuances - Refer to Note 13 for more information regarding the issuance of our common stock and the qualified contributory savings and thrift 401(k) plan.
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
Business Combinations and Dispositions
See Note 3 to the unaudited consolidated financial statements for a discussion of our business combinations during the nine-month period ended September 30, 2026. We did not have any material dispositions during the nine-month period ended September 30, 2026.
Item 3.              Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks in our day to day operations. Market risk is the potential loss arising from adverse changes in market rates and prices, such as interest and foreign currency exchange rates and equity prices. The following analyses present the hypothetical loss in fair value of the financial instruments held by us at September 30, 2026 that are sensitive to changes in interest rates. The range of changes in interest rates used in the analyses reflects our view of changes that are reasonably possible over a one‑year period. This discussion of market risks related to our consolidated balance sheet includes estimates of future economic environments caused by changes in market risks. The effect of actual changes in these market risk factors may differ materially from our estimates. In the ordinary course of business, we also face risks that are either nonfinancial or unquantifiable, including credit risk and legal risk. These risks are not included in the following analyses.
Our invested assets are primarily held as cash and cash equivalents, which are subject to various market risk exposures such as interest rate risk. The fair value of our portfolio of cash and cash equivalents at September 30, 2026 approximated its carrying value due to its short‑term duration. We estimated market risk as the potential decrease in fair value resulting from a hypothetical one‑percentage point increase in interest rates for the instruments contained in the cash and cash equivalents investment portfolio. The resulting fair values were not materially different from their carrying values at September 30, 2026.
At September 30, 2026, we had $12,233 million of borrowings outstanding under our various senior notes and note purchase agreements. The aggregate estimated fair value of these borrowings at September 30, 2026 was $10,658 million due to their long‑term duration and fixed interest rates associated with these debt obligations. No active or observable market exists for our private placement long-term debt. Therefore, the estimated fair value of this debt is based on the income valuation approach, which is a valuation technique that converts future amounts (for example, cash flows or income and expenses) to a single current (that is, discounted) amount. The fair value measurement is determined on the basis of the value indicated by current market expectations about those future amounts. Because our debt issuances generate a measurable income stream for each lender, the income approach was deemed to be an appropriate methodology for valuing the private placement long-term debt. The methodology used calculated the original deal spread at the time of each debt issuance, which was equal to the difference between the yield of each issuance (the coupon rate) and the equivalent benchmark treasury yield at that time. The market spread as of the valuation date was calculated, which is equal to the difference between an index for investment grade insurers and the equivalent benchmark treasury yield today. An implied premium or discount to the par value of each debt issuance based on the difference between the origination deal spread and market as of the valuation date was then calculated. The index we relied on to represent investment grade insurers was the Bloomberg Valuation Services (BVAL) U.S. Insurers BBB index. This index is comprised primarily of insurance brokerage firms and was representative of the industry in which we operate. For the purpose of our analysis, the average BBB rate was assumed to be the appropriate borrowing rate for us.
We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet based on a hypothetical one‑percentage point decrease in our weighted average borrowing rate at September 30, 2026 and the resulting fair values would have been $765 million lower than their carrying value (or $11,468 million). We estimated market risk as the potential impact on the value of the debt recorded in our consolidated balance sheet resulting from a hypothetical one‑percentage point increase in our weighted average borrowing rate at September 30, 2026 and the resulting fair values would have been $2,281 million lower than their carrying value (or $9,952 million).
At September 30, 2026, we had $630 million of borrowings outstanding under our Credit Agreement and $228 million of borrowings outstanding under our Premium Financing Debt Facility. The fair value of these borrowings approximate their carrying value due to their short‑term duration and variable interest rates associated with these debt obligations. Market risk is estimated as the potential increase in fair value resulting from a hypothetical one‑percentage point decrease in our weighted average short-term borrowing rate at September 30, 2026, and the resulting fair value is not materially different from their carrying value.
We are subject to foreign currency exchange rate risk primarily from one of our larger U.K. based brokerage subsidiaries that incurs expenses denominated primarily in British pounds while receiving a substantial portion of its revenues in U.S. dollars. Please see Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding potential foreign exchange rate risks. In addition, we are subject to foreign currency exchange rate risk from our Australian, Canadian, Indian, Jamaican, New Zealand, Norwegian, Singaporean and various Caribbean and Latin American operations because we transact business in their local denominated currencies. Foreign currency gains (losses) related to this market risk are recorded in earnings before income taxes as transactions occur. Assuming a hypothetical adverse change of 10% in the average foreign currency exchange rate for the nine-month period ended September 30, 2026 (a weakening of the U.S. dollar), earnings before income taxes would have increased by approximately $62 million. Assuming a hypothetical favorable change of 10% in the average foreign currency exchange rate for the nine-month period ended September 30, 2026 (a strengthening of the U.S. dollar), earnings before income taxes would have decreased by approximately $25 million. We are also subject to foreign currency exchange rate risk associated with the translation of local currencies of our foreign subsidiaries into U.S. dollars. We manage the balance sheets of our foreign subsidiaries, where practical, such that foreign liabilities are matched with equal foreign assets, maintaining a “balanced book” which minimizes the effects of currency fluctuations. However, our consolidated financial position is exposed to foreign currency exchange risk related to intra-entity loans between our U.S. based subsidiaries and our non-U.S. based subsidiaries that are denominated in the respective local foreign currency. A transaction that is in a foreign currency is first remeasured at the entity’s functional (local) currency, where applicable, (which is an adjustment to consolidated earnings) and then translated to the reporting (U.S. dollar) currency (which is an adjustment to consolidated stockholders’ equity) for consolidated reporting purposes. If the transaction is already denominated in the foreign entity’s functional currency, only the translation to U.S. dollar reporting is necessary. The remeasurement process required by U.S. GAAP for such foreign currency loan transactions will give rise to a consolidated unrealized foreign exchange gain or loss, which could be material, that is recorded in accumulated other comprehensive earnings (loss).
Historically, we have not entered into derivatives or other similar financial instruments for trading or speculative purposes. However, with respect to managing foreign currency exchange rate risk in India, Norway and the U.K., we have periodically purchased financial instruments to minimize our exposure to this risk. During the nine-month periods ended September 30, 2026 and 2025, we had several monthly forward contracts and options in place with an external financial institution that are designed to hedge a significant portion of our future Norway and the U.K. currency revenues through various future payment dates. In addition, during the nine-month periods ended September 30, 2026 and 2025, we had several monthly put/call options in place with an external financial institution that were designed to hedge a significant portion of our Indian currency disbursements through various future payment dates. Although these hedging strategies were designed to protect us against significant India, Norway and the U.K. currency exchange rate movements, we are still exposed to some foreign currency exchange rate risk for the portion of the payments and currency exchange rate that are unhedged. All of these hedges are accounted for in accordance with ASC Topic 815, “Derivatives and Hedging”, and periodically are tested for effectiveness in accordance with such guidance. In the scenario where such hedge does not pass the effectiveness test, the hedge will be re‑measured at the stated point and the appropriate loss, if applicable, would be recognized. In the nine-month period ended September 30, 2026 there has been no such effect on our financial presentation. The impact of these hedging strategies was not material to our unaudited consolidated financial statements for the nine-month period ended September 30, 2026. See Note 11 to our unaudited consolidated financial statements for the changes in fair value of these derivative instruments reflected in comprehensive earnings at September 30, 2026.

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
On August 18, 2025, we acquired AssuredPartners. We have been in the process of incorporating AssuredPartners internal controls into our control structure. The acquisition of, and the ongoing integration of, AssuredPartners represents a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting, which was completed as of December 31, 2025. Except as described above, during the three-month period ended September 30, 2026, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.  Risk Factors
There have been no material changes to the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which should be considered alongside the information contained in this report.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table shows the purchases of our common stock made by or on behalf of us or any “affiliated purchaser” (as such term is defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended) for each fiscal month in the three-month period ended September 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (3) (4)
July 1 through July 31, 2026	2,828	$257.43	—	$1,020
August 1 through August 31, 2026	3,987	256.76	—	1,020
September 1 through September 30, 2026	455,531	228.85	437,519	920
Total	462,346	$229.26	437,519
(1)Amounts in this column include shares of our common stock purchased by the trustees of trusts established under our DEPP, our DCPP and our Supplemental Savings and Thrift Plan (which we refer to as the Supplemental Plan), respectively. These plans are considered to be unfunded for purposes of federal tax law since the assets of these trusts are available to our creditors in the event of our financial insolvency. See Note 9 to the September 30, 2026 unaudited consolidated financial statements in this report for more information regarding the DEPP. In the third quarter of 2026, we instructed the trustee for the DEPP and the DCPP to reinvest dividends on shares of our common stock held by these trusts and to purchase our common stock using cash that we contributed to the DCPP related to 2026 awards under the DCPP. The Supplemental Plan is an unfunded, non-qualified deferred compensation plan that allows certain highly compensated employees to defer compensation, including Company match amounts, on a before-tax basis or after‑tax basis. Under the terms of the Supplemental Plan, all amounts credited to an employee’s account may be deemed invested, at the employee’s election, in a number of investment options that include various mutual funds, an annuity product and a fund representing our common stock. When an employee elects to have some or all of the amounts credited to the employee’s account under the Supplemental Plan deemed to be invested in the fund representing our common stock, the trustee of the trust for the Supplemental Plan purchases shares of our common stock in a number sufficient to ensure that the trust holds a number of shares of our common stock with a value equal to the amounts deemed invested in the fund representing our common stock. We want to ensure that at the time when an employee becomes entitled to a distribution under the terms of the Supplemental Plan, any amounts deemed to be invested in the fund representing our common stock are distributed in the form of shares of our common stock held by the trust. We established the trusts for the DEPP, the DCPP and the Supplemental Plan to assist us in discharging our deferred compensation obligations under these plans. All assets of these trusts, including any shares of our common stock purchased by the trustees, remain, at all times, assets of the Company, subject to the claims of our creditors in the event of our financial insolvency. The terms of the DEPP, the DCPP and the Supplemental Plan do not provide for a specified limit on the number of shares of common stock that may be purchased by the respective trustees of the trusts.

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
(4)Dollar values stated in millions.
Item 5.              Other Information
During the quarter ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.
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

Arthur J. Gallagher & Co.

Date: November 5, 2026	By:	/s/ Douglas K. Howell
Douglas K. Howell Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)